Form 10-Q
period 2000-06-30
HUDSON VALLEY HOLDING CORP
filed 2000-08-15
CIK 722256

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                     THE SECURITIES  EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2000

                          Commission File No. 030525

                          HUDSON VALLEY HOLDING CORP.
            (Exact name of registrant as specified in its charter)

               NEW YORK                                          13-3148745
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

                     21 Scarsdale Road, Yonkers, NY 10707
             (Address of principal executive office with zip code)

                                 914-961-6100
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     OUTSTANDING AT
            CLASS                    AUGUST 11, 2000
            -----                    ---------------

     Common stock, par value           4,275,554
     $0.20 per share

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED
               JUNE 30, 1999 (UNAUDITED)                                 1

               CONSOLIDATED STATEMENTS OF
               INCOME FOR THE SIX MONTHS ENDED
               JUNE 30, 2000 AND 1999 (UNAUDITED)                        2

               CONSOLIDATED STATEMENTS OF
               COMPREHENSIVE INCOME FOR THE
               THREE AND SIX MONTH PERIODS
               ENDED JUNE 30, 2000 AND 1999
               (UNAUDITED)                                               3

               CONSOLIDATED BALANCE SHEETS
               AS OF JUNE 30, 2000 (UNAUDITED) AND
               DECEMBER 31, 1999                                         4

               CONSOLIDATED STATEMENTS OF
               CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED
               JUNE 30, 2000 AND 1999 (UNAUDITED)                        5

               CONSOLIDATED STATEMENTS OF CASH
               FLOWS FOR THE SIX MONTHS ENDED
               JUNE 30, 2000 AND 1999 (UNAUDITED)                        6

               NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS (UNAUDITED)                                    7


ITEM 2.        MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                 8

ITEM 3.        QUANTITATIVE AND QUALITATIVE
               DISCLOSURES ABOUT MARKET RISK                            39

                                                                        Page
                                                                        ----
PART II.   OTHER INFORMATION AND SIGNATURES

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                         41

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                         43

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 Dollars in thousands, except per share amounts

                                                                    Three Months
                                                                       Ended
                                                                      June 30,
                                                                  ----------------
                                                                    2000    1999
                                                                  -------  -------
Interest Income:
Loans, including fees...........................................  $10,182  $ 7,437
Securities:
  Taxable.......................................................    9,278    7,671
  Exempt from Federal income taxes..............................    1,711    1,530
Federal funds sold..............................................      194      326
                                                                  -------  -------
Total interest income...........................................   21,365   16,964
                                                                  -------  -------

Interest Expense:
Deposits........................................................    6,512    4,219
Securities sold under repurchase agreements and other short term
 borrowings.....................................................    1,969    1,391
Other borrowings................................................    1,415    1,405
                                                                  -------  -------
Total interest expense..........................................    9,896    7,015
                                                                  -------  -------

Net Interest Income.............................................   11,469    9,949
Provision for loan losses.......................................      350      225
                                                                  -------  -------
Net interest income after provision for loan losses.............   11,119    9,724
                                                                  -------  -------

Non Interest Income:
Service charges.................................................      273      256
Realized gain on sales of securities, net.......................       --       15
Other income....................................................      132      108
                                                                  -------  -------
Total non interest income.......................................      405      379
                                                                  -------  -------

Non Interest Expense:
Salaries and employees benefits.................................    3,764    3,293
Occupancy.......................................................      547      493
Professional services...........................................      725      637
Equipment.......................................................      421      482
Business development............................................      171      261
FDIC assessment.................................................       40       19
Other operating expenses........................................      902      894
                                                                  -------  -------
Total non interest expense......................................    6,570    6,079
                                                                  -------  -------

Income Before Income Taxes......................................    4,954    4,024

Income Taxes....................................................    1,313      986
                                                                  -------  -------
Net Income......................................................  $ 3,641    3,038
                                                                  =======  =======
Basic Earnings Per Common Share.................................  $  0.85  $  0.72

Diluted Earnings Per Common Share...............................  $  0.82  $  0.70

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 Dollars in thousands, except per share amounts

                                                                                     Six Months
                                                                                       Ended
                                                                                      June 30,
                                                                                -------------------
                                                                                  2000       1999
                                                                                --------   --------
Interest Income:
Loans, including fees.........................................................  $ 19,700   $ 14,377
Securities:
    Taxable...................................................................    18,405     14,724
    Exempt from Federal income taxes..........................................     3,369      3,043
Federal funds sold............................................................       346        477
                                                                                --------   --------
Total interest income.........................................................    41,820     32,621
                                                                                --------   --------
Interest Expense:
Deposits......................................................................    11,756      7,949
Securities sold under repurchase agreements and other short term borrowings...     4,842      3,042
Other borrowings..............................................................     2,531      2,467
                                                                                --------   --------
Total interest expense........................................................    19,129     13,458
                                                                                --------   --------
Net Interest Income...........................................................    22,691     19,163
Provision for loan losses.....................................................       700        450
                                                                                --------   --------
Net interest income after provision for loan losses...........................    21,991     18,713
                                                                                --------   --------
Non Interest Income:
Service charges...............................................................       550        492
Realized gain on sales of securities, net.....................................         -         15
Other income..................................................................       481        245
                                                                                --------   --------
Total non interest income.....................................................     1,031        752
                                                                                --------   --------

Non Interest Expense:
Salaries and employees benefits...............................................     7,263      6,230
Occupancy.....................................................................     1,096        981
Professional services.........................................................     1,343      1,105
Equipment.....................................................................       864        912
Business development..........................................................       409        465
FDIC assessment...............................................................        82         40
Other operating expenses......................................................     1,849      1,777
                                                                                --------   --------
Total non interest expense....................................................    12,906     11,510
                                                                                --------   --------
Income Before Income Taxes....................................................    10,116      7,955

Income Taxes..................................................................     2,681      1,949
                                                                                --------   --------
Net Income....................................................................  $  7,435   $  6,006
                                                                                ========   ========
Basic Earnings Per Common Share...............................................  $   1.74   $   1.43

Diluted Earnings Per Common Share.............................................  $   1.70   $   1.40

                See notes to consolidated financial statements

                  HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
                             Dollars in thousands

                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                           --------------------    ---------------------
                                                             2000       1999         2000        1999
                                                           ---------  ---------    ---------   ---------
Net Income................................................ $  3,641   $   3,038    $   7,435   $   6,006

Other comprehensive income (loss), net of tax:
  Unrealized holding gain (loss) on securities available
   for sale arising during the period.....................    1,202     (13,070)       2,548     (15,986)
  Income tax effect.......................................     (492)      5,352       (1,043)      6,546
                                                           --------   ---------    ---------   ---------
Other comprehensive income (loss).........................      710      (7,718)       1,505      (9,440)
                                                           --------   ---------    ---------   ---------
Comprehensive Income (Loss)............................... $  4,351   $  (4,680)   $   8,940   $  (3,434)
                                                           ========   =========    =========   =========



                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
            Dollars in thousands, except per share and share amounts

                                                         June 30,    December 31,
                                                           2000          1999
                                                        -----------  ------------
                                                        (Unaudited)
ASSETS
Cash and due from banks...............................  $   35,075    $   26,185
Federal funds sold....................................      11,700        20,900

Securities available for sale, at estimated fair value
 (amortized cost of $680,438 in 2000 and $656,791 in
 1999)................................................     660,298       634,973
Federal Home Loan Bank of New York (FHLB) Stock.......       9,461         9,361
Loans (net of allowance for loan losses of $4,687 in
 2000 and $4,047 in 1999).............................     445,366       412,914
Accrued interest and other receivables................      10,678         9,556
Premises and equipment, net...........................      13,283        13,732
Other real estate owned...............................       2,151         2,193
Deferred income taxes.................................      12,001        12,175
Other assets..........................................       7,367         5,483
                                                        ----------    ----------
TOTAL ASSETS..........................................  $1,207,380    $1,147,472
                                                        ==========    ==========
LIABILITIES
Deposits:
  Non interest-bearing................................  $  267,329    $  226,345
  Interest-bearing....................................     595,016       528,501
                                                        ----------    ----------
  Total deposits......................................     862,345       754,846

Securities sold under repurchase agreements and other
 short-term borrowings................................     169,555       219,484
Other borrowings......................................      87,968        94,234
Accrued interest and other liabilities................      11,990        10,598
                                                        ----------    ----------
TOTAL LIABILITIES.....................................   1,131,858     1,079,162
                                                        ----------    ----------
STOCKHOLDERS' EQUITY
Common stock, $0.20 par value; authorized 10,000,000
 shares; outstanding 4,263,566 and 4,223,599 shares in
 2000 and 1999, respectively..........................       1,023         1,011
Additional paid-in-capital............................      88,468        87,011
Retained earnings.....................................      18,841        13,955
Accumulated other comprehensive loss..................     (12,079)      (13,584)
Treasury stock, at cost...............................     (20,731)      (20,083)
                                                        ----------    ----------
Total stockholders' equity............................      75,522        68,310
                                                        ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $1,207,380    $1,147,472
                                                        ==========    ==========


                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                    Six Months Ended June 30, 2000 and 1999
                  Dollars in thousands, except share amounts

                                                                             Accumulated
                           Number of                   Additional               Other
                            Shares    Common Treasury   Paid-in   Retained  Comprehensive
                          Outstanding Stock   Stock     Capital   Earnings  Income (Loss)  Total
                          ----------- ------ --------  ---------- --------  ------------- -------
Balance at January 1,
 2000...................   4,223,599  $1,011 $(20,083)  $87,011   $13,955     $(13,584)   $68,310
Net income..............                                            7,435                   7,435
Exercise of stock
 options................      58,054      12              1,416                             1,428
Purchase of treasury
 stock..................     (23,163)            (772)                                       (772)
Sale of treasury stock..       5,076              124        41                               165
Cash dividend...........                                           (2,549)                 (2,549)
Net unrealized gain on
 securities available
 for sale...............                                                         1,505      1,505
                           ---------  ------ --------   -------   -------     --------    -------
Balance at June 30,
 2000...................   4,263,566  $1,023 $(20,731)  $88,468   $18,841     $(12,079)   $75,522
                           =========  ====== ========   =======   =======     ========    =======
                                                                             Accumulated
                           Number of                   Additional               Other
                            Shares    Common Treasury   Paid-in   Retained  Comprehensive
                          Outstanding Stock   Stock     Capital   Earnings  Income (Loss)  Total
                          ----------- ------ --------  ---------- --------  ------------- -------
Balance at January 1,
 1999...................   3,802,510  $  915 $(18,087)  $72,898   $16,469     $  3,501    $75,696
Net income..............                                            6,006                   6,006
Exercise of stock
 options................      47,887      10                915                               925
Purchase of treasury
 stock..................     (48,749)          (1,512)                                     (1,512)
Sale of treasury stock..       1,443               35        10                                45
Cash dividend...........                                           (2,048)                 (2,048)
Net unrealized loss on
 securities available
 for sale...............                                                        (9,440)    (9,440)
                           ---------  ------ --------   -------   -------     --------    -------
Balance at June 30,
 1999...................   3,803,091  $  925 $(19,564)  $73,823   $20,427     $ (5,939)   $69,672
                           =========  ====== ========   =======   =======     ========    =======



                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              Dollars in thousands


                                                                  Six Months
                                                                 Ended June 30,
                                                              --------------------
                                                                 2000       1999
                                                              ---------  ---------
Operating Activities:
Net income                                                    $   7,435  $   6,006
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Provision for loan losses................................         700        450
  Depreciation and amortization............................         855        836
  Amortization of premiums on securities, net..............         130      1,199
  Increase (decrease) in deferred loan fees................         590         (5)
  Increase in accrued interest and other receivables.......      (1,122)      (643)
  Increase in other assets.................................      (1,842)       (52)
  Increase (decrease) in accrued interest and other
   liabilities.............................................       1,392       (373)
  Other changes, net.......................................           1         89
                                                              ---------  ---------
Net cash provided by operating activities..................       8,139      7,507
                                                              ---------  ---------
Investing Activities:
Net (increase) decrease in short term investments..........       9,200     (9,700)
Increase in FHLB stock.....................................        (100)    (1,249)
Proceeds from maturities of securities available for sale..      28,771     96,466
Purchases of securities available for sale.................     (52,548)  (168,519)
Net increase in loans......................................     (33,742)   (46,361)
Net purchases of premises and equipment....................        (406)    (2,114)
                                                              ---------  ---------
Net cash used in investing activities......................     (48,825)  (131,477)
                                                              ---------  ---------
Financing Activities:
Proceeds from issuance of common stock.....................       1,428        925
Proceeds from sale of treasury stock.......................         165         45
Net increase in deposits...................................     107,499    117,914
Cash dividend paid.........................................      (2,549)    (2,048)
Repayment of other borrowings..............................     (27,266)        --
Proceeds from other borrowings.............................      21,000     18,727
Net decrease in securities sold under repurchase agreements
 and short term borrowings.................................     (49,929)   (10,056)
Acquisition of treasury stock..............................        (772)    (1,512)
                                                              ---------  ---------
Net cash provided by financing activities..................      49,576    123,995
                                                              ---------  ---------
Increase in cash and due from banks........................       8,890         25
Cash and due from banks, beginning of period...............      26,185     29,359
                                                              ---------  ---------
Cash and due from banks, end of period.....................   $  35,075  $  29,384
                                                              =========  =========
Supplemental Disclosures:
Interest paid..............................................   $  17,898  $  13,377
Income tax payments........................................       3,165      2,238
Change in unrealized gain (loss) on securities available
 for sale-net of tax.......................................       1,505     (9,440)

                 See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Operations

   Hudson Valley Holding Corp. (the "Company") is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

   The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the "Bank"), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 13 branch offices in Westchester County and 1 in Bronx County, New York. The Bank anticipates opening an Aadditional facility in Bronx County in 2000. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized business, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser extent, the Bronx.

2. Summary of Significant Accounting Policies

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2000 and December 31, 1999 and the results of its operations, comprehensive income, cash flows and changes in stockholders' equity for the three and six month periods ended June 30, 2000 and 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

   The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and predominant practices used within the Banking industry. Certain information and note disclosures normally included in annual financial statements have been omitted.

   In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expenses for the periods reported. Actual results could differ significantly from those estimates.

   An estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

   These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 1999 and notes thereto.

   Intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

3. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

                                                                      (000's except share data)
                                                             Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                        --------------------------   -------------------------
                                                            2000            1999        2000            1999
                                                        -----------     ----------   ---------      ----------
Numerator:
     Net income available to common shareholders        $    3,641     $     3,038   $    7,435    $     6,006
     for basic and diluted earnings per share

Denominator:
     Denominator for basic earnings per common
      share - weighted average shares                    4,297,067       4,210,399    4,270,010      4,196,350

     Effect of diluted securities:
      Stock options                                        135,008         104,849      112,420        101,764
                                                        ----------      ----------   ----------    -----------
Denominator for dilutive earnings per common
      share - adjusted weighted average shares           4,432,075       4,315,248    4,382,430      4,298,114
                                                        ==========      ==========   ==========    ===========

Basic earnings per common share                         $     0.85     $      0.72   $     1.74    $      1.43
Diluted earnings per common share                       $     0.82     $      0.70   $     1.70    $      1.40

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

     This section presents discussion and analysis of the Company's consolidated financial condition at June 30, 2000 and consolidated results of operations for the three and six month periods ended June 30, 2000 and June 30, 1999. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank's subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp. and Hudson Valley Mortgage Corp. (collectively the "Bank"). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company's Registration Statement on Form 10.

Results of Operations for the Three and Six Month Periods Ended June 30, 2000 and June 30, 1999


     Summary of Results

     The Company reported net income of $3.6 million and $7.4 million for the three and six month periods ended June 30, 2000, respectively. This compares to $3.0 million and $6.0 million for the three and six month periods ended June 30, 1999, respectively. The increase in net income in the current year periods was primarily due to higher net interest income and higher non interest income partially offset by higher non interest expense, a higher provision for loan losses and a higher effective tax rate .

     Diluted earnings per share were $0.82 and $1.70 for the three and six month periods ended June 30, 2000, respectively. This compares to $0.70 and $1.40 of diluted earnings per share for the three and six month periods ended June 30, 1999, respectively. On this basis, diluted earnings per share increased $0.12 or
17.1 percent and $0.30 or 21.4 percent, respectively. Return on average equity was 17.05 percent and 17.73 percent for the three and six month periods ended June 30, 2000, respectively, compared to 16.50 percent and 16.51 percent for the three and six month periods ended June 30, 1999, respectively. Return on average assets for the three and six month periods ended June 30, 2000 was 1.21 percent and 1.26 percent, respectively. This compares to 1.17 percent and 1.19 percent for the three and six month periods ended June 30, 1999, respectively.

   Average Balances and Interest Rates

   The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended June 30, 2000 and June 30, 1999, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 34 percent.

                                                   (000's except percentages)
                                                  Three Months Ended June 30,
                                ---------------------------------------------------------------
                                                2000                        1999
                                ------------------------------   -------------------------------
                                 Average              Yield/       Average              Yield/
                                 Balance    Interest Rate(/3/)     Balance   Interest Rate(/3/)
                                ----------  -------- ---------   ----------- -------- ----------
ASSETS
Interest earning assets:
Federal funds sold......         $   12,453 $    194      6.23%  $    27,164 $    326       4.80%
Securities:(/1/)
  Taxable...............            548,163    9,278      6.77       497,670    7,671       6.17
  Exempt from Federal
   income taxes.........            139,376    2,593      7.44       124,176    2,319       7.47
Loans, net (/2/)........            434,940   10,182      9.36       335,286    7,437       8.87
                                 ---------- --------             ----------- --------
Total interest earning
 assets.................          1,134,932   22,247      7.84       984,296   17,753       7.21
                                 ---------- --------             ----------- --------
Non interest earning
 assets:
  Cash and due from
   banks................             28,448                           25,386
  Other assets..........             36,255                           31,970
                                 ----------                         --------
Total non interest
 earning assets.........             64,703                           57,356
                                 ----------                      -----------
Total assets............         $1,199,635                      $ 1,041,652
                                 ==========                      ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY

Interest bearing
 liabilities:
Deposits:
  Money market..........         $  156,412 $  1,119      2.86%  $   118,907 $    699       2.35%
  Savings...............             51,179      191      1.49        52,751      200       1.52
  Time..................            348,193    4,991      5.73       274,951    3,114       4.53
  Checking with
   interest.............             62,314      211      1.35        58,202      206       1.42
Securities sold under
 Repurchase agreements
 and other short-term
 borrowings                         132,781    1,969      5.93       118,029    1,391       4.71
Other borrowings........            101,081    1,415      5.60       109,906    1,405       5.11
                                 ---------- --------             ----------- --------
Total interest bearing
 liabilities............            851,960    9,896      4.65       732,746    7,015       3.83
                                 ---------- --------             ----------- --------
Non interest bearing
 liabilities:
  Demand deposits.......            249,372                          224,549
  Other liabilities.....             12,876                           10,704
                                 ----------                      -----------
Total non interest
 bearing liabilities....            262,248                          235,253
Stockholders' equity
 (/1/)..................             85,427                           73,653
                                 ----------                      -----------
Total liabilities and
 stockholders'
 equity(/1/)............         $1,199,635                      $ 1,041,652
                                 ==========                      ===========
Net interest earnings...                    $ 12,351                         $ 10,738
                                            ========                         ========
Net yield on interest
 earning assets.........                                  4.35%                             4.36%

__________________
(/1/) Excludes unrealized gains (losses) on securities available for sale (/2/) Includes loans classified as non-accrual
(/3/) Effect of adjustment to a tax equivalent basis was $882 and $789 for the three months ended June 30, 2000 and June 30, 1999, respectively.

   Average Balances and Interest Rates

   The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2000 and June 30, 1999, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 34 percent.

                                        (000's except percentages)
                                         Six Months Ended June 30,
                          -------------------------------------------------------------
                                      2000                        1999
                          -----------------------------  ------------------------------

                           Average             Yield/      Average           Yield/
                           Balance   Interest Rate(/3/)    Balance  Interest  Rate(/3/)
                          ---------- -------- ---------  ---------- -------- ----------
ASSETS
Interest earning assets:
Federal funds sold......  $   11,590 $   346    5.97%    $   19,955  $   477  4.78%
Securities:(/1/)
  Taxable...............     544,206  18,405    6.76        482,069   14,724  6.11
  Exempt from Federal
   income taxes.........     137,462   5,105    7.43        122,907    4,611  7.50
Loans, net (/2/)........     426,659  19,700    9.23        324,693   14,377  8.86
                          ---------- -------             ----------  -------
Total interest earning
 assets.................   1,119,917  43,556    7.78        949,624   34,189  7.20
                          ---------- -------             ----------  -------
Non interest earning
 assets:
  Cash and due from
   banks................      27,770                         25,643
  Other assets..........      35,582                         32,489
                          ----------                     ----------
Total non interest
 earning assets.........      63,352                         58,132
                          ----------                     ----------
Total assets............  $1,183,269                     $1,007,756
                          ==========                     ==========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing
 liabilities:
Deposits:
  Money market..........  $  149,340 $ 2,125    2.85%    $  113,635  $ 1,352  2.38%
  Savings...............      51,325     390    1.52         52,657      424  1.61
  Time..................     320,235   8,848    5.53        253,082    5,767  4.56
  Checking with
   interest.............      60,335     393    1.30         57,308      406  1.42
Securities sold under
 Repurchase agreements
 and other short-term
 borrowings                  171,286   4,842    5.65        130,753    3,042  4.65
Other borrowings........      90,069   2,531    5.62         93,276    2,467  5.29
                          ---------- -------             ----------  -------
Total interest bearing
 liabilities............     842,590  19,129    4.54        700,711   13,458  3.84
                          ---------- -------             ----------  -------
Non interest bearing
 liabilities:
  Demand deposits.......     244,447                        221,827
  Other liabilities.....      12,386                         12,456
                          ----------                       --------
Total non interest
 bearing liabilities....     256,833                        234,283
                          ----------                       --------
Stockholder's equity
 (/1/)..................      83,846                         72,762
                          ----------                       --------
Total liabilities and
 stockholders'
 equity(/1/)............  $1,183,269                     $1,007,756
                          ==========                     ==========
Net interest earnings...             $24,427                         $20,731
                                     =======                         =======
Net yield on interest
 earning assets.........                        4.36%                         4.37%

--------
(/1/) Excludes unrealized gains (losses) on securities available for sale (/2/) Includes loans classified as non-accrual
(/3/) Effect of adjustment to a tax equivalent basis was $1,736 and $1,568 for the six months ended June 30, 2000 and June 30, 1999, respectively.

   Interest Differential

   The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2000 and June 30, 1999.

                                                                                          (000's)
                                                               ------------------------------------------------------------
                                                                      Six Month Period             Three Month Period
                                                                 Increase (Decrease) Due to    Increase (Decrease) Due to
                                                                         Change in                      Change in
                                                               -----------------------------  ----------------------------
                                                                Volume      Rate    Total(1)    Volume    Rate     Total(1)
                                                               --------    ------   --------   --------  ------    --------
Interest income:
Federal funds sold......................................       $  (200)   $    69   $  (131)   $  (177)  $    45   $  (132)
Securities:
    Taxable.............................................         1,898      1,783     3,681        778       829     1,607
    Exempt from Federal income taxes....................           546        (52)      494        284       (10)      274
Loans, net..............................................         4,515        808     5,323      2,210       535     2,745
                                                               -------    -------   -------    -------   -------   -------
Total interest income...................................         6,759      2,608     9,367      3,095     1,399     4,494
                                                               -------    -------   -------    -------   -------   -------
Interest expense:
Deposits:
    Money market........................................       $   425    $   348   $   773    $   220   $   200   $   420
    Savings.............................................           (11)       (23)      (34)        (6)       (3)       (9)
    Time................................................         1,530      1,551     3,081        830     1,047     1,877
    Checking with interest..............................            21        (34)      (13)        15       (10)        5
Securities sold under repurchase agreements
  and other short-term borrowings.......................           943        857     1,800        174       404       578
Other borrowings........................................           (85)       149        64       (113)      123        10
                                                               -------    -------   -------    -------   -------   -------
Total interest expense..................................         2,823      2,848     5,671      1,120     1,761     2,881

Increase (decrease) in interest differential............       $ 3,936    $  (240)  $ 3,696    $ 1,975   $  (362)  $ 1,613
                                                               =======    =======   =======    =======   =======   =======

--------
(1) Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

     Net Interest Income

     Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 2000, net interest income, on a tax equivalent basis, increased 15.0 percent to $12.4 million from $10.7 million, and 17.8 percent to $24.4 million from $20.7 million, respectively, compared to the prior year periods. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities for the three and six month periods ended June 30, 2000 to $283.0 million from $251.6 million, and to $277.3 million from $248.9 million, respectively, compared to the prior year periods. The net interest margin, on a tax equivalent basis, was virtually unchanged during these periods.

     Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in securities and loans plus rate increases in all asset categories (except securities exempt from federal income taxes), partially offset by lower volume in Federal funds sold, contributed to the higher interest income in the current year periods as compared to the same periods in the prior year. For the three and six month periods ended June 30, 2000, average interest earning assets increased 15.3 percent to $1,134.9 million from $984.3 million, and 17.9 percent to $1,119.9 million from $949.6 million, respectively, compared to the prior year periods. Interest income, on a tax equivalent basis, for the three and six month periods ended June 30, 2000, increased 25.3 percent to $22.2 million from $17.8 million, and 27.4 percent to $43.6 million from $34.2 million, respectively, compared to the prior year periods.

     Average total securities increased $65.7 million, or 10.6 percent to $687.5 million for the three month period ended June 30, 2000 compared to the prior year period. For the six month period ended June 30, 2000, average total securities increased $76.7 million, or 12.7 percent to $681.7 million compared to the prior year period. These increases in average total securities in the current year periods, as compared to the same periods in the prior year, were principally the result of management's efforts to effectively leverage capital. Interest income on securities increased in the current year periods due to higher volume and higher aggregate rates.

     Average net loans increased $99.7 million, or 29.7 percent to $434.9 million for the three month period ended June 30, 2000 compared to the prior year period. For the six month period ended June 30, 2000, average net loans increased $102.0 million, or 31.4 percent to $426.7 million compared to the prior year period. These increases in average net loans reflect management's greater emphasis on making new loans, more effective market penetration and continuing strong economic conditions in the Company's primary market. Interest income on net loans increased in the current year periods due to higher volume and higher rates.

     Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three and six month periods ended June 30, 2000 increased 41.1 percent to $9.9 million from $7.0 million, and 42.1 percent to $19.1 million from $13.5 million, respectively, compared to the prior year periods. For the three and six month periods ended June 30, 2000, average balances in all deposit categories, except for savings accounts, increased compared to the prior year periods. Deposits increased from existing customers, new customers and the opening of a new branch in June, 1999 in the Bronx, New York. In addition, time deposits increased, principally from municipalities, which are obtained on a bid basis, and borrowings increased in a continuing effort to effectively leverage capital. These funds were invested in loans and securities. The amount of non interest bearing demand deposits, which increased
11.1 percent to $249.4 million from $224.5 million, and 10.2 percent to $244.4 million from $221.8 million, respectively, compared to the prior year periods, is an important component of the Company's liability management and has a direct impact on the determination of net interest income. Interest rates paid on average money market accounts, time deposits and borrowings, increased in the current year periods compared to the prior year periods due to a higher interest rate environment. Savings accounts and checking with interest accounts were not as sensitive to general interest rate changes and, therefore, the rates on these deposits showed only small changes during these periods.

     The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2000 and 1999 is as follows:

                                         Three Month Period        Six Month Period
                                           Ended June 30,           Ended June 30,
                                          2000        1999         2000         1999
                                        --------   ----------   ----------   ----------
Average interest rate on:
Total average interest earning assets       7.84%      7.21%          7.78%       7.20%
Total average interest bearing
 liabilities                                4.65       3.83           4.54        3.84
Total interest rate spread                  3.19       3.38           3.24        3.36

     Higher overall yields on interest earning assets offset by higher rates on interest bearing liabilities, resulting from: a higher interest rate environment; a shifting of funding to higher rate deposits and borrowings; and loans, the highest yielding asset category, growing as a component of total interest earning assets, reduced the interest rate spread in the current year periods compared to the prior year periods. Management cannot predict what impact market conditions will have on the Company's interest rate spread and compression in net interest rate spread may occur. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs.

     Provision for Loan Losses

     The Bank recorded a provision for loan losses of $350,000 and $225,000 for the three month periods ended June 30, 2000 and 1999, respectively, and $700,000 and $450,000 for the six month periods ended June 30, 2000 and 1999, respectively. The provision for loan losses is charged to income to bring the Bank's allowance for loan losses to a level deemed appropriate by management. See "Financial Condition" for further discussion.

     Non Interest Income

     Non interest income for the three and six month periods ended June 30, 2000 increased 6.9 percent to $405,000 from $379,000, and 37.1 percent to $1.0 million from $752,000, respectively, compared to the prior year periods.

     Service charges for the three and six month periods ended June 30, 2000 increased 6.6 percent to $273,000 from $256,000, and 11.8 percent to $550,000 from $492,000, respectively, compared to the prior year periods. These increases reflect a higher level of fees charged and increased activity.

     Other income for the three and six month periods ended June 30, 2000 increased 22.2 percent to $132,000 from $108,000, and 96.3 percent to $481,000 from $245,000, respectively, compared to the prior year periods. The increase for the three month period ended June 30, 2000 compared to the prior year period was principally the result of an insurance dividend received in the current year period and not received in the prior year period. The increase for the six month period ended June 30, 2000 compared to the prior year period was principally the result of a gain of $233,000 in the current year period from the sale of a branch facility which was relocated during 1999.

     Non Interest Expense

     Non interest expense for the three and six month periods ended June 30, 2000 increased 8.1 percent to $6.6 million from $6.1 million, and 12.1 percent to $12.9 million from $11.5 million, respectively, compared to the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits, occupancy costs, professional services, FDIC assessment and other operating expense, partially offset by decreases in equipment expense and business development expense in the current year periods compared to the prior year periods.

     Salaries and employee benefits, the largest component of non interest expense, for the three and six month periods ended June 30, 2000 increased 14.3 percent to $3.8 million from $3.3 million, and 16.6 percent to $7.3 million from $6.2 million, respectively, compared to the prior year periods.

These increases resulted from increased staff to accommodate the increases in loans and deposits, the opening of a new branch facility, as well as merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit programs such as medical coverage, retirement, costs associated with related payroll taxes and training expenses. Further, recruitment related costs increased due to increased recruiting activity.

     Occupancy expense for the three and six month periods ended June 30, 2000 increased 11.0 percent to $547,000 from $493,000, and 11.7 percent to $1.1 million from $981,000, respectively, compared to the prior year periods. These increases reflect the opening of a new branch facility in June, 1999, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company's facilities.

     Professional services for the three and six month periods ended June 30, 2000 increased 13.8 percent to $725,000 from $637,000, and 21.5 percent to $1.3 million from $1.1 million, respectively, compared to the prior year periods. These increases resulted from professionals engaged to assist with first-time filings with the Securities and Exchange Commission and to review certain operating functions. The increase for the six month period ended June 30, 2000 was additionally due to professionals engaged to perform a customer satisfaction survey, compared to the prior year period.

     Equipment expense for the three and six month periods ended June 30, 2000 decreased 12.7 percent to $421,000 from $482,000, and 5.3 percent to $864,000 from $912,000, respectively, compared to the prior year periods. These decreases reflect higher depreciation costs associated with the Company's in-house computer systems offset by equipment related expenditures made during the prior year periods, not made in the current year periods, associated with the opening of a new branch facility in June, 1999.

     Business development expense for the three and six month periods ended June 30, 2000 decreased 34.5 percent to $171,000 from $261,000, and 12.0 percent to $409,000 from $465,000, respectively, compared to the prior year periods. These decreases reflect costs associated with increased general promotion of products and services as well as expanded business development efforts, offset by business development costs in the prior year periods, not incurred in the current year periods, associated with the opening of a new branch in June, 1999.

     The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three and six month periods ended June 30, 2000 increased 110.5 percent to $40,000 from $19,000, and 105.0 percent to $82,000 from $40,000, respectively, compared to the prior year periods. These increases resulted from increases in the Bank's deposits subject to FDIC assessment as well as a general increase in the overall assessment rate.

     Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2000 compared to June 30, 1999, were due to the following:

     .    Increase of $7,000 (5.6%) and $34,000 (14.5%), respectively, in stationery and printing costs related primarily to increases in supplies, forms and stationery due to increased business activity and a new branch facility.

     .    Increase of $15,000 (8.9%) and $40,000 (12.6%), respectively, in communications expense, due to added voice and data lines associated with expansion of technology usage and growth in customers and business activity.

     .    Increase of $15,000 (19.9%) and $29,000 (19.7%), respectively, in courier expense due to increased customer utilization of the service and an increase in costs of such service.

     .    Increase of $51,000 (102.5%) and $80,000 (77.1%), respectively, in dues, meetings and seminar costs due to increased participation in such events.

     .    Decrease of $19,000 (25.4%) and $39,000 (25.6%), respectively, in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by higher automobile insurance costs.

     .    Decrease of $77,000 (76.9%) and $138,000 (67.2%), respectively, in other loan expense principally due to reduced costs associated with OREO.

     Income Taxes

     Income taxes for the three and six month periods ended June 30, 2000 increased 33.2 percent to $1.3 million from 1.0 million, and 37.6 percent to $2.7 million from $1.9 million, respectively, compared to the prior year periods. The effective tax rate was 26.5 percent for the current year periods compared to 24.5 percent in the prior year periods. The increase in the effective tax rate reflects an increase in income subject to tax largely due to the decrease in tax exempt income as a percentage of total interest income and the Company becoming subject to New York City tax during the last half of 1999.

Financial Condition

     At June 30, 2000, the Company had total assets of $1,207.4 million, an increase of $59.9 million, or 5.2 percent, from the $1,147.5 million at December 31, 1999.

     The securities portfolio consists of securities available for sale of $660.3 million and $635.0 million and Federal Home Loan Bank of New York (FHLB) stock totaling $9.5 million and $9.4 million at June 30, 2000 and December 31, 1999, respectively.

     The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at June 30, 2000 (the Company had no securities classified as held to maturity at June 30, 2000):

                                                                            (000's)
                                                   ------------------------------------------------------------
                                                    Amortized          Gross Unrealized              Estimated
                                                                  ---------------------------
                                                      Cost          Gains            Losses         Fair Value
                                                   ----------     ---------        ----------      ------------
U.S. Treasury and government agencies                $218,416       $    5            $11,796         $206,625
Mortgage-backed securities                            316,099          384              8,908          307,575
Obligations of state and political                    140,261        1,452              1,412          140,301
 subdivisions
Other debt securities                                   4,579           --                288            4,291
                                                   ----------    ---------         ----------      -----------
Total debt securities                                 679,355        1,841             22,404          658,792
Equity securities                                       1,083          447                 24            1,506
                                                   ----------    ---------         ----------      -----------
Total                                                $680,438       $2,288            $22,428         $660,298
                                                   ==========    =========         ==========      ===========

     During the six months ended June 30, 2000, U.S. Treasury and government agency obligations increased $18.8 million to $206.6 million due to purchases of $22.7 million and other increases of $0.1 million, offset by maturities of $4.0 million. The purchases were made based upon the attractive yield available in the market.

     Mortgage-backed securities, including CMO's, decreased $2.3 million during the period to $307.6 at June 30, 2000. The decrease was due to purchases of $14.8 million and other increases of $0.6 million, offset by principal paydowns and redemptions of $17.7 million. These purchases were fixed rate mortgage-backed securities with average lives of less than ten years at the time of purchase.

     Obligations of state and political subdivisions increased $7.4 million during the period to $140.3 million due to purchases of $13.4 million, maturities of $6.5 million and other increases of $0.5 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

     The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $8.7 million at June 30, 2000 comprised primarily of obligations of municipalities located within the Company's market area.

     Except for securities of the U.S. Treasury and government agencies, FHLB stock having a book value and estimated fair value of $9.5 million and mortgage-backed securities having a book value of $10.0 million and an estimated fair value of $9.1 million issued by Residential Funding Mortgage Corp. (a subsidiary of General Motors Acceptance Corp., which in turn is a wholly-owned subsidiary of General Motors, a company with an estimated market value of $32 billion at June 30, 2000), there were no obligations of any single issuer which exceeded ten percent of stockholders' equity at June 30, 2000.

     Total loans were $452.1 at June 30, 2000 compared to $418.4 million at December 31, 1999, reflecting a $33.7 million increase. This increase resulted principally from a $16.3 million increase in commercial real estate loans, an $8.2 million increase in residential real estate loans and a $10.0 million increase in commercial and industrial loans. All other loan types showed little change during the six month period ended June 30, 2000.

     Major classifications of loans at June 30, 2000 and December 31, 1999 are as follows:

                                                       (000's)
                                          -------------------------------
                                           June 30,          December 31,
                                             2000               1999
                                          ----------         ------------
Real Estate:
     Commercial                             $170,512             $153,823
     Construction                             25,949               26,526
     Residential                             136,416              127,959
Commercial and industrial                     87,266               77,276
Individuals                                    9,615                9,280
Lease financing                               22,331               23,543
                                          ----------          -----------
Total                                        452,089              418,407
Deferred loan fees                            (2,036)              (1,446)
Allowance for loan losses                     (4,687)              (4,047)
                                          ----------          -----------
Loans, net                                  $445,366             $412,914
                                          ==========          ===========

     In March 2000, the Company ended its participation in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $22.3 million of such leases at June 30, 2000 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

     During the quarter ended June 30, 2000, certain loans were reclassified by type. The December 31, 1999 loan classifications by type in the above table have been reclassified to conform to the June 30, 2000 presentation.

     The following table summarizes the Company's non-accrual loans, loans past due 90 days or more and still accruing, restructured loans and OREO as of June 30, 2000 and December 31, 1999.

                                                            (000's except percentages)
                                                        ----------------------------------
                                                         June 30,             December 31,
                                                           2000                   1999
                                                        ----------            ------------
Non accrual loans at period end                             $5,028                  $3,855
OREO at period end                                           2,151                   2,193
Restructured loans at period end                                --                     323
                                                        ----------            ------------
Total nonperforming assets                                   7,179                   6,371

Loans past due 90 days or more and still accruing            1,589                     264
Nonperforming assets to total assets at period end            0.59%                   0.56%


     Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $253,000, $386,000 and $698,000 for the three and six months ended June 30, 2000 and the year ended December 31, 1999, respectively. There was no interest income on these loans included in net income for the three and six month periods ended June 30, 2000 and the year ended December 31, 1999.

     The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of estimated losses. The Bank's methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific allowance for identified problem loans, a formula allowance and an unallocated allowance.

     A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

                                                          (000's)
                                       ----------------------------------------------
                                         June 30,          Change       December 31,
                                           2000       During Period         1999
                                       -----------    -------------     -------------
       Specific component                   $  309             $ 252           $   57
       Formula component                       337              (530)             867
       Unallocated component                 4,041               918            3,123
                                       -----------    --------------    -------------
       Total allowance                      $4,687                             $4,047
                                       ===========                      =============
       Net change                                                640
       Net recoveries                                             60
                                                      --------------
       Provision amount                                        $ 700
                                                      ==============

     The change in the specific component of the allowance for loan losses is the result of our analysis of impaired loans and other problem loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value.

     The change in the formula component of the allowance for loan losses is the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type.

     The change in the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the unallocated component for loan losses at June 30, 2000:

 .    Credit quality - Non-accrual loans and loans past due 90 days or more increased by $2.5 million. Certain of the loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

 .    Change in underwriting criteria - The Bank increased its loan to value ratio guidelines on all loans secured by real estate (except for loans secured by 1-4 family residential real estate) to remain competitive for such loans.

 .    New loan products - The Bank began financing business equipment leases during the period. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

 .    Economic and business conditions - Increasing interest rates negatively affected the general ability of borrowers to repay their loans.

     As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $918,000 reflects our best estimate of probable losses which have been incurred as of June 30, 2000.

     Total deposits increased $107.5 million for the six month period ended June 30, 2000 to $862.3 million, or 14.2 percent from $754.8 million at December 31, 1999.

     The following table presents a summary of deposits at June 30, 2000 and December 31, 1999:


                                                                 (000's)
                                           --------------------------------------------------
                                            June 30,         December 31,          Increase
                                              2000               1999             (Decrease)
                                           ----------        ------------        ------------
Demand deposits                             $267,329             $226,345          $ 40,984
Money market accounts                        155,830              140,462            15,368
Savings accounts                              51,149               52,548            (1,399)
Time deposits of $100,000 or more            255,179              226,997            28,182
Time deposits of less than $100,000           61,702               50,146            11,556
Checking with interest                        71,156               58,348            12,808
                                           ---------         ------------        ----------
                                            $862,345             $754,846          $107,499
                                           =========         ============        ==========

     The increase in non interest bearing demand deposits reflects the Company's continuing emphasis on developing this funding source. The increase in time deposits of $100,000 or more primary resulted from an increase in CD's from municipal customers which are acquired on a bid basis. The increase in checking with interest, money market accounts and time deposits of less than $100,000 reflects new customer relationships and increased account activity. The decrease in savings accounts reflects the lower rate paid on such accounts and customers switching to other higher rate accounts or to other investments.

     Total borrowings decreased $56.2 million to $257.5 million at June 30, 2000 from $313.7 million at December 31, 1999. This overall decrease in borrowings resulted from deposit growth in excess of growth in loans and securities.

     Stockholders' equity increased $7.2 million to $75.5 million at June 30, 2000 from $68.3 million at December 31, 1999. Increases in stockholders' equity resulted from:

     .    Net income of $7.4 million for the six months ended June 30, 2000

     .    $1.4 million of stock options exercised

     .    $0.2 million of treasury stock sales

     .    $1.5 million unrealized gain on securities available for sale

Decreases in stockholders' equity resulted from:

     .    $0.8 million treasury stock purchases

     .    $2.5 million cash dividend paid on common stock

     The Company's and the Bank's capital ratios at June 30, 2000 and December 31, 1999 are as follows:

                                                          Minimum for
                                                            Capital
                             June 30,    December 31,       Adequacy
                               2000          1999           Purposes
                            ------------------------------------------
Leverage ratio:
     Company                    7.1%              7.2%           4.0%
     Bank                       7.1               7.1            4.0

Tier 1 capital:
     Company                   15.6              15.7            4.0
     Bank                      15.5              15.5            4.0

Total capital:
     Company                   16.4              16.5            8.0
     Bank                      16.3              16.3            8.0

     The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the "well capitalized" category at June 30, 2000 and December 31, 1999.

     The Bank's liquid assets, at June 30, 2000, include cash and due from banks of $35.1 million and Federal funds sold of $11.7 million. Other sources of liquidity at June 30, 2000 include maturities and principal and interest payments on loans and securities, comprised of approximately $162.5 million of loans maturing in one year or less, and approximately $54.0 million of securities having contractual maturities or expected call dates or average lives of one year or less. In addition, at June 30, 2000, the Bank had an available borrowing capacity of approximately $90 million from the FHLB, $12.5 million under two Federal funds purchased facilities, $60 million available under Retail CD Brokerage Agreements and had securities totaling approximately $90 million that could be sold under agreements to repurchase.

Forward-Looking Statements

   The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2000. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

   In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

  .  competitive pressure on loan and deposit product pricing;

  .  other actions of competitors;

  .  changes in economic conditions;

  .  the extent and timing of actions of the Federal Reserve Board;

  .  a loss of customer deposits;

  .  changes in customer's acceptance of the Banks' products and services;

  . increases in federal and state income taxes and/or the Company's effective income tax rate; and

  .  the extent and timing of legislative and regulatory actions and reform.

Impact of Inflation and Changing Prices

   The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts or estimated fair value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosures about market risk at December 31, 1999 were previously reported in the Company's Registration Statement on Form 10. There have been no material changes in the Company's market risk exposure at June 30, 2000 compared to December 31, 1999.

   The Company's primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

   All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments extensively. However, an interest rate floor with a notional amount of $50 million was in place as of June 30, 2000 to manage the Company's interest rate exposure. The Company did not enter into any new derivative financial instruments during the six months ended June 30, 2000.

   The Company uses two methods to evaluate market risk to changes in interest rates, a "Static Gap" analysis and a simulation analysis of the impact of changes in interest rates on the Company's net interest income. Both methods show the Company's net interest income declining if interest rates gradually rise.
                                     F-26

   The Company's "Static Gap" at June 30, 2000 was negative $341 million in the one year time frame.


   The Company's policy limit on interest rate risk has remained unchanged since December 31, 1999. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2000.

                           Percentage Change
                             in Estimated
      Gradual Change in   Net Interest Income
       Interest Rates     from June 30, 2000  Policy Limit
      -----------------   ------------------- ------------
      +200 basis points       (4.7)%            (5.0)%
      -200 basis points        3.9 %            (5.0)%

   The percentage change in estimated net interest income in the +200 and -200 basis points scenario is within the Company's policy limits.

                          PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on April 27, 2000 for the purpose of considering and voting upon the following matters:

I. Election of the following directors, constituting all members of the Board of Directors, to a one-year term of office: William E. Griffin, James M. Coogan, Gregory F. Holcombe, Angelo R. Martinelli, Ronald F. Poe, John A. Pratt Jr., Cecile D. Singer, Craig S. Thompson and John N. Finnerty.

II. Approval of amendment to the Certificate of Incorporation to increase the authorized number of shares of common stock, $0.20 par value per share, from 5,000,000 to 10,000,000.

III. Approval of amendment to the 1992 Stock Option Plan to authorize an additional 400,000 shares which may be granted pursuant to the provisions of said plan.

The results of votes for each of the items above were as follows:


                              Votes
                             --------------------------------------------------
                                            Against or                  Broker
                             --------------------------------------------------
                                                                         Non-
                                For          Withheld       Absentions   Votes
                             --------------------------------------------------

ITEM I.
  William E. Griffin         3,105,472          2               -          -
  James M. Coogan            3,105,472          2               -          -
  Gregory F. Holcombe        3,105,472          2               -          -
  Angelo R. Martinelli       3,105,472          2               -          -
  Ronald F. Poe              3,105,472          2               -          -
  John A. Pratt Jr.          3,105,472          2               -          -
  Cecile D. Singer           3,105,472          2               -          -
  Craig S. Thompson          3,105,472          2               -          -
  John N. Finnerty           3,105,472          2               -          -

ITEM II.                     3,064,007     41,467               -          -

ITEM III.                    3,055,656     49,818               -          -

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(B) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.


                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HUDSON VALLEY HOLDING CORP.
                                             (Registrant)


                                             By: /s/ STEPHEN R. BROWN
                                             ------------------------

                                             Name:  Stephen R. Brown
                                             Title: Executive Vice President
                                                    Chief Operating Officer and
                                                    Chief Financial Officer


August 14, 2000