Form 10-Q
period 2000-09-30
HUDSON VALLEY HOLDING CORP
filed 2000-11-14
CIK 722256

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended September 30, 2000

                           Commission File No. 030525

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
                       Class                   November 9, 2000
                       -----                   ----------------
      Common stock, par value $0.20 per share     4,278,615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements

    Consolidated Statements of Income for the Three Months Ended September
     30, 2000 and 1999 (Unaudited)........................................   1

    Consolidated Statements of Income for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)..............................   2

    Consolidated Statements of Comprehensive Income for the Three and Nine
     Month Periods Ended September 30, 2000 and 1999 (Unaudited)..........   3

    Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and
     December 31, 1999....................................................   4

    Consolidated Statements of Changes In Stockholders' Equity for the
     Nine Months Ended September 30, 2000 and 1999 (Unaudited)............   5

    Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)..............................   6

    Notes to Consolidated Financial Statements (Unaudited)................   7

ITEM 2.Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................   9

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk.........  21

                   PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6.Exhibits and Reports on Form 8-K...................................  22

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 Dollars in thousands, except per share amounts

                                                                  Three Months
                                                                     Ended
                                                                 September 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
Interest Income:
  Loans, including fees......................................... $10,931 $8,298
  Securities:
    Taxable.....................................................   9,463  8,415
    Exempt from Federal income taxes............................   1,756  1,548
Federal funds sold..............................................     215    319
                                                                 ------- ------
      Total interest income.....................................  22,365 18,580
                                                                 ------- ------
Interest Expense:
  Deposits......................................................   6,883  4,682
  Securities sold under repurchase agreements and other short
   term borrowings..............................................   2,389  1,959
  Other borrowings..............................................   1,338  1,041
                                                                 ------- ------
      Total interest expense....................................  10,610  7,682
                                                                 ------- ------
Net Interest Income.............................................  11,755 10,898
Provision for loan losses.......................................     350    225
                                                                 ------- ------
Net interest income after provision for loan losses.............  11,405 10,673
                                                                 ------- ------
Non Interest Income:
  Service charges...............................................     278    264
  Realized gain on sales of securities, net.....................      25    --
  Other income..................................................     159    131
                                                                 ------- ------
      Total non interest income.................................     462    395
                                                                 ------- ------
Non Interest Expense:
  Salaries and employees benefits...............................   3,703  2,938
  Occupancy.....................................................     576    523
  Professional services.........................................     595    294
  Equipment.....................................................     432    592
  Business development..........................................     197    195
  FDIC assessment...............................................      40     19
  Other operating expenses......................................     926    858
                                                                 ------- ------
      Total non interest expense................................   6,469  5,419
                                                                 ------- ------
Income Before Income Taxes......................................   5,398  5,649
Income Taxes....................................................   1,430  1,384
                                                                 ------- ------
Net Income...................................................... $ 3,968 $4,265
                                                                 ======= ======
Basic Earnings Per Common Share................................. $  0.93 $ 1.01
Diluted Earnings Per Common Share............................... $  0.90 $ 0.99

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 Dollars in thousands, except per share amounts

                                                                  Nine Months
                                                                     Ended
                                                                 September 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
Interest Income:
  Loans, including fees........................................ $30,631 $22,675
  Securities:
    Taxable....................................................  27,868  23,139
    Exempt from Federal income taxes...........................   5,125   4,591
Federal funds sold.............................................     561     796
                                                                ------- -------
      Total interest income....................................  64,185  51,201
                                                                ------- -------
Interest Expense:
  Deposits.....................................................  18,639  12,631
  Securities sold under repurchase agreements and other short
   term borrowings.............................................   7,231   5,001
  Other borrowings.............................................   3,869   3,508
                                                                ------- -------
      Total interest expense...................................  29,739  21,140
                                                                ------- -------
Net Interest Income............................................  34,446  30,061
Provision for loan losses......................................   1,050     675
                                                                ------- -------
Net interest income after provision for loan losses............  33,396  29,386
                                                                ------- -------
Non Interest Income:
  Service charges..............................................     828     756
  Realized gain on sales of securities, net....................      25      15
  Other income.................................................     640     376
                                                                ------- -------
      Total non interest income................................   1,493   1,147
                                                                ------- -------
Non Interest Expense:
  Salaries and employees benefits..............................  10,966   9,168
  Occupancy....................................................   1,672   1,504
  Professional services........................................   1,938   1,399
  Equipment....................................................   1,296   1,504
  Business development.........................................     606     660
  FDIC assessment..............................................     122      59
  Other operating expenses.....................................   2,775   2,635
                                                                ------- -------
      Total non interest expense...............................  19,375  16,929
                                                                ------- -------
Income Before Income Taxes.....................................  15,514  13,604
Income Taxes...................................................   4,111   3,333
                                                                ------- -------
Net Income..................................................... $11,403 $10,271
                                                                ======= =======
Basic Earnings Per Common Share................................ $  2.66 $  2.45
Diluted Earnings Per Common Share.............................. $  2.60 $  2.40

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
                              Dollars in thousands

                                                                Nine Months
                                        Three Months Ended    Ended September
                                           September 30,            30,
                                        --------------------  -----------------
                                          2000       1999      2000      1999
                                        ---------  ---------  -------  --------
Net Income............................  $   3,968  $   4,265  $11,403  $ 10,271
                                        ---------  ---------  -------  --------
Other comprehensive income (loss), net
 of tax:
  Unrealized holding gain (loss) on
   securities available for sale
   arising during the period..........      8,099     (4,077)  10,647   (20,048)
  Income tax effect...................     (3,523)     1,670   (4,567)    8,211
                                        ---------  ---------  -------  --------
                                            4,576     (2,407)   6,080   (11,837)

  Reclassification adjustment for net
   gain realized on securities
   available for sale.................        (25)       --       (25)      (15)
  Income tax effect...................         11        --        11         6
                                        ---------  ---------  -------  --------
                                              (14)       --       (14)       (9)
                                        ---------  ---------  -------  --------
Other comprehensive income (loss).....      4,562     (2,407)   6,066   (11,846)
                                        ---------  ---------  -------  --------
Comprehensive Income (Loss)...........  $   8,530  $   1,858  $17,469  $ (1,575)
                                        =========  =========  =======  ========




                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
            Dollars in thousands, except per share and share amounts

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (Unaudited)
                       ASSETS
                       ------

Cash and due from banks.............................   $   27,415    $   26,185
Federal funds sold..................................       10,500        20,900
Securities available for sale, at estimated fair
 value (amortized cost of $687,920 in 2000 and
 $656,791 in 1999)..................................      675,853       634,973
Federal Home Loan Bank of New York (FHLB) Stock.....        9,461         9,361
Loans (net of allowance for loan losses of $5,019 in
 2000 and $4,047 in 1999)...........................      468,171       412,914
Accrued interest and other receivables..............       11,812         9,556
Premises and equipment, net.........................       13,240        13,732
Other real estate owned.............................        2,137         2,193
Deferred income taxes...............................        8,489        12,175
Other assets........................................        7,138         5,483
                                                       ----------    ----------
    TOTAL ASSETS....................................   $1,234,216    $1,147,472
                                                       ==========    ==========

                    LIABILITIES
                    -----------
Deposits:
  Non interest-bearing..............................   $  266,225    $  226,345
  Interest-bearing..................................      621,746       528,501
                                                       ----------    ----------
    Total deposits..................................      887,971       754,846
Securities sold under repurchase agreements and
 other short-term borrowings........................      161,741       219,484
Other borrowings....................................       87,964        94,234
Accrued interest and other liabilities..............       13,562        10,598
                                                       ----------    ----------
    TOTAL LIABILITIES...............................    1,151,238     1,079,162
                                                       ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, $0.20 par value; authorized 10,000,000
 shares; outstanding 4,277,149 and 4,223,599 shares
 in 2000 and 1999, respectively.....................        1,027         1,011
Additional paid-in-capital..........................       89,054        87,011
Retained earnings...................................       21,483        13,955
Accumulated other comprehensive loss................       (7,518)      (13,584)
Treasury stock, at cost.............................      (21,068)      (20,083)
                                                       ----------    ----------
    Total stockholders' equity......................       82,978        68,310
                                                       ----------    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......   $1,234,216    $1,147,472
                                                       ==========    ==========

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                 Nine Months Ended September 30, 2000 and 1999
                   Dollars in thousands, except share amounts

                                                                              Accumulated
                           Number of                    Additional               Other
                            Shares    Common  Treasury   Paid-in   Retained  Comprehensive
                          Outstanding  Stock   Stock     Capital   Earnings  Income (Loss)  Total
                          ----------- ------- --------  ---------- --------  ------------- -------
Balance at January 1,
 2000...................   4,223,599  $ 1,011 $(20,083)  $ 87,011  $13,955     $ (13,584)  $68,310
  Net income............                                            11,403                  11,403
  Exercise of stock
   options..............      80,205       16               1,992                            2,008
  Purchase of treasury
   stock................     (32,338)           (1,125)                                     (1,125)
  Sale of treasury
   stock................       5,683               140         51                              191
  Cash dividend.........                                            (3,875)                 (3,875)
  Net unrealized gain on
   securities available
   for sale.............                                                           6,066     6,066
                           ---------  ------- --------   --------  -------     ---------   -------
Balance at September 30,
 2000...................   4,277,149  $ 1,027 $(21,068)  $ 89,054  $21,483     $  (7,518)  $82,978
                                                                              Accumulated
                           Number of                    Additional               Other
                            Shares    Common  Treasury   Paid-in   Retained  Comprehensive
                          Outstanding  Stock   Stock     Capital   Earnings  Income (Loss)  Total
                          ----------- ------- --------  ---------- --------  ------------- -------
Balance at January 1,
 1999...................   3,802,510  $   915 $(18,087)  $ 72,898  $16,469     $   3,501   $75,696
  Net income............                                            10,271                  10,271
  Exercise of stock
   options..............      80,698       16               1,418                            1,434
  Purchase of treasury
   stock................     (68,270)           (2,177)                                     (2,177)
  Sale of treasury
   stock................       2,474                59         21                               80
  Cash dividend.........                                            (3,151)                 (3,151)
  Net unrealized loss on
   securities available
   for sale.............                                                         (11,846)  (11,846)
                           ---------  ------- --------   --------  -------     ---------   -------
Balance at September 30,
 1999...................   3,817,412  $   931 $(20,205)  $ 74,337  $23,589     $  (8,345)  $70,307
                           =========  ======= ========   ========  =======     =========   =======


                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              Dollars in thousands

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             2000      1999
                                                           --------  ---------
Operating Activities:
  Net income.............................................. $ 11,403  $  10,271
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses.............................    1,050        675
    Depreciation and amortization.........................    1,276      1,268
    Amortization of premiums on securities, net...........      171      1,427
    Realized gain on security transactions, net...........      (25)       (15)
    Increase in deferred loan fees........................      734        225
    Increase in accrued interest and other receivables....   (2,256)    (2,020)
    (Increase) decrease in other assets...................   (1,655)    (1,378)
    Increase in accrued interest and other liabilities....    2,964      1,731
    Other changes, net....................................        1       (158)
                                                           --------  ---------
      Net cash provided by operating activities...........   13,663     12,026
                                                           --------  ---------
Investing Activities:
  Net (increase) decrease in short term investments.......   10,400    (13,000)
  Increase in FHLB stock..................................     (100)    (1,249)
  Proceeds from maturities and sales of securities
   available for sale.....................................   42,120    118,363
  Purchases of securities available for sale..............  (73,395)  (215,800)
  Net increase in loans...................................  (57,041)   (80,642)
  Net purchases of premises and equipment.................     (784)    (3,082)
  Proceeds from other real estate owned...................       56        102
                                                           --------  ---------
      Net cash used in investing activities...............  (78,744)  (195,308)
                                                           --------  ---------
Financing Activities:
  Proceeds from issuance of common stock..................    2,008      1,434
  Proceeds from sale of treasury stock....................      191         80
  Net increase in deposits................................  133,125    179,280
  Cash dividend paid......................................   (3,875)    (3,151)
  Repayment of other borrowings...........................  (27,270)   (13,287)
  Proceeds from other borrowings..........................   21,000      2,000
  Net increase (decrease) in securities sold under
   repurchase agreements
   and short term borrowings..............................  (57,743)    15,784
  Acquisition of treasury stock...........................   (1,125)    (2,177)
                                                           --------  ---------
      Net cash provided by financing activities...........   66,311    179,963
                                                           --------  ---------
Increase (decrease) in cash and due from banks............    1,230     (3,319)
Cash and due from banks, beginning of period..............   26,185     29,359
                                                           --------  ---------
Cash and due from banks, end of period.................... $ 27,415  $  26,040
                                                           ========  =========
Supplemental Disclosures:
  Interest paid........................................... $ 28,372  $  20,738
  Income tax payments.....................................    3,665      2,246
  Change in unrealized gain (loss) on securities available
   for sale--net of tax...................................    6,066    (11,846)

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

   The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the "Bank"), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 13 branch offices in Westchester County and 1 in Bronx County, New York. The Bank anticipates opening an additional facility in the northern part of Bronx County in the first half of 2001. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized business, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser extent, the Bronx.

2. Summary of Significant Accounting Policies

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2000 and December 31, 1999 and the results of its operations, comprehensive income, cash flows and changes in stockholders' equity for the three and nine month periods ended September 30, 2000 and 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

   Pending Accounting Pronouncement--In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not believe that adoption of this statement in January 2001 will have a material impact on its financial position or results of operations.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

   In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. SFAS No. 140 revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishment of liabilities, providing consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company is required to adopt SFAS No. 140 by March 31, 2001. The Company does not believe that adoption of this statement will have a material impact on its financial position or results of operations.

3. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     --------------------- ---------------------
                                        2000       1999       2000       1999
                                     ---------- ---------- ---------- ----------
                                              (000's except share data)
Numerator:
  Net income available to common
   shareholders
   for basic and diluted earnings
   per share.......................      $3,968     $4,265    $11,403    $10,271
Denominator:
  Denominator for basic earnings
   per common
   share--weighted average shares..   4,279,847  4,202,471  4,287,984  4,191,769
  Effect of diluted securities:
    Stock options..................     106,911     88,306    103,054     96,249
                                     ---------- ---------- ---------- ----------
Denominator for dilutive earnings
 per common
 share--adjusted weighted average
 shares............................   4,386,758  4,290,777  4,391,038  4,288,018
                                     ========== ========== ========== ==========
Basic earnings per common share....       $0.93      $1.01      $2.66      $2.45
Diluted earnings per common share..       $0.90      $0.99      $2.60      $2.40

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This section presents discussion and analysis of the Company's consolidated financial condition at September 30, 2000 and consolidated results of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank's subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp. and HVB Leasing Corp. (collectively the "Bank"). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company's Registration Statement on Form 10.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2000 and September 30, 1999

 Summary of Results

   The Company reported net income of $4.0 million and $11.4 million for the three and nine month periods ended September 30, 2000, respectively. This compares to $4.3 million and $10.3 million for the three and nine month periods ended September 30, 1999, respectively. The decrease in net income in the three month period ended September 30, 2000 compared to the same period in the prior year was primarily due to higher net interest income and higher non interest income offset by higher non interest expense, a higher provision for loan losses and a higher effective tax rate. The increase in net income in the nine month period ended September 30, 2000 compared to the same period in the prior year was primarily due to higher net interest income and higher non interest income partially offset by higher non interest expense, a higher provision for loan losses and a higher effective tax rate.

   Diluted earnings per share were $0.90 and $2.60 for the three and nine month periods ended September 30, 2000, respectively. This compares to $0.99 and $2.40 of diluted earnings per share for the three and nine month periods ended September 30, 1999, respectively. On this basis, diluted earnings per share decreased $0.09 or 9.1 percent and increased $0.20 or 8.3 percent, respectively. Return on average equity was 17.89 percent and 17.81 percent for the three and nine month periods ended September 30, 2000, respectively, compared to 22.34 percent and 18.52 percent for the three and nine month periods ended September 30, 1999, respectively. Return on average assets for the three and nine month periods ended September 30, 2000 was 1.30 percent and
1.27 percent, respectively. This compares to 1.54 percent and 1.32 percent for the three and nine month periods ended September 30, 1999, respectively.

 Average Balances and Interest Rates

   The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2000 and September 30, 1999, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 34 percent.

                                     Three Months Ended September 30,
                          -------------------------------------------------------
                                     2000                        1999
                          --------------------------- ---------------------------
                           Average            Yield/   Average            Yield/
                           Balance   Interest Rate(3)  Balance   Interest Rate(3)
                          ---------- -------- ------- ---------- -------- -------
                                        (000's except percentages)
         ASSETS
         ------
Interest earning assets:
  Federal funds sold....  $   12,951 $   215   6.64%  $   24,485 $   319   5.21%
  Securities: (1)
   Taxable..............     551,264   9,463   6.87      522,020   8,415   6.45
   Exempt from Federal
    income taxes........     142,833   2,660   7.45      126,657   2,345   7.41
   Loans, net (2).......     451,570  10,931   9.68      372,069   8,298   8.92
                          ---------- -------          ---------- -------
     Total interest
      earning assets....   1,158,618  23,269   8.03    1,045,231  19,377   7.42
                          ---------- -------          ---------- -------
Non interest earning
 assets:
  Cash and due from
   banks................      28,895                      25,454
  Other assets..........      37,025                      35,039
                          ----------                  ----------
     Total non interest
      earning assets....      65,920                      60,493
                          ----------                  ----------
     Total assets.......  $1,224,538                  $1,105,724
                          ==========                  ==========

    LIABILITIES AND
  STOCKHOLDERS' EQUITY
  ---------------------

Interest bearing
 liabilities:
  Deposits:
   Money market.........  $  150,330 $ 1,118   2.98%  $  145,354 $   956   2.63%
   Savings..............      52,060     195   1.50       53,968     201   1.49
   Time.................     349,389   5,338   6.11      281,618   3,318   4.71
   Checking with
    interest............      68,813     232   1.35       60,221     207   1.37
   Securities sold under
    Repurchase
    agreements and other
    short-term
    borrowings..........     146,246   2,389   6.53      156,442   1,959   5.01
   Other borrowings.....      94,232   1,338   5.68       77,529   1,041   5.37
                          ---------- -------          ---------- -------
     Total interest
      bearing
      liabilities.......     861,070  10,610   4.93      775,132   7,682   3.96
                          ---------- -------          ---------- -------
Non interest bearing
 liabilities:
  Demand deposits.......     260,959                     237,226
  Other liabilities.....      14,038                      17,010
                          ----------                  ----------
     Total non interest
      bearing
      liabilities.......     274,997                     254,236
                          ----------                  ----------
Stockholders' equity
 (1)....................      88,471                      76,356
                          ----------                  ----------
     Total liabilities
      and stockholders'
      equity(1).........  $1,224,538                  $1,105,724
                          ==========                  ==========
Net interest earnings...             $12,659                     $11,695
                                     =======                     =======
Net yield on interest
 earning assets.........                       4.37%                       4.48%

--------
(1) Excludes unrealized gains (losses) on securities available for sale
(2) Includes loans classified as non-accrual
(3) Effect of adjustment to a tax equivalent basis was $904 and $797 for the three months ended September 30, 2000 and September 30, 1999, respectively.

 Average Balances and Interest Rates

   The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2000 and September 30, 1999, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 34 percent.

                                      Nine Months Ended September 30,
                          -------------------------------------------------------
                                     2000                        1999
                          --------------------------- ---------------------------
                           Average            Yield/   Average            Yield/
                           Balance   Interest Rate(3)  Balance   Interest Rate(3)
                          ---------- -------- ------- ---------- -------- -------
                                        (000's except percentages)
         ASSETS
         ------

Interest earning assets:
  Federal funds sold....  $   12,044 $   561   6.21%  $   21,465 $   796   4.94%
  Securities:(1)
   Taxable..............     546,558  27,868   6.80      495,386  23,139   6.23
   Exempt from Federal
    income taxes........     139,252   7,765   7.43      124,157   6,956   7.47
   Loans, net (2).......     434,963  30,631   9.39      340,485  22,675   8.88
                          ---------- -------          ---------- -------
     Total interest
      earning assets....   1,132,817  66,825   7.87      981,493  53,566   7.28
Non interest earning
 assets:
  Cash and due from
   banks................      28,145                      25,580
  Other assets..........      36,063                      33,339
                          ----------                  ----------
     Total non interest
      earning assets....      64,208                      58,919
                          ----------                  ----------
     Total assets.......  $1,197,025                  $1,040,412

    LIABILITIES AND
  STOCKHOLDERS' EQUITY
  ---------------------
Interest bearing
 liabilities:
  Deposits:
   Money market.........  $  149,670 $ 3,243   2.89%  $  124,208 $ 2,307   2.48%
   Savings..............      51,570     585   1.51       53,094     625   1.57
   Time.................     329,952  14,186   5.73      262,594   9,086   4.61
   Checking with
    interest............      63,161     625   1.32       58,279     613   1.40
   Securities sold under
    Repurchase
    agreements and other
    short-term
    borrowings..........     162,939   7,231   5.92      139,316   5,001   4.79
   Other borrowings.....      91,457   3,869   5.64       88,027   3,508   5.31
                          ---------- -------          ---------- -------
     Total interest
      bearing
      liabilities.......     848,749  29,739   4.67      725,518  21,140   3.88
Non interest bearing
 liabilities:
  Demand deposits.......     249,951                     226,960
  Other liabilities.....      12,937                      13,974
                          ----------                  ----------
     Total non interest
      bearing
      liabilities.......     262,888                     240,934
                          ----------                  ----------
Stockholder's equity
 (1)....................      85,388                      73,960
                          ----------                  ----------
     Total liabilities
      and stockholders'
      equity(1).........  $1,197,025                  $1,040,412
                          ==========                  ==========
Net interest
 earnings...............             $37,086                     $32,426
                                     =======                     =======
Net yield on interest
 earning assets.........                       4.37%                       4.40%
                                               ====                        ====

--------
(1) Excludes unrealized gains (losses) on securities available for sale
(2) Includes loans classified as non-accrual
(3) Effect of adjustment to a tax equivalent basis was $2,640 and $2,365 for the nine months ended September 30, 2000 and September 30, 1999, respectively.

 Interest Differential

   The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2000 and September 30, 1999.

                                Nine Month Period         Three Month Period
                               Increase (Decrease)       Increase (Decrease)
                                 Due to Change in          Due to Change in
                              ------------------------  ------------------------
                              Volume   Rate   Total(1)  Volume   Rate   Total(1)
                              ------  ------  --------  ------  ------  --------
                                                 (000's)
Interest income:
  Federal funds sold......... $ (292) $   57  $  (235)  $ (150) $   46   $(104)
  Securities:
    Taxable..................  2,390   2,339    4,729      471     577   1,048
    Exempt from Federal
     income taxes(2).........    822     (13)     809      299      16     315
    Loans, net...............  6,292   1,664    7,956    1,774     859   2,633
                              ------  ------  -------   ------  ------   -----
      Total interest
       income................  9,212   4,047   13,259    2,394   1,498   3,892
                              ------  ------  -------   ------  ------   -----
Interest expense:
  Deposits:
    Money market............. $  473  $  463  $   936   $   33  $  129   $ 162
    Savings..................    (18)    (22)     (40)      (7)      1      (6)
    Time.....................  2,768   2,331    5,099      798   1,221   2,019
    Checking with interest...     36     (24)      12       29      (4)     25
    Securities sold under
     repurchase agreements
     and other short-term
     borrowings..............    848   1,382    2,230     (128)    558     430
    Other borrowings.........    137     224      361      225      72     297
                              ------  ------  -------   ------  ------   -----
      Total interest
       expense...............  4,244   4,354    8,598      950   1,977   2,927
                              ------  ------  -------   ------  ------   -----
Increase (decrease) in
 interest differential....... $4,968  $ (307) $ 4,661   $1,444  $ (479)  $ 965
                              ======  ======  =======   ======  ======   =====

--------
(1) Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.
(2) Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 34 percent.

 Net Interest Income
   Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. For the three and nine month periods ended September 30, 2000, net interest income, on a tax equivalent basis, increased 8.3 percent to $12.7 million from $11.7 million, and 14.4 percent to $37.1 million from $32.4 million, respectively, compared to the prior year periods. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities for the three and nine month periods ended September 30, 2000 to $297.5 million from $270.1 million, and to $284.1 million from $256.0 million, respectively, compared to the prior year periods. The net interest margin, on a tax equivalent basis, was virtually unchanged during these periods.

   Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in securities and loans plus rate increases in all asset categories (except securities exempt from federal income taxes during the nine month period ended September 30, 2000), partially offset by lower volume in Federal funds sold, contributed to the higher interest income in the current year periods as compared to the same periods in the prior year. For the three and nine month periods ended September 30, 2000, average interest earning assets increased 10.8 percent to $1,158.6 million from $1,045.2 million, and 17.9 percent to $1,132.8 million from $981.5 million, respectively, compared to the prior year periods. Interest income, on a tax equivalent basis, for the three and nine month periods ended September 30, 2000, increased 20.1 percent to $23.3 million from $19.4 million, and 24.8 percent to $66.8 million from $53.6 million, respectively, compared to the prior year periods.

   Average total securities increased $45.4 million, or 7.0 percent to $694.1 million for the three month period ended September 30, 2000 compared to the prior year period. For the nine month period ended September 30, 2000, average total securities increased $66.3 million, or 10.7 percent to $685.8 million compared to the prior year period. These increases in average total securities in the current year periods, as compared to the same periods in the prior year, were principally the result of management's efforts to effectively leverage capital. Interest income on securities increased in the current year periods due to higher volume and higher aggregate rates.

   Average net loans increased $79.5 million, or 21.4 percent to $451.6 million for the three month period ended September 30, 2000 compared to the prior year period. For the nine month period ended September 30, 2000, average net loans increased $94.5 million, or 27.7 percent to $435.0 million compared to the prior year period. These increases in average net loans reflect management's greater emphasis on making new loans, more effective market penetration and continuing strong economic conditions in the Company's primary market. Interest income on net loans increased in the current year periods due to higher volume and higher rates.

   Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three and nine month periods ended September 30, 2000 increased
38.1 percent to $10.6 million from $7.7 million, and 40.7 percent to $29.7 million from $21.1 million, respectively, compared to the prior year periods. For the three and nine month periods ended September 30, 2000, average balances in all deposit categories, except for savings accounts, increased compared to the prior year periods. Deposits increased from existing customers, new customers and the opening of a new branch in June, 1999 in the Bronx, New York. In addition, time deposits increased, principally from municipalities, which are obtained on a bid basis, and borrowings increased in a continuing effort to effectively leverage capital. These funds were invested in loans and securities. The average amount of non interest bearing demand deposits, which increased 10.0 percent to $261.0 million from $237.2 million, and 10.1 percent to $250.0 million from $227.0 million, respectively, compared to the prior year periods, is an important component of the Company's liability management and has a direct impact on the determination of net interest income. Interest rates paid on average money market accounts, time deposits and borrowings, increased in the current year periods compared to the prior year periods due to a higher interest rate environment. Savings accounts and checking with interest accounts were not as sensitive to general interest rate changes and, therefore, the rates on these deposits showed only small changes during these periods.

   The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2000 and 1999 is as follows:

                                                  Three Month     Nine Month
                                                 Period Ended    Period Ended
                                                 September 30,   September 30,
                                                 --------------  --------------
                                                  2000    1999    2000    1999
                                                 ------  ------  ------  ------
Average interest rate on:
  Total average interest earning assets.........   8.03%   7.42%   7.87%   7.28%
  Total average interest bearing liabilities....   4.93    3.96    4.67    3.88
  Total interest rate spread....................   3.10    3.46    3.20    3.40

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

 Provision for Loan Losses

   The Bank recorded a provision for loan losses of $350,000 and $225,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $1,050,000 and $675,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The provision for loan losses is charged to income to bring the Bank's allowance for loan losses to a level deemed appropriate by management. See "Financial Condition" for further discussion.

 Non Interest Income

   Non interest income for the three and nine month periods ended September 30, 2000 increased 17.0 percent to $462,000 from $395,000, and 30.2 percent to $1.5 million from $1.1 million, respectively, compared to the prior year periods.

   Service charges for the three and nine month periods ended September 30, 2000 increased 5.3 percent to $278,000 from $264,000, and 9.5 percent to $828,000 from $756,000, respectively, compared to the prior year periods. These increases reflect a higher level of fees charged and increased activity.

   Other income for the three and nine month periods ended September 30, 2000 increased 21.4 percent to $159,000 from $131,000, and 70.2 percent to $640,000 from $376,000, respectively, compared to the prior year periods. The increase for the three month period ended September 30, 2000 compared to the prior year period was principally the result of an increase in transaction fees. The increase for the nine month period ended September 30, 2000 compared to the prior year period was principally the result of a gain of $233,000 in the current year period from the sale of a branch facility which was relocated during 1999.

 Non Interest Expense

   Non interest expense for the three and nine month periods ended September 30, 2000 increased 19.4 percent to $6.5 million from $5.4 million, and 14.4 percent to $19.4 million from $17.0 million, respectively, compared to the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits, occupancy costs, professional services, equipment expense, FDIC assessment and other operating expense, partially offset by a decrease in business development expense in the three month period ended September 30, 2000 compared to the prior year period. For the nine month period ended September 30, 2000, increases in salaries and employee benefits, occupancy costs, professional services, FDIC assesment and other operating expense were partially offset by decreases in equipment expense and business development expense as compared to the same period in the prior year.

   Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2000 increased 26.0 percent to $3.7 million from $2.9 million, and 19.6 percent to $11.0 million from $9.2 million, respectively, compared to the prior year periods. These increases resulted from increased staff to accommodate the increases in loans and deposits, the opening of a new branch facility, as well as merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit programs such as medical coverage, retirement, costs associated with related payroll taxes and training expenses. Further, recruitment related costs increased due to increased recruiting activity. The cost of providing severance pay to a former executive of the Company also contributed to these increases.

   Occupancy expense for the three and nine month periods ended September 30, 2000 increased 10.1 percent to $576,000 from $523,000, and 11.2 percent to $1.7 million from $1.5 million, respectively, compared to the prior year periods. These increases reflect the opening of a new branch facility in June, 1999, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company's facilities.

   Professional services for the three and nine month periods ended September 30, 2000 increased 102.3 percent to $595,000 from $294,000, and 38.5 percent to $1.9 million from $1.4 million, respectively, compared to the prior year periods. These increases resulted from professionals engaged to assist with first-time filings with the Securities and Exchange Commission and to review certain operating functions. The increase for the nine month period ended September 30, 2000 was additionally due to professionals engaged to perform a customer satisfaction survey, compared to the prior year period.

   Equipment expense for the three and nine month periods ended September 30, 2000 decreased 27.0 percent to $432,000 from $592,000, and 13.8 percent to $1.3 million from $1.5 million, respectively, compared to the prior year periods. These decreases reflect higher depreciation costs associated with the Company's in-house computer systems offset by equipment related expenditures made during the prior year periods, not made in the current year periods, associated with the opening of a new branch facility in June, 1999.

   Business development expense for the three month period ended September 30, 2000 increased 1.0 percent to $197,000 from $195,000 during the same period in the prior year, and decreased 8.2 percent to $606,000 from $660,000 during the nine month period ended September 30, 2000 compared to the prior year period. These changes reflect costs associated with increased general promotion of products and services as well as expanded business development efforts, offset by business development costs in the prior year periods, not incurred in the current year periods, associated with the opening of a new branch in June, 1999.

   The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three and nine month periods ended September 30, 2000 increased 110.5 percent to $40,000 from $19,000, and 106.8 percent to $122,000 from $59,000, respectively, compared to the prior year periods. These increases resulted from increases in the Bank's deposits subject to FDIC assessment as well as a general increase in the overall assessment rate.

   Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2000 compared to September 30, 1999, were due to the following:

  . decrease of $19,000 (14.4%) and increase of $15,000 (4.0%), respectively, in stationery and printing costs related primarily to increases in supplies, forms and stationery due to increased business activity and a new branch facility. The decrease for the three month period is primarily due to the timing of purchases of certain supplies.

  . Increase of $22,000 (13.6%) and $62,000 (12.9%), respectively, in communications expense, due to added voice and data lines associated with expansion of technology usage and growth in customers and business activity.

  . Increase of $7,000 (8.1%) and $36,000 (15.4%), respectively, in courier expense due to increased customer utilization of the service and an increase in costs of such service.

  . Increase of $34,000 (66.6%) and $113,000 (73.6%), respectively, in dues, meetings and seminar costs due to increased participation in such events.

  . Decrease of $24,000 (29.4%) and $63,000 (26.9%), respectively, in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by higher automobile insurance costs.

  . Decrease of $38,000 (45.0%) and $176,000 (60.7%), respectively, in other loan expense principally due to reduced costs associated with OREO.

 Income Taxes

   Income taxes for the three and nine month periods ended September 30, 2000 were unchanged at $1.4 million, and increased 23.3 percent to $4.1 million from $3.3 million, respectively, compared to the prior year periods. The effective tax rate was 26.5 percent for the current year periods compared to 24.5 percent in the prior year periods. The increase in the effective tax rate reflects an increase in income subject to tax largely due to the decrease in tax exempt income as a percentage of total interest income and the Company becoming subject to New York City tax during the last half of 1999.

Financial Condition

   At September 30, 2000, the Company had total assets of $1,234.2 million, an increase of $86.7 million, or 7.6 percent, from the $1,147.5 million at December 31, 1999.

   The securities portfolio consists of securities available for sale of $675.9 million and $635.0 million and Federal Home Loan Bank of New York (FHLB) stock totaling $9.5 million and $9.4 million at September 30, 2000 and December 31, 1999, respectively.

   The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at September 30, 2000 (the Company had no securities classified as held to maturity at September 30, 2000):

                                                          Gross
                                                        Unrealized   Estimated
                                            Amortized --------------   Fair
                                              Cost    Gains  Losses    Value
                                            --------- ------ ------- ---------
                                                         (000's)
U.S. Treasury and government agencies...... $219,565  $  102 $ 8,581 $211,086
Mortgage-backed securities.................  318,660     776   5,816  313,620
Obligations of state and political
 subdivisions..............................  145,096   2,275     929  146,442
Other debt securities......................    3,758     --      227    3,531
                                            --------  ------ ------- --------
Total debt securities......................  687,079   3,153  15,553  674,679
Equity securities..........................      841     351      18    1,174
                                            --------  ------ ------- --------
  Total.................................... $687,920  $3,504 $15,571 $675,853
                                            ========  ====== ======= ========

   During the nine months ended September 30, 2000, U.S. Treasury and government agency obligations increased $23.1 million to $211.1 million due to purchases of $24.7 million and other increases of $3.4 million, offset by maturities of $5.0 million. The purchases were made based upon the attractive yield available in the market.

   Mortgage-backed securities, including CMO's, increased $3.7 million during the period to $313.6 at September 30, 2000. The increase was due to purchases of $27.4 million and other increases of $3.9 million, offset by principal paydowns and redemptions of $27.6 million. These purchases were fixed rate mortgage- backed securities with average lives of less than ten years at the time of purchase.

   Obligations of state and political subdivisions increased $13.6 million during the period to $146.4 million due to purchases of $21.4 million, maturities of $9.7 million and other increases of $1.9 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

   The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $9.2 million at September 30, 2000 comprised primarily of obligations of municipalities located within the Company's market area.

   Except for securities of the U.S. Treasury and government agencies, FHLB stock having a book value and estimated fair value of $9.5 million and mortgage-backed securities having a book value of $10.0 million and an estimated fair value of $9.2 million issued by Residential Funding Mortgage Corp. (a subsidiary of General Motors Acceptance Corp., which in turn is a wholly-owned subsidiary of General Motors, a company with an estimated market value of $31 billion at September 30, 2000), there were no obligations of any single issuer which exceeded ten percent of stockholders' equity at September 30, 2000.

   Total loans were $475.4 at September 30, 2000 compared to $418.4 million at December 31, 1999, reflecting a $57.0 million increase. This increase resulted principally from a $22.9 million increase in commercial real estate loans, a $13.9 million increase in residential real estate loans, a $19.3 million increase in commercial and industrial loans and a $2.4 million increase in construction loans, partially offset by a decrease of $1.9 million in lease financing. All other loan types showed little change during the nine month period ended September 30, 2000.

   Major classifications of loans at September 30, 2000 and December 31, 1999 are as follows:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                               (000's)
   Real Estate:
     Commercial......................................   $176,682      $153,823
     Construction....................................     28,888        26,526
     Residential.....................................    141,821       127,959
   Commercial and industrial.........................     96,581        77,276
   Individuals.......................................      9,741         9,280
   Lease financing...................................     21,657        23,543
                                                        --------      --------
       Total.........................................    475,370       418,407
   Deferred loan fees................................     (2,180)       (1,446)
   Allowance for loan losses.........................     (5,019)       (4,047)
                                                        --------      --------
       Loans, net....................................   $468,171      $412,914
                                                        ========      ========

   In March 2000, the Company ended its participation in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $21.7 million of such leases at September 30, 2000 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

   During the quarter ended June 30, 2000, certain loans were reclassified by type. The December 31, 1999 loan classifications by type in the above table have been reclassified to conform to the September 30, 2000 presentation.

   The following table summarizes the Company's non-accrual loans, loans past due 90 days or more and still accruing, restructured loans and OREO as of September 30, 2000 and December 31, 1999.

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------- ------------
                                                    (000's except percentages)
   Non accrual loans at period end.................    $3,099        $3,855
   OREO at period end..............................     2,137         2,193
   Restructured loans at period end................       --            323
                                                       ------        ------
     Total nonperforming assets....................     5,236         6,371
   Loans past due 90 days or more and still
    accruing.......................................     1,867           264
   Nonperforming assets to total assets at period
    end............................................      0.42%         0.56%

   Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $149,000, $534,000 and $524,000 for the three and nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. There was no interest income on these loans included in net income for the three and nine month periods ended September 30, 2000 and the year ended December 31, 1999.

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

   A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

                                        September 30, Change During December 31,
                                            2000         Period         1999
                                        ------------- ------------- ------------
                                                        (000's)
   Specific component..................    $  290        $  233        $   57
   Formula component...................       369          (498)          867
   Unallocated component...............     4,360         1,237         3,123
                                           ------        ------        ------
     Total allowance...................    $5,019                      $4,047
                                           ======                      ======
   Net change..........................                     972
   Net charge-offs.....................                      78
                                                         ------
   Provision amount....................                  $1,050
                                                         ======

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

   The change in the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the unallocated component for loan losses at September 30, 2000:

  . Credit quality--Non-accrual loans and loans past due 90 days or more increased by $0.8 million. Certain of the loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

  . Change in underwriting criteria--The Bank increased its loan to value ratio guidelines on all loans secured by real estate (except for loans secured by 1-4 family residential real estate) to remain competitive for such loans.

  . New loan products--The Bank began financing business equipment leases during the period. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

  . Economic and business conditions--Increasing interest rates negatively affected the general ability of borrowers to repay their loans.

   As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $1,237,000 reflects our best estimate of probable losses which have been incurred as of September 30, 2000.

   Total deposits increased $133.1 million for the nine month period ended September 30, 2000 to $888.0 million, or 17.6 percent from $754.8 million at December 31, 1999.

   The following table presents a summary of deposits at September 30, 2000 and December 31, 1999:

                                          September 30, December 31,  Increase
                                              2000          1999     (Decrease)
                                          ------------- ------------ ---------
                                                        (000's)
   Demand deposits.......................   $266,225      $226,345   $ 39,880
   Money market accounts.................    154,595       140,462     14,133
   Savings accounts......................     52,165        52,548       (383)
   Time deposits of $100,000 or more.....    300,654       226,997     73,657
   Time deposits of less than $100,000...     51,397        50,146      1,251
   Checking with interest................     62,935        58,348      4,587
                                            --------      --------   --------
                                            $887,971      $754,846   $133,125
                                            ========      ========   ========

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

   Total borrowings decreased $64.0 million to $249.7 million at September 30, 2000 from $313.7 million at December 31, 1999. This overall decrease in borrowings resulted from deposit growth in excess of growth in loans and securities.

   Stockholders' equity increased $14.7 million to $83.0 million at September 30, 2000 from $68.3 million at December 31, 1999. Increases in stockholders' equity resulted from:

  . Net income of $11.4 million for the nine months ended September 30, 2000

  . $2.0 million of stock options exercised

  . $0.2 million of treasury stock sales

  . $6.1 million unrealized gain on securities available for sale

   Decreases in stockholders' equity resulted from:

  . $1.1 million treasury stock purchases

  . $3.9 million cash dividend paid on common stock

   The Company's and the Bank's capital ratios at September 30, 2000 and December 31, 1999 are as follows:

                                                                     Minimum for
                                                                       Capital
                                          September 30, December 31,  Adequacy
                                              2000          1999      Purposes
                                          ------------- ------------ -----------
   Leverage ratio:
     Company.............................      7.1%          7.2%        4.0%
     Bank................................      7.0%          7.1         4.0
   Tier 1 capital:
     Company.............................     16.1%         15.7         4.0
     Bank................................     16.0%         15.5         4.0
   Total capital:
     Company.............................     16.9%         16.5         8.0
     Bank................................     16.8%         16.3         8.0

   The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the "well capitalized" category at September 30, 2000 and December 31, 1999.

   The Bank's liquid assets, at September 30, 2000, include cash and due from banks of $27.4 million and Federal funds sold of $10.5 million. Other sources of liquidity at September 30, 2000 include maturities and principal and interest payments on loans and securities, comprised of approximately $174 million of loans maturing in one year or less, and approximately $54 million of securities having contractual maturities or expected call dates or average lives of one year or less. In addition, at September 30, 2000, the Bank had an available borrowing capacity of approximately $90 million from the FHLB, $12.5 million under two Federal funds purchased facilities, $60 million available under Retail CD Brokerage Agreements and had securities totaling approximately $122 million that could be sold under agreements to repurchase.

Forward-Looking Statements

   The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2000. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosures about market risk at December 31, 1999 were previously reported in the Company's Registration Statement on Form
10. There have been no material changes in the Company's market risk exposure at September 30, 2000 compared to December 31, 1999.

   The Company's primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

   All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments extensively. However, an interest rate floor with a notional amount of $50 million was in place as of September 30, 2000 to manage the Company's interest rate exposure. The Company did not enter into any new derivative financial instruments during the nine months ended September 30, 2000.

   The Company uses two methods to evaluate market risk to changes in interest rates, a "Static Gap" analysis and a simulation analysis of the impact of changes in interest rates on the Company's net interest income. Both methods show the Company's net interest income declining if interest rates gradually rise.

   The Company's "Static Gap" at September 30, 2000 was negative $352 million in the one year time frame.

   The Company's policy limit on interest rate risk has remained unchanged since December 31, 1999. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2000.

                                            Percentage Change in
                                        Estimated Net Interest Income
     Gradual Change in Interest Rates      from September 30, 2000    Policy Limit
     --------------------------------   ----------------------------- ------------
     +200 basis points...............               (4.9)%                (5.0)%
     -200 basis points...............                4.1%                 (5.0)%

   The percentage change in estimated net interest income in the +200 and -200 basis points scenario is within the Company's policy limits.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (B) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Hudson Valley Holding Corp.
                                          (Registrant)

                                                   /s/ Stephen R. Brown
                                          By: _________________________________
                                            Name: Stephen R. Brown
                                            Title:Executive Vice President
                                            Chief
                                                   Operating Officer and Chief
                                                   Financial Officer

November 14, 2000