Form 10-K
period 2000-12-31
HUDSON VALLEY HOLDING CORP
filed 2001-03-29
CIK 722256

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 030525

                          HUDSON VALLEY HOLDING CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------


                  NEW YORK                                       13-3148745
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

    21 SCARSDALE ROAD, YONKERS, NEW YORK                           10707
   (ADDRESS PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 961-6100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
 Common Stock, ($0.20 par value per share)                          None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                   CLASS                                OUTSTANDING AT MARCH 1, 2001
                   -----                                ----------------------------
                Common Stock                                  4,728,168 Shares
             ($0.20 par value)

     The aggregate market value on March 1, 2001 of voting stock held by non-affiliates of the Registrant was approximately $114,635,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   --------
  PART I
            ITEM 1   BUSINESS....................................................      1
            ITEM 2   PROPERTIES..................................................     12
            ITEM 3   LEGAL PROCEEDINGS...........................................     12
            ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     12
  PART II
            ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.........................................     13
            ITEM 6   SELECTED FINANCIAL DATA.....................................     16
            ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................     17
            ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK........................................................     42
            ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     46
            ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE....................................     74
  PART III
            ITEMS 10 THROUGH 13. (INCORPORATED BY REFERENCE TO THE DEFINITIVE
            PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS FOR THE FISCAL
            YEAR ENDED DECEMBER 31, 2000 WHICH WILL BE FILED WITH THE SECURITIES
            AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THAT
            FISCAL YEAR)
  PART IV
            ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                     8-K.........................................................     74
  SIGNATURES.....................................................................     76

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Hudson Valley Holding Corp. (the "Company") is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

     The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the "Bank"), a New York chartered commercial bank established in 1972. The Bank is the largest independent bank headquartered in Westchester County, New York. The Bank has 13 branch offices in Westchester County and 1 in Bronx County, New York. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser extent, the Bronx.

     Our principal executive offices are located at 21 Scarsdale Road, Yonkers, New York 10707.

     The Bank's principal customers are small and medium-sized businesses, professionals, individuals, municipalities and not-for-profit organizations located in Westchester County and, to a lesser extent, Bronx County, New York. The Bank's strategy is to operate as a community-oriented banking institution dedicated to providing personalized service to customers and focusing products and services on selected segments of the market. The Bank believes that its ability to attract and retain customers is due primarily to its focused approach to its market, its personalized and professional services, its product offerings, its experienced staff, its knowledge of its local markets and its ability to provide responsive solutions to customers needs. The Bank provides these products and services to a diverse range of customers and does not rely on a single large depositor for a significant percentage of deposits.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or the banking industry's actual results, levels of activity, or performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

SUBSIDIARIES OF THE BANK

     In 1987, the Bank formed a wholly-owned subsidiary, Hudson Valley Mortgage Corp., for the purpose of providing mortgage banking services primarily in Westchester County and surrounding areas. This subsidiary discontinued operations in 1995, sold its assets and transferred its employees to the Bank. In late 2000, this subsidiary was renamed HVB Leasing Corp. It commenced operations in early 2001, originating lease financing transactions on behalf of the Bank.

     In 1991, the Bank formed a wholly-owned subsidiary, Hudson Valley Investment Corp., a Delaware corporation, primarily for the purpose of acquiring and managing a portfolio of investment securities, some of which were previously owned by the Bank.

     In 1993, the Bank formed a wholly-owned subsidiary, Sprain Brook Realty Corp., primarily for the purpose of holding property obtained by the Bank through foreclosure in its normal course of business.

     In 1997, the Bank formed a subsidiary (of which the Bank owns more than 99 percent of the voting stock), Grassy Sprain Real Estate Holdings, Inc., a real estate investment trust, primarily for the purpose of acquiring and managing a portfolio of mortgage-backed securities, loans collateralized by real estate and other investment securities previously owned by the Bank.

     The Company has no separate operations or revenues apart from the Bank and its subsidiaries. The Bank and its subsidiaries are referred to collectively as the "Bank".

EMPLOYEES

     At December 31, 2000, we employed 214 full-time employees and 44 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

OUR MARKET AREA

     Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median family income, based on 1990 census data, and adjusted by the U.S. Department of Housing and Urban Development in 1997 and 1998 was $71,600 and $74,200, respectively. The County's 1995 per capita personal income of $40,696 placed Westchester County sixth highest among the nation's 3,107 counties. In November, 1997, the County's unemployment rate was 3.4 percent, as compared to New York State at 5.9 percent and the United States at 4.3 percent. The County has over 40,000 small and medium sized businesses, which form a large portion of the Bank's current and potential customer base.

     Bronx County is one of the five boroughs of New York City and borders on Westchester County. While it also has a large and varied economic base, the median family income in the Bronx is much lower than Westchester County. The median family income, based on 1990 census data and adjusted by the U.S. Department of Housing and Urban Development in 1999, was $49,800. The northern part of Bronx County has a well-developed and growing base of professionals and small and medium size businesses. The Company believes that this potential customer base offers growth opportunities similar to those the Bank has developed in Westchester County.

COMPETITION

     The banking and financial services business in New York generally, and in Westchester and Bronx Counties specifically, is highly competitive. There are approximately 19 commercial banks with branch banking offices in our market area. In addition, a number of other depository institutions compete in our market area including savings banks, savings and loan associations, credit unions and brokerage houses. The Bank competes with local offices of large New York City commercial banks due to its proximity to New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies also compete with the Bank for both loans and deposits. The Bank is smaller in size than most of its competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

     According to statistics gathered by the FDIC, there were in 1997 and 1998, respectively, 320 and 384 separate banks, credit unions, mortgage brokerages/companies and finance companies operating within our market area that originated at least one home purchase, home refinance, home improvement or multi-family loan. In 1997 and 1998, the Bank ranked 64th (0.41 percent market share) and 59th (0.35 percent market share), respectively, in terms of market share among these lending institutions. While there are only 9 other lenders headquartered in Westchester County, we consider 14 financial institutions as the Bank's primary local competition for small business and mortgage loans.

     Competition for depositors' funds and for credit-worthy loan customers is intense. A number of larger banks are increasing their efforts to serve smaller commercial borrowers. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of service provided, the convenience of banking facilities, the products offered and, in the case of larger commercial borrowers, relative lending limits.

     Federal legislation permits adequately capitalized bank holding companies to expand across state lines to offer banking services. In light of this, it is possible for large organizations to enter many new markets, including our market area. Many of these competitors, by virtue of their size and resources, may enjoy efficiencies and competitive advantages over the Bank in pricing, delivery and marketing of their products and services. The passage of the Gramm-Leach-Bliley Act in 1999 may also increase the number of powerful competitors in our market by allowing other financial institutions to form or acquire banking subsidiaries.

     In response to competition, we have focused our attention on customer service and on addressing the needs of small businesses, professionals and not-for-profits located in the communities in which we operate. We emphasize community relations and relationship banking. We believe that despite the continued growth of large institutions and the potential for large out-of-area banking and financial institutions to enter our market area there will continue to be opportunities for efficiently-operated, service-oriented, well-capitalized, community-based banking organizations to grow by serving customers that are not served well by larger institutions or do not wish to bank with such large institutions.

     The Company's strategy is to increase earnings through moderate growth within its existing market. The Bank's primary market area, Westchester County and Bronx County, has a high concentration of the types of customers that the Bank desires to serve. The Bank expects to continue to expand by opening new full service banking facilities, by expanding loan originations in its market area, by enhancing and expanding computerized and telephonic products and through strategic alliances and contractual relationships.

     During the past five years, the Company has focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers' needs. The focus of the Bank's products and services continues to be toward small and medium size businesses, professionals, not-for-profit organizations and municipalities. The Bank has expanded its market from Westchester County to include sections of Bronx County. The Bank has opened two new facilities during the past five years, one in New Rochelle, Westchester County and one in Bronx County, and anticipates opening additional facilities in the future. The Bank has also invested in technology based products and services to meet customer needs. In addition, the Bank has expanded products and services, particularly in its lending programs, and its offering of investment management and trust services. As a result, the Bank has approximately doubled its total assets during this five year period.

LENDING

     The Bank engages in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2000, gross loans totaled $512.3 million. Gross loans were comprised of the following loan types:

Real estate.................................................   72.2%
Commercial and industrial...................................   21.6
Individuals.................................................    2.1
Lease financing.............................................    4.1
                                                              -----
Total.......................................................  100.0%

     At December 31, 2000, the Bank's unsecured lending limit to one borrower under applicable regulations was approximately $14.5 million.

     In managing its loan portfolio, the Bank focuses on:

          (i) the application of its established underwriting criteria,

          (ii) the establishment of individual lending authorities well below the Bank's legal lending authority,

          (iii) the involvement by senior management and the Board of Directors in the loan approval process for designated categories, types or amounts of loans,

          (iv) an awareness of concentration by industry or collateral, and

          (v) the monitoring of loans for timely payment and to seek to identify potential problem loans.

     The Bank utilizes its credit department to assess acceptable and unacceptable credit risks based upon the Bank's established underwriting criteria. The Bank utilizes its loan officers, branch managers and credit department to identify changes in a borrower's financial condition that may affect the borrower's ability to perform in accordance with loan terms. Lending policies and procedures place an emphasis on assessing a borrower's income flow as well as collateral values. Further, the Bank utilizes systems and analysis which assist in monitoring loan delinquencies. The Bank utilizes its loan officers, loan collection department and legal counsel in collection efforts on past due loans. Additional collateral or guarantees may be requested where delinquencies remain unresolved.

     An independent loan review department reviews loans in the Bank's portfolio and assigns a risk grading to each reviewed loan. Loans are reviewed based upon the type of loan, the collateral for the loan, the amount of the loan and any other pertinent information. The loan review department reports directly to the Board of Directors.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loan Portfolio" for further information related to the Company's loan portfolio and lending activities.

DEPOSITS

     The Bank offers deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to 5 years. The Bank's deposits are generally derived from customers within its primary marketplace. The Bank solicits only certain types of deposits from outside its market area, primarily from certain professionals and government agencies. The Bank does not pay fees to others to obtain deposits.

     The Bank sets its deposit rates to remain generally competitive with other financial institutions in its market, although the Bank does not generally seek to match the highest rates paid by competing institutions. The Bank has established a process to review interest rates on all deposit products and, based upon this process, updates its deposit rates weekly. The Company's Asset/Liability Management Policy and its Liquidity Policy set guidelines to manage overall interest rate risk and liquidity. These guidelines can affect the rates paid on deposits. Deposit rates are reviewed under these policies periodically since deposits are the Bank's primary source of liquidity.

     The Bank provides deposit pick up services for certain business customers. The Bank has 9 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks' customers.

     For more information regarding the Bank's deposits, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Deposits."

PORTFOLIO MANAGEMENT SERVICES

     The Bank provides portfolio management services to certain pension and retirement accounts and executes securities transactions on behalf of certain customers by utilizing administrative support, investment products and methodologies provided to the Bank through an alliance with an unaffiliated commercial bank. The Bank has periodically explored the possibility of developing relationships with others that provide similar investment management services, and the Bank believes that a number of alternative providers of these services exist. The Bank also provides a software application designed to meet specific administrative needs of bankruptcy trustees through a marketing and licensing agreement with the application vendor. While the Bank is interested in developing new customer relationships with bankruptcy trustees by offering them access to this software, the Bank does not believe that its relationship with the application vendor is material to its business.

In addition, the Bank has participated in loans originated by various other financial institutions within the normal course of business and within standard industry practices.

SUPERVISION AND REGULATION

     Banks and bank holding companies are extensively regulated under both federal and state law. We have set forth below brief summaries of various aspects of supervision and regulation which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

REGULATIONS TO WHICH THE COMPANY IS SUBJECT

     As a bank holding company, the Company is regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and such other information as may be required. The FRB has the authority to conduct examinations of the Company as well.

     The Bank Holding Company Act of 1956 (the "BHC Act") limits the types of companies which we may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing and controlling banks as to be a proper incident thereto. Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation service; operating a collection agency; and providing certain courier services. The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not a proper activity for a bank holding company.

     The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank. Subject to certain limits and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank.

     In November 1999, Congress amended certain provisions of the BHC Act through passage of the Financial Services Modernization Act of 1999 (the "Gramm-Leach-Bliley Act"). Under this new legislation, a bank holding company may elect to become a "financial holding company" and thereby engage in a broader range of activities than would be permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under FRB regulations, and all such subsidiaries must have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature", including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities.

     The Company believes it would meet the regulatory criteria that would enable it to elect to become a financial holding company. The Company has not yet determined whether to make such an election.

     The Gramm-Leach-Bliley Act will also make it possible for entities engaged in providing various other financial services to form financial holding companies and form or acquire banks. Accordingly, the Gramm-Leach-Bliley Act will make it possible for a variety of financial services firms to offer products and services comparable to the products and services offered by the Bank.

     There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2000, the Bank could have declared additional dividends of approximately $27.3 million to the Company without prior regulatory approval.

     Under the policy of the FRB, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not do so absent such policy. In addition, any subordinated loans by the Company to the Bank would also be subordinate in right of payment to depositors and obligations to general creditors of such subsidiary banks. The Company currently has no loans to the Bank.

     The FRB has established capital adequacy guidelines for bank holding companies that are similar to the Federal Deposit Insurance Corporation ("FDIC") capital requirements for the Bank described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" and Note 8 to the Consolidated Financial Statements. As of December 31, 2000, our Tier 1 and Total risk-based capital ratios were 14.8 percent and
15.6 percent, respectively, and our leverage capital ratio was 7.3 percent. All ratios exceed the requirements under these regulations and classify us as "well capitalized."

REGULATIONS TO WHICH THE BANK IS SUBJECT

     The Bank is organized under the Banking Law of the State of New York. Its operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the New York Superintendent of Banks and the Banking Board of the State of New York, as well as by the FDIC, as its primary federal regulator and insurer of deposits. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the FRB. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank's operations. The New York Superintendent of Banks and the FDIC examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations.

     The New York Superintendent of Banks and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies whether by the FDIC, Congress, the New York Superintendent of Banks or the New York Legislature could have a material adverse impact on the Bank.

     Federal laws and regulations also limit, with certain exceptions, the ability of state banks to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Company or the Bank.

  Capital Standards

     The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total "risk-weighted assets." For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-based assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements. Banks must satisfy the following three minimum capital standards:

          (1) Tier 1 capital in an amount equal to between 4 percent and 5 percent of total assets (the "leverage ratio");

          (2) Tier 1 capital in an amount equal to 4 percent of risk-weighted assets; and

          (3) total Tier 1 and Tier 2 capital in an amount equal to 8 percent of risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), defines specific capital categories based upon an institution's capital ratios. The capital categories, in declining order, are: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. Under FDICIA and the FDIC's prompt corrective action rules, the FDIC may take any one or more of the following actions against an undercapitalized bank: restrict dividends and management fees, restrict asset growth and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is significantly undercapitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks and restrict compensation to any senior executive officer. When a bank becomes critically undercapitalized, (i.e., the ratio of tangible equity to total assets is equal to or less than 2 percent), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically undercapitalized during the calendar quarter beginning 270 days after the date on which the bank became critically undercapitalized.

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of at least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8 percent. As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. There are no conditions that we believe have changed the Bank's category.

     See Note 8 to the Consolidated Financial Statements.

  Safety and Soundness Standards

     Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the Federal Deposit Insurance Act. The final regulations establish deadlines for submission and review of such safety and soundness compliance plans.

     The federal banking agencies also have adopted final regulations for real estate lending prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

  Premiums for Deposit Insurance

     The FDIC has implemented a risk-based assessment system, under which an institution's deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

     Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The Bank is currently considered a "Well Capitalized Group A" institution and, therefore, is not subject to any quarterly FDIC Bank Insurance Fund ("BIF") assessments. This could change in the future based on the capitalization of the BIF.

     FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. Neither the Company nor the Bank is aware of any practice, condition or violation that might lead to termination of deposit insurance.

  Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") was enacted to ease restrictions on interstate banking. Riegle-Neal allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other that such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for a minimum time period (not exceeding five years) specified by the statutory law of the host state. Riegle-Neal also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10 percent of the insured deposits in the United States or 30 percent or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Riegle-Neal does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30 percent state-wide concentration limit contained in Riegle-Neal.

  Community Reinvestment Act and Fair Lending Developments

     Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) amended the CRA to require public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as "Outstanding", "Satisfactory", "Needs to Improve" or "Substantial Non Compliance." Failure to receive at least a "Satisfactory" rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in June, 1999, the Bank received a rating of "Satisfactory."

  Gramm-Leach-Bliley Act

     The present bank regulatory scheme is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been a significant regulatory change in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies may engage. Under the Gramm-Leach-Bliley Act enacted by Congress on November 12, 1999, banks and bank holding companies may now affiliate with insurance and securities companies. In part as a result of these changes, banks are now actively competing with other types of non-depository institutions, such as money market funds, brokerage firms, insurance companies and other financial services enterprises. It is not possible at this time to assess what impact these changes in the regulatory scheme will ultimately have on the Bank.

  Governmental Monetary Policy

     The Company's and Bank's business and earnings depend in large part on differences in interest rates. One of the most significant factors affecting the Company's and the Bank's earnings is the difference between (1) the interest rates paid by the Bank on its deposits and its other borrowings (liabilities) and (2) the interest rates received by the Bank on loans made to its customers and securities held in its investment portfolio (assets). The value of and yield on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Therefore, the earnings and growth of the Company and the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, including the Federal Reserve System, whose function is to regulate the national supply of bank credit in order to influence inflation and overall economic growth. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans, earned on investments or paid for deposits.

     In view of changing conditions in the national and local economies, no prediction can be made by the Company as to possible future changes in interest rates, deposit levels, loan demand, or availability of investment securities and the resulting effect on the business or earnings of the Company and the Bank.

RISK FACTORS

OUR MARKETS ARE INTENSELY COMPETITIVE, AND OUR PRINCIPAL COMPETITORS ARE LARGER THAN US.

     We face significant competition both in making loans and in attracting deposits. This competition is based on, among other things, interest rates and other credit and service charges, the quality of services rendered, the convenience of the banking facilities, the range and type of products offered and the relative lending limits in the case of loans to larger commercial borrowers. The Westchester County and Bronx County area of New York has a very high density of financial institutions, many of which are branches of institutions which are significantly larger than us and have greater financial resources and higher lending limits. Many of these institutions offer services that we do not or cannot provide. Nearly all such institutions compete with us to varying degrees.

     Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, and money market funds and other securities funds offered by brokerage firms and other similar financial institutions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies.

     Competition may increase in the future as a result of regulatory change in the financial services industry. We expect to face increased competitive pressure from non-banking sources as a result of the passage by Congress of the Financial Services Modernization Act of 1999 (the "Gramm-Leach-Bliley Act"), which permits banks and bank holding companies to affiliate more easily with other financial service institutions, such as insurance companies and brokerage firms. Although the impact of this legislation on us cannot be predicted, it is likely that financial institutions in our market will begin to offer a wider range of services. Because of our smaller size, we may have less opportunity to take advantage of the flexibility offered by the new legislation.

WE OPERATE IN A HIGHLY REGULATED INDUSTRY AND COULD BE ADVERSELY AFFECTED BY GOVERNMENTAL MONETARY POLICY OR REGULATORY CHANGE.

     The Company, as a bank holding company, and the Bank are subject to regulation by several government agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation, the New York Superintendent of Banks, and the Banking Board of the State of New York. Changes in governmental economic and monetary policy not only can affect the ability of the Bank to attract deposits and make loans, but can also affect the demand for business and personal lending and for real estate mortgages.

     Government regulations affect virtually all areas of our operations, including our range of permissible activities, products and services, the geographic locations in which our services can be offered, the amount of capital required to be maintained to support operations, the right to pay dividends and the amount which the Bank can pay to obtain deposits. The passage of the Gramm-Leach-Bliley Act, which permits banks and bank holding companies to affiliate more easily with other financial service firms, could significantly change the nature of the financial services market over the next few years. There can be no assurance that we will be able to adapt successfully to changes initiated by this or other governmental or regulatory action.

OUR INCOME IS SENSITIVE TO CHANGES IN INTEREST RATES.

     The Bank's profitability, like that of most banking institutions, depends to a large extent upon its net interest income. Net interest income is the difference between interest income received on interest-earning accounts, including loans and securities, and the interest paid on interest-bearing liabilities, including deposits and borrowings. Accordingly, the Bank's results of operations and financial condition depend largely on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements.

     The Bank tries to manage its interest rate risk exposure by closely monitoring its assets and liabilities in an effort to reduce the effects of changes in interest rates primarily by altering the mix and maturity of the Bank's loans, investments and funding sources.

     The Bank is currently positioned to benefit from a falling interest rate environment. Significant rate increases could have an adverse effect on the Bank's net interest income by decreasing the spread between the rates earned on assets and paid on liabilities. Changes in interest rates also affect the volume of loans originated by the Bank, as well as the value of its loans and other interest-earning assets, including investment securities.

     In addition, changes in interest rates may result in an increase in higher cost deposit products within the Bank's existing portfolio, as well as a flow of funds away from bank accounts into direct investments (such as U.S. Government and corporate securities, and other investment instruments such as mutual funds) to the extent that the Bank does not pay competitive rates of interest. "See Quantitative and Qualitative Disclosures About Market Risk."

WE MAY INCUR LIABILITIES UNDER FEDERAL AND STATE ENVIRONMENTAL LAWS WITH RESPECT TO FORECLOSED PROPERTIES.

     Approximately 72% of the loans held by the Bank as of December 31, 2000 were secured by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. The Bank currently does not own any property acquired on foreclosure. However, the Bank has in the past and may in the future acquire properties through foreclosure on loans in default. Under federal and state environmental laws, the Bank could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties acquired by the Bank on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower's activities may be required to bear a portion of the clean up costs under federal or state environmental laws.

A DOWNTURN IN THE ECONOMY IN OUR MARKET AREA WOULD ADVERSELY AFFECT OUR LOAN PORTFOLIO AND OUR GROWTH POTENTIAL.

     Our lending market area is concentrated in Westchester County, New York and, to a lesser extent, Bronx County, New York with a primary focus on small to medium-sized businesses located in this area. Accordingly, the asset quality of our loan portfolio is largely dependent upon the area's economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.

TECHNOLOGICAL CHANGE MAY AFFECT OUR ABILITY TO COMPETE.

     The banking industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to the public.

     In addition, because of the demand for technology-driven products, banks are increasingly contracting with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes expose a bank to various risks, particularly transaction, strategic, reputation and compliance risk. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology.

OUR PROFITABILITY DEPENDS ON OUR CUSTOMERS' ABILITY TO REPAY THEIR LOANS AND OUR ABILITY TO MAKE SOUND JUDGMENTS CONCERNING CREDIT RISK.

     There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment as to the adequacy of the allowance is based upon a number of assumptions which we believe to be reasonable but which may or may not prove to be correct. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Additions to the allowance for loan losses would result in a decrease in net income and capital.

ITEM 2 -- PROPERTIES

     The principal executive offices of the Company and the Bank, including administrative and operating departments, are located at 21 Scarsdale Road, Yonkers, New York, in premises that are owned by the Bank. The Bank's main branch is located at 35 East Grassy Sprain Road, Yonkers, New York, in premises that are leased by the Bank.

     In addition to the main branch, the Bank operates 12 branches in Westchester County, New York. The following six branches are owned by the Bank:
37 East Main Street, Elmsford, New York; 61 South Broadway, Yonkers, New York; 150 Lake Avenue, Yonkers, New York; 865 McLean Avenue, Yonkers, New York; 512 South Broadway, Yonkers, New York; and 664 Main Street, Mount Kisco, New York. The following six branches are leased by the Bank: 403 East Sandford Boulevard, Mount Vernon, New York; 1835 East Main Street, Peekskill, New York; 500 Westchester Avenue, Port Chester, New York; 233 Marble Avenue, Thornwood, New York; 328 Central Avenue, White Plains, New York; and Five Huguenot Street, New Rochelle, New York.

     In addition to the branches in Westchester County, the Bank operates a branch at 3130 East Tremont Avenue, Bronx, New York, in a premise leased by the Bank.

     Of the leased properties, 2 properties, located in White Plains and New Rochelle, New York, have lease terms that expire within the next 2 years, with each lease subject to the Bank's renewal option. The Bank expects to exercise its renewal option on the leases of each of these properties.

     The Bank also operates 9 ATM machines, 5 of which are located in the Bank's facilities. Four ATMs are located at different off-site locations -- Westchester County Airport, Harrison, New York; Rye Playland, Rye, New York; Yonkers General Hospital in Yonkers, New York; and St. Joseph's Hospital in Yonkers, New York.

     In the opinion of management, the premises, fixtures and equipment used by the Company and the Bank are adequate and suitable for the conduct of their businesses. All facilities are well maintained and provide adequate parking.

ITEM 3 -- LEGAL PROCEEDINGS

     Various claims and lawsuits are pending against the Company and its subsidiaries in the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of each matter is not expected to have a material effect on the financial condition or results of operations of the Company and its subsidiaries.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of Hudson Valley Holding Corp during the fourth quarter of 2000.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was held of record as of March 1, 2001 by approximately 635 shareholders. The Company's common stock trades on a limited and sporadic basis in the over-the-counter market under the symbol "HUVL", but no public trading market has developed. The Company has historically purchased shares of common stock from shareholders at a price that the Company believes to be the fair market value at the time. Some of these purchases are made pursuant to Stock Restriction Agreements which give the Company a right of first refusal if the shareholder wishes to sell his or her shares. The majority of transactions in the Company's common stock are sales to the Company or private transactions. There can be no assurance that the Company will purchase any additional stock in the future.

     The table below sets forth the high and the low prices per share at which the Company purchased shares of its common stock from shareholders in 1999 and 2000. The price per share has been adjusted to reflect the 10 percent stock dividend to shareholders in December 2000 and 1999.

                                                                2000                1999
                                                          ----------------    ----------------
                                                           HIGH      LOW       HIGH      LOW
                                                          ------    ------    ------    ------
First Quarter...........................................  $29.09    $29.09    $26.04    $25.21
Second Quarter..........................................   33.18     29.09     28.10     26.04
Third Quarter...........................................   33.18     33.18     28.51     28.10
Fourth Quarter..........................................   33.75     33.18     29.09     28.51

     The foregoing prices were not subject to retail markup, markdown or commission.

     In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows: In 2000, $0.27 per share to holders of record on February 7; $0.28 to shareholders of record on May 8, August 7 and November 6. In 1999, $0.21 per share to holders of record on February 8; $0.24 per share to holders of record on May 6, August 5 and November 8.

     Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 4, 2000 and December 2, 1999.

     Effective December 15, 2000, the Board of Directors of the Company adjusted the price at which the Company would purchase shares to $33.75 per share, taking into consideration the ten percent stock dividend to shareholders in December 2000.

     Any funds which the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from the Bank and secondarily from sales of common stock pursuant to the Company's stock option plan. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and its ability to transfer funds to the Company in the form of cash dividends and otherwise. The Company is a separate and distinct legal entity from the Bank. The Company's right to participate in any distribution of the assets or earnings of the Bank is subordinate to prior claims of creditors of the Bank.

THERE IS CURRENTLY NO ACTIVE MARKET FOR THE COMMON STOCK AND THERE CAN BE NO ASSURANCE THAT A MARKET WILL DEVELOP.

     Our common stock trades from time to time in the over-the-counter bulletin board market under the symbol "HUVL." Trading in this market is sporadic. In the absence of an active market for our common stock, there can be no assurance that a shareholder will be able to find a buyer for his or her shares. Stock prices as a whole may also be lower than they would be if an active market were to develop, and may tend to fluctuate more dramatically.

     We have not determined whether we will apply for the listing of the common stock on the American Stock Exchange ("AMEX") or another securities exchange. If we do apply for such listing, there can be no assurance that the common stock will be listed on the AMEX or any securities exchange. Even if we successfully list the common stock on the AMEX or another securities exchange, there can be no assurance that any organized public market for the securities will develop or that there will be any private demand for the common stock. We could also fail to meet the requirements for continued inclusion on the AMEX or such other exchange, such as the requirement relating to the minimum number of public shareholders or the aggregate market value of publicly held shares.

     The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers. Liquidity also may be limited by other factors, including restrictions imposed on the common stock by shareholders.

     The Company has historically created a secondary market for its stock by issuing offers to repurchase shares from any shareholder. However, the Company is not obligated to issue such offers to repurchase shares in the future and may discontinue or limit such offers at any time.

     If the common stock is not listed on an exchange, it may not be accepted as collateral for loans, or if accepted, its value may be substantially discounted. As a result, investors should regard the common stock as a long-term investment and should be prepared to bear the economic risk of an investment in the common stock for an indefinite period. Investors who may need or wish to dispose of all or a part of their investments in the common stock may not be able to do so except by private, direct negotiations with third parties.

THE DEVELOPMENT OF A MARKET FOR THE COMMON STOCK COULD BE LIMITED BY EXISTING AGREEMENTS WITH RESPECT TO RESALE.

     A significant number of our shareholders are current or former directors and employees (or their family members) who purchased their shares subject to various Stock Restriction Agreements. Pursuant to these Stock Restriction Agreements, we enjoy a right of first refusal if the shareholder proposes to sell his or her shares to a third party. Historically, we have exercised our right of first refusal and have purchased a substantial portion of the shares offered to us pursuant to the Stock Restriction Agreements. Our repurchase of stock has effectively created a secondary market for the stock. We have no obligation to repurchase the common stock under the Stock Restriction Agreements or otherwise and there can be no assurance that we will purchase any additional stock in the future. If we continue to exercise our right to repurchase shares subject to the Stock Restriction Agreements, this will limit the availability of shares in public markets.

GOVERNMENT REGULATION RESTRICTS OUR ABILITY TO PAY CASH DIVIDENDS.

     Dividends from the bank are the only significant source of cash for the Company. However, there are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. The Company paid a cash dividend to our shareholders of $1.11 per share in 2000, $0.93 per share in 1999 and $0.75 per share in 1998 (adjusted for subsequent stock dividends). Under applicable banking statutes, at December 31, 2000, the Bank could have declared dividends of approximately $27.3 million to the Company without prior regulatory approval, which would have enabled the Company to pay an additional dividend of approximately $5.80 per share without prior regulatory approval. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to shareholders.

     Federal and state agencies require the Company and the Bank to maintain adequate levels of capital. The failure to maintain adequate capital or to comply with applicable laws, regulations and supervisory agreements could subject the Company, the Bank or its subsidiaries to federal and state enforcement provisions, such as the termination of deposit insurance, the imposition of substantial fines and other civil penalties and, in the most severe cases, the appointment of a conservator or receiver for a depositary institution. Moreover, dividends can be restricted by any of the Bank's regulatory authorities if the agency believes that the Bank's financial condition warrants such a restriction.

     In addition, the Company's ability to declare and pay dividends is restricted under the New York Business Corporation Law, which provides that dividends may only be paid by a corporation out of its surplus.

     In the event of a liquidation or reorganization of the Bank, the ability of holders of debt and equity securities of the Company to benefit from the distribution of assets from the Bank upon any such liquidation or reorganization would be subordinate to prior claims of creditors of the Bank (including depositors), except to the extent that the Company's claim as a creditor may be recognized. The Company is not currently a creditor of the Bank.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                             YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                             2000         1999         1998         1997         1996
                                                          ----------   ----------   ----------   ----------   ----------
                                                                            (000'S EXCEPT SHARE DATA)
OPERATING RESULTS:
Total interest income...................................  $   87,266   $   70,816   $   62,445   $   57,853   $   47,434
Total interest expense..................................      40,785       29,658       27,622       24,330       18,111
                                                          ----------   ----------   ----------   ----------   ----------
Net interest income.....................................      46,481       41,158       34,823       33,523       29,323
Provision (credit) for loan losses......................       1,144          600         (300)         600       (1,258)
Income before income taxes..............................      21,983       18,648       15,821       14,596       14,023
Net income..............................................      16,158       14,004       12,254       11,080        9,946
Basic earnings per common share.........................        3.45         3.01         2.65         2.46         2.19
Diluted earning per common share........................        3.35         2.94         2.58         2.41         2.15
Weighted average shares outstanding.....................   4,685,004    4,654,183    4,621,533    4,496,819    4,541,860
Adjusted weighted average shares outstanding............   4,820,389    4,758,867    4,757,148    4,601,739    4,631,912
Cash dividends per common share.........................  $     1.11   $     0.93   $     0.75   $     0.51   $     0.43

                                                                                 DECEMBER 31,
                                                          -----------------------------------------------------------
                                                             2000         1999         1998        1997        1996
                                                          ----------   ----------    --------    --------    --------
FINANCIAL POSITION:
Securities..............................................  $  655,029   $  634,973    $565,616    $483,698    $407,627
Loans, net..............................................     506,101      412,914     308,131     264,254     235,641
Total assets............................................   1,289,970    1,147,472     939,802     814,219     744,158
Deposits................................................     879,575      754,846     627,297     595,382     539,304
Borrowings..............................................     285,831      313,718     223,683     143,363     137,197
Stockholders' equity....................................      93,345       68,310      75,696      64,821      56,946

FINANCIAL RATIOS

     Significant ratios of the Company for the periods indicated are as follows:

                                                                                 DECEMBER 31,
                                                          -----------------------------------------------------------
                                                             2000         1999         1998        1997        1996
                                                          ----------   ----------    --------    --------    --------
EARNINGS RATIOS
Net income as a percentage of:
  Average earning assets................................        1.41%        1.39%       1.40%       1.46%       1.60%
  Average total assets..................................        1.32         1.31        1.32        1.35        1.46
  Average total stockholders' equity(1).................       18.61        18.60       18.44       18.60       18.55
CAPITAL RATIOS
  Average total stockholders' equity to average total
    assets(1)...........................................        7.12%        7.06%       7.16%       7.27%       7.20%
  Average net loans as a multiple of average total
    stockholders' equity(1).............................        5.15         4.72        4.20        4.18        4.11
  Leverage capital......................................        7.30         7.20        7.40        7.40        7.65
  Tier I capital (to risk weighted assets)..............       14.80        15.70       19.40       18.60       18.40
  Total risk-based capital (to risk weighted assets)....       15.60        16.50       20.20       19.60       19.20
OTHER
Allowance for loan losses as a percentage of year-end
  loans.................................................        0.94%        0.97%       1.00%       1.32%       1.07%
Loans (net) as a percentage of year-end total assets....       39.23        35.98       32.79       32.45       31.67
Loans (net) as a percentage of year-end total
  deposits..............................................       57.54        54.70       49.12       44.38       43.69
Securities as a percentage of year-end total assets.....       50.78        55.34       60.18       59.41       55.09
Average interest earning assets as a percentage of
  average interest bearing liabilities..................      133.91       134.46      134.74      132.81      149.37
Dividends per share as a percentage of diluted earnings
  per share.............................................       33.11        31.48       28.87       21.96          --

---------------

(1) Excludes unrealized gains in 2000 and unrealized losses in 1999, net of tax, on securities available for sale

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section presents discussion and analysis of the Company's consolidated financial condition at December 31, 2000 and 1999 and consolidated results of operations for each of the three years in the period ended December 31, 2000. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank's subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp. and HVB Leasing Corp. (collectively the "Bank"). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR EACH OF THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

  Summary of Results

     The Company reported net income of $16.2 million for the year ended December 31, 2000, a 15.4 percent increase over 1999. Net income was $14.0 million for the year ended December 31, 1999, a 14.3 percent increase over 1998 net income of $12.3 million. The increase in 2000 net income, compared to 1999 primarily reflects higher net interest income, higher non interest income and higher securities gains, partially offset by a higher provision for loan losses, higher operating expenses and a higher effective tax rate. The increase in 1999 net income, compared to 1998 primarily reflects higher net interest income, partially offset by a higher provision for loan losses, lower securities gains, higher operating expenses and a higher effective tax rate.

     Diluted earnings per share of $3.35 in 2000 increased 13.9 percent over the $2.94 recorded in 1999, while diluted earnings per share increased 14.0 percent in 1999 compared to the $2.58 recorded in 1998, reflecting the higher net income. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed on December 4, 2000. Return on average equity (excluding the available for sale securities unrealized gain in 2000, loss in 1999 and gain in 1998) was 18.61 percent in 2000, compared to 18.60 percent in 1999, and 18.44 percent in 1998. Return on average assets (excluding the available for sale securities unrealized gain in 2000, loss in 1999 and gain in
1998) was 1.32 percent in 2000, compared to 1.31 percent in 1999, and 1.32 percent in 1998.

     Net interest income for 2000 rose to $46.5 million, a 12.9 percent increase over the $41.2 million recorded in 1999, while 1999 net interest income increased 18.2 percent compared to the $34.8 million recorded in 1998. These increases resulted principally from continuing growth in interest earning assets, primarily loans and securities, partially offset by the growth in interest bearing liabilities and, in 2000, by a narrowing interest rate margin, compared to 1999. The interest rate margin, on a tax equivalent basis, decreased in 2000 to 4.36 percent, compared to 4.41 percent in 1999, which increased over the 4.33 percent in 1998. The decrease in 2000 was primarily the result of higher interest rates and a shifting of funding to higher rate deposits and borrowings, offsetting higher overall yields on interest earning assets. The increase in 1999 was primarily the result of growth in loans and securities, partially offset by the effects of additional leveraging of the balance sheet and a relatively flat yield curve. Non interest income increased $949,000 compared to 1999 as a result of higher securities gains and service charges and a gain of $233,000 from the sale of a branch facility which was relocated in 1999. Non interest income for 1999 decreased $383,000 compared to 1998, as a result of lower securities gains, partially offset by higher service charges. The overall increases in revenues were partially offset by increases in non interest expense of $2.2 million and $1.5 million in 1999 and 1998, respectively, reflecting increases in such expenses as employee salaries and benefits, occupancy and equipment expense and other expenses, as a result of the Company's continuing growth, investment in people, technology, products and branch facilities. The higher effective tax rates in 2000 compared to 1999, and in 1999 compared to 1998, decreased net income in each year from 1998 to 2000. The effective tax rate increased primarily due to the decrease in tax exempt income as a percentage of total interest income and the Company becoming subject to New York City tax during the second half of 1999.

     The Company's total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8 percent, as the total ratio equaled 15.6 percent and 16.5 percent at December 31, 2000 and 1999, respectively. The leverage capital ratio was 7.3 percent and 7.2 percent at December 31, 2000 and 1999, respectively.

AVERAGE BALANCES AND INTEREST RATES

     The following table sets forth the average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 34 percent.

                                                                 (000'S EXCEPT PERCENTAGES)
                                                                   YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------------------------------------
                                           2000                              1999                             1998
                              -------------------------------   -------------------------------   -----------------------------
                               AVERAGE                YIELD/     AVERAGE                YIELD/    AVERAGE               YIELD/
                               BALANCE     INTEREST   RATE(3)    BALANCE     INTEREST   RATE(3)   BALANCE    INTEREST   RATE(3)
                              ----------   --------   -------   ----------   --------   -------   --------   --------   -------
ASSETS
Interest earning assets:
Deposits in banks...........          --        --       --             --        --       --     $    123   $     8      6.50%
Federal funds sold..........  $   11,661   $   735     6.30%    $   18,164   $   908     5.00%      41,824     2,303      5.51
Securities:(1)
  Taxable...................     547,619    37,336     6.82        505,260    32,002     6.33      439,085    27,716      6.31
  Exempt from federal income
    taxes...................     140,782    10,489     7.45        125,798     9,366     7.45      112,832     8,748      7.75
Loans, net(2)...............     446,843    42,272     9.46        355,628    31,724     8.92      279,378    26,644      9.54
                              ----------   -------              ----------   -------              --------   -------
Total interest earning
  assets....................   1,146,905    90,832     7.92      1,004,850    74,000     7.36      873,242    65,419      7.49
                              ----------   -------              ----------   -------              --------   -------
Non interest earning assets:
  Cash and due from banks...      28,509                            26,730                          23,514
  Other assets..............      44,680                            34,316                          30,799
                              ----------                        ----------                        --------
Total non interest earning
  assets....................      73,189                            61,046                          54,313
                              ----------                        ----------                        --------
Total assets................  $1,220,094                        $1,065,896                        $927,555
                              ==========                        ==========                        ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest bearing
  liabilities:
Deposits:
  Money market..............  $  148,663   $ 4,323     2.91%    $  129,690   $ 3,292     2.54%    $110,471   $ 2,987      2.70%
  Savings...................      51,472       777     1.51         52,847       820     1.55       53,376     1,073      2.01
  Time......................     339,305    19,802     5.84        265,665    12,524     4.71      244,933    12,695      5.18
  Checking with interest....      62,049       840     1.35         58,379       810     1.39       54,606       968      1.77
Securities sold under
  repurchase agreements and
  other short-term
  borrowings................     165,993    10,181     6.13        147,502     7,221     4.90      129,405     6,933      5.36
Other borrowings............      89,011     4,862     5.46         93,254     4,991     5.35       55,307     2,966      5.36
                              ----------   -------              ----------   -------              --------   -------
Total interest bearing
  liabilities...............     856,493    40,785     4.76        747,337    29,658     3.97      648,098    27,622      4.26
                              ----------   -------              ----------   -------              --------   -------
Non interest bearing
  liabilities:
  Demand deposits...........     255,386                           228,905                         201,249
  Other liabilities.........      21,395                            14,368                          11,760
                              ----------                        ----------                        --------
Total non interest bearing
  liabilities...............     276,781                           243,273                         213,009
                              ----------                        ----------                        --------
Stockholders' equity(1).....      86,820                            75,286                          66,448
                              ----------                        ----------                        --------
Total liabilities and
  stockholders' equity(1)...  $1,220,094                        $1,065,896                        $927,555
                              ==========                        ==========                        ========
Net interest earnings.......               $50,047                           $44,342                         $37,797
                                           =======                           =======                         =======
Net yield on interest
  earning assets............                           4.36%                             4.41%                            4.33%

---------------
(1) Excludes unrealized gains and losses on securities available for sale.

(2) Includes loans classified as non-accrual.

(3) Effect of adjustment to a tax equivalent basis was $3,566, $3,184 and $2,974 for the years ended December 31, 2000, 1999 and 1998, respectively.

INTEREST DIFFERENTIAL

     The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2000 and 1999, and the years ended December 31, 1999 and 1998, on a tax equivalent basis.

                                                                      (000'S)
                                             ----------------------------------------------------------
                                                2000 COMPARED TO 1999          1999 COMPARED TO 1998
                                                 INCREASE (DECREASE)            INCREASE (DECREASE)
                                                   DUE TO CHANGE IN              DUE TO CHANGE IN
                                             ----------------------------   ---------------------------
                                             VOLUME     RATE     TOTAL(1)   VOLUME    RATE     TOTAL(1)
                                             -------   -------   --------   ------   -------   --------
Interest income:
Deposits in banks..........................       --        --        --    $   (8)       --    $   (8)
Federal funds sold.........................  $  (325)  $   152   $  (173)   (1,303)  $   (92)   (1,395)
Securities:
  Taxable..................................    2,683     2,651     5,334     4,177       109     4,286
  Exempt from federal income taxes.........    1,116         7     1,123     1,005      (387)      618
Loans, net.................................    8,137     2,411    10,548     7,272    (2,192)    5,080
                                             -------   -------   -------    ------   -------    ------
Total interest income......................   11,611     5,221    16,832    11,143    (2,562)    8,581
                                             -------   -------   -------    ------   -------    ------
Interest expense:
Deposits:
  Money market.............................      482       727     1,209       520      (215)      305
  Savings..................................      (21)      (22)      (43)      (11)     (242)     (253)
  Time.....................................    3,472     3,806     7,278     1,075    (1,246)     (171)
  Checking with interest...................       51      (199)     (148)       66      (224)     (158)
Securities sold under repurchase agreements
  and other short-term borrowings..........      905     2,055     2,960       970      (682)      288
Other borrowings...........................     (227)       98      (129)    2,035       (10)    2,025
                                             -------   -------   -------    ------   -------    ------
Total interest expense.....................    4,662     6,465    11,127     4,655    (2,619)    2,036
                                             -------   -------   -------    ------   -------    ------
Increase (decrease) in interest
  differential.............................  $ 6,949   $(1,244)  $ 5,705    $6,488   $    57    $6,545
                                             =======   =======   =======    ======   =======    ======

---------------
(1) Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. Net interest income of $50.0 million, on a tax equivalent basis, for 2000 reflects a 12.9 percent increase over the $44.3 million for 1999. Net interest income, on a tax equivalent basis, for 1999 reflects an increase of
17.3 percent over the $37.8 million for 1998. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities to $290.4 million in 2000, from $257.5 million in 1999 and $225.1 million in 1998, partially offset, for 2000, by a narrowing interest rate margin compared to 1999.

     Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in securities and loans, together with overall higher interest rates, partially offset by lower volume in Federal funds sold, contributed to the higher interest income in 2000, compared to 1999. Volume increases in securities and loans, partially offset by lower volume in Federal funds sold and overall lower rates (lower in all categories except taxable securities), contributed to the higher interest income in 1999, compared to 1998. Average interest earning assets increased in 2000 to $1,146.9 million from $1,004.9 million in 1999 and from $873.2 million in 1998, reflecting a 14.1 percent and 15.1 percent increase in 2000 and 1999, respectively. The Company's ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

     Securities are the largest component of interest earning assets. In 2000, average total securities increased $57.3 million to $688.4 million compared to 1999, while average total securities increased $79.1 million in 1999 compared to 1998. Total securities increased $20.1 million to $655.0 million at December 31, 2000 from $635.0 million at December 31, 1999, or a 3.2 percent increase, compared to an increase of $69.4 million, or 12.3 percent in 1999 over 1998. The increase in average total securities in 2000 and 1999 was principally due to management's efforts to effectively leverage capital and to balance the risk and liquidity of the total securities portfolio. Interest income on total securities increased in both 2000 and 1999 due to higher volume, due to higher interest rates in 2000, and partially offset by lower interest rates in 1999.

     In 2000, average net loans increased $91.2 million to $446.8 million compared to 1999, while average net loans increased $76.3 million in 1999 compared to 1998. Net loans increased $93.2 million to $506.1 at December 31, 2000 from $412.9 million at December 31, 1999, or a 22.6 percent increase, compared to an increase of $104.8 million, or 34.0 percent in 1999 compared to $308.1 million at year end 1998. The increase in average net loans in 2000 and 1999 was principally due to management's greater emphasis on making new loans, more effective market penetration and continuing strong economic conditions in the Company's primary market. Interest income on net loans increased in both 2000 and 1999 due to higher volume, due to higher interest rates in 2000, and partially offset by lower interest rates in 1999.

     Interest expense is a function of the volume of and rates paid, for interest bearing liabilities, comprised of deposits and borrowings. Interest expense in 2000 increased $11.1 million, or 37.5 percent to $40.8 million, while interest expense increased $2.0 million, or 7.4 percent in 1999 compared to 1998. Average balances in substantially all deposit categories, except for savings accounts, increased in both 2000 and 1999. Deposits increased principally from existing customer relationships and branches as well as new relationships and the opening of new branches, in New Rochelle, New York in 1998 and in Bronx, New York in 1999. In addition, in a continuing effort to effectively leverage capital, management increased, in the aggregate, time and other deposits of municipalities, FHLB advances and borrowings under securities sold under repurchase agreements and other short-term borrowings. These funds were invested in loans and securities. The amount of non interest bearing average demand deposits which increased in 2000 to $255.4 million from $228.9 million in 1999, compared to $201.2 million in 1998, is an important component of the Company's liability management and has a direct impact on the determination of net interest income. Interest rates paid on average interest bearing deposits generally increased in 2000 due to a higher interest rate environment. Interest rates paid on average interest bearing deposits generally decreased in 1999 due to a lower interest rate environment.

     The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2000 is as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Average interest rate on:
  Total average interest earning assets.....................  7.92%   7.36%   7.49%
  Total average interest bearing liabilities................  4.76    3.97    4.26
  Total interest rate spread................................  3.16    3.39    3.23

     In 2000, the interest rate spread decreased due to higher overall rates on interest bearing liabilities which were partially offset by higher yields on interest earning assets and a shifting of funding to higher rate deposits and borrowings. In 1999, the interest rate spread increased primarily due to loans, which generally have higher yields than securities, growing as a component of total interest earning assets and from generally lower rates paid on interest bearing liabilities. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

NON INTEREST INCOME

     Non interest income for 2000 was $2,548,000 compared to $1,599,000 for 1999. The increase in non interest income in 2000 compared to 1999 was primarily a result of higher securities gains and higher services fees and other income. Non interest income for 1999 decreased $383,000 compared to 1998. The decrease in non interest income in 1999 compared to 1998 was primarily a result of lower security gains in 1999 than in 1998.

     Net gains on securities transactions of $692,000, $19,000 and $439,000 for the years ended December 31, 2000, 1999 and 1998, respectively, principally resulted from the sale of securities to restructure the portfolio, manage cash flow and enhance portfolio yield, and efforts to manage the Company's overall interest rate risk in response to changes in interest rates or changes in composition of the balance sheet.

     Service charges increased by 7.7 percent in 2000 and by 3.7 percent in 1999. The increases reflect a higher level of accounts and fees charged.

     Other income increased to $729,000 in 2000 compared to $534,000 in both 1999 and 1998. The increase in 2000 was primarily a result of a gain on the sale of a branch facility which was relocated in 1999.

NON INTEREST EXPENSE

     Non interest expense rose to $25.9 million for 2000, or a 10.2 percent increase over the $23.5 million for 1999, compared to a 10.5 percent increase in 1999 over the $21.3 million in 1998. These increases reflect the overall growth of the Company. The Company's efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on security transactions) was 49.9 percent in 2000, compared to
51.2 percent in 1999 and 54.1 percent in 1998.

     Salaries and employee benefits, the largest component of non interest expense, rose 15.1 percent in 2000 to $14.8 million, compared to a 13.0 percent increase in 1999 to $12.8 million from $11.4 million for 1998. The Company opened one new branch in each of 1999 and 1998, resulting in increased staff. The increases in both 2000 and 1999 also reflected the cost of additional personnel necessary for the Bank to accommodate the growth in both deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases. Increases in salaries and employee benefits in both 2000 and 1999 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as higher health care costs and costs associated with related payroll taxes.

                                                         2000       1999       1998
EMPLOYEES AT DECEMBER 31,                               -------    -------    -------
Full Time Employees...................................      214        206        191
Part Time Employees...................................       44         44         44

                                                         (000'S EXCEPT PERCENTAGES)
SALARIES AND EMPLOYEE BENEFITS
Salaries..............................................  $10,431    $ 8,816    $ 7,965
Payroll Taxes.........................................      828        718        644
Medical Plans.........................................      737        680        629
Incentive Compensation Plans..........................    1,009        949        680
Deferred Compensation Plans...........................       64         56         54
Employee Retirement Plans.............................      825      1,040        879
Other.................................................      886        584        512
                                                        -------    -------    -------
Total.................................................  $14,780    $12,843    $11,363
                                                        =======    =======    =======
Percentage of total non interest expense..............     57.1%      54.6%      53.4%
                                                        =======    =======    =======

     Occupancy expense rose to $2.3 million for 2000, a 10.8 percent increase over 1999, compared to $2.0 million in 1999, a 12.1 percent increase over 1998. The increases are due to a full year of expenses for the branches opened in the prior years. All years also reflect the rising costs of such items as rent on leased facilities, utility costs, real estate taxes, maintenance costs and other costs of operating the Company's facilities.

     Professional services increased 27.3 percent to $2.6 million in 2000 from $2.0 million in 1999, which was a 7.1 percent increase from $1.9 million for 1998. The increase in 2000 resulted from professionals engaged to assist with first-time filings with the Securities and Exchange Commission and also due to professionals engaged to perform a customer satisfaction survey. The increase in 1999 was principally the result of increased utilization of business development consultants and information systems consultants, partially offset by reduced legal and compensation consultant expense.

     Equipment expense decreased 8.1 percent to $1.7 million in 2000 from $1.9 million in 1999, which was a 22.6 percent increase from $1.5 million in 1998. The decrease in 2000 was primarily a result of lower equipment related expenses than in 1999, which included expenses related to the opening of a new branch. The increase in 1999 as compared in 1998 was the result of higher depreciation and maintenance costs associated with the Bank's in-house computer systems as well as the capital investments made over the last several years designed to enhance and expand Bank-wide technology, operating and processing capabilities.

     Business development expense decreased 6.3 percent to $948,000 in 2000 from $1,012,000 in 1999, which was a 31.1 percent increase over $772,000 in 1998. The decrease in 2000 as compared to 1999 resulted from expenses in 1999 to promote a new branch. The increase in 1999 as compared to 1998 resulted from increased promotion of products and services, expanded business development efforts, and promotion of one new branch opened in each of 1999 and 1998.

     FDIC assessment increased to $165,000 for 2000 compared to $81,000 for 1999 and $76,000 for 1998. The increases primarily resulted from increases in the Bank's deposits subject to FDIC assessment as well as a general increase in the overall assessment rate in 2000.

     Other operating expenses, as reflected in the following table, decreased
4.9 percent in 2000 and 5.2 percent in 1999.

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                           (000'S EXCEPT PERCENTAGES)
OTHER OPERATING EXPENSES
Other insurance..........................................  $  (36)   $   59    $  197
Stationery and printing..................................     502       528       465
Communications expense...................................     714       672       558
Courier expense..........................................     367       319       265
Other loan expense.......................................     160       485       890
Outside services.........................................     747       691       565
Dues, meetings and seminars..............................     351       194       293
Other....................................................     664       701       616
                                                           ------    ------    ------
Total....................................................  $3,469    $3,649    $3,849
                                                           ======    ======    ======
Percentages of total non interest expense................    13.4%     15.5%     18.1%
                                                           ======    ======    ======

     The 2000 increases reflect higher outside service fees, including computer program licensing fees, higher customer service related expenses including communications and courier expenses, and higher dues, meetings and conventions expenses all related to growth in customers and business activity. The 2000 decreases reflect reduction in the estimates of net cost of certain life insurance programs, lower stationary and printing due to higher prior year cost connected with a new branch opening, and lower other loan expenses, principally due to reduced costs associated with other real estate owned ("OREO").

     The 1999 increases reflect higher outside service fees, including computer program licensing fees and higher customer service related costs, including communications and courier expenses. The decreases reflect reduced net cost of certain insurance expense, a reduction in meetings and seminar expense and reduced other loan expense primarily associated with OREO.

     To monitor and control the amount of non interest expenses, as well as non interest income, the Company continually monitors the system of internal budgeting, including analysis and follow up of budget variances.

INCOME TAXES

     Income taxes of $5,825,000, $4,644,000 and $3,567,000 were recorded in
2000, 1999 and 1998, respectively. The Company is currently subject to a statutory incremental Federal tax rate of 35 percent (34 percent for the first $10 million of taxable income), a New York State tax rate of 9 percent, plus a 17 percent surcharge and, in 2000 and the second half of 1999, a New York City tax rate of 9 percent. The Company's overall effective tax rate was 26.5 percent, 24.9 percent and 22.5 percent in 2000, 1999 and 1998, respectively. The increase in the overall effective tax rates for 2000 and 1999 primarily reflects higher state taxes and a decrease in tax exempt interest income as a percentage of total interest income. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

  Securities Portfolio

     Securities are selected to provide safety of principal, liquidity, pledging capabilities (to collateralize certain deposits and borrowings), income and to leverage capital. The Company's investment strategy focuses on maximizing income while providing for safety of principal, maintaining appropriate utilization of capital, providing adequate liquidity to meet loan demand or deposit outflows and to manage overall interest rate risk. The Company selects individual securities whose credit, cash flow, maturity and interest rate characteristics, in the aggregate, effect the stated strategies.

     The securities portfolio consists of securities available for sale totaling $655.0 million, $635.0 million and $565.6 million and FHLB stock totaling $9.5 million, $9.4 million and $5.3 million at December 31, 2000, 1999 and 1998, respectively.

     In accordance with SFAS No. 115, the Bank's investment policies include a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held-to-maturity and carried at amortized cost. Securities held for indefinite periods of time and not intended to be held-to-maturity include the securities management intends to use as part of its asset/liability strategy and liquidity management and the securities that may be sold in response to changes in interest rates, resultant prepayment risks, liquidity demands and other factors. Such securities are classified as available for sale and are carried at fair value. All securities have been classified as available for sale at December 31, 2000, 1999 and 1998.

     During 1998, the Company held U.S. Treasury securities primarily as collateral for municipal deposits. The securities were purchased with the intent to hold them to maturity, as the Company did not foresee any changes in the collateral requirements. When the collateral requirements changed and higher yields were available from alternative investments that met the changed collateral requirements the Company elected to sell the U.S. Treasury securities and reinvested the proceeds in higher yielding securities. The Company reviewed SFAS No. 115 and concluded that the change in circumstance that led to the sale of the held-to-maturity securities did not meet the requirements of SFAS No. 115 that would allow the Company to continue to designate securities as held-to-maturity. Accordingly, in December 1998, the Company transferred all securities classified as held-to-maturity which had an amortized cost of $140.8 million to securities available for sale. At the date of this transfer, these securities had an unrealized gain of $5.5 million. This unrealized gain, net of tax, was recorded in "Stockholders' Equity -- Other Comprehensive Income," in accordance with SFAS No. 115.

     Securities represent 60.0 percent, 62.8 percent and 63.2 percent of average interest earning assets in 2000, 1999 and 1998, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company's investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company's ability to take advantage of leveraging opportunities.

     The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at December 31:

                                  2000 (000'S)

                                                     AMORTIZED                         ESTIMATED
CLASSIFIED AS AVAILABLE FOR SALE                       COST       GROSS UNREALIZED     FAIR VALUE
--------------------------------                     ---------    -----------------    ----------
                                                                  GAINS     LOSSES
                                                                  ------    -------
U.S. Treasury and government agencies..............  $225,591     $  546    $ 2,923     $223,214
Mortgage-backed securities.........................   281,663      1,322      2,216      280,769
Obligations of states and political subdivisions...   144,024      3,735        311      147,448
Other debt securities..............................     2,564         --        182        2,382
                                                     --------     ------    -------     --------
Total debt securities..............................   653,842      5,603      5,632      653,813
Equity securities..................................       851        365         --        1,216
                                                     --------     ------    -------     --------
Total..............................................  $654,693     $5,968    $ 5,632     $655,029
                                                     ========     ======    =======     ========

                                  1999 (000'S)

                                                     AMORTIZED                         ESTIMATED
CLASSIFIED AS AVAILABLE FOR SALE                       COST       GROSS UNREALIZED     FAIR VALUE
--------------------------------                     ---------    -----------------    ----------
                                                                  GAINS     LOSSES
                                                                  ------    -------
U.S. Treasury and government agencies..............  $199,679         --    $11,843     $187,836
Mortgage-backed securities.........................   319,221     $  173      9,526      309,868
Obligations of states and political subdivisions...   133,733      1,133      2,001      132,865
Other debt securities..............................     3,079          3        190        2,892
                                                     --------     ------    -------     --------
Total debt securities..............................   655,712      1,309     23,560      633,461
Equity securities..................................     1,079        433         --        1,512
                                                     --------     ------    -------     --------
Total..............................................  $656,791     $1,742    $23,560     $634,973
                                                     ========     ======    =======     ========

                                  1998 (000'S)

                                                     AMORTIZED                         ESTIMATED
CLASSIFIED AS AVAILABLE FOR SALE                       COST       GROSS UNREALIZED     FAIR VALUE
--------------------------------                     ---------    -----------------    ----------
                                                                  GAINS     LOSSES
                                                                  ------    -------
U.S. Treasury and government agencies..............  $136,505     $  428    $   325     $136,608
Mortgage-backed securities.........................   302,438      2,293        474      304,257
Obligations of states and political subdivisions...   118,537      4,993         69      123,461
Other debt securities..............................       400          3         --          403
                                                     --------     ------    -------     --------
Total debt securities..............................   557,880      7,717        868      564,729
Equity securities..................................       495        392         --          887
                                                     --------     ------    -------     --------
Total..............................................  $558,375     $8,109    $   868     $565,616
                                                     ========     ======    =======     ========

     The following table presents the amortized cost of securities available for sale at December 31, 2000, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            AFTER 1 BUT WITHIN   AFTER 5 BUT WITHIN
                           WITHIN 1 YEAR         5 YEARS              10 YEARS        AFTER 10 YEARS         TOTAL
                          ---------------   ------------------   ------------------   ---------------   ----------------
                          AMOUNT    YIELD    AMOUNT     YIELD     AMOUNT     YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                          -------   -----   ---------   ------   ---------   ------   -------   -----   --------   -----
                                                            (000'S EXCEPT PERCENTAGES)
U.S. Treasury and
  government agencies...  $ 1,002   6.14%   $ 18,463     5.93%   $170,014     6.73%   $36,112   7.21%   $225,591   6.74%
Mortgage-backed
  securities............   40,026   6.99     116,745     6.95     111,092     6.79     13,800   6.76     281,663   7.04
Obligations of states
  and political
  subdivisions..........    9,954   6.67      31,475     6.85      56,952     7.16     45,643   7.12     144,024   7.04
Other debt securities...       --     --          25     6.34         500     7.20      2,039   7.69       2,564   7.58
                          -------           --------             --------             -------           --------
Total...................  $50,982   6.91%   $166,708     6.95%   $338,558     6.83%   $97,594   7.11%   $653,842   6.87%
                          -------           --------             --------             -------           --------
Estimated fair value....  $51,081           $166,889             $337,733             $98,110           $653,813
                          =======           ========             ========             =======           ========

     Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The total balances held of such securities was $223.2 million, $187.8 million and $136.6 million at December 31, 2000, 1999 and 1998, respectively. The December 31, 2000 balance increased $35.4 million resulting from $40.9 million in purchases, gain on sales of $0.1 million and other increases of $10.1 million, offset by $10.0 million of maturities and calls and sales of $5.7 million. The purchases consisted primarily of callable U.S. government agency bonds that offered attractive yields. The calls resulted from generally lower interest rates at the time of the calls. The sales were conducted as part of the Company's ongoing portfolio management. The December 31, 1999 balance increased $51.2 million, resulting from $109.6 million in purchases offset by $46.1 million of maturities and calls and other decreases of $12.3 million. The purchases consisted primarily of callable U.S. government agency bonds that offered attractive yields. The calls resulted from generally lower interest rates.

     The Company invests in mortgage-backed securities, including collateralized mortgage obligations ("CMOs"), that are primarily issued by the Government National Mortgage Association ("GNMA"), FNMA, FHLMC and, to a lesser extent, such securities issued by others. GNMA securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. FNMA and FHLMC guarantee the payment of interest at the applicable certificate rate and the full collection of the mortgages backing the securities; however, such securities are not backed by the full faith and credit of the U.S. Treasury. At December 31, 2000, the Company held $10.0 million of mortgage-backed securities issued by Residential Funding Mortgage Corp. and $2.7 million of mortgage-backed securities issued by Countrywide Mortgage Corp. Both of these private issues have a "AAA" rating issued by Standard and Poors, a nationally recognized credit rating organization.

     Mortgage-backed securities, including CMO's, decreased $29.1 million to $280.8 million and increased $5.6 million to $309.9 million at December 31, 2000 and 1999, respectively, as compared to the $304.3 million at December 31, 1998. The decrease for 2000 was due to purchases of $52.3 million, gain on sales of $0.5 million and other increases of $7.8 million that were offset by principal paydowns and redemptions of $53.2 million and sales of $36.5 million. The increase for 1999 was due to purchases of $95.2 million that were offset by principal paydowns and redemptions of $77.2 million and other decreases of $12.4 million.

     For 2000, purchases of fixed rate mortgage-backed securities totaling $46.0 million, gains on sales of $0.5 million and other increases of $6.7 million were offset by sales of $36.5 million and principal paydowns and redemptions of $43.8 million. For 2000, purchases of adjustable rate mortgage-backed securities totaling $6.3 million and other increases of $1.1 million were offset by principal paydowns and redemptions of $9.4 million. The sales in 2000 were transacted to take advantage of market opportunities to restructure the portfolio as part of the Company's ongoing portfolio management.

     For 1999, purchases of fixed rate mortgage-backed securities, including CMO's totaling $95.2 million, were offset by principal paydowns and redemptions of $50.4 million of similar fixed rate securities. In addition, principal paydowns and redemptions of adjustable rate mortgage-backed securities totaled $26.8 million. In the aggregate, purchases during 1999 replaced principal paydowns and redemptions. The Company purchased only fixed rate securities of this type in 1999 considering the yield available and other asset liability considerations.

     The outstanding balances in obligations of states and political subdivisions at December 31, 2000, 1999 and 1998 were $147.4 million, $132.9 million and $123.5 million, respectively. The December 31, 2000 balance increased $14.5 million resulting from purchases of $27.8 million, gains on sales of $0.1 million and other increases of $4.1 million offset by maturities of $15.6 million and sales of $1.8 million. The sales were conducted as part of the Company's ongoing portfolio management. The December 1999 balance increased $9.4 million resulting from purchases of $28.3 million, offset by maturities of $12.9 million and other decreases of $6.0 million. The obligations at year end 2000 were comprised of approximately 66 percent for New York State political subdivisions and 34 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

     The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the credit. These non-rated securities outstanding at December 31, 2000 totaled approximately $5.5 million comprised primarily of obligations of municipalities located within the Company's market area. The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings.

     The Company continues to exercise a conservative approach to investing by purchasing high credit quality investments with various maturities and cash flows to provide for liquidity needs and prudent asset liability management. The Company's security portfolio provides for a significant source of income, liquidity and is utilized in managing Company-wide interest rate risk. These securities are used to collateralize borrowings and deposits to the extent required or permitted by law. Therefore, the securities portfolio is an integral part of the Company's funding strategy.

     Except for securities of the U.S. Treasury and government agencies, FHLB stock having a book value and estimated market value of $9.5 million and mortgage-backed securities issued by Residential Funding Mortgage Corp. having a book value of $10.0 million and an estimated market value of $9.5 million, there were no obligations of any single issuer which exceeded ten percent of stockholders' equity at December 31, 2000.

LOAN PORTFOLIO

     Real Estate Loans: Real estate loans are comprised primarily of loans collateralized by interim and permanent commercial mortgages, construction mortgages and residential mortgages including home equity loans. The Bank originates these loans primarily for its portfolio, although a significant portion of its residential real estate loans, in addition to meeting the Bank's underwriting criteria, comply with nationally recognized underwriting criteria ("conforming loans") and can be sold in the secondary market.

     Commercial real estate loans are offered by the Bank generally on a fixed or variable rate basis with 5 year terms and, exceptionally, up to 10 year terms. Amortizations generally range up to 25 years.

     In underwriting commercial real estate loans, the Bank evaluates both the prospective borrower's ability to make timely payments on the loan and the value of the property securing the loan. The Bank generally utilizes licensed or certified appraisers, previously approved by the Bank, to determine the estimated value of the property. Commercial mortgages are generally underwritten for up to 75% of the value of the property depending on the type of the property. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan, or a decline in general economic conditions.

     Where the owner occupies the property, the Bank also evaluates the business's ability to repay the loan on a timely basis. In addition, the Bank may require personal guarantees, lease assignments or the guarantee of the operating company when the property is owner occupied. These types of loans are often for larger amounts than other types of loans made by the Bank and may involve greater risks than other types of lending. Because payments on such loans are often dependent upon the successful operation of the business involved, repayment of such loans may be negatively impacted by adverse changes in economic conditions.

     Construction loans are short-term loans (generally up to 24 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. The majority of these loans are made with variable rates of interest, although some fixed rate financing is provided on residential property. The loan amount is generally limited to 75% of value. Most non-residential construction loans require pre-approved permanent financing or pre-leasing with the Bank providing the permanent financing. The Bank does not generally fund construction loans for single family homes or commercial real estate built by investors until the builder has a firm sales contract for the building to be constructed, although in certain projects, model homes may be financed within the overall site improvement financing. Repayment of such loans may be negatively impacted by the builders' inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions.

     Residential real estate loans are offered by the Bank with terms of up to 30 years and loan to value ratios of up to 95%. However, for loan to value ratios in excess of 80%, the Bank generally requires private mortgage insurance. The Bank offers fixed and adjustable rate loans. Adjustable rate loans generally have a fixed rate for the first 3, 5 or 7 years and then convert to an annual adjustable rate, generally based upon the applicable constant maturity U.S. Treasury securities index plus 2.5% to 3.0%. These adjustable rate loans generally provide for a maximum annual change in the rate of 2% with an interest rate ceiling over the life of the loan. Fixed rate loans are generally underwritten to Federal Home Loan Mortgage Corp. guidelines that allow for the sale of such loans in the secondary market. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

     The Bank offers three types of home equity loans. The first is a no cost home equity line of credit subject to a limit of $500,000 with a maximum combined loan to value ratio of 80%. The interest rate for the first year of the loan is the Bank's prime rate. For the remaining term of the loan, the interest rate is prime plus 1%. The loan has a term of 25 years, with the first 10 years structured as a line of credit with payments of interest only, with the loan converting to a fully amortizing term loan for the remaining 15 years. The Bank pays the costs associated with originating this loan. The loan contains a prepayment penalty during the first two years. Second, the Bank offers a home equity line of credit subject to a limit of $200,000 with a maximum combined loan to value ratio of 80%. The interest rate for the first year is the Bank's prime rate, with the rate changing to prime plus 1% for the remaining term of the loan. The loan has a term of 25 years with the first 10 years structured as a line of credit with payments of interest only, with the loan converting to a fully amortizing term loan for the remaining 15 years. The borrower pays all costs associated with originating this loan. There are no prepayment penalties. Third, the Bank offers a home secured loan subject to a limit of $100,000 with a maximum combined loan to value ratio of 80%. The loan has a 15 year term with a fixed rate of interest. The Bank pays the costs associated with originating this loan and requires a prepayment penalty during the first three years of the loan.

     Commercial and Industrial Loans: The Bank's commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to small and medium sized businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured but are also offered on an unsecured basis. These loans generally have variable rates of interest. Commercial loans, for the purpose of purchasing equipment and/or inventory, are usually written for the terms of 1 to 5 years with, exceptionally, a 7 year term. In granting this type of loan, the Bank primarily looks to the borrower's cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. The Bank generally requires a debt service coverage ratio of at least 125%. The Bank is an approved Small Business

Administration (SBA) lender and offers a variety of SBA products. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Bank. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management's inability to effectively manage the business, claims of others against the borrower's assets which may take priority over the Bank's claims against assets, death or disability of the borrower or loss of market for the borrower's products or services.

     Loans to Individuals and Leasing: The Bank offers installment loans and reserve lines of credit to individuals. Installment loans are limited to $50,000 and lines of credit are limited to $5,000. These loans have 5 year terms with fixed or variable rates of interest. The rate of interest is dependent on the term of the loan and the type of collateral. The Bank does not place an emphasis on originating these types of loans.

     In March 2000, the Company ended its participation, which began in 1998, in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $21.0 million of such leases at December 31, 2000 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

     During the fourth quarter of 2000, the Company began originating lease financing transactions. These transactions are primarily conducted with businesses, professionals and not-for-profit organizations and provide financing principally for office equipment, telephone systems, computer systems and other special use equipment. The terms vary depending on the equipment being leased, but are generally 3 to 5 years. The interest rate is dependent on the term of the lease, the type of collateral, and the overall credit of the customer.

     During 2000, average net loans increased $91.2 million to $446.8 million, and increased $76.2 million in 1999 to $355.6 million, as compared to $279.4 million in 1998. At December 31, 2000, gross loans increased $93.9 million to $512.3 million, or 22.4 percent compared to the $418.4 million at December 31, 1999. Gross loans at December 31, 1999 increased $106.2 million, or 34.0 percent compared to December 31, 1998 gross loans of $312.2 million. This growth in gross loans resulted primarily from:

     - Increases during 2000 and 1999 of $27.9 million and $42.4 million, respectively, in commercial real estate mortgages, due primarily to increased activity and greater market penetration

     - Increases in construction loans of $6.4 million and $14.2 million, respectively, resulting from a greater emphasis on this product including an expanded offering and focused marketing

     - Increases in residential real estate mortgages of $27.5 million and $13.9 million, respectively, primarily as a result of increased activity, particularly during 2000

     - Increases in commercial and industrial loans of $33.3 million and $11.4 million, respectively, primarily due to a continuing strong economic environment, increased activity and a greater emphasis on this product with resulting increased market penetration, particularly during 2000

     - A decrease of $2.6 million and an increase of $20.8 million, respectively, in lease financings resulting from the participation in an automobile leasing program beginning in late 1998 and discontinued in March 2000, and

     - Increases in loans to individuals of $1.4 million and $3.5 million, respectively.

     Major classifications of loans, including loans held for sale, at December 31 are as follows:

                                                              (000'S)
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
Real Estate:
  Commercial........................  $181,735    $153,823    $111,397    $107,277    $ 85,091
  Construction......................    32,869      26,526      12,311       5,197       6,313
  Residential.......................   155,449     127,959     114,020      94,690      83,991
Commercial and industrial...........   110,555      77,276      65,923      55,962      56,736
Individuals.........................    10,677       9,280       5,801       5,620       6,814
Lease financing.....................    20,970      23,543       2,755          --          --
                                      --------    --------    --------    --------    --------
Total...............................   512,255     418,407     312,207     268,746     238,945
Deferred loan fees..................    (1,338)     (1,446)       (973)       (959)       (745)
Allowance for loan losses...........    (4,816)     (4,047)     (3,103)     (3,533)     (2,559)
                                      --------    --------    --------    --------    --------
Loans, net..........................  $506,101    $412,914    $308,131    $264,254    $235,641
                                      ========    ========    ========    ========    ========

     The Company's primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which have increased significantly during both 2000 and 1999, and which enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the prime rate as published in the Wall Street Journal. At December 31, 2000, the Company had total gross loans with fixed rates of interest of $318.9 million, or 62.2 percent, and total gross loans with variable or floating rates of interest of $193.4 million, or 37.8 percent, as compared to $257.7 million or 61.6 percent of fixed rate loans and $160.7 million or 38.4 percent of variable or floating rate loans at December 31, 1999.

     At December 31, 2000 and 1999, the Company had approximately $114.6 million and $103.2 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

     The following table presents the maturities of loans outstanding at December 31, 2000 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

                                                          (000'S EXCEPT PERCENTAGES)
                                           --------------------------------------------------------
                                                        AFTER 1
                                           WITHIN 1    BUT WITHIN    AFTER 5
                                             YEAR       5 YEARS       YEARS      TOTAL      PERCENT
                                           --------    ----------    -------    --------    -------
Loans:
Real estate -- construction..............  $18,739      $10,068      $ 4,062    $ 32,869      22.9%
Commercial and industrial................   53,830       30,079       26,646     110,555      77.1%
                                           -------      -------      -------    --------     -----
Total....................................  $72,569      $40,147      $30,708    $143,424     100.0%
                                           -------      -------      -------    --------     -----
Rate Sensitivity:
Fixed or predetermined interest rates....  $ 2,257      $13,336      $21,964    $ 37,557      26.2%
Floating or adjustable interest rates....   70,312       26,811        8,744     105,867      73.8%
                                           -------      -------      -------    --------     -----
Total....................................  $72,569      $40,147      $30,708    $143,424     100.0%
                                           -------      -------      -------    --------     -----
Percent..................................     50.6%        28.0%        21.4%      100.0%

     It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection.

     The following table summarizes the Company's non-accrual loans, loans past due 90 days or more and still accruing, restructured loans, OREO and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

                                                  (000'S EXCEPT PERCENTAGES)
                                        ----------------------------------------------
                                         2000      1999      1998      1997      1996
                                        ------    ------    ------    ------    ------
Non-accrual loans at year end.........  $4,584    $3,855    $  633    $1,580    $1,795
OREO at year end......................   2,117     2,193     2,102     2,641     2,694
Restructured loans at year end........      --       323       428       568     2,934
                                        ------    ------    ------    ------    ------
Total nonperforming assets............   6,701     6,371     3,163     4,789     7,423
Loans past due 90 days or more and
  still accruing......................     469       264     1,442     1,638       883
Additional interest income that would
  have been recorded if these
  borrowers had complied with
  contractual loan terms..............     763       698       362       809     1,347
Nonperforming assets to total assets
  at year end.........................    0.52%     0.56%     0.34%     0.59%     1.00%

     Substantially all non-accruing loans are collateralized by real estate. At December 31, 2000, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased in 2000 to $4.6 million and in 1999 to $3.9 million, from $0.6 million in 1998. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers' ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

     At December 31, 2000, loans that aggregated approximately $1.7 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future.

     Restructured loans in the amounts of $0, $323,000 and $428,000, at December 31, 2000, 1999 and 1998, respectively, that were considered to be impaired due to a reduction in the contractual interest rate, are on accrual status since the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans not yet collected as of December 31, 2000 was immaterial.

     In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $2.1 million, $3.0 million and $364,000 at December 31, 2000, 1999 and 1998, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. The total allowance for loan losses specifically allocated to impaired loans was $125,000, $57,000 and $78,000 at December 31, 2000, 1999 and 1998, respectively. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999 and 1998 was approximately $2.2 million, $1.7 million and $0.3 million, respectively. No income was recorded on impaired loans during the portion of the year that they were impaired.

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

  Allowance for Loan Losses

     The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank's methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance. The specific allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on historical loss experience. New loan types, for which there has been no historical loss experience, as explained further below, is one of the considerations in determining the appropriateness of the unallocated allowance.

     The appropriateness of the unallocated allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Bank and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management's evaluation of the loss related to these conditions is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

     A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision/credit for loan losses for the dates indicated is as follows:

                                                                     (000'S)
                               ------------------------------------------------------------------------------------
                               DECEMBER 31,     CHANGE      DECEMBER 31,     CHANGE      DECEMBER 31,     CHANGE
                                   2000       DURING 2000       1999       DURING 1999       1998       DURING 1998
                               ------------   -----------   ------------   -----------   ------------   -----------
COMPONENTS:
Specific.....................     $  125        $   68         $   57         $(21)         $   78         $ (65)
Formula......................        391          (476)           867          124             743            50
Unallocated..................      4,300         1,177          3,123          841           2,282          (415)
                                  ------        ------         ------         ----          ------         -----
Total allowance..............     $4,816                       $4,047                       $3,103
                                  ======                       ======                       ======
Net change...................                      769                         944                          (430)
Net
  recoveries/(charge-offs)...                     (375)                        344                          (130)
                                                ------                        ----                         -----
Provision (credit) amount....                   $1,144                        $600                         $(300)
                                                ======                        ====                         =====

                                   DECEMBER 31,     CHANGE      DECEMBER 31,      CHANGE       DECEMBER 31,
                                       1997       DURING 1997       1996        DURING 1996        1995
                                   ------------   -----------   ------------    -----------    ------------
COMPONENTS:
Specific.........................     $  143        $  (35)        $  178         $   (75)        $  253
Formula..........................        693          (310)         1,003            (126)         1,129
Unallocated......................      2,697         1,319          1,378          (1,422)         2,800
                                      ------        ------         ------         -------         ------
Total allowance..................     $3,533                       $2,559                         $4,182
                                      ======                       ======                         ======
Net change.......................                      974                         (1,623)
Net recoveries/(charge-offs).....                      374                           (365)
                                                    ------                        -------
Provision (credit) amount........                   $  600                        $(1,258)
                                                    ======                        =======

     The changes in the specific component of the allowance for loan losses are the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value.

     The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type.

     The changes in the unallocated component of the allowance for loan losses are the result of management's consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, management does not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. Management periodically adjusted the unallocated component to an amount that, when considered with the specific and formula components, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the unallocated component of the allowance for loan losses each year:

     - Concentration -- Concentration in commercial and industrial loans increased to 21.6 percent of the portfolio from 18.5 percent at the prior year end, an increase of $33.3 million. These types of loans generally have a higher degree of risk than other types of loans which the Bank makes since the repayment of the loans is largely dependent on the borrowers' ability to successfully operate their businesses. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of increases in concentration is a part of the determination of the unallocated component of the allowance.

     - Credit quality -- Non-accrual loans and loans past due 90 days or more increased by $0.9 million. Certain of the loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

     - Change in underwriting criteria -- The Bank increased its loan to value ratio guidelines on all loans secured by real estate (except for loans secured by 1-4 family residential real estate) to remain competitive for such loans.

     - New loan products -- The Bank began financing business equipment leases during the period. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

     - Economic and business conditions -- Increasing interest rates negatively affected the general ability of borrowers to repay their loans.

     As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $1.2 million reflects our best estimate of probable losses which have been incurred as of December 31, 2000.

1999

     - Concentration -- The Bank's concentration in construction loans increased to 6.3 percent of the portfolio from 3.9 percent of the portfolio at the end of the prior year, an increase of $14.2 million. The Bank has had no charge-offs of such loans during the past three years, and therefore, there is no formula component of the allowance for loan losses for construction loans.

     - Credit quality -- Non-accrual loans and loans past due 90 days or more increased by $2.0 million. Other loans aggregating approximately $2.5 million, which are not in a non-accrual status, were identified at December 31, 1999 as potential problem loans. An analysis of impaired loans is performed to determine the specific component of the allowance. However, due to the uncertainty of that determination such loans are also considered in the process of determining the unallocated component of the allowance.

     - New loan products -- Automobile lease financing, with which the Bank has no historical loss experience, increased by $20.1 million. Any probable losses with respect to automobile lease financing are not reflected in the formula component of the allowance for loan losses since there is no loss history.

       The Bank introduced an SBA loan product, and hired an employee designated to originate such loans. While the Bank has made several SBA loans in the past, this new emphasis is designed to aggressively increase these types of loans. While these loans contain a guarantee from the SBA for a major portion of the loan, there is increased exposure due to the credit profile of the businesses that generally obtain such loans. In addition, the Bank's general lack of familiarity with such loans, including the extensive documentation and compliance process that, if deficient, could void the SBA guarantee, adds to increased risk.

     - Geographic expansion -- The Bank made construction loans on Long Island, New York, a geographic area with which the Bank has little experience. In addition, the Bank established a physical presence in Bronx County, New York, through the opening of a full service branch and, as a result, expanded its general lending activities in a new market.

     - Increase in Loans to One Borrower limits -- The Bank increased its lending limits to select customers to as high as the Bank's legal lending limit. This increased the Bank's exposure to certain customers and increased concentrations to certain customers.

     - Economic and business conditions -- Increasing collateral values resulting from a favorable real estate market were partially offset by the effect of increasing interest rates on the general ability of borrowers to repay their loans.

     As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $841,000 reflects our best estimate of probable losses which have been incurred as of December 31, 1999.

1998

     - Credit quality -- Non-accrual loans and loans past due 90 days or more decreased by $1.1 million. Certain of the loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination such loans are also considered in the process of determining the unallocated component of the allowance.

     - New loan products -- The Bank introduced limited new loan products during 1998.

     - Economic and business conditions -- Declining interest rates increased the general ability of borrowers to repay their loans.

     As a result of our detailed review process and consideration of the identified relevant factors, management determined that a decrease in the unallocated component of the allowance of $415,000 reflects our best estimate of probable losses which have been incurred as of December 31, 1998.

1997

     - Concentrations -- Concentration in commercial real estate loans increased to 39.9 percent of the portfolio from 35.6 percent at the end of the prior year, an increase of $22.2 million. This increased the Bank's exposure to volatility in real estate values within a limited geographic area. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of increases in concentration is a part of the determination of the unallocated component of the allowance.

     - Credit quality -- Non-accrual loans and loans past due 90 days or more increased by $540,000. Certain of the loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

     - New loan products -- The Bank expanded its lending efforts to not-for-profit organizations increasing the aggregate outstanding amounts of these loan types to approximately $37.7 million at December 31, 1997 from approximately $30.7 million at the end of 1996. These efforts increased the Bank's exposure to credit risk due to the larger loan amounts to borrowers for these loan types, an expanded geographic area within which the Bank would make these loans and the lack of personal guarantees on most loans to not-for-profit organizations. The lack of personal guarantees for these borrowers represented a departure from the Bank's standard underwriting criteria for other loan products.

     - Change in underwriting criteria -- The Bank increased its secured lending limits from $2.0 million per transaction to $3.0 million in an effort to more aggressively grow the loan portfolio. Further, the Bank raised its loan to value ratios for loans secured by real estate from 60% to as much as 70% on a loan specific basis.

     - Expansion of transaction lending -- The Bank historically has made loans to customers with whom a deposit relationship existed. In conjunction with the new loan products introduced, the Bank also expanded its marketing to non-customers on a transaction basis. This increased the Bank's exposure due to the lack of familiarity with certain borrowers with whom no previous relationship existed.

     - Economic and business conditions -- General economic conditions did not significantly impact the determination of the unallocated component of the allowance for loan losses because there was no significant change in interest rates or other economic factors that, in management's judgement, impacted the collectibility of the portfolio.

     As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $1.3 million reflects our best estimate of probable losses which have been incurred as of December 31, 1997.

1996

     - Concentrations -- Concentration in commercial real estate loans increased to 35.6 percent of the portfolio from 30.2 percent at the end of the prior year, an increase of $19.4 million. This increased the Bank's exposure to volatility of real estate values within a limited geographic area. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of increases in concentration is a part of the determination of the unallocated component of the allowance.

     - Credit quality -- Non-accrual loans and loans past due 90 days or more decreased by $2.7 million. This reduction was due in large part to one loan secured by residential real estate being transferred to OREO. The collateral value of this property was uncertain prior to the resolve of the foreclosure. The unallocated component of the allowance was reduced when the loan was transferred to OREO in 1996. Certain of the loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination such loans are also considered in the process of determining the unallocated component of the allowance.

     - New loan products -- The Bank introduced limited new loan products during 1996.

     - Economic and business conditions -- Interest rates declined slightly and a relatively stable interest rate environment was sustained. This increased the general ability of borrowers to repay their loans.

     As a result of our detailed review process and consideration of the identified relevant factors, management determined that a decrease in the unallocated component of the allowance of $1.4 million reflects our best estimate of probable losses which have been incurred as of December 31, 1996.

     A summary of the allowance for loan losses for the years ended December 31, is as follows:

                                                     (000'S EXCEPT PERCENTAGES)
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
Net loans outstanding at end of
  year..............................  $506,101    $412,914    $308,131    $264,254    $235,641
                                      --------    --------    --------    --------    --------
Average net loans outstanding during
  the year..........................   446,843     355,628     279,378     249,259     220,604
                                      --------    --------    --------    --------    --------
Allowance for loan losses:
Balance, beginning of year..........  $  4,047    $  3,103    $  3,533    $  2,559    $  4,182
Provision (credit) charged to
  expense...........................     1,144         600        (300)        600      (1,258)
                                      --------    --------    --------    --------    --------
                                         5,191       3,703       3,233       3,159       2,924
Charge-offs and recoveries during
  the year:
Charge offs:
  Real estate:
     Commercial.....................        --          --          --          --          --
     Construction...................        --          --          --          --          --
     Residential....................       (29)        (11)        (70)         (1)       (347)
  Commercial and industrial.........      (378)        (85)       (250)       (275)       (209)
  Lease financing and individuals...       (21)        (14)        (18)        (35)       (109)
Recoveries:
  Real estate:
     Commercial.....................        --         381          36          --          45
     Construction...................        --          --          --          --          --
     Residential....................        --          --          35         499          --
  Commercial and industrial.........        49          73         135         161         236
  Lease financing and individuals...         4          --           2          25          19
                                      --------    --------    --------    --------    --------
Net (charge-offs) recoveries during
  the year..........................      (375)        344        (130)        374        (365)
                                      --------    --------    --------    --------    --------
Balance, end of year................  $  4,816    $  4,047    $  3,103    $  3,533    $  2,559
                                      ========    ========    ========    ========    ========
Ratio of net charge-offs to average
  net loans outstanding during the
  year..............................      0.08%         --        0.05%         --        0.17%
Ratio of allowance for loan losses
  to gross loans outstanding at end
  of the year.......................      0.94%       0.97%       1.00%       1.32%       1.07%

     The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

                                                        (000'S EXCEPT PERCENTAGES)
                             --------------------------------------------------------------------------------
                                              2000                                      1999
                             --------------------------------------    --------------------------------------
                                                        PERCENT OF                                PERCENT OF
                                                         LOANS IN                                  LOANS IN
                                                           EACH                                      EACH
                             AMOUNT OF       LOAN       CATEGORY BY    AMOUNT OF       LOAN       CATEGORY BY
                             LOAN LOSS    AMOUNTS BY       TOTAL       LOAN LOSS    AMOUNTS BY       TOTAL
                             ALLOWANCE     CATEGORY        LOANS       ALLOWANCE     CATEGORY        LOANS
                             ---------    ----------    -----------    ---------    ----------    -----------
Real Estate:
  Commercial...............       --       $181,735        35.48%           --       $153,823        36.77%
  Construction.............   $  125         32,869         6.42            --         26,526         6.34
  Residential..............       27        155,449        30.35        $  167        127,959        30.58
Commercial and
  industrial...............      322        110,555        21.58           520         77,276        18.47
Lease financing and
  individuals..............       42         31,647         6.17           237         32,823         7.84
Unallocated................    4,300             --                      3,123             --           --
                              ------       --------       ------        ------       --------       ------
Total......................   $4,816       $512,255       100.00%       $4,047       $418,407       100.00%
                              ======       ========       ======        ======       ========       ======

                                                           (000'S EXCEPT PERCENTAGES)
                       ---------------------------------------------------------------------------------------------------
                                    1998                              1997                              1996
                       -------------------------------   -------------------------------   -------------------------------
                                              PERCENT                           PERCENT                           PERCENT
                                              OF LOANS                          OF LOANS                          OF LOANS
                                     LOAN     IN EACH                  LOAN     IN EACH                  LOAN     IN EACH
                       AMOUNT OF   AMOUNTS    CATEGORY   AMOUNT OF   AMOUNTS    CATEGORY   AMOUNT OF   AMOUNTS    CATEGORY
                       LOAN LOSS      BY      BY TOTAL   LOAN LOSS      BY      BY TOTAL   LOAN LOSS      BY      BY TOTAL
                       ALLOWANCE   CATEGORY    LOANS     ALLOWANCE   CATEGORY    LOANS     ALLOWANCE   CATEGORY    LOANS
                       ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
Real Estate:
  Commercial.........   $  180     $111,397     35.68%    $  173     $107,277     39.92%    $  537     $ 85,091     35.61%
  Construction.......       --       12,311      3.94         --        5,197      1.94         50        6,313      2.64
  Residential........      148      114,020     36.52        140       94,690     35.23        121       83,991     35.15
Commercial and
  industrial.........      437       65,923     21.12        445       55,962     20.82        365       56,736     23.75
Lease financing and
  individuals........       56        8,556      2.74         78        5,620      2.09        108        6,814      2.85
Unallocated..........    2,282           --        --      2,697           --        --      1,378           --        --
                        ------     --------    ------     ------     --------    ------     ------     --------    ------
Total................   $3,103     $312,207    100.00%    $3,533     $268,746    100.00%    $2,559     $238,945    100.00%
                        ======     ========    ======     ======     ========    ======     ======     ========    ======

     Actual losses can vary significantly from the estimated amounts. The Bank's methodology permits adjustments to the allowance in the event that, in management's judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

     Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2000. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 1999, the FDIC, and during 1998, the New York State Banking Department, completed examinations of the Bank. In 1999, the Federal Reserve completed an off-site examination of the Company. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

  Provision for Loan Losses

     The Bank recorded a provision for loan losses of $1,144,000 during 2000, compared to $600,000 during 1999 and a credit of $300,000 during 1998. The provision (credit) for loan losses is charged to income to bring the Bank's allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under "Allowance for Loan Losses."

DEPOSITS

     The Company's fundamental source of funds supporting interest earning assets is deposits, consisting of non interest bearing demand deposits, checking with interest, money market, savings and various forms of time deposits. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long term customer relationships, which enhance the ability to cross sell services. Depositors include various sized businesses, professionals, not-for-profits, municipalities and individuals. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain and expand its deposit base despite intense competition from other banking institutions and non-bank financial service providers.

     The following table presents a summary of deposits at December 31:

                                                                 (000'S)
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Demand deposits....................................  $274,738    $226,345    $209,824
Money market accounts..............................   145,294     140,462     109,780
Savings accounts...................................    51,623      52,548      53,034
Time deposits of $100,000 or more..................   288,094     226,997     146,335
Time deposits of less than $100,000................    60,541      50,146      49,717
Checking with interest.............................    59,285      58,348      58,607
                                                     --------    --------    --------
Total..............................................  $879,575    $754,846    $627,297
                                                     ========    ========    ========

     At December 31, 2000 and 1999, certificates of deposits and other time deposits of $100,000 or more totaled $288.1 million and $227.0 million, respectively. At December 31, 2000, such deposits classified by time remaining to maturity were as follows:

                                                                (000'S)
                                                                --------
3 months or less............................................    $215,999
Over 3 through 6 months.....................................      59,925
Over 6 through 12 months....................................      12,070
Over 12 months..............................................         100
                                                                --------
Total.......................................................    $288,094
                                                                ========

     Total deposits at December 31, 2000 increased 16.5 percent to $879.6 million, from $754.8 million at December 31, 1999, an increase of 20.3 percent from $627.3 million at the end of 1998. Average deposits outstanding increased
16.5 percent in 2000 and 10.7 percent in 1999. Excluding municipal CD's, which are acquired on a bid basis, total deposits increased 16.4 percent and 12.0 percent, and average deposits increased 14.1 percent and 10.0 percent in 2000 and 1999, respectively.

     Average non interest bearing deposits increased 11.6 percent or $26.5 million for 2000 compared to 1999, and 13.7 percent or $27.7 million in 1999 compared to 1998, due to the Company's continuing emphasis on developing this funding source. Average interest bearing deposits in 2000 increased $94.9 million and, in 1999, increased $43.2 million, reflecting increases in all deposit categories except savings.

     Average balances in money market deposits increased $19.0 million in 2000 and $19.2 million in 1999, due principally to increased account activity by customers and, particularly in 1999, due to increased deposits from municipal customers.

     Checking with interest average deposits increased $3.7 million in 2000 and $3.8 million in 1999 due to increased activity by customers and the addition of new customer relationships through business development efforts.

     The increase of $73.6 million in 2000 and $20.7 million in 1999 of average time deposits principally reflects increases in municipal CD's and other jumbo CD's. These increases resulted from the Company's continuing business development effort of municipal customers as well as other customers placing deposits into higher rate CD's.

     Average savings deposits decreased $1.4 million in 2000 and $0.5 million in 1999, as the rate on savings accounts was maintained at a lower competitive rate and customers switched to other higher rate accounts.

     In general, deposit rates in 2000 increased from 1999 due to a higher interest rate environment.

     Time deposits of over $100,000, including municipal deposits, increased $61.1 million and $80.7 million in 2000 and 1999, respectively. The increases result from increases in municipal CD's which are used to expand or maintain lower cost municipal deposits, fund securities purchases and for capital leveraging. These CD's are acquired on a bid basis. Time deposits over $100,000 from other customers increased in 2000 by $49.5 million over 1999 and $18.5 million in 1999 compared to 1998 principally due to the more attractive rates as compared to other deposit products. Time deposits of over $100,000 are generally for maturities of 7 to 180 days and are acquired to fund loans and securities, and to leverage capital under the Company's asset liability policy by matching such funds with investments and loan production in excess of other deposit growth.

     The Company also utilizes wholesale borrowings and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these fundings, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. The Company does not generally acquire brokered deposits.

     The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

                                              (000'S EXCEPT PERCENTAGES)
                               --------------------------------------------------------
                                               YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------
                                     2000                1999                1998
                                   AVERAGE             AVERAGE             AVERAGE
                               ----------------    ----------------    ----------------
                                AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                               --------    ----    --------    ----    --------    ----
Demand deposits -- Non
  interest bearing...........  $255,386      --    $228,905      --    $201,249      --
Money market accounts........   148,663    2.91%    129,690    2.54%    110,471    2.70%
Savings accounts.............    51,472    1.51      52,847    1.55      53,376    2.01
Time deposits................   339,305    5.84     265,665    4.71     244,933    5.18
Checking with interest.......    62,049    1.35      58,379    1.39      54,606    1.77
                               --------            --------            --------
Total........................  $856,875    3.00%   $735,486    2.37%   $664,635    2.67%
                               ========            ========            ========

BORROWINGS

     Borrowings with original maturities of one year or less totaled $197.9 million and $219.5 million at December 31, 2000 and 1999, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase and borrowings from the FHLB. Other borrowings totaled $88.0 million and $94.2 million at December 31, 2000 and 1999, respectively, consisting of borrowings from the FHLB with stated maturities of ten years and 1 to 3 year call options.

     Interest expense on all borrowings totaled $15.0 million, $12.2 million and $9.9 million in 2000, 1999 and 1998, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

                                                          (000'S EXCEPT PERCENTAGES)
                                                       --------------------------------
                                                         2000        1999        1998
                                                       --------    --------    --------
Average balance:                         Short-term    $165,993    $147,502    $129,405
                                   Other borrowings      89,011      93,254      55,307
Weighted average interest rate
  (for the year):                        Short-term         6.1%        4.9%        5.4%
                                   Other borrowings         5.5%        5.4%        5.4%
Weighted average interest rate
  (at year end):                         Short-term         6.1%        4.7%        4.8%
                                   Other borrowings         5.6%        5.4%        5.3%
Maximum month-end outstanding
  amount:                                Short-term    $197,889    $219,484    $148,147
                                   Other borrowings      94,229      94,234      75,536

     In addition, at December 31, 2000, the Bank had available unused lines of credit of $75 million from FHLB, $5 million from BankBoston and $60 million from Merrill Lynch, all of which are subject to various terms and conditions.

CAPITAL RESOURCES

     Stockholders' equity increased to $93.3 million or 36.7 percent at December 31, 2000 from $68.3 million at December 31, 1999, which was a decrease of 9.8 percent from $75.7 million at December 31, 1998. In each year, stockholders' equity was increased by record net income and the exercise of stock options, offset by cash dividends of $5.2 million and $4.3 million in 2000 and 1999, respectively, and repurchases of outstanding shares of stock. Stockholders' equity also increased by $13.1 million at December 31, 2000 and decreased by $17.2 million at December 31, 1999 as a result of the effect of the net unrealized gain in 2000 and net unrealized loss in 1999 on securities available for sale, net of tax.

     The Company paid its first cash dividend in 1996, and the Board of Directors authorized a quarterly cash dividend policy in the first quarter of 1998. The Bank's payment of dividends to the Company, the Company's primary source of funds, is subject to limitation by federal and state regulators based on such factors as the maintenance of adequate capital, which could reduce the amount of dividends otherwise payable. See "Business -- Supervision and Regulation."

     The various components and changes in stockholders' equity are reflected in the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998 included elsewhere herein.

     Management believes that future retained earnings will provide the necessary capital for current operations and the planned growth in total assets.

     All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier 1 and Total capital. Tier 1 capital consists of common stockholders' equity and qualifying preferred stock, less intangibles; and Total capital consists of Tier 1 capital plus the allowance for loan losses up to certain limits, preferred stock and certain subordinated and term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier 1 risk-based capital ratio of 4.0 percent.

     The risk-based capital ratios at December 31, follow:

                                                              2000    1999    1998
                                                              ----    ----    ----
Tier 1 capital:
  Company...................................................  14.8%   15.7%   19.4%
  Bank......................................................  14.9    15.5    19.3
Total capital:
  Company...................................................  15.6    16.5    20.2
  Bank......................................................  15.7    16.3    20.1

     Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

     The leverage ratios were as follows at December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
Company.....................................................  7.3%    7.2%    7.4%
Bank........................................................  7.4     7.1     7.4

     To be considered "well-capitalized" under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the "well capitalized" category at December 31, 2000. Management plans to conduct the affairs of the Bank so as to maintain a strong capital position in the future.

LIQUIDITY

     The Asset/Liability Strategic Committee ("ALSC") of the Board of Directors of the Bank establishes specific policies and operating procedures governing the Company's liquidity levels and develops plans to address future liquidity needs, including contingent sources of liquidity. The primary functions of asset liability management are to provide safety of depositor and investor funds, assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirement of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to manage fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

     The Bank's liquid assets, at December 31, 2000, include cash and due from banks of $30.4 million and Federal funds sold of $7.3 million. Federal funds sold represents the Bank's excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

     Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities available for sale having contractual maturities or expected call dates or average lives of one year or less amounted to $102.7 million at December 31, 2000. This represented 15.7 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $69.5 million, or 48.5 percent of loans at December 31, 2000, mature in one year or less. The Bank may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold, in the secondary market.

     The Bank is a member of the FHLB. The Bank has a borrowing capacity of up to $120 million at December 31, 2000, at various terms secured by FHLB stock owned and to be purchased and certain other assets of the Bank. The Bank had advances from the FHLB totaling $45 million at December 31, 2000. The Bank borrowed $136.6 million under securities sold under agreements to repurchase at December 31, 2000, and had securities totaling $27 million at December 31, 2000 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, the Bank has an agreement with a primary investment firm to borrow up to $60 million under Retail CD Brokerage Agreements and has agreements with two correspondent banks for Federal funds purchased totaling $15 million. The Bank had $10 million outstanding under these agreements at December 31, 2000. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank's discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

     The Bank pledges certain of its assets as collateral for deposits of municipalities and other deposits allowed or required by law, FHLB borrowings and repurchase agreements. By utilizing collateralized funding sources, the Bank is able to access a variety of cost effective sources of funds. The assets pledged consist of U.S. Treasury and government agency securities, mortgage-backed securities and other securities. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Management does not anticipate any negative impact to its liquidity from its pledging activities.

     Non interest bearing demand deposits and interest bearing deposits from businesses, professionals, not-for-profit organizations and individuals are a relatively stable, low-cost source of funds. The deposits of the Bank generally have shown a steady growth trend as well as a generally consistent deposit mix. However, there can be no assurance that deposit growth will continue or that the deposit mix will not shift to higher rate products.

     Another source of funding for the Company is capital market funds, which includes common stock, preferred stock, convertible debentures, retained earnings and long-term debt qualifying as regulatory capital.

     Each of the Company's sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by general market interest rates and other unforeseen market conditions. The Company's ability to borrow at attractive rates is affected by its financial condition and other market conditions.

     Management considers the Company's sources of liquidity to be adequate to meet any expected funding needs and also to be responsive to changing interest rate markets.

QUARTERLY RESULTS OF OPERATIONS

     Set forth below are certain quarterly results of operations for 2000 and 1999.

                                                  (000'S EXCEPT PER SHARE DATA)
                       ------------------------------------------------------------------------------------
                                    2000 QUARTERS                               1999 QUARTERS
                       ----------------------------------------    ----------------------------------------
                       FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
                       -------    -------    -------    -------    -------    -------    -------    -------
Interest income......  $23,081    $22,365    $21,365    $20,455    $19,615    $18,580    $16,964    $15,657
Net interest
  income.............   12,035     11,755     11,469     11,222     11,097     10,897      9,949      9,215
Provision (credit)
  for loan losses....       94        350        350        350        (75)       225        225        225
Income before income
  taxes..............    6,469      5,398      4,954      5,162      5,044      5,649      4,023      3,932
Net income...........    4,755      3,968      3,641      3,794      3,734      4,265      3,037      2,968
Basic earnings per
  common share.......     1.02       0.85       0.77       0.81       0.80       0.91       0.65       0.65
Diluted earnings per
  common share.......     0.99       0.82       0.75       0.79       0.78       0.89       0.64       0.63

FORWARD-LOOKING STATEMENTS

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2000. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

     In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

     - competitive pressure on loan and deposit product pricing;

     - other actions of competitors;

     - changes in economic conditions;

     - the extent and timing of actions of the Federal Reserve Board;

     - a loss of customer deposits;

     - changes in customer's acceptance of the Banks' products and services;

     - increases in federal and state income taxes and/or the Company's effective income tax rate; and

     - the extent and timing of legislative and regulatory actions and reform.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates and commodity prices. Since all Company transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposures, the Company's primary market risk exposure is interest rate risk.

     Interest rate risk is the exposure of net interest income to changes in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability-sensitive position or "negative gap"), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset-sensitive position or "positive gap"), a decline in market rates could have an adverse effect on net interest income. Excessive levels of interest rate risk can result in a material adverse effect on the Company's future financial condition and results of operations. Accordingly, effective risk management techniques that maintain interest rate risk at prudent levels is essential to the Company's safety and soundness.

     The Company has no financial instruments entered into for trading purposes. Federal funds, both purchases and sales, on which rates change daily, and loans and deposits tied to certain indices, such as the prime rate and federal discount rate, are the most market sensitive and have the most stable fair values. The least sensitive instruments include long-term fixed rate loans and securities and fixed rate savings deposits, which have the least stable fair value. On those types falling between these extremes, the management of maturity distributions is as important as the balances maintained. Management of maturity distributions involve the matching of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance ("gap") between the rate sensitive assets and liabilities can cause major fluctuations in net interest income and in earnings. The Company's management of liquidity and interest rate sensitivity has been successful in the past, as evidenced by the continued net interest income growth. Continuing to establish patterns of sensitivity which will enhance future growth regardless of frequent shifts in the market conditions is one of the objectives of the Company's asset/liability management strategy.

     Evaluating the Company's exposure to changes in interest rates is the responsibility of ALSC and includes assessing both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure, requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and asset quality.

     The Company uses two methods to evaluate market risk to changes in interest rates. A "Static Gap" analysis shows the Company as liability-sensitive in the one-year time frame as of December 31, 2000. The simulation analysis also indicates a liability-sensitive position at that same date. The Company believes the simulation analysis is a more accurate analysis of interest rate risk.

     The "Static Gap" as of December 31, 2000 and 1999 is presented in the tables below. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market deposits and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

     At December 31, 2000, the "Static Gap" showed a negative cumulative gap of $327.4 million in the one day to one year repricing period, as compared to a negative cumulative gap of $289.2 million at December 31, 1999. The cumulative gap at December 31, 2000 is due principally to fixed rate securities and loans in the over one year to five years and over five years categories to maximize yield on assets and the treatment of deposit accounts, and other borrowings, as previously discussed above. A significant portion of the loans in the over one year to five year category represents five year fixed rate commercial mortgages and commercial loans. Origination of such loans has allowed the Company to generate an asset repriceable within five years to reduce long-term interest rate risk. The change in the cumulative static gap between December 31, 2000 and December 31, 1999 reflects the increase in such fixed rate loans, the reduced expectation of prepayment of securities with such provisions and the reduced expectation of calls on securities with such provisions, thereby extending the estimated repricing dates. In addition, borrowing in total increased, as did the expectation of calls on such borrowings. These shifts in estimated repricing dates resulted from increases in interest rates at year end 2000 as compared to year end 1999.

     The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance charges on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income.

     The Company's policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company's financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2000 and 1999.

                                                 PERCENTAGE CHANGE IN      PERCENTAGE CHANGE IN
                                                ESTIMATED NET INTEREST    ESTIMATED NET INTEREST
                                                     INCOME FROM               INCOME FROM
GRADUAL CHANGE IN INTEREST RATES                  DECEMBER 31, 2000         DECEMBER 31, 1999
--------------------------------                ----------------------    ----------------------
+200 basis points.............................           (5.5)%                    (5.3)%
-200 basis points.............................            4.0%                      9.7%

     The percentage change in estimated net interest income in the +200 basis points scenario of (5.5%) exceeds the Company's policy limit of (5.0%). As a result, the ALSC reviewed the contributing factors and determined that no immediate corrective action was necessary.

     As with any method of measuring interest rate risk, there are certain limitations inherent in the method of analysis presented. Actual results may differ significantly from simulated results should market conditions and management strategies, among other factors, vary from the assumptions used in the analysis. The model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in interest rates, but, in reality, they may react in different degrees to changes in market interest rates. Specific types of financial instruments may fluctuate in advance of changes in market interest rates, while other types of financial instruments may lag behind changes in market interest rates. Additionally, other assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and securities and early withdrawals from time deposits could deviate significantly from those assumed in the simulation.

     One way to minimize interest rate risk is to maintain a balanced or matched interest rate sensitivity position. However, profits are not always maximized by matched funding. To increase net interest earnings, the Company selectively mis-matches asset and liability repricing to take advantage of short-term interest rate movements and the shape of the U.S. Treasury yield curve. The magnitude of the mismatch depends on a careful assessment of the risks presented by forecasted interest rate movements. The risk inherent in such a mismatch, or gap, is that interest rates may not move as anticipated.

     Interest rate risk exposure is reviewed in quarterly meetings in which guidelines are established for the following quarter and the longer term exposure. The structural interest rate mismatch is reviewed periodically by ALSC and management.

     Risk is mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively. However, as circumstances warrant, the Company purchases derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments are carefully evaluated to determine the impact on the Company's interest rate risk in rising and declining interest rate environments as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Bank's Asset/Liability policy, which has been approved by the Board of Directors. Additional information on derivative financial instruments is presented in Note 1 to the Consolidated Financial Statements.

     The tables below set forth the interest rate sensitivity analysis by repricing date at year end 2000 and 1999.

INTEREST RATE SENSITIVITY ANALYSIS BY REPRICING DATE

DECEMBER 31, 2000

                                                                  (000'S EXCEPT PERCENTAGES)
                                      -----------------------------------------------------------------------------------
                                      ONE DAY    OVER ONE
                                        AND       DAY TO     OVER THREE    OVER ONE                  NON-
                                      FLOATING     THREE     MONTHS TO     YEAR TO     OVER FIVE   INTEREST
                                        RATE      MONTHS      ONE YEAR    FIVE YEARS     YEARS      BEARING      TOTAL
                                      --------   ---------   ----------   ----------   ---------   ---------   ----------
Assets:
Loans, net..........................        --   $ 192,316   $  42,935    $ 156,430    $114,420           --   $  506,101
Mortgage-backed securities..........        --      15,888      56,789       97,044     111,942           --      281,663
Other securities....................        --      28,013      43,485       97,858     213,471           --      382,827
Other earning assets................  $  7,300          --          --           --          --           --        7,300
Other assets........................        --          --          --           --          --    $ 112,079      112,079
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Total assets........................     7,300     236,217     143,209      351,332     439,833      112,079    1,289,970
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Liabilities and stockholders'
  equity:
Interest bearing deposits...........        --     393,412      93,823        6,478     111,124           --      604,837
Other borrowed funds................    91,980     108,898      26,019       37,617      21,317           --      285,831
Demand deposits.....................        --          --          --           --          --      274,738      274,738
Other liabilities...................        --          --          --           --          --       31,219       31,219
Stockholders' equity................        --          --          --           --          --       93,345       93,345
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Total liabilities and stockholders'
  equity............................    91,980     502,310     119,842       44,095     132,441      399,302   $1,289,970
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Net interest rate sensitivity gap...  $(84,680)  $(266,093)  $  23,367    $ 307,237    $307,392    $(287,223)          --
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Cumulative gap......................  $(84,680)  $(350,773)  $(327,406)   $ (20,169)   $287,223           --           --
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Cumulative gap to interest-earning
  assets............................     (7.19)%    (29.78)%    (27.80)%      (1.71)%     24.38%          --           --
                                      --------   ---------   ---------    ---------    --------    ---------   ----------

DECEMBER 31, 1999

                                                                  (000'S EXCEPT PERCENTAGES)
                                     ------------------------------------------------------------------------------------
                                      ONE DAY    OVER ONE
                                        AND       DAY TO     OVER THREE    OVER ONE                  NON-
                                     FLOATING      THREE     MONTHS TO     YEAR TO     OVER FIVE   INTEREST
                                       RATE       MONTHS      ONE YEAR    FIVE YEARS     YEARS      BEARING      TOTAL
                                     ---------   ---------   ----------   ----------   ---------   ---------   ----------
Assets:
Loans, net.........................         --   $ 167,220   $  32,382    $ 124,586    $ 88,726           --   $  412,914
Mortgage-backed securities.........         --      55,523      44,980       83,813     125,552           --      309,868
Other securities...................         --       4,158      18,795       65,629     236,523           --      325,105
Other earning assets...............  $  20,900          --          --           --          --           --       20,900
Other assets.......................         --       9,361          --           --          --    $  69,324       78,685
                                     ---------   ---------   ---------    ---------    --------    ---------   ----------
Total assets.......................     20,900     236,262      96,157      274,028     450,801       69,324    1,147,472
                                     ---------   ---------   ---------    ---------    --------    ---------   ----------
Liabilities and stockholders'
  equity:
Interest bearing deposits..........         --     364,018      45,466        8,028     110,989           --      528,501
Other borrowed funds...............    126,269     103,720       3,018       80,358         353           --      313,718
Demand deposits....................         --          --          --           --          --      226,345      226,345
Other liabilities..................         --          --          --           --          --       10,598       10,598
Stockholders' equity...............         --          --          --           --          --       68,310       68,310
                                     ---------   ---------   ---------    ---------    --------    ---------   ----------
Total liabilities and stockholders'
  equity...........................    126,629     467,738      48,484       88,386     111,342      305,253   $1,147,472
                                     ---------   ---------   ---------    ---------    --------    ---------   ----------
Net interest rate sensitivity
  gap..............................  $(105,369)  $(231,476)  $  47,673    $ 185,642    $339,459    $(235,929)          --
                                     ---------   ---------   ---------    ---------    --------    ---------   ----------
Cumulative gap.....................  $(105,369)  $(336,845)  $(289,172)   $(103,530)   $235,929           --           --
                                     ---------   ---------   ---------    ---------    --------    ---------   ----------
Cumulative gap to interest-earning
  assets...........................      (9.77)%    (31.24)%    (26.82)%      (9.60)%     21.88%          --           --
                                     ---------   ---------   ---------    ---------    --------    ---------   ----------

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT................................      47
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000
AND 1999 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
DECEMBER 31, 2000:
  Consolidated Statements of Income.........................      48
  Consolidated Statements of Comprehensive Income...........      49
  Consolidated Balance Sheets...............................      50
  Consolidated Statements of Changes in Stockholders'
     Equity.................................................      51
  Consolidated Statements of Cash Flows.....................      52
  Notes to Consolidated Financial Statements................      53
MANAGEMENT'S REPORT TO THE STOCKHOLDERS.....................      71
INDEPENDENT ACCOUNTANTS' REPORT.............................      73

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  Hudson Valley Holding Corp.

     We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank, (collectively the "Company"), as of December 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and its subsidiary at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
January 29, 2001

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                               2000       1999       1998
                                                              -------    -------    -------
INTEREST INCOME:
Loans, including fees.......................................  $42,272    $31,724    $26,644
Securities:
  Taxable...................................................   37,336     32,002     27,716
  Exempt from Federal income taxes..........................    6,923      6,182      5,774
Federal funds sold..........................................      735        908      2,303
Deposits in banks...........................................       --         --          8
                                                              -------    -------    -------
Total interest income.......................................   87,266     70,816     62,445
                                                              -------    -------    -------
INTEREST EXPENSE:
Deposits....................................................   25,742     17,446     17,723
Securities sold under repurchase agreements and other
  short-term borrowings.....................................   10,181      7,221      6,933
Other borrowings............................................    4,862      4,991      2,966
                                                              -------    -------    -------
Total interest expense......................................   40,785     29,658     27,622
                                                              -------    -------    -------
NET INTEREST INCOME.........................................   46,481     41,158     34,823
Provision (credit) for loan losses..........................    1,144        600       (300)
                                                              -------    -------    -------
Net interest income after provision (credit) for loan
  losses....................................................   45,337     40,558     35,123
                                                              -------    -------    -------
NON INTEREST INCOME:
Service charges.............................................    1,127      1,046      1,009
Realized gain on sales of securities, net...................      692         19        439
Other income................................................      729        534        534
                                                              -------    -------    -------
Total non interest income...................................    2,548      1,599      1,982
                                                              -------    -------    -------
NON INTEREST EXPENSE:
Salaries and employee benefits..............................   14,780     12,843     11,363
Occupancy...................................................    2,257      2,038      1,818
Professional services.......................................    2,560      2,011      1,877
Equipment...................................................    1,723      1,875      1,529
Business development........................................      948      1,012        772
FDIC assessment.............................................      165         81         76
Other operating expenses....................................    3,469      3,649      3,849
                                                              -------    -------    -------
Total non interest expense..................................   25,902     23,509     21,284
                                                              -------    -------    -------
INCOME BEFORE INCOME TAXES..................................   21,983     18,648     15,821
INCOME TAXES................................................    5,825      4,644      3,567
                                                              -------    -------    -------
NET INCOME..................................................  $16,158    $14,004    $12,254
                                                              =======    =======    =======
BASIC EARNINGS PER COMMON SHARE.............................  $  3.45    $  3.01    $  2.65
DILUTED EARNINGS PER COMMON SHARE...........................  $  3.35    $  2.94    $  2.58

                See notes to consolidated financial statements.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                              DOLLARS IN THOUSANDS

                                                               2000        1999       1998
                                                              -------    --------    -------
NET INCOME..................................................  $16,158    $ 14,004    $12,254
                                                              -------    --------    -------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gain (loss) on securities available for
  sale arising during the year..............................   22,847     (29,036)      (574)
Income tax effect...........................................   (9,365)     11,890        235
                                                              -------    --------    -------
                                                               13,482     (17,146)      (339)
Unrealized holding gain as a result of reclassification of
  securities from held for investment to available for
  sale......................................................       --          --      5,539
Income tax effect...........................................       --          --     (2,268)
                                                              -------    --------    -------
                                                                   --          --      3,271
Reclassification adjustment for net (gain) loss realized on
  securities available for sale.............................     (692)        (19)      (439)
Income tax effect...........................................      284           5         99
                                                              -------    --------    -------
                                                                 (408)        (14)      (340)
                                                              -------    --------    -------
Unrealized holding gain (loss) on securities, net...........   13,074     (17,160)     2,592
Minimum pension liability adjustment........................      (17)        127        (14)
Income tax effect...........................................        7         (52)         6
                                                              -------    --------    -------
                                                                  (10)         75         (8)
                                                              -------    --------    -------
Other comprehensive income (loss)...........................   13,064     (17,085)     2,584
                                                              -------    --------    -------
COMPREHENSIVE INCOME (LOSS).................................  $29,222    $ (3,081)   $14,838
                                                              =======    ========    =======

                See notes to consolidated financial statements.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
            DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS

                                                                 2000          1999
                                                              ----------    ----------
ASSETS
Cash and due from banks.....................................  $   30,420    $   26,185
Federal funds sold..........................................       7,300        20,900
Securities available for sale, at estimated fair value
  (amortized cost of $654,693 in 2000 and $656,791 in
  1999).....................................................     655,029       634,973
Federal Home Loan Bank of New York (FHLB) stock.............       9,461         9,361
Loans (net of allowance for loan losses of $4,816 in 2000
  and $4,047 in 1999).......................................     506,101       412,914
Receivable for securities sold..............................      44,326            --
Accrued interest and other receivables......................      14,604         9,556
Premises and equipment, net.................................      13,345        13,732
Other real estate owned.....................................       2,117         2,193
Deferred income taxes, net..................................          --        12,175
Other assets................................................       7,267         5,483
                                                              ----------    ----------
TOTAL ASSETS................................................  $1,289,970    $1,147,472
                                                              ==========    ==========
LIABILITIES
Deposits:
  Non interest-bearing......................................  $  274,738    $  226,345
  Interest-bearing..........................................     604,837       528,501
                                                              ----------    ----------
  Total deposits............................................     879,575       754,846
Securities sold under repurchase agreements and other
  short-term borrowings.....................................     197,872       219,484
Other borrowings............................................      87,959        94,234
Payable for securities purchased............................      14,913            --
Deferred income taxes, net..................................       1,652            --
Accrued interest and other liabilities......................      14,654        10,598
                                                              ----------    ----------
TOTAL LIABILITIES...........................................   1,196,625     1,079,162
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
Common Stock, $0.20 par value; authorized 10,000,000 and
  5,000,000 shares in 2000 and 1999, respectively;
  outstanding 4,702,660 and 4,223,599 shares in 2000 and
  1999, respectively........................................       1,114         1,011
Additional paid-in capital..................................     104,825        87,011
Retained earnings...........................................       9,279        13,955
Accumulated other comprehensive loss........................        (520)      (13,584)
Treasury stock, at cost.....................................     (21,353)      (20,083)
                                                              ----------    ----------
Total stockholders' equity..................................      93,345        68,310
                                                              ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,289,970    $1,147,472
                                                              ==========    ==========

                See notes to consolidated financial statements.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                   DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                               ACCUMULATED
                                     NUMBER OF                        ADDITIONAL                  OTHER
                                      SHARES      COMMON   TREASURY    PAID-IN     RETAINED   COMPREHENSIVE
                                    OUTSTANDING   STOCK     STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                                    -----------   ------   --------   ----------   --------   -------------   --------
BALANCE AT JANUARY 1, 1998........   3,458,126    $ 839    $(16,791)   $ 61,637    $ 18,219     $    917      $ 64,821
Net income........................                                                   12,254                     12,254
Exercise of stock options.........      39,133        7                     684                                    691
Purchase of treasury stock........     (46,964)              (1,456)                                            (1,456)
Sale of treasury stock............       6,896                  160          57                                    217
Stock dividend....................     345,319       69                  10,462     (10,531)                        --
Cash dividends....................                                                   (3,473)                    (3,473)
Minimum pension liability
  adjustment......................                                                                    (8)           (8)
Tax benefit from exercise of stock
  options.........................                                           58                                     58
Net unrealized gain on securities
  available for sale..............                                                                 2,592         2,592
                                     ---------    ------   --------    --------    --------     --------      --------
BALANCE AT DECEMBER 31, 1998......   3,802,510      915     (18,087)     72,898      16,469        3,501        75,696
Net income........................                                                   14,004                     14,004
Exercise of stock options.........      96,216       19                   1,700                                  1,719
Purchase of treasury stock........     (76,239)              (2,443)                                            (2,443)
Sale of treasury stock............      18,574                  447         158                                    605
Stock dividend....................     382,538       77                  12,165     (12,242)                        --
Cash dividends....................                                                   (4,276)                    (4,276)
Minimum pension liability
  adjustment......................                                                                    75            75
Tax benefit from exercise of stock
  options.........................                                           90                                     90
Net unrealized loss on securities
  available for sale..............                                                               (17,160)      (17,160)
                                     ---------    ------   --------    --------    --------     --------      --------
BALANCE AT DECEMBER 31, 1999......   4,223,599    1,011     (20,083)     87,011      13,955      (13,584)       68,310
Net income........................                                                   16,158                     16,158
Exercise of stock options.........      85,112       17                   2,116                                  2,133
Purchase of treasury stock........     (40,897)              (1,436)                                            (1,436)
Sale of treasury stock............       6,825                  166          68                                    234
Stock dividend....................     428,021       86                  15,537     (15,623)                        --
Cash dividends....................                                                   (5,211)                    (5,211)
Minimum pension liability
  adjustment......................                                                                   (10)          (10)
Tax benefit from exercise of stock
  options.........................                                           93                                     93
Net unrealized gain on securities
  available for sale..............                                                                13,074        13,074
                                     ---------    ------   --------    --------    --------     --------      --------
BALANCE AT DECEMBER 31, 2000......   4,702,660    $1,114   $(21,353)   $104,825    $  9,279     $   (520)     $ 93,345
                                     =========    ======   ========    ========    ========     ========      ========

                See notes to consolidated financial statements.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                              DOLLARS IN THOUSANDS

                                                                2000        1999        1998
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES:
Net income..................................................  $  16,158   $  14,004   $  12,254
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision (credit) for loan losses........................      1,144         600        (300)
  Valuation adjustment of other real estate owned                    --          --         516
  Depreciation and amortization.............................      1,697       1,727       1,488
  Realized gain on security transactions, net...............       (692)        (19)       (439)
  Amortization of premiums on securities, net...............        188       1,662       2,322
  Realized gains on sale of loans held for sale, net........         (5)        (46)         --
Originations of loans held for sale.........................       (612)     (4,904)         --
Proceeds from sale of loans held for sale...................        617       4,950          --
Deferred taxes (benefit)....................................      4,753         351        (364)
Increase (decrease) in deferred loan fees...................       (108)        473          14
Increase in accrued interest and other receivables..........     (5,048)     (1,527)         (9)
Increase in other assets....................................     (1,784)       (393)       (665)
Increase (decrease) in accrued interest and other
  liabilities...............................................      4,039      (2,528)      2,473
Other changes, net..........................................         93        (108)         68
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     20,440      14,242      17,358
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES:
Net (increase) decrease in short-term investments...........     13,600     (17,400)      9,700
Increase in FHLB stock......................................       (100)     (4,084)     (2,227)
Proceeds from maturities of securities available for sale...     79,330     136,186     176,564
Proceeds from maturities of securities held for
  investment................................................         --          --      41,726
Proceeds from sales of securities available for sale........     44,320          --     153,668
Purchases of securities available for sale..................   (121,047)   (236,283)   (410,979)
Purchases of securities held for investment.................         --          --     (40,392)
Increase in receivable for securities sold..................    (44,326)         --          --
Increase in payable for securities purchased................     14,913          --          --
Net increase in loans.......................................    (94,223)   (105,688)    (44,021)
Net purchases of premises and equipment.....................     (1,310)     (3,438)     (1,494)
Proceeds from sales of other real estate owned..............         76         102         430
                                                              ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................   (108,767)   (230,605)   (117,025)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................      2,133       1,719         691
Proceeds from sale of treasury stock........................        234         605         217
Net increase in deposits....................................    124,729     127,549      31,915
Cash dividends paid.........................................     (5,211)     (4,276)     (3,473)
Repayment of other borrowings...............................    (30,275)    (13,500)         --
Proceeds from other borrowings..............................     24,000      32,198      74,948
Net increase (decrease) in securities sold under repurchase
  agreements and short-term borrowings......................    (21,612)     71,337       5,372
Acquisition of treasury stock...............................     (1,436)     (2,443)     (1,456)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     92,562     213,189     108,214
                                                              ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS..............      4,235      (3,174)      8,547
Cash and due from banks, beginning of year..................     26,185      29,359      20,812
                                                              ---------   ---------   ---------
Cash and due from banks, end of year........................  $  30,420   $  26,185   $  29,359
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES:
Interest paid...............................................  $  39,055   $  29,808   $  27,103
Income tax payments.........................................      4,331       6,903       1,800
Increase in other real estate owned due to transfer of
  loans.....................................................         --          --         407
Change in unrealized gain (loss) on securities available for
  sale -- net of tax........................................     13,074     (17,160)      2,592
Transfer of securities from held for investment to available
  for sale..................................................         --          --     140,762

                See notes to consolidated financial statements.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations and Basis of Presentation -- The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly-owned subsidiary, Hudson Valley Bank (the "Bank"), (collectively the "Company"). The Bank offers a broad range of lending and depository products to businesses, individuals and government units through 12 branches and a business center in Westchester County, New York, and one branch in Bronx County, New York. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. An estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

     Securities -- Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at December 31, 2000 and 1999. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

     Loans -- Loans are reported at their outstanding principal balance, net of charge-offs, and deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the related loan or commitment as an adjustment to yield, or taken directly into income when the related loan is sold or commitment expires.

     Loans Held for Sale -- Loans held for sale are valued at the lower of cost or market, decreases in the carrying value, if any, are reported in earnings. Realized gains or losses on sales of loans are reported in earnings in the period the sale occurs. There were no loans held for sale at December 31, 2000 and 1999.

     Interest Rate Contracts -- The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Contracts accounted for as hedges must meet certain criteria, including the following: the hedged item must expose the Company to interest rate risk; the interest rate contract must reduce that exposure; and must have a high correlation of change in fair value of the interest rate contract and change in fair value of the item hedged. For contracts designated as hedges, gains or losses are deferred and recognized as adjustments to interest income or expense of the underlying assets or liabilities over the life of the contract. Net payments on interest rate swaps designated as hedges are accounted for on the accrual basis. Gains or losses resulting from early terminations of contracts are deferred and amortized over the remaining term of the underlying assets or liabilities. If the contracts do not meet the criteria for hedge accounting, the contract is valued at its estimated fair value and any gain or loss is recorded in the Statements of Consolidated Income. Any fees received or disbursed which represent adjustments to the yield on interest rate contracts are capitalized and amortized over the term of the interest rate contracts. During 2000 and 1999 the Company had no forward rate agreements, no interest rate swaps and no interest rate caps. At December 31, 2000 and 1999, the Company had outstanding interest rate floors with a notional amount of $50 million for each of the years. The estimated fair value of the interest rate floors, determined based on a market bid indication, was $29 and $21 at December 31, 2000 and 1999, respectively. The fees paid in conjunction with the interest rate floors

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY aggregated $131 and are amortized over the term of the interest rate contracts. Amortization expense totaled $26, $26 and $15 in 2000, 1999 and 1998, respectively.

     Allowance for Loan Losses -- The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank's methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance. The specific allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     The formula allowance is calculated by applying loss factors to outstanding loans by type. Loss factors are based on historical loss experience. New loan types, for which there has been no historical loss experience, as explained further below, is one of the considerations in determining the appropriateness of the unallocated allowance.

     The appropriateness of the unallocated allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Bank and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management's evaluation of the loss related to these conditions is reflected in the unallocated allowance. Due to the inherent uncertainty in the process, management does not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits or portfolio segments.

     Actual losses can vary significantly from the estimated amounts. The Bank's methodology permits adjustments to the allowance in the event that, in management's judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed.

     Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2000 and 1999. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank's service area, since the majority of the Bank's loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examination.

     Impaired Loans -- A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company's portfolios of home equity loans, real estate mortgages, installment and other loans.

     Loan Restructurings -- Loan restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted. Restructured loans are returned to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant factors.

     Income Recognition on Loans -- Interest on loans is accrued monthly. Net loan origination and commitment fees are deferred and recognized as an adjustment of yield over the lives of the related loans. Loans, including impaired loans, are placed on a non-accrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against interest income. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, in accordance with management's judgment as to the collectability of principal. Loans can be returned to accruing status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms, and when, in management's opinion, they are estimated to be fully collectible.

     Premises and Equipment -- Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 31.5 years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

     Other Real Estate Owned -- Real estate properties acquired through loan foreclosure are recorded at the lower of cost or estimated fair value, net of estimated selling costs, at time of foreclosure. Credit losses arising at the time of foreclosure are charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Routine holding costs are charged to expense as incurred. Any gains on dispositions of such properties reduce OREO expense.

     Income Taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

     Transfers and Servicing of Financial Assets -- The Company follows the provision of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," in determining the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing.

     Stock-Based Compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     Earnings per Common Share -- SFAS No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. The statement requires disclosure of basic earnings per share (i.e. common stock equivalents are not considered) and diluted earnings per share (i.e. common stock equivalents are considered using the treasury stock method) on the face of the statement of operations, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting solely of stock options, had been issued.

     Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

                                                      2000         1999         1998
                                                    ---------    ---------    ---------
WEIGHTED AVERAGE COMMON SHARES:
Basic.............................................  4,685,004    4,654,182    4,621,533
Effect of stock options...........................    135,385      104,685      135,615
Diluted...........................................  4,820,389    4,758,867    4,757,148

     In December 2000, 1999 and 1998 the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

     Disclosures About Segments of an Enterprise and Related Information -- SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions. The Company has one operating segment, "Community Banking."

     Pending Accounting Pronouncements.

     Accounting for Derivative Instruments and Hedging Activities -- In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this statement in January 2001 did not have a material impact on its financial position or results of operations.

     Accounting for Transfers of Financial Assets -- In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replacing

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

SFAS No. 125. SFAS No. 140 provides consistent application of a financial components approach that recognizes the financial servicing assets a company controls and the liabilities a company has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS No. 140 is effective for transfers, servicing, or extinguishments occurring after March 31, 2001, except for certain provisions relating to the accounting and disclosure for secured borrowings and collateral, for which the effective date was December 15, 2000. The adoption of the effective provisions of this statement did not have a material impact on the Company's financial position or results of operations. Management does not believe the adoption of the remaining provisions will have a material impact on its financial condition or results of operations.

     Other -- Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

2  SECURITIES

                                                                      DECEMBER 31
                                   ----------------------------------------------------------------------------------
                                                     2000                                      1999
                                   ----------------------------------------   ---------------------------------------
                                               GROSS UNREALIZED                           GROSS UNREALIZED
                                   AMORTIZED   -----------------     FAIR     AMORTIZED   ----------------     FAIR
                                     COST       GAINS    LOSSES     VALUE       COST      GAINS    LOSSES     VALUE
                                   ---------   -------   -------   --------   ---------   ------   -------   --------
CLASSIFIED AS AVAILABLE FOR SALE
U.S. Treasury and government
  agencies.......................  $225,591    $  546    $2,923    $223,214   $199,679        --   $11,843   $187,836
Mortgage-backed securities.......   281,663     1,322     2,216     280,769    319,221    $  173     9,526    309,868
Obligations of states and
  political subdivisions.........   144,024     3,735       311     147,448    133,733     1,133     2,001    132,865
Other debt securities............     2,564        --       182       2,382      3,079         3       190      2,892
                                   --------    ------    ------    --------   --------    ------   -------   --------
Total debt securities............   653,842     5,603     5,632     653,813    655,712     1,309    23,560    633,461
Equity securities................       851       365        --       1,216      1,079       433        --      1,512
                                   --------    ------    ------    --------   --------    ------   -------   --------
Total............................  $654,693    $5,968    $5,632    $655,029   $656,791    $1,742   $23,560   $634,973
                                   ========    ======    ======    ========   ========    ======   =======   ========

     In December 1998, the Company transferred all securities classified as held to maturity which had an amortized cost of $140,762 to securities classified as available for sale. At the date of this transfer, these securities had an unrealized gain of $5,539. This unrealized gain, net of tax, was recorded in "Stockholders' Equity -- Other Comprehensive Income," in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt or Equity Securities."

     At December 31, 2000, securities having a stated value of approximately $533,414 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

     Gross gains of $692, $19 and $619 were recorded as a result of securities available for sale sold or redeemed in 2000, 1999 and 1998 respectively. Gross losses of $180 were incurred on sales or redemptions of securities available for sale in 1998. Applicable income taxes relating to such transactions were $179, $5 and $99 in 2000, 1999 and 1998, respectively.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     The contractual maturity of all debt securities held at December 31, 2000 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               AVAILABLE FOR SALE
                                                              ---------------------
                                                              AMORTIZED      FAIR
                                                                COST        VALUE
                                                              ---------    --------
CONTRACTUAL MATURITY
Within 1 year...............................................  $ 10,956     $ 10,991
After 1 but within 5 years..................................    49,963       50,294
After 5 but within 10 years.................................   227,465      227,556
After 10 years..............................................    83,795       84,203
Mortgage-backed Securities..................................   281,663      280,769
                                                              --------     --------
Total.......................................................  $653,842     $653,813
                                                              ========     ========

3  CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Bank has outstanding, at any time, a significant number of commitments to extend credit and also provide financial guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. The amounts of those loan commitments and guarantees are set out in the following table. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.

                                                                2000        1999
                                                              CONTRACT    CONTRACT
                                                               AMOUNT      AMOUNT
                                                              --------    --------
Credit commitments..........................................  $114,538    $103,163
Guarantees written..........................................  $  5,123    $  4,433

     The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates ranging from 8.5% to 10.5% Guarantees written generally have terms up to one year.

     Loan commitments and guarantees written have off-balance-sheet credit risk because only origination fees and accruals for probable losses are recognized in the balance sheet until the commitments are fulfilled or the guarantees expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security would have no value.

     The Bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. For loans and financial guarantees, the Bank usually retains a security interest in the property or products financed or other collateral which provides repossession rights in the event of default by the customer.

     Concentrations of credit risk (whether on or off-balance-sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank does not have a significant exposure to any individual customer or counterparty. A geographic concentration arises because the Bank operates principally

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY in Westchester County and Bronx County, New York. Loans and credit commitments collateralized by real estate are as follows:

                                                    RESIDENTIAL    COMMERCIAL
                                                     PROPERTY       PROPERTY      TOTAL
                                                    -----------    ----------    --------
2000
Loans.............................................   $155,449       $214,604     $370,053
Credit commitments................................     12,495         42,023       54,518
                                                     --------       --------     --------
                                                     $167,944       $256,627     $424,571
                                                     ========       ========     ========
1999
Loans.............................................   $119,609       $156,396     $276,005
Credit commitments................................     19,556         26,021       45,577
                                                     --------       --------     --------
                                                     $139,165       $182,417     $321,582
                                                     ========       ========     ========

     The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to have no value. The Bank has experienced little difficulty in accessing collateral when required.

4  LOANS

     The loan portfolio is comprised of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Real Estate:
  Commercial................................................  $181,735    $153,823
  Construction..............................................    32,869      26,526
  Residential...............................................   155,449     127,959
Commercial and industrial...................................   110,555      77,276
Individuals.................................................    10,677       9,280
Lease financing.............................................    20,970      23,543
                                                              --------    --------
Total.......................................................   512,255     418,407
Deferred loan fees..........................................    (1,338)     (1,446)
Allowance for loan losses...................................    (4,816)     (4,047)
                                                              --------    --------
Loans, net..................................................  $506,101    $412,914
                                                              ========    ========

     The Bank has established credit policies applicable to each type of lending activity in which it engages. The Bank evaluates the credit worthiness of each customer and extends credit based on credit history, ability to repay and market value of collateral. The customers' credit worthiness is monitored on an ongoing basis. Additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are bank deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of payment to be based on the borrower's ability to generate continuing cash flows.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     A summary of the activity in the allowance for loan losses follows:

                                                                  DECEMBER 31
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Balance, beginning of year...............................  $4,047    $3,103    $3,533
Add (deduct):
  Provision (credit) for loan losses.....................   1,144       600      (300)
  Recoveries on loans previously charged-off.............      53       454       208
  Charge-offs............................................    (428)     (110)     (338)
                                                           ------    ------    ------
Balance, end of year.....................................  $4,816    $4,047    $3,103
                                                           ======    ======    ======

     The recorded investment in impaired loans at December 31, 2000 was $2,148, for which an allowance of $125 has been established. At December 31, 1999, the recorded investment in impaired loans was $2,999, for which an allowance of $57 had been established. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

     The average investment in impaired loans during 2000, 1999 and 1998 was $2,154, $1,682 and $322, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

     Loans which were restructured prior to adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and non-accrual loans at December 31, 2000, 1999 and 1998 and related interest income are summarized as follows:

                                        2000                         1999                         1998
                             --------------------------   --------------------------   --------------------------
                             NON-ACCRUAL   RESTRUCTURED   NON-ACCRUAL   RESTRUCTURED   NON-ACCRUAL   RESTRUCTURED
                                LOANS         LOANS          LOANS         LOANS          LOANS         LOANS
                             -----------   ------------   -----------   ------------   -----------   ------------
Amount.....................    $4,584           --          $3,855          $323          $633           $428
Interest income recorded...        --           --              --            34            --             42
Interest income that would
  have been recorded under
  the original contract
  terms....................       586           --             507            17            84             20

     Non-accrual loans at December 31, 2000 and 1999 include $2,148 and $2,999, respectively, of loans considered to be impaired under SFAS No. 114.

     Loans made directly or indirectly to employees, directors or principal shareholders were approximately $14,535 and $13,599 at December 31, 2000 and 1999, respectively. During 2000, new loans granted to these individuals and the effects of changes in board member composition totaled $3,183 and payments totaled $2,247.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

5  PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Land........................................................  $ 1,139    $ 1,139
Buildings...................................................   10,367     10,109
Leasehold improvements......................................    2,094      2,060
Furniture, fixtures and equipment...........................   11,377     10,479
Automobiles.................................................      219        233
                                                              -------    -------
Total.......................................................   25,196     24,020
Less accumulated depreciation and amortization..............   11,851     10,288
                                                              -------    -------
Premises and equipment, net.................................  $13,345    $13,732
                                                              =======    =======

6  OTHER BORROWINGS

     Borrowings with original maturities of one year or less totaled $197,872 and $219,484 at December 31, 2000 and 1999, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase of $136,622 and $126,484 at December 31, 2000 and 1999, respectively, borrowings from the Federal Home Loan Bank of New York (FHLB) of $51,250 and $93,000 at December 31, 2000 and 1999, respectively, and $10,000 of other overnight borrowings at December 31, 2000. Other borrowings totaled $87,959 and $94,234 at December 31, 2000 and 1999, respectively, consisting of borrowings from FHLB with stated maturities of ten years and 1 to 3 year call options.

     Interest expense on all borrowings totaled $15,043, $12,212 and $9,899 in 2000, 1999 and 1998, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

                                                       2000        1999        1998
                                                     --------    --------    --------
Average balance:
  Short-term.......................................  $165,993    $147,502    $129,405
  Other Borrowings.................................    89,011      93,254      55,307
Weighted average interest rate:
  Short-term.......................................       6.1%        4.9%        5.4%
  Other Borrowings.................................       5.5%        5.4%        5.4%
Maximum month-end outstanding amount:
  Short-term.......................................  $197,889    $219,484    $148,147
  Other Borrowings.................................    94,229      94,234      75,536

     As of December 31, 2000 and 1999, these borrowings were collateralized by securities with an estimated fair value of $280,853 and $291,161, respectively.

     In addition, at December 31, 2000, the Bank had available unused lines of credit of $75 million from FHLB, $5 million from BankBoston and $60 million from Merrill Lynch, all of which are subject to various terms and conditions.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

7  INCOME TAXES

     A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

                                               YEARS ENDED DECEMBER 31
                               --------------------------------------------------------
                                     2000                1999                1998
                               ----------------    ----------------    ----------------
Income tax at statutory
  rate.......................  $ 7,474     34.0%   $ 6,340     34.0%   $ 5,379     34.0%
State income tax, net of
  Federal benefit............      472      2.1        432      2.3        273      1.7
Tax-exempt interest income...   (2,032)    (9.2)    (1,865)   (10.0)    (1,675)   (10.6)
Other........................      (89)     (.4)      (263)    (1.4)      (410)    (2.6)
                               -------    -----    -------    -----    -------    -----
Provision for income taxes...  $ 5,825     26.5%   $ 4,644     24.9%   $ 3,567     22.5%
                               =======    =====    =======    =====    =======    =====

     The components of the provision for income taxes (benefit) are as follows:

                                                            YEARS ENDED DECEMBER 31
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
FEDERAL:
  Current................................................  $  866    $3,734    $3,464
  Deferred...............................................   4,218       255      (333)
STATE:
  Current................................................     206       559       467
  Deferred...............................................     535        96       (31)
                                                           ------    ------    ------
TOTAL....................................................  $5,825    $4,644    $3,567
                                                           ======    ======    ======

     The tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                 DECEMBER 31, 2000      DECEMBER 31, 1999
                                                -------------------    --------------------
                                                ASSET     LIABILITY     ASSET     LIABILITY
                                                ------    ---------    -------    ---------
Allowance for loan losses.....................  $1,917                 $ 1,602
Treasury securities...........................             $  504                   $477
Supplemental pension benefit..................   1,112                     921
Minimum pension liability.....................     473                     477
Deferred compensation.........................     659                     633
Securities available for sale.................                146        8,934
Interest on non-accrual loans.................     249                     294
Undistributed income from subsidiary..........              5,187           --        --
Depreciation..................................                226                    204
Other.........................................       1                                 5
                                                ------     ------      -------      ----
                                                $4,411     $6,063      $12,861      $686
                                                ======     ======      =======      ====

8  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

     Management believes, as of December 31, 2000, that both the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The following summarizes the capital requirements and capital position at December 31, 2000 and 1999:

                                                                                        MINIMUM
                                                                                       TO BE WELL
                                                                MINIMUM FOR        CAPITALIZED UNDER
                                                                  CAPITAL          PROMPT CORRECTIVE
                                              ACTUAL         ADEQUACY PURPOSES      ACTION PROVISION
                                         ----------------    ------------------    ------------------
BANK ONLY                                AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT     RATIO
---------                                -------    -----    --------    ------    --------    ------
As of December 31, 1999:
Total Capital (To Risk Weighted
  Assets)..............................  $83,477    16.3%    $40,948      8.0%     $51,185      10.0%
Tier 1 Capital (To Risk Weighted
  Assets)..............................   79,430    15.5      20,474      4.0       30,711       6.0
Tier 1 Capital (To Average Assets).....   79,430     7.1      44,668      4.0       55,834       5.0
As of December 31, 2000:
Total Capital (To Risk Weighted
  Assets)..............................  $96,754    15.7%    $49,435      8.0%     $61,794      10.0%
Tier 1 Capital (To Risk Weighted
  Assets)..............................   91,938    14.9      24,717      4.0       37,076       6.0
Tier 1 Capital (To Average Assets).....   91,938     7.4      49,755      4.0       62,194       5.0

                                                                                  MINIMUM FOR
                                                                                    CAPITAL
                                                                ACTUAL         ADEQUACY PURPOSES
                                                           ----------------    ------------------
CONSOLIDATED                                               AMOUNT     RATIO     AMOUNT     RATIO
------------                                               -------    -----    --------    ------
As of December 31, 1999:
Total Capital (To Risk Weighted Assets)..................  $84,528    16.5%    $41,022      8.0%
Tier 1 Capital (To Risk Weighted Assets).................   80,481    15.7      20,501      4.0
Tier 1 Capital (To Average Assets).......................   80,481     7.2      44,701      4.0
As of December 31, 2000:
Total Capital (To Risk Weighted Assets)..................  $97,147    15.6%    $49,874      8.0%
Tier 1 Capital (To Risk Weighted Assets).................   92,331    14.8      24,937      4.0
Tier 1 Capital (To Average Assets).......................   92,331     7.3      50,332      4.0

     As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

STOCK DIVIDEND

     In December 2000 and 1999 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

STOCK OPTIONS

     The Company has stock option plans that provide for the granting of options to directors, certain officers, and to all eligible employees. Options to purchase 345,875 shares of common stock were outstanding at December 31, 2000 under all plans. The stock options are exercisable at prices that approximate the market value of the Company's stock at dates of grant. Certain options become exercisable in up to five annual installments, commencing one year from date of grant. Other options become exercisable in their entirety, upon completion of 5 years of service. Options have a maximum duration of 10 years.

     Stock option transactions under the Plans were as follows:

                                                               SHARES          WEIGHTED
                                                             UNDERLYING    AVERAGE EXERCISE
OUTSTANDING OPTIONS                                           OPTIONS      PRICE PER SHARE
-------------------                                          ----------    ----------------
As of January 1, 1998......................................    389,060          $13.14
Granted....................................................     43,703           27.38
Cancelled or expired.......................................     (4,543)          21.09
Exercised..................................................    (43,046)          16.54
                                                              --------          ------
As of December 31, 1998....................................    385,174           14.28
Granted....................................................     74,876           27.89
Cancelled or expired.......................................    (65,155)          16.00
Exercised..................................................   (105,838)          16.10
                                                              --------          ------
As of December 31, 1999....................................    289,057           16.75
Granted....................................................    154,685           29.11
Cancelled or expired.......................................     (4,412)          26.19
Exercised..................................................    (93,455)          22.82
                                                              --------          ------
As of December 31, 2000....................................    345,875          $20.52
Exercisable as of December 31, 2000........................    309,032          $20.09
Available for future grant.................................    504,899

     The following table summarizes the range of exercise prices of the Company's stock options outstanding and exercisable at December 31, 2000:

                                                                          WEIGHTED AVERAGE
                                                                       ----------------------
                                                          NUMBER OF    REMAINING     EXERCISE
                                       EXERCISE PRICE      OPTIONS     LIFE (YRS)     PRICE
                                      ----------------    ---------    ----------    --------
                                      $ 7.87 to $15.20     119,541        3.4         $11.59
                                        15.27 to 26.26     113,189        7.1          21.37
                                        28.51 to 29.94     113,145        9.0          29.10
                                                           -------
                                      $ 7.87 to $29.44     345,875        6.5         $20.52
  Exercisable.......................  $ 7.87 to $29.44     309,032        6.3         $20.09
  Not Exercisable...................  $15.37 to $29.94      36,843        7.6         $24.10

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation plans in accordance with APB No. 25, rather than adopt the accounting requirements of SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         2000       1999       1998
                                                        -------    -------    -------
Net income
  As reported.........................................  $16,158    $14,004    $12,254
  Pro forma...........................................   15,807     13,710     12,162
Basic earnings per share
  As reported.........................................  $  3.45    $  3.01    $  2.65
  Pro forma...........................................     3.37       2.95       2.63
Diluted earnings per share
  As reported.........................................  $  3.35    $  2.94    $  2.58
  Pro forma...........................................     3.28       2.88       2.56

     The fair value (present value of the estimated future benefit to the option holder) of each option grant in 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 3.5%, 3.4% and 3.3%; expected volatility of 10%, 12% and 9%; risk-free interest rates of 5.05%, 6.42% and 4.65% and expected life of 6 years for 2000 and 1999 and 7 years for 1998. All option grants expire within 10 years of the date of grant. The weighted average fair value of options granted during 2000, 1999 and 1998 was $3.42, $4.15 and $3.78, respectively.

9  BENEFIT PLANS

     The Hudson Valley Bank Employees' Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations include 5 percent of each participant's earnings during the year. Pension costs charged to other operating expenses (including pension costs for directors) totaled approximately $400, $522 and $422 in 2000, 1999 and 1998, respectively.

     The Hudson Valley Bank Employees' Savings Plan covers substantially all employees. The Bank matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $64, $56 and $54 in 2000, 1999 and 1998, respectively.

     Additional retirement benefits are provided to certain officers pursuant to supplemental plans. Costs for the officers' supplemental pension plan totaled approximately $605, $640 and $579 in 2000, 1999 and 1998, respectively. The Bank records an additional minimum pension liability to the extent that its accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in other comprehensive income net of related tax benefits.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     The following tables set forth the status of the Bank's plans as of December 31, 2000 and 1999:

                                                               2000       1999
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $ 4,729    $ 4,372
  Service cost..............................................      193        232
  Interest cost.............................................      364        298
  Amendments................................................       --        371
  Actuarial (gain) loss.....................................       38       (184)
  Benefits paid.............................................     (329)      (360)
                                                              -------    -------
Benefit obligation at end of year...........................    4,995      4,729
                                                              -------    -------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............       --         --
  Actual return on assets...................................       --         --
  Employer contributions....................................      329        360
  Benefits paid.............................................     (329)      (360)
                                                              -------    -------
Fair value of plan assets at end of year....................       --         --
                                                              -------    -------
Funded status...............................................   (4,995)    (4,729)
Unrecognized transition obligation..........................      209        250
Unrecognized prior service cost.............................      561        655
Unrecognized net loss.......................................    1,322      1,377
                                                              -------    -------
Accrued benefit cost........................................  $(2,903)   $(2,447)
                                                              =======    =======
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate...............................................        8%         8%
Expected return on plan assets..............................       --         --
Rate of compensation increase...............................        4%         4%

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost................................................  $   193    $   232
Interest cost...............................................      364        298
Expected return on plan assets..............................       --         --
Amortization of transition obligation.......................       41         41
Amortization of prior service cost..........................       94         37
Amortization of net loss....................................       93        154
                                                              -------    -------
Net periodic benefit cost...................................  $   785    $   762
                                                              =======    =======

     Set forth below is a summary of the amounts reflected in the Bank's balance sheets as of December 31:

                                                               2000       1999
                                                              -------    -------
Accrued benefit liability...................................  $(4,857)   $(4,271)
Intangible asset............................................      770        658
Accumulated other comprehensive income (pre-tax net
  reduction in equity)......................................    1,184      1,166
                                                              -------    -------
Accrued benefit cost........................................  $(2,903)   $(2,447)
                                                              =======    =======

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

10  COMMITMENTS, CONTINGENT LIABILITIES AND OTHER DISCLOSURES

     The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $  710
2002........................................................     620
2003........................................................     377
2004........................................................     116
Thereafter..................................................      79
                                                              ------
Total minimum future rentals................................  $1,902
                                                              ======

     Rent expense for premises and equipment was approximately $783, $778 and $737 in 2000, 1999 and 1998, respectively. In the normal course of business, there are various outstanding commitments and contingent liabilities which are not reflected in the consolidated balance sheets. No losses are anticipated as a result of these transactions.

     In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

     At December 31, 2000, the Company was a party to two interest rate floor agreements, as more fully discussed in Note 1 to these consolidated financial statements. These agreements are subject to the counterparties' ability to perform in accordance with the terms of the agreements. The Company's risk of loss is equal to the unamortized premium paid to enter into these agreements. At December 31, 2000 the unamortized premium related to these agreements was $63 and the fair value was $29.

CASH RESERVE REQUIREMENTS

     The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $849 at December 31, 2000 and $603 at December 31, 1999.

RESTRICTIONS ON FUNDS TRANSFERS

     There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under federal law, the approval of the primary regulator is required if dividends declared by the Bank in any year exceed the net profits of that year, as defined, combined with the retained net profits for the two preceding years.

11  SEGMENT INFORMATION

     The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

     General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, primarily the counties of

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

Westchester and Bronx, New York. For the years ended December 31, 2000, 1999 and 1998, there is no customer that accounted for more than 10% of the Company's revenue.

12  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2000 and 1999 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

                                                                       DECEMBER 31
                                                     ------------------------------------------------
                                                              2000                      1999
                                                     ----------------------    ----------------------
                                                     CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                      AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                     --------    ----------    --------    ----------
                                                                      (IN MILLIONS)
ASSETS:
Financial assets for which carrying value
  approximates fair value..........................   $ 84.2       $ 84.2       $ 47.1       $ 47.1
Securities, FHLB stock and accrued interest........    671.5        671.5        650.8        650.8
Loans and accrued interest.........................    514.2        517.0        415.2        417.2
LIABILITIES:
Deposits with no stated maturity and accrued
  interest.........................................    531.5        531.5        478.1        478.1
Time deposits and accrued interest.................    351.0        351.7        278.5        277.8
Securities sold under repurchase agreements and
  other short-term borrowings and accrued
  interest.........................................    198.8        198.8        219.7        219.7
Other borrowings and accrued interest..............     88.6         87.0         94.9         94.3
Financial liabilities for which carrying value
  approximates fair value..........................     14.9         14.9           --           --

     The estimated fair value of the indicated items was determined as follows:

          Financial assets for which carrying value approximates fair value -- The estimated fair value approximates carrying amount because of the immediate availability of these funds or based on the short maturities and current rates for similar deposits. Cash and due from banks as well as Federal funds sold are reported in this line item.

          Securities, FHLB stock and accrued interest -- The fair value was estimated based on quoted market prices or dealer quotations. FHLB stock and accrued interest are stated at their carrying amounts.

          Loans and accrued interest -- The fair value of loans was estimated by discounting projected cash flows at the reporting date using current rates for similar loans, reduced by specific and general loan loss allowances. Additionally, under SFAS No. 114, all loans considered impaired are reported at either the fair value of collateral or present value of expected future cash flows. Accrued interest is stated at its carrying amount.

          Deposits with no stated maturity and accrued interest -- The estimated fair value of deposits with no stated maturity and accrued interest, as applicable, are considered to be equal to their carrying amounts.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

          Time deposits and accrued interest -- The fair value of time deposits has been estimated by discounting projected cash flows at the reporting date using current rates for similar deposits. Accrued interest is stated at its carrying amount.

          Securities sold under repurchase agreements and other short-term borrowings and accrued interest -- The fair value of these instruments approximate carrying amount because of their short maturities and variable rates. Accrued interest is stated at its carrying amount.

          Other borrowings and accrued interest -- The fair value of callable FHLB advances was estimated by discounting projected cash flows at the reporting date using the rate applicable to the first call date option. Accrued interest is stated at its carrying amount.

          Off-Balance-Sheet Financial Instruments -- Estimated fair value for the Company's off-balance-sheet financial instruments are not material.

13 CONDENSED FINANCIAL INFORMATION OF HUDSON VALLEY HOLDING CORP. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
December 31, 2000 and 1999
Dollars in thousands

                                                               2000       1999
                                                              -------    -------
ASSETS
Cash........................................................  $   208    $   520
Investment in subsidiary....................................   92,753     67,001
Equity securities...........................................      816      1,112
Other assets................................................       --         26
                                                              -------    -------
TOTAL ASSETS................................................  $93,777    $68,659
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities...........................................  $   432    $   349
Stockholders' equity........................................   93,345     68,310
                                                              -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $93,777    $68,659
                                                              =======    =======

CONDENSED STATEMENTS OF INCOME
For the years ended December 31, 2000, 1999 and 1998
Dollars in thousands

                                                               2000       1999       1998
                                                              -------    -------    -------
Dividends from the Bank.....................................  $ 3,926    $ 4,900    $ 4,600
Dividends from equity securities............................       29         26         18
Other income................................................       25          7         --
Operating expenses..........................................      375         67         83
                                                              -------    -------    -------
Income before equity in undistributed earnings in the
  Bank......................................................    3,605      4,866      4,535
Equity in undistributed earnings of the Bank................   12,553      9,138      7,719
                                                              -------    -------    -------
NET INCOME..................................................  $16,158    $14,004    $12,254
                                                              =======    =======    =======

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
Dollars in thousands

                                                                2000       1999       1998
                                                              --------    -------    -------
OPERATING ACTIVITIES:
Net income..................................................  $ 16,158    $14,004    $12,254
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Equity in undistributed earnings of the Bank..............   (12,553)    (9,138)    (7,719)
  Increase (decrease) in other liabilities..................        83         12       (303)
  (Increase) decrease in other assets.......................        26        (21)         2
  Other changes, net........................................         2         --         --
                                                              --------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     3,716      4,857      4,234
                                                              --------    -------    -------
INVESTING ACTIVITIES:
Proceeds from sales of equity securities....................       275         --         --
Purchase of equity securities...............................       (23)      (184)        --
                                                              --------    -------    -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES............       252       (184)        --
                                                              --------    -------    -------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and sale of treasury
  stock.....................................................     2,367      2,324        908
Acquisition of treasury stock...............................    (1,436)    (2,443)    (1,456)
Cash dividends paid.........................................    (5,211)    (4,270)    (3,461)
                                                              --------    -------    -------
NET CASH USED IN FINANCING ACTIVITIES.......................    (4,280)    (4,389)    (4,009)
                                                              --------    -------    -------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS..............      (312)       284        225
Cash and due from banks, beginning of year..................       520        236         11
                                                              --------    -------    -------
Cash and due from banks, end of year........................  $    208    $   520    $   236
                                                              ========    =======    =======

                    MANAGEMENT'S REPORT TO THE STOCKHOLDERS

January 29, 2001

To the Stockholders of Hudson Valley Holding Corp.

CONSOLIDATED FINANCIAL STATEMENTS

     The management of Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank, (collectively the "Company"), is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and, as such, include amounts based on informed judgments and estimates made by management.

     The consolidated financial statements have been audited by an independent accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of the stockholders, the Board of Directors and committees of the Board. Management believes all representations made to the independent auditors during their audit were valid and appropriate.

INTERNAL CONTROL

     Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with generally accepted accounting principles and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (Call Report Instructions). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in The United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in The United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions, as of December 31, 2000.

AUDIT COMMITTEE

     The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors, which selection is then ratified by the stockholders. The Audit Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

     Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and Federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

     Management assessed Hudson Valley Bank's compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Hudson Valley Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2000.

      James J. Landy               Stephen R. Brown
        President &        Senior Executive Vice President,
  Chief Executive Officer     Chief Operating Officer &
                               Chief Financial Officer

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Hudson Valley Holding Corp.

     We have examined management's assertion, included in the accompanying Management's Report to Stockholders, that Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank (collectively the "Company") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in The United States of America and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 2000 based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO report). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control, and performing, such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

     Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in The United States of America and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 2000, is fairly stated, in all material respects, based on the criteria established in the COSO report.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
January 29, 2001

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1. Financial Statements

     The following financial statements of the Company are included in this document in Item 8 -- Financial Statements and Supplementary Data:

     - Independent Auditors' Report

     - Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

     - Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

     - Consolidated Balance Sheets at December 31, 2000 and 1999

     - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

     - Notes to Consolidated Financial Statements

(A)2. Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(B) Reports on Form 8-K Filed During the Quarter ended December 31, 2000

     None

(C) Exhibits Required by Securities and Exchange Commission Regulation S-K

NUMBER                          EXHIBIT TITLE
------                          -------------
         Amended and Restated Certificate of Incorporation of Hudson
         Valley Holding Corp.(1)
  3.1
         By-Laws of Hudson Valley Holding Corp.(1)
  3.2
         Specimen of Common Stock Certificate(1)
  3.3
         Specimen Stock Restriction Agreement Between the Company and
         a Shareholder Granted Stock Options(1)
  4.1
         Specimen Stock Restriction Agreement Between the Company and
         a Shareholder who Acquired Such Shares from a Shareholder
         Subject to the Agreement(1)
  4.2
         Hudson Valley Bank Directors' Retirement Plan*(1)
 10.1
         Hudson Valley Bank Restated and Amended Supplemental
         Retirement Plan, effective
         December 1, 1995*(1)
 10.2
         Hudson Valley Bank Supplemental Retirement Plan of 1997*(1)
 10.3
         1992 Stock Option Plan*(1)
 10.4
         Specimen Non-Statutory Stock Option Agreement*(1)
 10.5

NUMBER                          EXHIBIT TITLE
------                          -------------
         Specimen Incentive Stock Option Agreement*(1)
 10.6
         Consulting Agreement Between the Company and Director John
         A. Pratt, Jr.*(1)
 10.7
         Statements re: Computation of Per Share Earnings(2)
   11
         Subsidiaries of the Company(2)
   21
         Consents of Experts and Counsel(2)
   23

---------------
 *  Management compensation plan

(1) Incorporated herein by reference in this document to the Registration Statement on Form 10 initially filed on May 1, 2000

(2) Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HUDSON VALLEY HOLDING CORP.

March 29, 2001                            By: /s/ JAMES J. LANDY
                                            ------------------------------------
                                            James J. Landy
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2001 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES J. LANDY
------------------------------------------------------
James J. Landy
President, Chief Executive Officer and Director

/s/ STEPHEN R. BROWN
------------------------------------------------------
Stephen R. Brown
Senior Executive Vice President, Chief Operating
Officer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ WILLIAM E. GRIFFIN
------------------------------------------------------
William E. Griffin
Chairman of the Board and Director

/s/ JAMES M. COOGAN
------------------------------------------------------
James M. Coogan
Director

/s/ GREGORY F. HOLCOMBE
------------------------------------------------------
Gregory F. Holcombe
Director

/s/ ANGELO R. MARTINELLI
------------------------------------------------------
Angelo R. Martinelli
Director

/s/ RONALD F. POE
------------------------------------------------------
Ronald F. Poe
Director

/s/ JOHN A. PRATT, JR.
------------------------------------------------------
John A. Pratt, Jr.
Director

/s/ CECILE D. SINGER
------------------------------------------------------
Cecile D. Singer
Director

/s/ CRAIG S. THOMPSON
------------------------------------------------------
Craig S. Thompson
Director