Form 10-Q
period 2001-03-31
HUDSON VALLEY HOLDING CORP
filed 2001-05-15
CIK 722256

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001

                           COMMISSION FILE NO. 030525

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING AT
                    CLASS                                        MAY 11, 2001
                    -----                                       --------------
   Common stock, par value $0.20 per share                        4,741,456

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          --------
PART I -- FINANCIAL INFORMATION

  ITEM 1  FINANCIAL STATEMENTS........................................        2
  ITEM 2  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................        9
  ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................       18
PART II -- OTHER INFORMATION

  ITEM 6  EXHIBITS AND REPORTS ON FORM 8 K............................       19
SIGNATURES............................................................       20

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Interest Income:
  Loans, including fees.....................................  $12,057    $ 9,518
  Securities:
     Taxable................................................    9,122      9,127
     Exempt from Federal income taxes.......................    1,790      1,658
Federal funds sold..........................................      148        152
                                                              -------    -------
          Total interest income.............................   23,117     20,455
                                                              -------    -------
Interest Expense:
  Deposits..................................................    6,376      5,244
  Securities sold under repurchase agreements and other
     short term borrowings..................................    2,247      2,873
  Other borrowings..........................................    1,454      1,116
                                                              -------    -------
          Total interest expense............................   10,077      9,233
                                                              -------    -------
Net Interest Income.........................................   13,040     11,222
Provision for loan losses...................................      350        350
                                                              -------    -------
Net interest income after provision for loan losses.........   12,690     10,872
                                                              -------    -------
Non Interest Income:
  Service charges...........................................      284        277
  Realized gain on security transactions, net...............       19         --
  Other income..............................................      327        349
                                                              -------    -------
          Total non interest income.........................      630        626
                                                              -------    -------
Non Interest Expense:
  Salaries and employees benefits...........................    3,374      3,499
  Occupancy.................................................      568        549
  Professional services.....................................      471        618
  Equipment.................................................      415        443
  Business development......................................      258        238
  FDIC assessment...........................................       43         42
  Other operating expenses..................................      940        947
                                                              -------    -------
          Total non interest expense........................    6,069      6,336
                                                              -------    -------
Income Before Income Taxes..................................    7,251      5,162
Income Taxes................................................    2,016      1,368
                                                              -------    -------
Net Income..................................................  $ 5,235    $ 3,794
                                                              =======    =======
Basic Earnings Per Common Share.............................  $  1.11    $  0.81
Diluted Earnings Per Common Share...........................  $  1.08    $  0.79

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Net Income..................................................  $ 5,235     $3,794
                                                              -------     ------
Other comprehensive income, net of tax:
  Unrealized holding gain on securities available for sale
     arising during the period..............................    9,049      1,346
  Income tax effect.........................................   (3,755)      (551)
                                                              -------     ------
                                                                5,294        795
Reclassification adjustment for net gain realized on
  securities available for sale.............................      (19)        --
Income tax effect...........................................        8         --
                                                              -------     ------
                                                                  (11)        --
                                                              -------     ------
Unrealized holding gain on securities, net..................    5,283        795
                                                              -------     ------
Comprehensive Income........................................  $10,518     $4,589
                                                              =======     ======

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                   DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Cash and due from banks.....................................  $   28,552      $   30,420
Federal funds sold..........................................       9,200           7,300
Securities available for sale, at estimated fair value
  (amortized cost of $667,258 in 2001 and $654,693 in
  2000).....................................................     676,625         655,029
Federal Home Loan Bank of New York (FHLB) Stock.............       9,461           9,461
Loans (net of allowance for loan losses of $5,165 in 2001
  and $4,816 in 2000).......................................     539,467         506,101
Receivable for securities sold..............................          --          44,326
Accrued interest and other receivables......................      12,491          14,604
Premises and equipment, net.................................      13,114          13,345
Other real estate owned.....................................       2,103           2,117
Other assets................................................       8,035           7,267
                                                              ----------      ----------
          TOTAL ASSETS......................................  $1,299,048      $1,289,970
                                                              ==========      ==========
LIABILITIES
Deposits:
  Non interest-bearing......................................  $  268,595      $  274,738
  Interest-bearing..........................................     602,356         604,837
                                                              ----------      ----------
          Total deposits....................................     870,951         879,575
Securities sold under repurchase agreements and other
  short-term borrowings.....................................     147,198         197,872
Other borrowings............................................     159,205          87,959
Payable for securities purchased............................          --          14,913
Deferred income taxes, net..................................       5,103           1,652
Accrued interest and other liabilities......................      14,166          14,654
                                                              ----------      ----------
          TOTAL LIABILITIES.................................   1,196,623       1,196,625
                                                              ----------      ----------
STOCKHOLDERS' EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares;
  outstanding 4,724,475 and 4,702,660 shares in 2001 and
  2000, respectively........................................       1,121           1,114
Additional paid-in capital..................................     105,425         104,825
Retained earnings...........................................      13,040           9,279
Accumulated other comprehensive income (loss)...............       4,763            (520)
Treasury stock, at cost.....................................     (21,924)        (21,353)
                                                              ----------      ----------
          Total stockholders' equity........................     102,425          93,345
                                                              ----------      ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,299,048      $1,289,970
                                                              ==========      ==========

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                   DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                               ACCUMULATED
                                     NUMBER OF                        ADDITIONAL                  OTHER
                                      SHARES      COMMON   TREASURY    PAID-IN     RETAINED   COMPREHENSIVE
                                    OUTSTANDING   STOCK     STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                                    -----------   ------   --------   ----------   --------   -------------   --------
Balance at January 1, 2001........   4,702,660    $1,114   $(21,353)   $104,825    $ 9,279       $ (520)      $ 93,345
  Net income......................                                                   5,235                       5,235
  Exercise of stock options.......      36,983        7                     583                                    590
  Purchase of treasury stock......     (16,587)                (606)                                              (606)
  Sale of treasury stock..........       1,419                   35          17                                     52
  Cash dividend...................                                                  (1,474)                     (1,474)
  Net unrealized gain on
     securities available for
     sale.........................                                                                5,283          5,283
                                     ---------    ------   --------    --------    -------       ------       --------
Balance at March 31, 2001.........   4,724,475    $1,121   $(21,924)   $105,425    $13,040       $4,763       $102,425
                                     =========    ======   ========    ========    =======       ======       ========

                                                                                                 ACCUMULATED
                                       NUMBER OF                        ADDITIONAL                  OTHER
                                        SHARES      COMMON   TREASURY    PAID-IN     RETAINED   COMPREHENSIVE
                                      OUTSTANDING   STOCK     STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                                      -----------   ------   --------   ----------   --------   -------------   -------
Balance at January 1, 2000..........   4,223,599    $1,011   $(20,083)   $87,011     $13,955      $(13,584)     $68,310
  Net income........................                                                   3,794                      3,794
  Exercise of stock options.........      28,435        6                    580                                    586
  Purchase of treasury stock........     (11,088)                (355)                                             (355)
  Sale of treasury stock............       1,023                   25          7                                     32
  Cash dividend.....................                                                  (1,228)                    (1,228)
  Net unrealized gain on securities
     available for sale.............                                                                   795          795
                                       ---------    ------   --------    -------     -------      --------      -------
Balance at March 31, 2000...........   4,241,969    $1,017   $(20,413)   $87,598     $16,521      $(12,789)     $71,934
                                       =========    ======   ========    =======     =======      ========      =======

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES:
Net income..................................................  $  5,235    $  3,794
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................       350         350
  Depreciation and amortization.............................       420         431
  Realized gain on security transactions, net...............       (19)         --
  Amortization of premiums on securities, net...............        69          74
Deferred tax benefit........................................      (297)       (546)
Increase in deferred loan fees..............................         4          62
(Increase) decrease in accrued interest and other
  receivables...............................................     2,113      (1,383)
(Increase) decrease in other assets.........................      (768)         12
Increase (decrease) in accrued interest and other
  liabilities...............................................      (488)      2,004
Other changes, net..........................................        16         (28)
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     6,635       4,770
                                                              --------    --------
INVESTING ACTIVITIES:
Net (increase) decrease in short-term investments...........    (1,900)     14,400
Increase in FHLB stock......................................        --        (100)
Proceeds from maturities of securities available for sale...    55,216      14,030
Purchases of securities available for sale..................   (67,832)    (27,596)
Decrease in receivable for securities sold..................    44,326          --
Decrease in payable for securities purchased................   (14,913)         --
Net increase in loans.......................................   (33,721)    (11,090)
Net purchases of premises and equipment.....................      (189)       (165)
                                                              --------    --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (19,013)    (10,521)
                                                              --------    --------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................       590         586
Proceeds from sale of treasury stock........................        52          32
(Increase) decrease in deposits.............................    (8,624)     35,666
Cash dividends paid.........................................    (1,474)     (1,228)
Repayment of other borrowings...............................        (4)    (10,500)
Proceeds from other borrowings..............................    71,250          --
Net decrease in securities sold under repurchase agreements
  and short-term borrowings.................................   (50,674)    (20,885)
Acquisition of treasury stock...............................      (606)       (355)
                                                              --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    10,510       3,316
                                                              --------    --------
DECREASE IN CASH AND DUE FROM BANKS.........................    (1,868)     (2,435)
Cash and due from banks, beginning of period................    30,420      26,185
                                                              --------    --------
Cash and due from banks, end of period......................  $ 28,552    $ 23,750
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES:
Interest paid...............................................  $ 10,328    $  8,809
Income tax payments.........................................     3,311          --
Change in unrealized gain on securities available for
  sale -- net of tax........................................     5,283         795

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING DISCLOSURES

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2001 and December 31, 2000 and the results of its operations, comprehensive income, cash flows and changes in stockholders' equity for the three month period ended March 31, 2001 and 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and predominant practices used within the banking industry. Certain information and note disclosures normally included in annual financial statements have been omitted.

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

     These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2000 and notes thereto.

     Intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

     Accounting For Derivative Instruments and Hedging Activities -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statements No. 133" (collectively SFAS No. 133.) SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 on January 1, 2001. The Company has two interest rate floor contracts, $25 million with a 4.5% strike rate and $25 million with a 4.0% strike rate, which do not qualify for hedge accounting under SFAS 133. Accordingly, the contracts were accounted for at fair value with the resulting net gain of $185,000 included in other income as of March 31, 2001. Under prior accounting, these contracts were

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY accounted for as hedges, with the premiums paid for them being amortized against interest income over the life of the contracts. Neither contract was accruing any interest during the first quarter of 2001, as the reference rates for the contracts were higher than the strike rates.

     Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities -- In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. SFAS No. 140 revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishment of liabilities, providing consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers, servicing or extinguishments occurring after March 31, 2001, except for certain provisions relating to the accounting and disclosure for secured borrowings and collateral for which the effective date was December 15, 2000. The adoption of the effective provisions of this statement as of December 15, 2000, and the remaining provisions as of April 1, 2001, did not have a material impact on the Company's financial position or results of operations.

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         2001           2000
                                                      -----------    -----------
                                                      (000'S EXCEPT SHARE DATA)
Numerator:
  Net income available to common shareholders for
     basic and diluted earnings per share...........  $    5,235     $    3,794
Denominator:
  Denominator for basic earnings per common share --
     weighted average shares........................   4,719,988      4,664,459
  Effect of diluted securities:
       Stock options................................     116,625        108,814
                                                      ----------     ----------
Denominator for dilutive earnings per common share--
  adjusted weighted average shares..................   4,836,613      4,773,273
                                                      ==========     ==========
Basic earnings per common share.....................  $     1.11     $     0.81
Diluted earnings per common share...................  $     1.08     $     0.79

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section presents discussion and analysis of the Company's consolidated financial condition at March 31, 2001 and consolidated results of operations for the three month period ended March 31, 2001 and March 31, 2000. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank's subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp. and HVB Leasing Corp. (collectively the "Bank"). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company's Annual Report on Form 10K.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 AND MARCH 31, 2000

  Summary of Results

     The Company reported net income of $5.2 million for the three month period ended March 31, 2001. This compares to $3.8 million for the three month period ended March 31, 2000. The increase in net income in the three month period ended March 31, 2001 compared to the same period in the prior year was primarily due to higher net interest income, higher non interest income, lower non interest expense, offset by a higher effective tax rate.

     Diluted earnings per share were $1.08 for the three month period ended March 31, 2001. This compares to $0.79 per share for the three month period ended March 31, 2000. On this basis, diluted earnings per share increased $0.29 or 36.7 percent. Annualized return on average equity (excluding the available for sale securities unrealized gain in 2001 and loss in 2000) was 22.49 percent for the three month period ended March 31, 2001 compared to 18.55 percent for the three month period ended March 31, 2000. Annualized return on average assets for the three month period ended March 31, 2001 was 1.66 percent. This compares to 1.31 percent for the three month period ended March 31, 2000.

  Average Balances and Interest Rates

     The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2001 and March 31, 2000, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 34 percent.

                                                              THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------------------------------------
                                                         2001                              2000
                                            -------------------------------   -------------------------------
                                             AVERAGE                YIELD/     AVERAGE                YIELD/
                                             BALANCE     INTEREST   RATE(3)    BALANCE     INTEREST   RATE(3)
                                            ----------   --------   -------   ----------   --------   -------
                                                                (000'S EXCEPT PERCENTAGE)
ASSETS
  Federal funds sold......................  $   10,722   $   148     5.52%    $   10,727   $   152     5.67%
  Securities:(1)
    Taxable...............................     533,219     9,122     6.84        540,249     9,127     6.76
    Exempt from Federal income taxes......     144,977     2,712     7.48        135,548     2,512     7.41
    Loans, net(2).........................     514,036    12,057     9.38        418,378     9,518     9.10
                                            ----------   -------              ----------   -------
         Total interest earning assets....   1,202,954    24,039     7.99%     1,104,902    21,309     7.71%
                                            ----------   -------              ----------   -------
Non interest earning assets:
  Cash and due from banks.................      29,891                            27,092
  Other assets............................      44,826                            34,909
                                            ----------                        ----------
         Total non interest earning
           assets.........................      74,717                            62,001
                                            ----------                        ----------
         Total assets.....................  $1,277,671                        $1,166,903
                                            ==========                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
    Money market..........................  $  145,123   $   972     2.68%    $  142,268   $ 1,006     2.83%
    Savings...............................      52,043       197     1.51         51,471       199     1.55
    Time..................................     363,753     4,997     5.49        292,277     3,857     5.28
    Checking with interest................      59,296       210     1.42         58,356       182     1.25
    Securities sold under repurchase
       agreements and other short-term
       borrowings.........................     165,856     2,247     5.42        209,791     2,873     5.48
    Other borrowings......................     108,138     1,454     5.38         79,057     1,116     5.65
                                            ----------   -------              ----------   -------
         Total interest bearing
           liabilities....................     894,209    10,077     4.51%       833,220     9,233     4.43%
                                            ----------   -------              ----------   -------
Non interest bearing liabilities:
  Demand deposits.........................     269,311                           239,522
  Other liabilities.......................      19,768                            11,896
                                            ----------                        ----------
         Total non interest bearing
           liabilities....................     289,079                           251,418
                                            ----------                        ----------
Stockholders' equity(1)...................      94,383                            82,265
                                            ----------                        ----------
         Total liabilities and
           stockholders' equity(1)........  $1,277,671                        $1,166,903
                                            ==========                        ==========
Net interest earnings.....................               $13,962                           $12,076
                                                         =======                           =======
Net yield on interest earning assets......                           4.64%                             4.37%

---------------
(1) Excludes unrealized gains (losses) on securities available for sale
(2) Includes loans classified as non-accrual
(3) Effect of adjustment to a tax equivalent basis was $922 and $854 for the three months ended March 31, 2001 and March 31, 2000, respectively.

  Interest Differential

     The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income during the three month period ended March 31, 2001 and 2000.

                                                              THREE MONTH PERIOD INCREASE
                                                              (DECREASE) DUE TO CHANGE IN
                                                              ---------------------------
                                                              VOLUME    RATE     TOTAL(1)
                                                              ------   -------   --------
                                                                        (000'S)
Interest income:
  Federal funds sold........................................  $    0   $    (4)   $   (4)
  Securities:
     Taxable................................................    (119)      114        (5)
     Exempt from Federal income taxes(2)....................     175        25       200
     Loans, net.............................................   2,176       363     2,539
                                                              ------   -------    ------
          Total interest income.............................   2,232       498     2,730
                                                              ------   -------    ------
Interest expense:
  Deposits:
     Money market...........................................  $   20   $   (54)   $  (34)
     Savings................................................       2        (4)       (2)
     Time...................................................     943       197     1,140
     Checking with interest.................................       3        25        28
     Securities sold under repurchase agreements and other
      short-term borrowings.................................    (602)      (24)     (626)
     Other borrowings.......................................     411       (73)      338
                                                              ------   -------    ------
          Total interest expense............................     777        67       844
                                                              ------   -------    ------
Increase in interest differential...........................  $1,455   $   431    $1,886
                                                              ======   =======    ======

---------------
(1) Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2) Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 34 percent.

  Net Interest Income

     Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. For the three month period ended March 31, 2001, net interest income, on a tax equivalent basis, increased 15.6 percent to $14.0 million from $12.1 million in the prior year period. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities for the three month period ended March 31, 2001 to $308.7 million from $271.7 million in the prior year period.

     Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in securities and loans plus rate increases in all asset categories contributed to the higher interest income in the current year period as compared to the same period in the prior year. For the three month period ended March 31, 2001, average interest earning assets increased 8.9 percent to $1,202.9 million from $1,104.9 million in the prior year period. Interest income, on a tax equivalent basis, for the three month period ended March 31, 2001, increased 12.8 percent to $24.0 million from $21.3 million in the prior year period.

     Average total securities increased $2.4 million, or 0.4 percent to $678.2 million for the three month period ended March 31, 2001 compared to $675.8 million in the prior year period. This increase in average total securities in the current year period, as compared to the same period in the prior year, was principally the result of management's efforts to effectively leverage capital. Interest income on securities increased in the current year period due to higher volume and higher aggregate rates.

     Average net loans increased $95.6 million, or 22.9 percent to $514.0 million for the three month period ended March 31, 2001 compared to $418.4 million in the prior year period. This increase in average net loans reflects management's greater emphasis on making new loans, more effective market penetration and continuing strong economic conditions in the Company's primary market. Interest income on net loans increased in the current year period due to higher volume and higher aggregate rates.

     Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three month period ended March 31, 2001 increased 9.1 percent to $10.1 million from $9.2 million in the prior year period. For the three month period ended March 31, 2001, average balances in all deposit categories increased compared to the prior year period. Deposits increased from existing customers and new customers. In addition, time deposits increased, principally from municipalities, which are obtained on a bid basis. These funds were either invested in loans and securities or used to reduce other borrowings. The average amount of non interest bearing demand deposits, which increased 12.4 percent to $269.3 million from $239.5 million in the prior year period, is an important component of the Company's liability management and has a direct impact on the determination of net interest income. Interest rates paid on average money market accounts, time deposits and borrowings decreased in the current year period compared to the prior year period due to a lower interest rate environment. Savings accounts and checking with interest accounts were not as sensitive to general interest rate changes and, therefore, the rates on these deposits showed only small changes during these periods.

     The interest rate spread on a tax equivalent basis for the three month period ended March 31, 2001 and 2000 is as follows:

                                                              THREE MONTH
                                                              PERIOD ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Average interest rate on:
  Total average interest earning assets.....................  7.99%   7.71%
  Total average interest bearing liabilities................  4.51    4.43
  Total interest rate spread................................  3.48    3.28

     Higher overall yields on interest earning assets offset by higher rates on interest bearing liabilities, resulting from: a shifting of funding to higher rate deposits and borrowings; and loans, the highest yielding asset category, growing as a component of total interest earning assets, increased the interest rate spread in the current year period compared to the prior year period. Management cannot predict what impact market conditions will have on the Company's interest rate spread and compression in net interest rate spread may occur. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs.

  Provisions for Loan Losses

     The Bank recorded a provision for loan losses of $350,000 for each of the three month periods ended March 31, 2001 and 2000. The provision for loan losses is charged to income to bring the Bank's allowance for loan losses to a level deemed appropriate by management. See "Financial Condition" for further discussion.

  Non Interest Income

     Non interest income for the three month period ended March 31, 2001 increased 0.6 percent to $630,000 from $626,000 in the prior year period.

     Service charges for the three month period ended March 31, 2001 increased
2.5 percent to $284,000 from $277,000 in the prior year period. This increase reflects a higher level of fees charged and increased activity.

     Other income for the three month period ended March 31, 2001 decreased 6.3 percent to $327,000 from $349,000 in the prior year period. Other income for March 2001 included a gain of $185,000 related to SFAS No. 133, while other income for March 2000 included a gain of $233,000 related to the sale of a former branch location. The remaining increase was principally the result of an increase in transaction fees.

  Non Interest Expense

     Non interest expense for the three month period ended March 31, 2001 decreased 4.2 percent to $6.1 million from $6.3 million in the prior year period. This resulted from decreases in salaries and employee benefits, professional services, equipment expense, and other operating expense, partially offset by increases in business development expense and occupancy expense.

     Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2001 decreased 3.6 percent to $3.4 million from $3.5 million in the prior year period. This decrease resulted from reductions in outside services for temporary staff and recruiting, increases in amounts of salary deferred in connection with loan originations offset by increased staff to accommodate the growth in loans, as well as merit increases and higher costs of employee benefit plans.

     Occupancy expense for the three month period ended March 31, 2001 increased
3.5 percent to $568,000 from $549,000 in the prior year period. This increase reflects rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company's facilities.

     Professional services for the three month period ended March 31, 2001 decreased 23.8 percent to $471,000 from $618,000 in the prior year period. The higher expense in the prior year period resulted from professionals engaged to assist with first-time filings with the Securities and Exchange Commission and to review certain operating functions.

     Equipment expense for the three month period ended March 31, 2001 decreased
6.3 percent to $415,000 from $443,000 in the prior year period. This decrease reflects lower depreciation and other costs associated with the Company's in-house computer systems.

     Business development expense for the three month period ended March 31, 2001 increased 8.4 percent to $258,000 from $238,000 during the same period in the prior year. This change reflects costs associated with increased general promotion of products and services as well as expanded business development efforts.

     The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three month period ended March 31, 2001 increased 2.4 percent to $43,000 from $42,000 in the prior year period. This increase resulted from an increase in the Bank's deposits subject to FDIC assessment.

     Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2001 compared to March 31, 2000, were due to the following:

     - Decrease of $25,000 (17.6%) in stationery and printing costs, primarily due to the timing of purchases of certain supplies.

     - Increase of $21,000 (24.6%) in courier expense due to increased customer utilization of the service and an increase in costs of such service.

     - Increase of $15,000 (8.3%) in outside services due to increased data processing costs, bank charges and clearing house fees.

     - Increase of $3,000 (7.3%) in other loan expense principally due to increased costs associated with credit checking.

  Income Taxes

     Income taxes for the three month period ended March 31, 2001 increased $648,000, compared to the prior year period. The effective tax rate was 27.8 percent for the current year period compared to 26.5 percent in the prior year period. The increase in the effective tax rate reflects an increase in income subject to tax largely due to the decrease in tax exempt income as a percentage of total interest income.

FINANCIAL CONDITION

     At March 31, 2001, the Company had total assets of $1,299.0 million, an increase of $0.9 million, or 0.7 percent, from the $1,290.0 million at December 31, 2000.

     The securities portfolio includes securities available for sale of $676.6 million and $655.0 million at March 31, 2001, and December 31, 2000, respectively. The portfolio also includes Federal Home Loan Bank of New York
(FHLB) stock, which totaled $9.5 million at the end of both periods.

     The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at March 31, 2001 (the Company had no securities classified as held to maturity at March 31, 2001):

                                                                    GROSS UNREALIZED
                                                      AMORTIZED    ------------------    ESTIMATED
                                                        COST        GAINS      LOSSES    FAIR VALUE
                                                      ---------    --------    ------    ----------
                                                                         (000'S)
U.S. Treasury and government agencies...............  $216,532     $ 1,405      $313      $217,624
Mortgage-backed securities..........................   299,878       2,835       508       302,205
Obligations of state and political subdivisions.....   146,264       5,688        16       151,936
Other debt securities...............................     3,733          22       104         3,651
                                                      --------     -------      ----      --------
Total debt securities...............................   666,407       9,950       941       675,416
Equity securities...................................       851         358        --         1,209
                                                      --------     -------      ----      --------
          Total.....................................  $667,258     $10,308      $941      $676,625
                                                      ========     =======      ====      ========

     During the three months ended March 31, 2001, U.S. Treasury and government agency obligations decreased $5.6 million to $217.6 million due to purchases of $28.2 million and other increases of $3.6 million, offset by maturities of $37.4 million. The purchases were made based upon the attractive yield available in the market.

     Mortgage-backed securities, including collateralized mortgage obligations (CMO's), increased $21.4 million during the period to $302.2 at March 31, 2001. The increase was due to purchases of $33.9 million and other increases of $3.0 million, offset by principal paydowns and redemptions of $15.5 million. These purchases were fixed and variable rate mortgage-backed securities with average lives of less than ten years at the time of purchase.

     Obligations of state and political subdivisions increased $4.5 million during the period to $151.9 million due to purchases of $4.5 million, maturities of $2.3 million and other increases of $2.3 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

     The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $5.6 million at March 31, 2001 comprised primarily of obligations of municipalities located within the Company's market area.

     Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders' equity at March 31, 2001.

     Total loans were $546.0 at March 31, 2001 compared to $512.3 million at December 31, 2000, reflecting a $33.7 million increase. This increase resulted principally from a $15.2 million increase in commercial real estate loans, a $7.2 million increase in residential real estate loans, a $5.5 million increase in commercial and industrial loans and a $7.5 million increase in construction loans, partially offset by a decrease of $1.7 million in lease financing and other loans.

     Major classifications of loans at March 31, 2001 and December 31, 2000 are as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
                                                                (000'S)
Real Estate:
  Commercial.........................................  $196,893       $181,735
  Construction.......................................    40,423         32,869
  Residential........................................   162,561        155,449
Commercial and industrial............................   116,109        110,555
Individuals..........................................     9,794         10,677
Lease financing......................................    20,194         20,970
                                                       --------       --------
          Total......................................   545,974        512,255
Deferred loan fees...................................    (1,342)        (1,338)
Allowance for loan losses............................    (5,165)        (4,816)
                                                       --------       --------
  Loans, net.........................................  $539,467       $506,101
                                                       ========       ========

     In March 2000, the Company ended its participation in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $20.2 million of such leases at March 31, 2001 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

     The following table summarizes the Company's non-accrual loans, loans past due 90 days or more and still accruing, restructured loans and other real estate owned (OREO) as of March 31, 2001 and December 31, 2000.

                                                       MARCH 31,     DECEMBER 31,
                                                          2001           2000
                                                       ----------    -------------
                                                       (000'S EXCEPT PERCENTAGES)
Non accrual loans at period end......................    $3,839         $4,584
OREO at period end...................................     2,103          2,117
Restructured loans at period end.....................        --             --
                                                         ------         ------
          Total nonperforming assets.................     5,942          6,701
Loans past due 90 days or more and still accruing....     1,406            469
Nonperforming assets to total assets at period end...      0.46%          0.52%

     Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $111,000 and $586,000 for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively. There was no interest income on these loans included in net income for the three month period ended March 31, 2001 and the year ended December 31, 2000.

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

     A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

                                                 MARCH 31,    CHANGE DURING    DECEMBER 31,
                                                   2001          PERIOD            2000
                                                 ---------    -------------    ------------
                                                                  (000'S)
Specific component.............................   $  118         $   (7)          $  125
Formula component..............................      422             31              391
Unallocated component..........................    4,625            325            4,300
                                                  ------         ------           ------

          Total allowance......................   $5,165                          $4,816
                                                  ======                          ======
Net change.....................................                     349
Net charge-offs................................                       1
                                                                 ------
Provision amount...............................                  $  350
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

     The change in the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the unallocated component for loan losses at March 31, 2001:

     - Credit quality -- Non-accrual loans and loans past due 90 days or more increased by $0.2 million. Certain of the loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

     - New loan products -- The Bank began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

     - Economic and business conditions -- Declining interest rates increased the general ability of borrowers to repay their loans, however, slowing economic growth could negatively effect the ability of certain borrowers to repay their loans, particularly commercial and industrial borrowers.

     As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $325,000 reflects our best estimate of probable losses which have been incurred as of March 31, 2001.

     Total deposits decreased $8.6 million for the three month period ended March 31, 2001 to $871.0 million, or 1.0 percent from $879.6 million at December 31, 2000.

     The following table presents a summary of deposits at March 31, 2001 and December 31, 2000.

                                                   MARCH 31,    DECEMBER 31,     INCREASE
                                                     2001           2000        (DECREASE)
                                                   ---------    ------------    ----------
                                                                   (000'S)
Demand deposits..................................  $268,595       $274,738       $(6,143)
Money market accounts............................   142,526        145,294        (2,768)
Savings accounts.................................    53,678         51,623         2,055
Time deposits of $100,000 or more................   283,897        288,094        (4,197)
Time deposits of less than $100,000..............    62,812         60,541         2,271
Checking with interest...........................    59,443         59,285           158
                                                   --------       --------       -------
                                                   $870,951       $879,575       $(8,624)
                                                   ========       ========       =======

     The decreases in non interest bearing demand deposits, time deposits of $100,000 or more and money market accounts reflects seasonal reductions which have been consistent with activity experienced by the Company in prior years. The increases in checking with interest, savings accounts and time deposits of less that $100,000 reflect new customer relationships and increased account activity.

     Total borrowings increased $20.6 million to $306.4 million at March 31, 2001 from $285.8 million at December 31, 2000. This overall increase in borrowings resulted from growth in loans and securities and slight reductions in deposits.

     Stockholders' equity increased $9.1 million to $102.4 million at March 31, 2001 from $93.3 million at December 31, 2000. Increases in stockholders' equity resulted from:

     - Net income of $5.2 million for the three months ended March 31, 2001

     - $0.6 million of stock options exercised

     - $0.1 million of treasury stock sales

     - $5.3 million unrealized gain on securities available for sale

     Decreases in stockholders' equity resulted from:

     - $0.6 million treasury stock purchases

     - $1.5 million cash dividend paid on common stock

     The Company's and the Bank's capital ratios at March 31, 2001 and December 31, 2000 are as follows:

                                                                               MINIMUM FOR
                                                                                 CAPITAL
                                                  MARCH 31,    DECEMBER 31,     ADEQUACY
                                                    2001           2000         PURPOSES
                                                  ---------    ------------    -----------
Leverage ratio:
  Company.......................................     7.5%           7.3%           4.0%
  Bank..........................................     7.5            7.4            4.0
Tier 1 capital:
  Company.......................................    14.7           14.8            4.0
  Bank..........................................    14.8           14.9            4.0
Total capital:
  Company.......................................    15.5           15.6            8.0
  Bank..........................................    15.6           15.7            8.0

     The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the "well capitalized" category at March 31, 2001 and December 31, 2000.

     The Bank's liquid assets, at March 31, 2001, include cash and due from banks of $28.6 million and Federal funds sold of $9.2 million. Other sources of liquidity at March 31, 2001 include maturities and principal and interest payments on loans and securities, comprised of approximately $105 million of loans maturing in one year or less, and approximately $204 million of securities having contractual maturities or expected call dates or average lives of one year or less. In addition, at March 31, 2001, the Bank had an available borrowing capacity of approximately $70 million from the FHLB, $25 million under three Federal funds purchased facilities, $60 million available under Retail CD Brokerage Agreements and had securities totaling approximately $29 million that could be sold under agreements to repurchase.

FORWARD-LOOKING STATEMENTS

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2001. The Company cautions that those forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts or estimated fair value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk at December 31, 2000 were previously reported in the Company's Annual Report on Form 10K. There have been no material changes in the Company's market risk exposure at March 31, 2001 compared to December 31, 2000.

     The Company's primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

     All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments extensively. However, two interest rate floor contracts with a combined notional amount of $50 million were in place as of March 31, 2001 to manage the Company's interest rate exposure. The Company did not enter into any new derivative financial instruments during the three months ended March 31, 2001.

     The Company uses two methods to evaluate market risk to changes in interest rates, a "Static Gap" analysis and a simulation analysis of the impact of changes in interest rates on the Company's net interest income. Both methods show the Company's net interest income declining if interest rates gradually rise.

     The Company's 'Static Gap" at March 31, 2001 was negative $97 million in the one year time frame.

     The Company's policy limit on interest rate risk has remained unchanged since December 31, 2000. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2001.

                                              PERCENTAGE CHANGE IN
                                          ESTIMATED NET INTEREST INCOME
GRADUAL CHANGE IN INTEREST RATES               FROM MARCH 31, 2001         POLICY LIMIT
--------------------------------          -----------------------------    ------------
+200 basis points.......................              (3.5)%                   (5.0)%
-200 basis points.......................               2.4%                    (5.0)%

     The percentage change in estimated net interest income in the +200 and -200 basis points scenario is within the Company's policy limits.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (B) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                          HUDSON VALLEY HOLDING CORP.

                                          By: /s/ STEPHEN R. BROWN
                                            ------------------------------------
                                            Stephen R. Brown
                                            Senior Executive Vice President,
                                              Chief Operating
                                            Officer, Chief Financial Officer

May 15, 2001