Form 10-Q
period 2001-06-30
HUDSON VALLEY HOLDING CORP
filed 2001-08-14
CIK 722256

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

FOR THE QUARTER ENDED JUNE 30, 2001

                           COMMISSION FILE NO. 030525

                            ------------------------

                          HUDSON VALLEY HOLDING CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        NEW YORK                                                 13-3149845
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AT
                    CLASS                                      AUGUST 8, 2001
                    -----                                      --------------
   Common stock, par value $0.20 per share                       4,763,458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE
                                                              NO.
                                                              ----
PART I -- FINANCIAL INFORMATION
  ITEM 1  FINANCIAL STATEMENTS..............................    2
  ITEM 2  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............   10
  ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.......................................   22

PART II -- OTHER INFORMATION
  ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................   23
  ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K..................   23

SIGNATURES..................................................   24

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Interest Income:
  Loans, including fees.....................................  $11,980    $10,182
  Securities:
     Taxable................................................    8,745      9,278
     Exempt from Federal income taxes.......................    1,803      1,711
     Federal funds sold.....................................      238        194
                                                              -------    -------
          Total interest income.............................   22,766     21,365
                                                              -------    -------
Interest Expense:
  Deposits..................................................    5,358      6,512
  Securities sold under repurchase agreements and other
     short-term borrowings..................................    1,495      1,969
  Other borrowings..........................................    2,074      1,415
                                                              -------    -------
          Total interest expense............................    8,927      9,896
                                                              -------    -------
Net Interest Income.........................................   13,839     11,469
Provision for loan losses...................................      710        350
                                                              -------    -------
Net interest income after provision for loan losses.........   13,129     11,119
                                                              -------    -------
Non Interest Income:
  Service charges...........................................      295        273
  Realized gain on security transactions, net...............        5         --
  Other income..............................................      140        132
                                                              -------    -------
          Total non interest income.........................      440        405
                                                              -------    -------
Non Interest Expense:
  Salaries and employee benefits............................    3,824      3,764
  Occupancy.................................................      571        547
  Professional services.....................................      644        725
  Equipment.................................................      605        421
  Business development......................................      273        171
  FDIC assessment...........................................       42         40
  Other operating expenses..................................    1,310        902
                                                              -------    -------
          Total non interest expense........................    7,269      6,570
                                                              -------    -------
Income Before Income Taxes..................................    6,300      4,954
Income Taxes................................................    2,100      1,313
                                                              -------    -------
Net Income..................................................  $ 4,200    $ 3,641
                                                              =======    =======
Basic Earnings Per Common Share.............................  $  0.89    $  0.77
Diluted Earnings Per Common Share...........................  $  0.87    $  0.75

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Interest Income:
  Loans, including fees.....................................  $24,037    $19,700
  Securities:
     Taxable................................................   17,867     18,405
     Exempt from Federal income taxes.......................    3,593      3,369
     Federal funds sold.....................................      386        346
                                                              -------    -------
          Total interest income.............................   45,883     41,820
                                                              -------    -------
Interest Expense:
  Deposits..................................................   11,734     11,756
  Securities sold under repurchase agreements and other
     short-term borrowings..................................    3,742      4,842
  Other borrowings..........................................    3,528      2,531
                                                              -------    -------
          Total interest expense............................   19,004     19,129
                                                              -------    -------
Net Interest Income.........................................   26,879     22,691
Provision for loan losses...................................    1,060        700
                                                              -------    -------
Net interest income after provision for loan losses.........   25,819     21,991
                                                              -------    -------
Non Interest Income:
  Service charges...........................................      579        550
  Realized gain on sales of securities, net.................       24         --
  Other income..............................................      467        481
                                                              -------    -------
          Total non interest income.........................    1,070      1,031
                                                              -------    -------
Non Interest Expense:
  Salaries and employee benefits............................    7,198      7,263
  Occupancy.................................................    1,139      1,096
  Professional services.....................................    1,115      1,343
  Equipment.................................................    1,020        864
  Business development......................................      531        409
  FDIC assessment...........................................       85         82
  Other operating expenses..................................    2,250      1,849
                                                              -------    -------
          Total non interest expense........................   13,338     12,906
                                                              -------    -------
Income Before Income Taxes..................................   13,551     10,116
Income Taxes................................................    4,116      2,681
                                                              -------    -------
Net Income..................................................  $ 9,435    $ 7,435
                                                              =======    =======
Basic Earnings Per Common Share.............................  $  2.00    $  1.58
Diluted Earnings Per Common Share...........................  $  1.95    $  1.54

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       -------------------    ------------------
                                                         2001       2000       2001       2000
                                                       --------    -------    -------    -------
Net Income...........................................  $ 4,200     $3,641     $ 9,435    $ 7,435
Other comprehensive income (loss), net of tax:
  Unrealized holding gain (loss) on securities
     available for sale arising during the period....   (2,956)     1,202       6,093      2,548
  Income tax effect..................................    1,228       (492)     (2,527)    (1,043)
                                                       -------     ------     -------    -------
                                                        (1,728)       710       3,566      1,505
                                                       -------     ------     -------    -------
  Reclassification adjustment for net gain realized
     on securities available for sale................       (5)        --         (24)        --
  Income tax effect..................................        1         --           9         --
                                                       -------     ------     -------    -------
                                                            (4)        --         (15)        --
                                                       -------     ------     -------    -------
Unrealized holding gain (loss) on securities.........   (1,732)       710       3,551      1,505
Comprehensive Income.................................  $ 2,468     $4,351     $12,986    $ 8,940
                                                       =======     ======     =======    =======

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
ASSETS
Cash and due from banks.....................................  $   33,114    $   30,420
Federal funds sold..........................................       6,500         7,300
Securities available for sale at estimated fair value
  (amortized cost of $676,061 in 2001 and $654,693 in
  2000).....................................................     682,467       655,029
Federal Home Loan Bank of New York (FHLB) Stock.............       9,461         9,461
Loans (net of allowance for loan losses of $5,905 in 2001
  and $4,816 in 2000........................................     566,420       506,101
Receivable for securities sold..............................          --        44,326
Accrued interest and other receivables......................      11,371        14,604
Premises and equipment, net.................................      12,511        13,345
Other real estate owned.....................................       2,081         2,117
Other assets................................................       7,788         7,267
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,331,713    $1,289,970
                                                              ==========    ==========
LIABILITIES
Deposits:
  Non interest-bearing......................................  $  298,700    $  274,738
  Interest-bearing..........................................     587,963       604,837
                                                              ----------    ----------
          Total deposits....................................     886,663       879,575
Securities sold under repurchase agreements and other
  short-term borrowings.....................................     164,222       197,872
Other borrowings............................................     159,200        87,959
Payable for securities purchased............................          --        14,913
Deferred income taxes, net..................................       3,527         1,652
Accrued interest and other liabilities......................      14,254        14,654
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,227,866     1,196,625
                                                              ----------    ----------
STOCKHOLDERS' EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares;
  outstanding 4,744,563 and 4,702,660 shares in 2001 and
  2000 respectively.........................................       1,127         1,114
Additional paid-in capital..................................     106,359       104,825
Retained earnings...........................................      15,626         9,279
Accumulated other comprehensive income (loss)...............       3,031          (520)
Treasury stock, at cost.....................................     (22,296)      (21,353)
                                                              ----------    ----------
          Total stockholders' equity........................     103,847        93,345
                                                              ----------    ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,331,713    $1,289,970
                                                              ==========    ==========

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                   DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                     ACCUMULATED
                           NUMBER OF                        ADDITIONAL                  OTHER
                            SHARES      COMMON   TREASURY    PAID-IN     RETAINED   COMPREHENSIVE
                          OUTSTANDING   STOCK     STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                          -----------   ------   --------   ----------   --------   -------------   --------
Balance at January 1,
  2001..................   4,702,660    $1,114   $(21,353)   $104,825    $ 9,279       $ (520)      $ 93,345
  Net income............                                                   9,435                       9,435
  Exercise of stock
     options............      64,925       13                   1,416                                  1,429
  Purchase of treasury
     stock..............     (30,863)              (1,139)                                            (1,139)
  Sale of treasury
     stock..............       7,841                  196          87                                    283
  Cash dividend.........                                                  (3,088)                     (3,088)
  Tax benefit from
     exercise of stock
     options............                                           31                                     31
  Net unrealized gain on
     securities
     available for
     sale...............                                                                3,551          3,551
                           ---------    ------   --------    --------    -------       ------       --------
Balance at June 30,
  2001..................   4,744,563    $1,127   $(22,296)   $106,359    $15,626       $3,031       $103,847
                           =========    ======   ========    ========    =======       ======       ========

                                                                                      ACCUMULATED
                            NUMBER OF                        ADDITIONAL                  OTHER
                             SHARES      COMMON   TREASURY    PAID-IN     RETAINED   COMPREHENSIVE
                           OUTSTANDING   STOCK     STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                           -----------   ------   --------   ----------   --------   -------------   -------
Balance at January 1,
  2000...................   4,223,599    $1,011   $(20,083)   $87,011     $13,955      $(13,584)     $68,310
  Net income.............                                                   7,435                      7,435
  Exercise of stock
     options.............      58,054       12                  1,416                                  1,428
  Purchase of treasury
     stock...............     (23,163)                (772)                                             (772)
  Sale of treasury
     stock...............       5,076                  124         41                                    165
  Cash dividend..........                                                  (2,549)                    (2,549)
  Net unrealized gain on
     securities available
     for sale............                                                                 1,505        1,505
                            ---------    ------   --------    -------     -------      --------      -------
Balance at June 30,
  2000...................   4,263,556    $1,023   $(20,731)   $88,468     $18,841      $(12,079)     $75,522
                            =========    ======   ========    =======     =======      ========      =======

                 See notes to consolidated financial statements

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES:
Net income..................................................  $  9,435    $  7,435
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................     1,060         700
  Depreciation and amortization.............................     1,023         855
  Realized gain on security transactions, net...............       (24)         --
  Amortization of premiums on securities, net...............       285         130
Deferred tax benefit........................................      (643)       (546)
(Increase) decrease in deferred loan fees, net..............      (265)        590
(Increase) decrease in accrued interest and other
  receivables...............................................     3,233      (1,122)
Increase in other assets....................................      (521)     (1,296)
Increase (decrease) in accrued interest and other
  liabilities...............................................      (400)      1,392
Other changes, net..........................................        67           1
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    13,250       8,139
                                                              --------    --------
INVESTING ACTIVITIES:
Net decrease in short-term investments......................       800       9,200
Increase in FHLB stock......................................        --        (100)
Proceeds from maturities of securities available for sale...   131,403      28,771
Purchases of securities available for sale..................  (153,033)    (52,548)
Decrease in receivable for securities sold..................    44,326          --
Decrease in payable for securities purchased................   (14,913)         --
Net increase in loans.......................................   (61,114)    (33,742)
Net purchases of premises and equipment.....................      (189)       (406)
                                                              --------    --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (52,720)    (48,825)
                                                              --------    --------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................     1,429       1,428
Proceeds from sale of treasury stock........................       283         165
Increase in deposits........................................     7,088     107,499
Cash dividends paid.........................................    (3,088)     (2,549)
Repayment of other borrowings...............................        (9)    (27,266)
Proceeds from other borrowings..............................    71,250      21,000
Net decrease in securities sold under repurchase agreements
  and short-term borrowings.................................   (33,650)    (49,929)
Acquisition of treasury stock...............................    (1,139)       (772)
                                                              --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    42,164      49,576
                                                              --------    --------
INCREASE IN CASH AND DUE FROM BANKS.........................     2,694       8,890
Cash and due from banks, beginning of period................    30,420      26,185
                                                              --------    --------
Cash and due from banks, end of period......................  $ 33,114    $ 35,075
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES:
Interest paid...............................................  $ 20,323    $ 17,898
Income tax payments.........................................     4,711       3,165
Change in unrealized gain on securities available for
  sale -- net of tax........................................     3,551       1,505

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2001 and December 31, 2000 and the results of its operations and comprehensive income for the three and six month periods ended June 30, 2001 and 2000, and cash flows and changes in stockholders' equity for the six month period ended June 30, 2001 and 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

     Accounting for Derivative Instruments and Hedging Activities -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (collectively SFAS No. 133.) SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 on January 1, 2001. The Company has two interest rate floor contracts, $25 million with a 4.5% strike rate and $25 million with a 4.0% strike rate, which do not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts were accounted for at fair value with the resulting net gain of $146,000

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY included in other income as of June 30, 2001. Under prior accounting, these contracts were accounted for as hedges, with the premiums paid for them being amortized against interest income over the life of the contract.

     Accounting for Transfers and Servicing or Financial Assets and Extinguishment of Liabilities -- In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing or Financial Assets and Extinguishment of Liabilities," replacing SFAS No. 125. SFAS No. 140 revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities, providing consistent guidelines for distinguishing transfers of financial assets that are sales for transfers that are secured borrowings. SFAS No. 140 is effective for transfers, servicing or extinguishments occurring after March 31, 2001, except for certain provisions relating to the accounting and disclosure for secured borrowings and collateral for which the effective date was December 15, 2000. The adoption of the effective provisions of this statement as of December 15, 2000 and the remaining provisions effective as of April 1, 2001 did not have a material impact on the Company's financial position or results of operations.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            ------------------------    ------------------------
                                               2001          2000          2001          2000
                                            ----------    ----------    ----------    ----------
                                                         (000'S EXCEPT SHARE DATA)
Numerator:
  Net income available to common
     shareholders for basic and diluted
     earnings per share...................       4,200         3,641         9,435         7,435
Denominator:
  Denominator for basic earnings per
     common share -- weighted average
     shares...............................   4,734,659     4,726,774     4,727,364     4,697,011
  Effect of diluted securities:
     Stock options........................     120,137       148,509       118,843       123,662
                                            ----------    ----------    ----------    ----------
Denominator for dilutive earnings per
  common share -- adjusted weighted
  average shares..........................   4,854,796     4,875,283     4,846,207     4,820,673
                                            ==========    ==========    ==========    ==========
Basic earnings per common share...........  $     0.89    $     0.77    $     2.00    $     1.58
Diluted earnings per common share.........  $     0.87    $     0.75    $     1.95    $     1.54

4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization as well as provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing future impairments of goodwill. SFAS No. 142 also requires that transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS No. 142 will have a significant impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section presents discussion and analysis of the Company's consolidated financial condition at June 30, 2001 and consolidated results of operations for the three and six month periods ended June 30, 2001 and June 30, 2000. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank's subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp. and HVB Leasing Corp. (collectively the "Bank"). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company's Annual Report on Form 10K.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

  Summary of Results

     The Company reported net income of $4.2 million and $9.4 million for the three and six month periods ended June 30, 2001, respectively. This compares to $3.6 million and $7.4 million for the three and six month periods ended June 30, 2000, respectively. The increases in net income in the three and six month periods ended June 30, 2001 compared to the same periods in the prior year were primarily due to higher net interest income and higher non interest income offset by higher non interest expense, a higher provision for loan losses and a higher effective tax rate.

     Diluted earnings per share were $0.87 and $1.95 for the three and six month periods ended June 30, 2001, respectively. This compares to $0.75 and $1.54 of diluted earnings per share for the three and six month periods ended June 30, 2000, respectively. On this basis, diluted earnings per share increased $0.12 or
16.0 percent and increased $0.41 or 26.6 percent. Annualized return on average equity (excluding the effects of unrealized gains and losses on securities available for sale) was 18.05 percent and 19.75 percent for the three and six month periods ended June 30, 2001, respectively, compared to 17.14 percent and
17.83 percent for the three and six month periods ended June 30, 2000, respectively. Annualized return on average assets (excluding the effects of unrealized gains and losses on securities available for sale) for the three and six month periods ended June 30, 2001 was 1.33 percent and 1.47 percent, respectively. This compares to 1.22 percent and 1.25 percent for the three and six month periods ended June 30, 2000, respectively.

  Average Balances and Interest Rates

     The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended June 30, 2001 and June 30, 2000, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2001 and 34 percent in 2000.

                                                                   THREE MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------
                                                             2001                              2000
                                                -------------------------------   -------------------------------
                                                 AVERAGE                YIELD/     AVERAGE                YIELD/
                                                 BALANCE     INTEREST   RATE(3)    BALANCE     INTEREST   RATE(3)
                                                ----------   --------   -------   ----------   --------   -------
                                                                   (000'S EXCEPT PERCENTAGES)
ASSETS
Interest earning assets:
  Federal funds sold..........................  $   21,393   $   238    4.45%     $   12,453   $   194    6.23%
  Securities:(1)
    Taxable...................................     531,393     8,745     6.58        548,163     9,278     6.77
    Exempt from Federal income taxes..........     146,480     2,774     7.58        139,376     2,593     7.44
    Loans, net(2).............................     552,974    11,980     8.67        434,940    10,182     9.36
                                                ----------   -------              ----------   -------
         Total interest earning assets........   1,252,240    23,737     7.58      1,134,932    22,247     7.84
                                                ----------   -------              ----------   -------
Non interest earning assets:
  Cash and due from banks.....................      32,373                            28,448
  Other assets................................      28,233                            36,255
                                                ----------                        ----------
         Total non interest earning assets....      60,606                            64,703
                                                ----------                        ----------
         Total assets.........................  $1,312,846                        $1,199,635
                                                ==========                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
    Money market..............................  $  148,424   $ 1,090    2.94%     $  156,412   $ 1,119    2.86%
    Savings...................................      52,528       189     1.44         51,179       191     1.49
    Time......................................     350,521     3,903     4.45        348,193     4,991     5.73
    Checking with interest....................      61,698       176     1.14         62,314       211     1.35
    Securities sold under repurchase
      agreements and other short-term
      borrowings..............................     147,494     1,495     4.05        132,781     1,969     5.93
    Other borrowings..........................     159,985     2,074     5.19        101,081     1,415     5.60
                                                ----------   -------              ----------   -------
         Total interest bearing liabilities...     920,650     8,927     3.88        851,960     9,896     4.65
                                                ----------   -------              ----------   -------
Non interest bearing liabilities:
  Demand deposits.............................     283,606                           249,372
  Other liabilities...........................      10,327                            12,876
                                                ----------                        ----------
         Total non interest bearing
           liabilities........................     293,933                           262,248
                                                ----------                        ----------
Stockholders' equity(1).......................      98,263                            85,427
                                                ----------                        ----------
         Total liabilities and stockholders'
           equity(1)..........................  $1,312,846                         1,199,635
                                                ==========                        ==========
Net interest earnings.........................               $14,810                           $12,351
                                                             =======                           =======
Net yield on interest earning assets..........                          4.73%                             4.35%

---------------
(1) Excludes unrealized gains (losses) on securities available for sale

(2) Includes loans classified as non-accrual

(3) Effect of adjustment to a tax equivalent basis was $971 and $882 for the three months ended June 30, 2001 and June 30, 2000, respectively.

  Average Balances and Interest Rates

     The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2001 and June 30, 2000, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2001 and 34 percent in 2000.

                                                                SIX MONTHS ENDED JUNE 30,
                                            -----------------------------------------------------------------
                                                         2001                              2000
                                            -------------------------------   -------------------------------
                                             AVERAGE                YIELD/     AVERAGE                YIELD/
                                             BALANCE     INTEREST   RATE(3)    BALANCE     INTEREST   RATE(3)
                                            ----------   --------   -------   ----------   --------   -------
                                                               (000'S EXCEPT PERCENTAGES)
ASSETS
Interest earning assets:
  Federal funds sold......................  $   16,087   $   386     4.79%    $   11,590   $   346     5.97%
  Securities:(1)
    Taxable...............................     532,300    17,867     6.71        544,206    18,405     6.76
    Exempt from Federal income taxes......     145,733     5,528     7.59        137,462     5,105     7.43
    Loans, net(2).........................     533,613    24,037     9.01        426,659    19,700     9.23
                                            ----------   -------              ----------   -------
         Total interest earning assets....   1,227,733    47,818     7.79      1,119,917    43,556     7.78
                                            ----------   -------              ----------   -------
Non interest earning assets:
  Cash and due from banks.................      31,139                            27,770
  Other assets............................      36,485                            35,582
                                            ----------                        ----------
         Total non interest earning
           assets.........................      67,624                            63,352
                                            ----------                        ----------
         Total assets.....................  $1,295,357                        $1,183,269
                                            ==========                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
    Money market..........................  $  146,783   $ 2,062     2.81%    $  149,340   $ 2,125     2.85%
    Savings...............................      52,287       386     1.48         51,325       390     1.52
    Time..................................     357,101     8,900     4.98        320,235     8,848     5.53
    Checking with interest................      60,503       386     1.28         60,335       393     1.30
    Securities sold under repurchase
       agreements and other short-term
       borrowings.........................     156,624     3,742     4.78        171,286     4,842     5.65
    Other borrowings......................     134,205     3,528     5.26         90,069     2,531     5.62
                                            ----------   -------              ----------   -------
         Total interest bearing
           liabilities....................     907,503    19,004     4.19        842,590    19,129     4.54
Non interest bearing liabilities:
  Demand deposits.........................     276,498                           244,447
  Other liabilities.......................      15,023                            12,386
                                            ----------                        ----------
         Total non interest bearing
           liabilities....................     291,521                           256,833
                                            ----------                        ----------
Stockholder's equity(1)...................      96,333                            83,846
                                            ----------                        ----------
         Total liabilities and
           stockholders' equity(1)........  $1,295,357                        $1,183,269
                                            ==========                        ==========
Net interest earnings.....................               $28,814                           $24,427
                                                         =======                           =======
Net yield on interest earning assets......                           4.69%                             4.36%

---------------
(1) Excludes unrealized gains (losses) on securities available for sale

(2) Includes loans classified as non-accrual

(3) Effect of adjustment to a tax equivalent basis was $1,935 and $1,736 for the six months ended June 30, 2001 and June 30, 2000, respectively.

  Interest Differential

     The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2001 and June 30, 2000.

                                              SIX MONTH PERIOD INCREASE    THREE MONTH PERIOD INCREASE
                                             (DECREASE) DUE TO CHANGE IN   (DECREASE) DUE TO CHANGE IN
                                             ---------------------------   ---------------------------
                                             VOLUME    RATE     TOTAL(1)   VOLUME    RATE     TOTAL(1)
                                             ------   -------   --------   ------   -------   --------
                                                                      (000'S)
Interest Income:
  Federal funds sold.......................  $  134   $   (94)  $    40    $  139   $   (95)  $    44
  Securities:
     Taxable...............................    (403)     (135)     (538)     (284)     (249)     (533)
     Exempt from Federal income taxes(2)...     307       116       423       132        49       181
     Loans, net............................   4,938      (601)    4,337     2,763      (965)    1,798
                                             ------   -------   -------    ------   -------   -------
          Total interest income............   4,976      (714)    4,262     2,750    (1,260)    1,490
                                             ------   -------   -------    ------   -------   -------
Interest expense:
  Deposits:
     Money market..........................     (36)      (27)      (63)      (57)       28       (29)
     Savings...............................       7       (11)       (4)        5        (7)       (2)
     Time..................................   1,019      (967)       52        33    (1,121)   (1,088)
     Checking with interest................       1        (8)       (7)       (2)      (33)      (35)
     Securities sold under repurchase
       agreements and other short-term
       borrowings..........................    (414)     (686)   (1,100)      218      (692)     (474)
     Other borrowings......................   1,240      (243)      997       825      (166)      659
                                             ------   -------   -------    ------   -------   -------
          Total interest expense...........   1,817    (1,942)     (125)    1,022    (1,991)     (969)
                                             ------   -------   -------    ------   -------   -------
Increase in interest differential..........  $3,159   $ 1,228   $ 4,387    $1,728   $   731   $ 2,459
                                             ======   =======   =======    ======   =======   =======

---------------
(1) Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2) Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2001 and 34 percent in 2000.

  Net Interest Income

     Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 2001, net interest income, on a tax equivalent basis, increased 19.4 percent to $14.8 million from $12.4 million, and 18.0 percent to $28.8 million from $24.4 million, respectively, compared to the prior year periods. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities for the three and six month periods ended June 30, 2001 to $331.6 million from $283.0 million, and to $320.2 million from $277.3 million, respectively, compared to the prior year periods. In addition, the net interest margin on a tax equivalent basis for the three and six month periods ended June 30, 2001 increased to 4.73 percent from 4.35 percent and 4.69 percent from 4.36 percent, respectively, compared to the prior year periods.

     Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in federal funds sold, tax-exempt securities and loans during the six month period ended June 30, 2001, partially offset by lower volume in taxable securities and generally lower interest rates, contributed to the higher interest income in the current year periods as compared to the same periods in the prior year. For the three and six month periods ended June 30, 2001, average interest earning assets increased 10.3 percent to $1,252.2 million from $1,134.9 million and 9.6 percent to $1,227.7 million from $1,119.9 million, respectively, compared to the prior year periods. Interest income, on a tax equivalent basis, for the three and six month periods ended June 30, 2001, increased 6.8 percent to $23.7 million from $22.2 million, and 9.6 percent to $47.8 million from $43.6 million, respectively, compared to the prior year periods.

     Average total securities decreased $9.6 million, or 1.4 percent to $677.9 million for the three month period ended June 30, 2001 compared to the prior year period. For the six month period ended June 30, 2001, average total securities decreased $3.7 million, or 0.5 percent to $678.0 million compared to the prior year period. These decreases in average total securities in the current year periods, as compared to the same periods in the prior year, were principally the result of management's efforts to increase utilization of available funds for loan growth. Interest income on securities decreased in the current year periods due to lower volume and lower aggregate rates.

     Average net loans increased $118.1 million, or 27.2 percent to $553.0 million for the three month period ended June 30, 2001 compared to the prior year period. For the six month period ended June 30, 2001, average net loans increased $106.9 million, or 25.1 percent to $533.6 million compared to the prior year period. These increases in average net loans reflect management's greater emphasis on making new loans and more effective market penetration. Interest income on net loans increased in the current year periods due to higher volume partially offset by generally lower interest rates.

     Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three and six month periods ended June 30, 2001 decreased 9.8 percent to $8.9 million from $9.9 million, and 0.7 percent to $19.0 million from $19.1 million, compared to the prior year periods. For the three and six month periods ended June 30, 2001, average balances in time deposits and non interest bearing demand deposits increased compared to the prior year periods. Savings deposits and interest bearing checking deposits remained essentially unchanged, and there were slight decreases in money market accounts in both the three and six month periods ended June 30, 2001 compared to the prior year periods. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of a new branch in June, 1999 in Bronx, New York. In addition, borrowings increased in a continuing effort to effectively leverage capital. These funds were invested in loans and securities. The average amount of non interest bearing demand deposits, which increased 13.7 percent to $283.6 million from $249.4 million, and 13.1 percent to $276.5 million from $244.4 million, respectively, compared to the prior year periods, is an important component of the Company's liability management and has a direct impact on the determination of net interest income. Interest rates paid on average money market accounts, time deposits and borrowings, decreased in the current year periods compared to the prior year periods due to a lower interest rate environment. Savings accounts and checking with interest accounts were not as sensitive to general interest rate changes and, therefore, the rates on these deposits showed only small changes during these periods.

     The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2001 and 2000 is as follows:

                                                              THREE MONTH      SIX MONTH
                                                              PERIOD ENDED    PERIOD ENDED
                                                                JUNE 30,        JUNE 30,
                                                              ------------    ------------
                                                              2001    2000    2001    2000
                                                              ----    ----    ----    ----
Average interest rate on:
  Total average interest earning assets.....................  7.58%   7.84%   7.79%   7.78%
  Total average interest bearing liabilities................  3.88    4.65    4.19    4.54
  Total interest rate spread................................  3.70    3.19    3.60    3.24

     Interest rate spreads increased in the current year periods compared to the prior year periods. These increases resulted primarily from the growth in loans, the highest yielding asset category, as a component of total earning assets. Management cannot predict what impact market conditions will have on the Company's interest rate spread and compression in net interest rate spread may occur. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs.

  Provision for Loan Losses

     The Bank recorded a provision for loan losses of $710,000 and $350,000 for the three month periods ended June 30, 2001 and 2000, respectively, and $1,060,000 and $700,000 for the six month periods ended June 30, 2001 and 2000, respectively. The provision for loan losses is charged to income to bring the Bank's allowance for loan losses to a level deemed appropriate by management. See "Financial Condition" for further discussion.

  Non Interest Income

     Non interest income for the three and six month periods ended June 30, 2001 increased 8.6 percent to $440,000 from $405,000 and 3.8 percent to $1.1 million from $1.0 million, respectively, compared to the prior year periods.

     Service charges for the three and six month periods ended June 30, 2001 increased 8.1 percent to $295,000 from $273,000, and 5.3 percent to $579,000 from $550,000, respectively, compared to the prior year periods. These increases reflect a higher level of fees charged and increased activity.

     Other income for the three and six month periods ended June 30, 2001 increased 6.1 percent to $140,000 from $132,000, and decreased 2.9 percent to $467,000 from $481,000, respectively, compared to the prior year periods. Other income for June 2001 included a gain of $146,000 related to SFAS No. 133 while other income for June 2000 included a gain of $233,000 related to the sale of a former branch location.

  Non Interest Expense

     Non interest expense for the three and six month periods ended June 30, 2001 increased 10.6 percent to $7.3 million from $6.6 million, and 3.4 percent to $13.3 million from $12.9 million, respectively, compared to the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in occupancy costs, business development expense, equipment expense, FDIC assessment and other operating expense, partially offset by a decrease in professional services expense in the three month period ended June 30, 2001 compared to the prior year period. For the six month period ended June 30, 2001, increases in equipment expense, occupancy costs, business development expense, FDIC assessment and other operating expense were partially offset by a decrease in professional services expense as compared to the same period in the prior year.

     Salaries and employee benefits, the largest component of non interest expense, for the three and six month periods ended June 30, 2001 was essentially, in the aggregate, unchanged from prior periods with increases in employee retirement plan costs offset by decreases in medical plan and recruitment costs.

     Occupancy expense for the three and six month periods ended June 30, 2001 increased 4.4 percent to $571,000 from $547,000, and 3.9 percent to $1.2 million from $1.1 million, respectively, compared to the prior year periods. This increase reflects rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company's facilities.

     Professional services for the three and six month periods ended June 30, 2001 decreased 11.2 percent to $644,000 from $725,000 and 17.0 percent to $1,115,000 from $1,343,000, respectively, compared to prior year periods. The decreases resulted from professionals engaged to assist with first-time filings with the Securities Exchange Commission in the prior periods that were not required in the current periods.

     Equipment expense for the three and six month periods ended June 30, 2001 increased 43.7 percent to $605,000 from $421,000, and 18.1 percent to $1.0 million from $0.9 million, respectively, compared to the prior year periods. These increases reflected the early retirement of certain office equipment.

     Business development expense for the three month period ended June 30, 2001 increased 59.7 percent to $273,000 from $171,000 during the same period in the prior year, and increased 29.8 percent to $531,000 from $409,000 during the six month period ended June 30, 2001 compared to the prior year period. These changes reflect costs associated with increased general promotion of products and services as well as expanded business development efforts.

     The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three and six month periods ended June 30, 2001 increased 5.0 percent to $42,000 from $40,000, and 3.7 percent to $85,000 from $82,000, respectively, compared to the prior year periods. These increases resulted from increases in the Bank's deposits subject to FDIC assessment.

     Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2001 compared to June 30, 2000, were due to the following:

     - decrease of $5,000 (4.3%) and $30,000 (11.3%), respectively, in stationery and printing costs. The decrease for the periods is primarily due to the timing of purchases of certain supplies.

     - Increase of $11,000 (6.3%) and $9,000 (2.6%), respectively, in communications expense, due to added voice and data lines associated with expansion of technology usage and growth in customers and business activity.

     - Increase of $18,000 (19.2%) and $39,000 (21.8%), respectively, in courier expense due to increased customer utilization of the service and an increase in costs of such service.

     - Decrease of $15,000 (15.0%) and $17,000 (9.1%), respectively, in dues, meetings and seminar costs due to decreased participation in such events.

     - Decrease of $29,000 (50.7%) and $28,000 (24.4%), respectively, in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by higher banker's professional insurance costs.

     - Increase of $49,000 (67.8%) and $52,000 (43.7%), respectively, in other loan expense principally due to increased loan collection and credit checking expenses.

  Income Taxes

     Income taxes for the three and six month periods ended June 30, 2001 increased 59.9 percent to $2.1 million from $1.3 million and 53.5 percent to $4.1 million from $2.7 million, respectively, compared to the prior year periods. The effective tax rate was 30.4 percent for the current year periods compared to 26.5 percent in the prior year periods. The increase in the effective tax rate reflects an increase in income subject to tax largely due to the decrease in tax exempt income as a percentage of total interest income and an increase in the base federal tax rate from 34 percent to 35 percent due to higher levels of taxable income.

FINANCIAL CONDITION

     At June 30, 2001, the Company had total assets of $1,331.7 million, an increase of $41.7 million, or 3.2 percent, from the $1,290.0 million at December 31, 2000.

     The securities portfolio consists of securities available for sale of $682.5 million and $655.0 million at June 30, 2001 and December 31, 2000. The portfolio also includes Federal Home Loan Bank of New York (FHLB) stock, which totaled $9.5 million at the end of both periods.

     The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at June 30, 2001:

                                                                        GROSS UNREALIZED
                                                            AMORTIZED   -----------------   ESTIMATED
                                                              COST       GAINS    LOSSES    FAIR VALUE
                                                            ---------   -------   -------   ----------
                                                                             (000'S)
U.S. Treasury and government agencies.....................  $208,061    $  702    $1,314     $207,449
Mortgage-backed securities................................   316,384     2,851     1,153      318,082
Obligations of state and political subdivisions...........   147,170     5,052        80      152,142
Other debt securities.....................................     3,584        17        52        3,549
                                                            --------    ------    ------     --------
Total debt securities.....................................   675,199     8,622     2,599      681,222
Equity securities.........................................       862       383        --        1,245
                                                            --------    ------    ------     --------
          Total...........................................  $676,061    $9,005    $2,599     $682,467
                                                            ========    ======    ======     ========

     During the six months ended June 30, 2001, U.S. Treasury and government agency obligations decreased $15.8 million to $207.4 million due to purchases of $59.7 million and other increases of $2.1 million, offset by maturities of $77.6 million. The purchases were made based upon the attractive yield available in the market. Portions of maturities were reinvested in other investments, primarily mortgage-backed securities.

     Mortgage-backed securities, including collateralized mortgage obligations (CMO's), increased $37.3 million during the period to $318.1 at June 30, 2001. The increase was due to purchases of $77.9 million and other increases of $1.9 million, offset by principal paydowns and redemptions of $42.5 million. These purchases were fixed and variable rate mortgage-backed securities with average lives of less than ten years at the time of purchase.

     Obligations of state and political subdivisions increased $4.7 million during the period to $152.1 million due to purchases of $12.7 million, maturities of $9.5 million and other increases of $1.5 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

     The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and on a limited basis, in non-rated securities. Non-rated securities totaled $5.4 million at June 30, 2001 comprised primarily of obligations of municipalities located within the Company's market area.

     Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders' equity at June 30, 2001.

     Total loans were $573.4 at June 30, 2001 compared to $512.3 million at December 31, 2000, reflecting a $61.1 million increase. This increase resulted principally from a $32.0 million increase in commercial real estate loans, a $15.8 million increase in residential real estate loans, a $0.2 million increase in commercial and industrial loans and a $13.3 million increase in construction loans, partially offset by a decrease of $0.2 million in lease financing. All other loan types showed little change during the six month period ended June 30, 2001.

     Major classifications of loans at June 30, 2001 and December 31, 2000 are as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                                                      (000'S)
Real Estate:
  Commercial................................................  $213,728      $181,735
  Construction..............................................    46,145        32,869
  Residential...............................................   171,203       155,449
Commercial and industrial...................................   110,808       110,555
Individuals.................................................    10,716        10,677
Lease financing.............................................    20,798        20,970
                                                              --------      --------
          Total.............................................   573,398       512,255
Deferred loan fees..........................................    (1,073)       (1,338)
Allowance for loan losses...................................    (5,905)       (4,816)
                                                              --------      --------
          Loans, net........................................  $566,420      $506,101
                                                              ========      ========

     In March 2000, the Company ended its participation in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $19.4 million of such leases at June 30, 2001 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

     The following table summarizes the Company's non-accrual loans, loans past due 90 days or more and still accruing, restructured loans and other real estate owned (OREO) as of June 30, 2001 and December 31, 2000:

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                              ---------    -------------
                                                              (000'S EXCEPT PERCENTAGES)
Non accrual loans at period end.............................   $4,872         $4,584
OREO at period end..........................................    2,081          2,117
Restructured loans at period end............................       --             --
                                                               ------         ------
     Total nonperforming assets.............................    6,953          6,701
Loans past due 90 days or more and still accruing...........    1,581            469
Nonperforming assets to total assets at period end..........      .52%           .52%

     Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $93,000, $163,000 and $586,000 for the three and six months ended June 30, 2000 and the year ended December 31, 2000, respectively. There was no interest income on these loans included in net income for the three and six month periods ended June 30, 2001 and the year ended December 31, 2000.

     The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of estimated losses. The Bank's methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component and an unallocated component.

     A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

                                                     JUNE 30,   CHANGE DURING   DECEMBER 31,
                                                       2001        PERIOD           2000
                                                     --------   -------------   ------------
                                                                     (000'S)
Specific component.................................   $  650       $  525          $  125
Formula component..................................      455           64             391
Unallocated component..............................    4,800          500           4,300
                                                      ------       ------          ------
     Total allowance...............................   $5,905                       $4,816
                                                      ======                       ======
Net change.........................................                 1,089
Net recoveries.....................................                   (29)
                                                                   ------
Provision amount...................................                $1,060
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

     The change in the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the change in the unallocated component for loan losses at June 30, 2001.

     - Concentrations -- Net loans increased by $60.3 million to $566.4 million during the six months ended June 30, 2001 from $506.1 million as of December 31, 2000. This represented 42.5 percent of total assets as of June 30, 2001, up from 39.2 percent as of the prior year-end. Concentration in commercial real estate increased to 37.2 percent of total loans as of June 30, 2001 from 35.5 percent as of the prior year-end, an increase of $32.0 million. Concentration in construction loans increased to 8.1 percent of total loans as of June 30, 2001 from
       6.4 percent as of the prior year-end, an increase of $13.3 million. These increases have created greater exposure to volatility in real estate values in a limited geographic area. Increases in such concentrations are not reflected in the formula component of the allowance due to the lag caused by using three-year historical losses in determining the loss factors. Therefore, consideration of increases in concentrations is a part of the determination of the unallocated component of the allowance.

     - Credit quality -- Non-accrual loans and loans past due 90 days or more and still accruing increased by $1.4 million, or 20.0 percent. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

     - New loan products -- The Bank began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

     - Economic and business conditions -- Slowing economic growth generally decreased the ability of certain borrowers to repay, particularly commercial and industrial borrowers.

     As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $500,000 reflects our best estimate of probable losses which have been incurred as of June 30, 2001.

     Total deposits increased $7.1 million for the six month period ended June 30, 2001 to $886.7 million, or 0.8 percent from $879.6 million at December 31, 2000.

     The following table presents a summary of deposits at June 30, 2001 and December 31, 2000.

                                                   JUNE 30,    DECEMBER 31,     INCREASE
                                                     2001          2000        (DECREASE)
                                                   --------    ------------    ----------
Demand deposits..................................  $298,700      $274,738       $ 23,962
Money market accounts............................   150,043       145,294          4,749
Savings accounts.................................    52,726        51,623          1,103
Time deposits of $100,000 or more................   247,439       288,094        (40,655)
Time deposits of less than $100,000..............    77,445        60,541         16,904
Checking with interest...........................    60,310        59,285          1,025
                                                   --------      --------       --------
                                                   $886,663      $879,575       $  7,088
                                                   ========      ========       ========

     The increase in non interest bearing demand deposits reflects the Company's continuing emphasis on developing this funding source. The decrease in time deposits of $100,000 or more primary resulted from a decrease in CD's from municipal customers which are acquired on a bid basis. The increase in checking with interest, money market accounts, savings accounts and time deposits of less than $100,000 reflects new customer relationships and increased account activity.

     Total borrowings increased $37.6 million to $323.4 million at June 30, 2001 from $285.8 million at December 31, 2000. This overall increase in borrowings resulted from management's continuing efforts to effectively leverage the Bank's capital position.

     Stockholders' equity increased $10.5 million to $103.8 million at June 30, 2001 from $93.3 million at December 31, 2000. Increases in stockholders' equity resulted from:

     - Net income of $9.4 million for the six months ended June 30, 2001

     - $1.4 million of stock options exercised

     - $0.3 million of treasury stock sales

     - $3.6 million unrealized gain on securities available for sale

     Decreases in stockholders' equity resulted from:

     - $1.1 million treasury stock purchases

     - $3.1 million cash dividend paid on common stock

     The Company's and the Bank's capital ratios at June 30, 2001 and December 31, 2000 are as follows:

                                                                               MINIMUM FOR
                                                                                 CAPITAL
                                                   JUNE 30,    DECEMBER 31,     ADEQUACY
                                                     2001          2000         PURPOSES
                                                   --------    ------------    -----------
Leverage ratio:
  Company........................................     7.7%          7.3%           4.0%
  Bank...........................................     7.7           7.4            4.0
Tier 1 capital:
  Company........................................    15.0          14.8            4.0
  Bank...........................................    15.1          14.9            4.0
Total capital:
  Company........................................    15.9          15.6            8.0
  Bank...........................................    15.8          15.7            8.0

     The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the "well capitalized" category at June 30, 2001 and December 31, 2000.

     The Bank's liquid assets, at June 30, 2001, include cash and due from banks of $33.1 million and Federal funds sold of $6.5 million. Other sources of liquidity at June 30, 2001 include maturities and principal and interest payments on loans and securities, comprised of approximately $174 million of loans maturing in one year or less, and approximately $54 million of securities having contractual maturities or expected call dates or average lives of one year or less. In addition, at June 30, 2001, the Bank had an available borrowing capacity of approximately $100 million from the FHLB, $25 million under three Federal funds purchased facilities, $50 million available under Retail CD Brokerage Agreements and had securities totaling approximately $56 million that could be sold under agreements to repurchase.

FORWARD-LOOKING STATEMENTS

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2001. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk at December 31, 2000 were previously reported in the Company's Annual Report on Form 10K. There have been no material changes in the Company's market risk exposure at June 30, 2001 compared to December 31, 2000.

     The Company's primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

     All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments extensively. However, two interest rate floor contracts with combined notional amount of $50 million were in place as of June 30, 2001 to manage the Company's interest rate exposure. The Company did not enter into any new derivative financial instruments during the six months ended June 30, 2001.

     The Company uses two methods to evaluate market risk to changes in interest rates, a "Static Gap" analysis and a simulation analysis of the impact of changes in interest rates on the Company's net interest income. Both methods show the Company's net interest income declining if interest rates gradually rise.

     The Company's "Static Gap" at June 30, 2001 was negative $84 million in the one year time frame.

     The Company's policy limit on interest rate risk has remained unchanged since December 31, 2000. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2001.

                                      PERCENTAGE CHANGE IN
                                  ESTIMATED NET INTEREST INCOME
GRADUAL CHANGE IN INTEREST RATES       FROM JUNE 30, 2001         POLICY LIMIT
--------------------------------  -----------------------------   ------------
+200 basis points...............              (3.4)%                  (5.0)%
-200 basis points...............               2.5%                   (5.0)%

     The percentage change in estimated net interest income in the +200 and -200 basis points scenario is within the Company's policy limits.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on April 26, 2001 for the purpose of considering and voting upon the following matter:

     Election of the following directors, constituting all members of the Board of Directors, to a one-year term of office: William E. Griffin, Stephen R. Brown, James M. Coogan, Gregory F. Holcombe, James J. Landy, Angelo R. Martinelli, Ronald F. Poe, John A. Pratt, Jr., Cecile D. Singer and Craig S. Thompson.

     The results of the vote were as follows:

                                                                                            BROKER
                                                       FOR       AGAINST    ABSTENTIONS    NON-VOTES
                                                    ---------    -------    -----------    ---------
William E. Griffin................................  3,831,444     1,732           --            --
Stephen R. Brown..................................  3,831,683     1,493           --            --
James M. Coogan...................................  3,831,444     1,732           --            --
Gregory F. Holcombe...............................  3,831,685     1,491           --            --
James. J. Landy...................................  3,831,685     1,491           --            --
Angelo R. Martinelli..............................  3,831,446     1,730           --            --
Ronald F. Poe.....................................  3,831,683     1,493           --            --
John A. Pratt, Jr. ...............................  3,831,685     1,491           --            --
Cecile D. Singer..................................  3,831,683     1,493           --            --
Craig S. Thompson.................................  3,831,683     1,493           --            --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (B) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                          HUDSON VALLEY HOLDING CORP.

                                          By: /s/ STEPHEN R. BROWN
                                            ------------------------------------
                                            Senior Executive Vice President,
                                              Chief Operating Officer, Chief
                                              Financial Officer

August 14, 2001