Form 10-Q
period 2001-09-30
HUDSON VALLEY HOLDING CORP
filed 2001-11-14
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

Commission File No. 030525

HUDSON VALLEY HOLDING CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	13-3149845

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, NY 10707

(Address of principal executive office with zip code)

914-961-6100

(Registrant’s telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 6, 2001

Common stock, par value $0.20 per share	4,784,296

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	2

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

PART II — OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	24

SIGNATURES	25

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,

	2001	2000

Interest Income:

Loans, including fees	$12,149	$10,931

Securities:

Taxable	8,603	9,463

Exempt from Federal income taxes	1,816	1,756

Federal funds sold	115	215

Total interest income	22,683	22,365

Interest Expense:

Deposits	4,004	6,883

Securities sold under repurchase agreements and other short-term borrowings	1,291	2,389

Other borrowings	2,214	1,338

Total interest expense	7,509	10,610

Net Interest Income	15,174	11,755

Provision for loan losses	1,404	350

Net interest income after provision for loan losses	13,770	11,405

Non Interest Income:

Service charges	304	278

Realized gain (loss)on security transactions, net	(226)	25

Other income	909	159

Total non interest income	987	462

Non Interest Expense:

Salaries and employee benefits	3,776	3,703

Occupancy	579	576

Professional services	725	595

Equipment	424	432

Business development	215	197

FDIC assessment	41	40

Other operating expenses	1,017	926

Total non interest expense	6,777	6,469

Income Before Income Taxes	7,980	5,398

Income Taxes	2,858	1,430

Net Income	$5,122	$3,968

Basic Earnings Per Common Share	$1.07	$0.85

Diluted Earnings Per Common Share	$1.05	$0.82

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,

	2001	2000

Interest Income:

Loans, including fees	$36,186	$30,631

Securities:

Taxable	26,470	27,868

Exempt from Federal income taxes	5,409	5,125

Federal funds sold	501	561

Total interest income	68,566	64,185

Interest Expense:

Deposits	15,738	18,639

Securities sold under repurchase agreements and other short-term borrowings	5,033	7,231

Other borrowings	5,742	3,869

Total interest expense	26,513	29,739

Net Interest Income	42,053	34,446

Provision for loan losses	2,464	1,050

Net interest income after provision for loan losses	39,589	33,396

Non Interest Income:

Service charges	883	828

Realized gain(loss) on sales of securities, net	(202)	25

Other income	1,376	640

Total non interest income	2,057	1,493

Non Interest Expense:

Salaries and employee benefits	10,974	10,966

Occupancy	1,718	1,672

Professional services	1,840	1,938

Equipment	1,444	1,296

Business development	746	606

FDIC assessment	126	122

Other operating expenses	3,267	2,775

Total non interest expense	20,115	19,375

Income Before Income Taxes	21,531	15,514

Income Taxes	6,974	4,111

Net Income	$14,557	$11,403

Basic Earnings Per Common Share	$3.07	$2.42

Diluted Earnings Per Common Share	$3.00	$2.36

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income	$5,122	$3,968	$14,557	$11,403

Other comprehensive income, net of tax:

Unrealized holding gain on securities available for sale arising during the period	11,317	8,099	17,410	10,647

Income tax effect	(4,708)	(3,523)	(7,235)	(4,567)

	6,609	4,576	10,175	6,080

Reclassification adjustment for net (gain) loss realized on securities available for sale	226	(25)	202	(25)

Income tax effect	(94)	11	(85)	11

	132	(14)	117	(14)

Unrealized holding gain on securities	6,741	4,562	10,292	6,066

Comprehensive Income	$11,863	$8,530	$24,849	$17,469

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	September 30,	December 31,
	2001	2000

ASSETS

Cash and due from banks	$33,591	$30,420

Federal funds sold	3,300	7,300

Securities available for sale at estimated fair value (amortized cost of $652,073 in 2001 and $654,693 in 2000)	670,021	655,029

Federal Home Loan Bank of New York (FHLB) Stock	9,960	9,461

Loans (net of allowance for loan losses of $7,296 in 2001 and $4,816 in 2000)	584,789	506,101

Receivable for securities sold	—	44,326

Accrued interest and other receivables	10,714	14,604

Premises and equipment, net	12,190	13,345

Other real estate owned	2,060	2,117

Other assets	7,869	7,267

TOTAL ASSETS	$1,334,494	$1,289,970

LIABILITIES

Deposits:

Non interest-bearing	$318,671	$274,738

Interest-bearing	548,052	604,837

Total deposits	866,723	879,575

Securities sold under repurchase agreements and other short-term borrowings	150,121	197,872

Other borrowings	179,196	87,959

Payable for securities purchased	—	14,913

Deferred income taxes, net	7,467	1,652

Accrued interest and other liabilities	15,958	14,654

TOTAL LIABILITIES	1,219,465	1,196,625

STOCKHOLDERS’ EQUITY

Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 4,771,699 and 4,702,660 shares in 2001 and 2000 respectively	1,132	1,114

Additional paid-in capital	107,405	104,825

Retained earnings	19,129	9,279

Accumulated other comprehensive income (loss)	9,772	(520)

Treasury stock, at cost	(22,409)	(21,353)

Total stockholders’ equity	115,029	93,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,334,494	$1,289,970

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2001 and 2000
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2001	4,702,660	$1,114	$(21,353)	$104,825	$9,279	$(520)	$93,345

Net income					14,557		14,557

Exercise of stock options	93,229	18		2,426			2,444

Purchase of treasury stock	(36,472)		(1,363)				(1,363)

Sale of treasury stock	12,282		307	154			461

Cash dividend					(4,707)		(4,707)

Net unrealized gain on securities available for sale						10,292	10,292

Balance at September 30, 2001	4,771,699	$1,132	$(22,409)	$107,405	$19,129	$9,772	$115,029

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2000	4,223,599	$1,011	$(20,083)	$87,011	$13,955	$(13,584)	$68,310

Net income					11,403		11,403

Exercise of stock options	80,205	16		1,992			2,008

Purchase of treasury stock	(32,338)		(1,125)				(1,125)

Sale of treasury stock	5,683		140	51			191

Cash dividend					(3,875)		(3,875)

Net unrealized gain on securities available for sale						6,066	6,066

Balance at September 30, 2000	4,277,149	$1,027	$(21,068)	$89,054	$21,483	$(7,518)	$82,978

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Nine Months
	Ended September 30,

	2001	2000

Operating Activities:

Net income	$14,557	$11,403

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	2,464	1,050

Depreciation and amortization	1,429	1,276

Realized (gain) loss on security transactions, net	202	(25)

Amortization of premiums on securities, net	641	171

Deferred tax benefit	(1,505)	(546)

(Increase) decrease in deferred loan fees, net	(182)	734

(Increase) decrease in accrued interest and other receivables	3,890	(2,256)

Increase in other assets	(602)	(1,109)

Increase in accrued interest and other liabilities	1,304	2,964

Other changes, net	57	57

Net cash provided by operating activities	22,255	13,719

Investing Activities:

Net decrease in short-term investments	4,000	10,400

Increase in FHLB stock	(499)	(100)

Proceeds from sales and maturities of securities available for sale	279,732	42,120

Purchases of securities available for sale	(277,954)	(73,395)

Decrease in receivable for securities sold	44,326	—

Decrease in payable for securities purchased	(14,913)	—

Net increase in loans	(80,971)	(57,041)

Net purchases of premises and equipment	(274)	(784)

Net cash used in investing activities	(46,553)	(78,800)

Financing Activities:

Proceeds from issuance of common stock	2,444	2,008

Proceeds from sale of treasury stock	461	191

Increase (decrease) in deposits	(12,852)	133,125

Cash dividends paid	(4,707)	(3,875)

Repayment of other borrowings	(13)	(27,270)

Proceeds from other borrowings	91,250	21,000

Net decrease in securities sold under repurchase agreements and short-term borrowings	(47,751)	(57,743)

Acquisition of treasury stock	(1,363)	(1,125)

Net cash provided by financing activities	27,469	66,311

Increase in Cash and Due from Banks	3,171	1,230

Cash and due from banks, beginning of period	30,420	26,185

Cash and due from banks, end of period	$33,591	$27,415

Supplemental Disclosures:

Interest paid	$27,639	$28,372

Income tax payments	6,660	3,665

Change in unrealized gain on securities available for sale — net of tax	10,292	6,066

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 13 branch offices in Westchester County and 1 in Bronx County, New York. The Bank has leased a facility in the Bronx and expects to open a full service branch in that facility during the first quarter of 2002. Further, the Bank is actively looking for a similar facility in Manhattan. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized business, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser extent, the Bronx.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2001 and December 31, 2000 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2001 and 2000, and cash flows and changes in stockholders’ equity for the nine month period ended September 30, 2001 and 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

      The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices used within the banking industry. Certain information and note disclosures normally included in annual financial statements have been omitted.

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

      Intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period accounts to conform to the current period’s presentation.

      Accounting for Derivative Instruments and Hedging Activities — In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (collectively SFAS No. 133.) SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 on January 1, 2001. The Company has two interest rate floor contracts, $25 million with a 4.5% strike rate and $25 million with a 4.0% strike rate, which do not qualify for hedge

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

accounting under SFAS No. 133. Accordingly, the contracts were accounted for at fair value with the resulting net gain of $921,000 included in other income as of September 30, 2001. Under prior accounting, these contracts were accounted for as hedges, with the premiums paid for them being amortized against interest income over the life of the contract.

      Accounting for Transfers and Servicing or Financial Assets and Extinguishment of Liabilities — In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing or Financial Assets and Extinguishment of Liabilities,” replacing SFAS No. 125. SFAS No. 140 revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities, providing consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers, servicing or extinguishments occurring after March 31, 2001, except for certain provisions relating to the accounting and disclosure for secured borrowings and collateral for which the effective date was December 15, 2000. The adoption of the effective provisions of this statement as of December 15, 2000 and the remaining provisions effective as of April 1, 2001 did not have a material impact on the Company’s financial position or results of operations.

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(000’s except share data)

Numerator:

Net income available to common shareholders for basic and diluted earnings per share	$5,122	$3,968	$14,557	$11,403

Denominator:

Denominator for basic earnings per common share — weighted average shares	4,765,769	4,694,632	4,738,453	4,716,782

Effect of diluted securities:

Stock options	124,683	117,602	120,811	113,359

Denominator for dilutive earnings per common share — adjusted weighted average shares	4,890,452	4,812,234	4,859,264	4,830,141

Basic earnings per common share	$1.07	$0.85	$3.07	$2.42

Diluted earnings per common share	$1.05	$0.82	$3.00	$2.36

4.  Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 by the Company on July 1, 2001 did not have a significant impact on its financial position or results of operations.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which becomes effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization as well as provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption. The Company does not

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

believe that the adoption of SFAS No. 142 will have a significant impact on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”) which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of SFAS No. 144 will have a significant impact on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2001 and consolidated results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s Annual Report on Form 10K.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2001 and September 30, 2000

  Summary of Results

      The Company reported net income of $5.1 million and $14.6 million for the three and nine month periods ended September 30, 2001, respectively. This compares to $4.0 million and $11.4 million for the three and nine month periods ended September 30, 2000, respectively. The increases in net income in the three and nine month periods ended September 30, 2001 compared to the same periods in the prior year were primarily due to higher net interest income and higher non interest income offset by higher non interest expense, a higher provision for loan losses and a higher effective tax rate.

      Diluted earnings per share were $1.05 and $3.00 for the three and nine month periods ended September 30, 2001, respectively. This compares to $0.82 and $2.36 of diluted earnings per share for the three and nine month periods ended September 30, 2000, respectively. On this basis, diluted earnings per share increased $0.23 or 28.0 percent for the three months ended September 30, 2001 and increased $0.64 or 27.1 percent for the nine months ended September 30, 2001. Annualized return on average equity (excluding the effects of unrealized gains and losses on securities available for sale) was 22.01 percent and 19.77 percent for the three and nine month periods ended September 30, 2001, respectively, compared to 17.89 percent and 17.81 percent for the three and nine month periods ended September 30, 2000, respectively. Annualized return on average assets (excluding the effects of unrealized gains and losses on securities available for sale) for the three and nine month periods ended September 30, 2001 was 1.63 percent and 1.50 percent, respectively. This compares to 1.30 percent and 1.27 percent for the three and nine month periods ended September 30, 2000, respectively.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2001 and September 30, 2000, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2001 and 34 percent in 2000.

	Three Months Ended September 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)

	(000’s except percentages)

ASSETS

Interest earning assets:

Federal funds sold	$12,891	$115	3.57%	$12,951	$215	6.64%
Securities:(1)

Taxable	531,393	8,603	6.48	551,264	9,463	6.87

Exempt from Federal income taxes	148,773	2,794	7.51	142,833	2,660	7.45

Loans, net(2)	575,269	12,149	8.45	451,570	10,931	9.68

Total interest earning assets	1,268,326	23,661	7.46	1,158,618	23,269	8.03

Non interest earning assets:

Cash and due from banks	31,256			28,895

Other assets	26,588			37,025

Total non interest earning assets	57,844			65,920

Total assets	$1,326,170			$1,224,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest bearing liabilities:

Deposits:

Money market	$156,103	$977	2.50%	$150,330	$1,118	2.98%

Savings	53,654	143	1.07	52,060	195	1.50

Time	305,855	2,737	3.58	349,389	5,338	6.11

Checking with interest	61,032	147	0.96	68,813	232	1.35

Securities sold under repurchase agreements and other short-term borrowings	154,102	1,291	3.35	146,246	2,389	6.53

Other borrowings	172,024	2,214	5.15	94,232	1,338	5.68

Total interest bearing liabilities	902,770	7,509	3.33	861,070	10,610	4.93

Non interest bearing liabilities:

Demand deposits	304,814			260,959

Other liabilities	14,867			14,038

Total non interest bearing liabilities	319,681			274,997

Stockholders’ equity(1)	103,719			88,471

Total liabilities and stockholders’ equity(1)	$1,326,170			$1,224,538

Net interest earnings		$16,152			$12,659

Net yield on interest earning assets			5.09%			4.37%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $978 and $904 for the three months ended September 30, 2001 and September 30, 2000, respectively.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2001 and September 30, 2000, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2001 and 34 percent in 2000.

	Nine Months Ended September 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)

	(000’s except percentages)

ASSETS

Interest earning assets:

Federal funds sold	$15,010	$501	4.45%	$12,044	$561	6.21%
Securities:(1)

Taxable	530,421	26,470	6.65	546,558	27,868	6.80

Exempt from Federal income taxes	146,757	8,322	7.56	139,252	7,765	7.43

Loans, net(2)	547,651	36,186	8.81	434,963	30,631	9.39

Total interest earning assets	1,239,839	71,479	7.69	1,132,817	66,825	7.87

Non interest earning assets:

Cash and due from banks	31,178			28,145

Other assets	34,723			36,063

Total non interest earning assets	65,901			64,208

Total assets	$1,305,740			$1,197,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest bearing liabilities:

Deposits:

Money market	$149,925	$3,039	2.70%	$149,670	$3,243	2.89%

Savings	52,747	529	1.34	51,570	585	1.51

Time	339,831	11,637	4.57	329,952	14,186	5.73

Checking with interest	60,681	533	1.17	63,161	625	1.32

Securities sold under repurchase agreements and other short-term borrowings	155,774	5,033	4.31	162,939	7,231	5.92

Other borrowings	146,950	5,742	5.21	91,457	3,869	5.64

Total interest bearing liabilities	905,908	26,513	3.90	848,749	29,739	4.67

Non interest bearing liabilities:

Demand deposits	286,040			249,951

Other liabilities	14,970			12,937

Total non interest bearing liabilities	301,010			262,888

Stockholder’s equity(1)	98,822			85,388

Total liabilities and stockholders’ equity(1)	$1,305,740			$1,197,025

Net interest earnings		$44,966			$37,086

Net yield on interest earning assets			4.84%			4.37%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $2,913 and $2,640 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2001 and September 30, 2000.

	Nine Month Period Increase			Three Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

	(000’s)

Interest Income:

Federal funds sold	$138	$(198)	$(60)	$(1)	$(99)	$(100)

Securities:

Taxable	(823)	(575)	(1,398)	(341)	(519)	(860)

Exempt from Federal income taxes(2)	418	139	557	111	23	134

Loans, net	7,936	(2,381)	5,555	2,994	(1,776)	1,218

Total interest income	7,669	(3,015)	4,654	2,763	(2,371)	392

Interest expense:

Deposits:

Money market	$6	$(210)	$(204)	$43	$(184)	$(141)

Savings	13	(69)	(56)	6	(58)	(52)

Time	425	(2,974)	(2,549)	(665)	(1,936)	(2,601)

Checking with interest	(25)	(67)	(92)	(26)	(59)	(85)

Securities sold under repurchase agreements and other short-term borrowings	(318)	(1,880)	(2,198)	128	(1,226)	(1,098)

Other borrowings	2,348	(475)	1,873	1,105	(229)	876

Total interest expense	2,449	(5,675)	(3,226)	591	(3,692)	(3,101)

Increase in interest differential	$5,220	$2,660	$7,880	$2,172	$1,321	$3,493

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2001 and 34 percent in 2000.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and nine month periods ended September 30, 2001, net interest income, on a tax equivalent basis, increased 27.6 percent to $16.2 million from $12.7 million, and 21.2 percent to $45.0 million from $37.1 million, respectively, compared to the prior year periods. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities for the three and nine month periods ended September 30, 2001 to $365.6 million from $297.5 million, and to $333.9 million from $284.1 million, respectively, compared to the prior year periods. In addition, the net interest margin on a tax equivalent basis for the three and nine month periods ended September 30, 2001 increased to 5.09 percent from 4.37 percent and increased to 4.84 percent from 4.37 percent, respectively, compared to the prior year periods.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in federal funds sold, tax-exempt securities and loans during the nine month period ended September 30, 2001, partially offset by lower volume in taxable securities and generally lower interest rates, contributed to the higher interest income in the current year periods as compared to the same periods in the prior year. For the three and nine month periods ended September 30, 2001, average interest earning assets increased 9.5 percent to $1,268.3 million from $1,158.6 million and 9.4 percent to $1,239.8 million from

$1,132.8 million, respectively, compared to the prior year periods. Interest income, on a tax equivalent basis, for the three and nine month periods ended September 30, 2001, increased 1.7 percent to $23.7 million from $23.3 million, and 7.0 percent to $71.5 million from $66.8 million, respectively, compared to the prior year periods.

      Average total securities decreased $13.9 million, or 2.0 percent to $680.2 million for the three month period ended September 30, 2001 compared to the prior year period. For the nine month period ended September 30, 2001, average total securities decreased $8.6 million, or 1.3 percent to $677.2 million compared to the prior year period. These decreases in average total securities in the current year periods, as compared to the same periods in the prior year, were principally the result of management’s efforts to increase utilization of available funds for loan growth. Interest income on securities decreased in the current year periods due to lower volume and lower aggregate rates.

      Average net loans increased $123.7 million, or 27.4 percent to $575.3 million for the three month period ended September 30, 2001 compared to the prior year period. For the nine month period ended September 30, 2001, average net loans increased $112.7 million, or 25.9 percent to $547.7 million compared to the prior year period. These increases in average net loans reflect management’s greater emphasis on making new loans and more effective market penetration. Interest income on net loans increased in the current year periods due to higher volume partially offset by generally lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three and nine month periods ended September 30, 2001 decreased 29.2 percent to $7.5 million from $10.6 million, and 10.8 percent to $26.5 million from $29.7 million, compared to the prior year periods. For the three months ended September 30, 2001, average balances in money market and savings deposits increased and average balances in time deposits and interest bearing checking deposits decreased compared to the prior year period. For the nine months ended September 30, 2001, average balances in time deposits, money market and savings deposits increased, and average balances in interest bearing checking deposits decreased compared to the prior year period. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of a new branch in June, 1999 in Bronx, New York. In addition, borrowings increased in a continuing effort to effectively leverage capital. These funds were invested in loans and securities. The average amount of non interest bearing demand deposits, which increased 16.8 percent to $304.8 million from $261.0 million, and 14.4 percent to $286.4 million from $250.0 million, respectively, compared to the prior year periods, is an important component of the Company’s liability management and has a direct impact on the determination of net interest income. Interest rates paid on average deposits and borrowings, decreased in the current year periods compared to the prior year periods due to a lower interest rate environment.

      The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2001 and 2000 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,

	2001	2000	2001	2000

Average interest rate on:

Total average interest earning assets	7.46%	8.03%	7.69%	7.87%

Total average interest bearing liabilities	3.33	4.93	3.90	4.67

Total interest rate spread	4.13	3.10	3.79	3.20

      Interest rate spreads increased in the current year periods compared to the prior year periods. These increases resulted primarily from the growth in loans, the highest yielding asset category, as a component of total earning assets. Management cannot predict what impact market conditions will have on the Company’s interest rate spread and compression in net interest rate spread may occur. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $1,404,000 and $350,000 for the three month periods ended September 30, 2001 and 2000, respectively, and $2,464,000 and $1,050,000 for the nine month periods ended September 30, 2001 and 2000, respectively. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income for the three and nine month periods ended September 30, 2001 increased 113.6 percent to $987,000 from $462,000 and 37.8 percent to $2,057,000 from $1,493,000, respectively, compared to the prior year periods.

      Service charges for the three and nine month periods ended September 30, 2001 increased 9.4 percent to $304,000 from $278,000, and 6.6 percent to $883,000 from $828,000, respectively, compared to the prior year periods. These increases reflect a higher level of fees charged and increased activity.

      Other income for the three and nine month periods ended September 30, 2001 increased 471.7 percent to $909,000 from $159,000, and increased 115.0 percent to $1,376,000 from $640,000, respectively, compared to the prior year periods. Other income for September 2001 included an increase in the fair value of interest rate floors of $921,000 while other income for September 2000 included a gain of $233,000 related to the sale of a former branch location.

  Non Interest Expense

      Non interest expense for the three and nine month periods ended September 30, 2001 increased 4.8 percent to $6.8 million from $6.5 million, and 3.8 percent to $20.1 million from $19.4 million, respectively, compared to the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in business development expense, professional services expense, FDIC assessment and other operating expense, partially offset by a slight decrease in equipment expense in the three month period ended September 30, 2001 compared to the prior year period. For the nine month period ended September 30, 2001, increases in equipment expense, occupancy costs, business development expense, FDIC assessment and other operating expense were partially offset by a decrease in professional services expense as compared to the same period in the prior year.

      Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2001 was essentially, in the aggregate, unchanged from prior periods with increases in employee retirement plan costs offset by decreases in medical plan and recruitment costs.

      Occupancy expense for the three and nine month periods ended September 30, 2001 was essentially, in the aggregate, unchanged from prior periods with increases in utilities and depreciation of bank building offset by decreases in property tax expense and leasehold amortization expense.

      Professional services for the three and nine month periods ended September 30, 2001 increased 21.8 percent to $725,000 from $595,000 and decreased 5.0 percent to $1,840,000 from $1,938,000, respectively, compared to prior year periods. The increase resulted from higher pension expense and higher legal costs offset by lower consulting costs. The decrease resulted from professionals engaged to assist with the first time filing with the Securities Exchange Commission in prior periods that were not required in the current period.

      Equipment expense for the three month period ended September 30, 2001 was essentially unchanged compared to the prior period. Equipment expense for the nine month period ended September 30, 2001 increased 11.4 percent to $1.4 million from $1.3 million compared to the prior year period. The increase reflected the early retirement of certain office equipment.

      Business development expense for the three and nine month periods ended September 30, 2001 increased 9.1 percent to $215,000 from $197,000 and 23.1 percent to $746,000 from $606,000, respectively, compared to the prior year periods. These increases reflect costs associated with increased general promotion of products and services as well as expanded business development efforts.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three and nine month periods ended September 30, 2001 increased 0.3 percent to $41,000 from $40,000, and 3.2 percent to $126,000 from $122,000, respectively, compared to the prior year periods. These increases resulted from increases in the Bank’s deposits subject to FDIC assessment.

      Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2001 compared to September 30, 2000, were due to the following:

•	Increase of $3,000 (2.4%) and a decrease of $29,000 (7.8%), respectively, in stationery and printing costs. The variances were due to the timing of purchases of certain supplies.

•	Increase of $13,000 (6.8%) and $22,000 (4.1%), respectively, in communications expense, due to added voice and data lines associated with the expansion of technology usage and growth in customers and business activity.

•	Increase of $21,000 (22.0%) and $59,000 (21.9%), respectively, in courier service due to increased customer utilization of the service and increased service costs.

•	Increase of $6,000 (7.0%) and a decrease of $11,000 (4.0%), respectively, in dues, meetings and seminars expense, due to the timing of the participation in such events.

•	Decrease of $31,000 (53.4%) and $58,000 (34.2%), respectively, in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by higher banker’s professional insurance costs and automobile insurance costs.

•	Increase of $24,000 (35.4%) and $35,000 (21.7%), respectively, in other loan costs principally due to increased loan collection and credit checking expenses.

•	Increase of $35,000 (20.5%) and $45,000 (8.2%), respectively, in outside services costs due to increased data processing costs and higher correspondent bank service charges.

  Income Taxes

      Income taxes for the three and nine month periods ended September 30, 2001 increased 99.9 percent to $2.8 million from $1.4 million and 69.6 percent to $7.0 million from $4.1 million, respectively, compared to the prior year periods. The effective tax rate was 32.4 percent for the current year periods compared to 26.5 percent in the prior year periods. The increase in the effective tax rate reflects an increase in income subject to tax largely due to the decrease in tax exempt income as a percentage of total interest income and an increase in the base federal tax rate from 34 percent to 35 percent due to higher levels of taxable income.

Financial Condition

      At September 30, 2001, the Company had total assets of $1,334.5 million, an increase of $44.5 million, or 3.5 percent, from the $1,290.0 million at December 31, 2000.

      The securities portfolio consists of securities available for sale of $670.0 million and $655.0 million at September 30, 2001 and December 31, 2000, respectively. The portfolio also includes Federal Home Loan Bank of New York (FHLB) stock, which totaled $10.0 million and $9.5 million at September 30, 2001 and December 31, 2000, respectively.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at September 30, 2001:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(000’s)

U.S. Treasury and government agencies	$121,827	$2,264	$94	$123,997

Mortgage-backed securities	372,621	8,683	7	381,297

Obligations of state and political subdivisions	149,239	6,671	12	155,898

Other debt securities	7,524	74	20	7,578

Total debt securities	651,211	17,692	133	668,770

Equity securities	862	389	—	1,251

Total	$652,073	$18,081	$133	$670,021

      During the nine months ended September 30, 2001, U.S. Treasury and government agency obligations decreased $99.2 million to $124.0 million due to purchases of $88.9 million and other increases of $5.1 million, offset by maturities and calls of $147.4 million and sales of $45.8 million. The purchases were made based upon the attractive yield available in the market. Portions of maturities and sales were reinvested in other investments, primarily mortgage-backed securities, as part of the Company’s asset/liability management.

      Mortgage-backed securities, including collateralized mortgage obligations (CMO’s), increased $100.5 million during the period to $381.3 million at September 30, 2001. The increase was due to purchases of $164.3 million and other increases of $8.3 million, offset by principal paydowns and redemptions of $72.1 million. These purchases were fixed and variable rate mortgage-backed securities with average lives of less than ten years at the time of purchase.

      Obligations of state and political subdivisions increased $8.5 million during the period to $155.9 million due to purchases of $17.6 million, offset by maturities of $12.3 million and other increases of $3.2 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and on a limited basis, in non-rated securities. Non-rated securities totaled $5.1 million at September 30, 2001 comprised primarily of obligations of municipalities located within the Company’s market area.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2001.

      Total loans were $593.2 million at September 30, 2001 compared to $512.3 million at December 31, 2000, reflecting a $81.0 million increase. This increase resulted principally from a $32.1 million increase in commercial real estate loans, a $19.1 million increase in residential real estate loans, a $13.6 million increase in commercial and industrial loans, a $0.1 million increase in loans to individuals and a $17.0 million increase in construction loans, partially offset by a decrease of $0.9 million in lease financing.

      Major classifications of loans at September 30, 2001 and December 31, 2000 are as follows:

	September 30,	December 31,
	2001	2000

	(000’s)

Real Estate:

Commercial	$213,826	$181,735

Construction	49,896	32,869

Residential	174,462	155,449

Commercial and industrial	124,181	110,555

Individuals	10,776	10,677

Lease financing	20,101	20,970

Total	593,242	512,255

Deferred loan fees	(1,157)	(1,338)

Allowance for loan losses	(7,296)	(4,816)

Loans, net	$584,789	$506,101

      In March 2000, the Company ended its participation in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $18.7 million of such leases at September 30, 2001 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, restructured loans and other real estate owned (OREO) as of September 30, 2001 and December 31, 2000:

	September 30,	December 31,
	2001	2000

	(000’s except percentages)

Non accrual loans at period end	$5,129	$4,584

OREO at period end	2,060	2,117

Restructured loans at period end	—	—

Total nonperforming assets	7,289	6,701

Loans past due 90 days or more and still accruing	876	469

Nonperforming assets to total assets at period end	.55%	.52%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $123,000, $286,000 and $586,000 for the three and nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. There was no interest income on these loans included in net income for the three and nine month periods ended September 30, 2001 and the year ended December 31, 2000.

      The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of estimated losses. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component and an unallocated component.

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	September 30,	Change During	December 31,
	2001	Period	2000

	(000’s)

Specific component	$1,000	$875	$125

Formula component	496	105	391

Unallocated component	5,800	1,500	4,300

Total allowance	$7,296		$4,816

Net change		2,480

Net recoveries		(16)

Provision amount		$2,464

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

      The change in the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the change in the unallocated component for loan losses at September 30, 2001.

•	Economic and business conditions — The decline in the economy during the quarter ended September 30, 2001 as evidenced by increased unemployment and increased bankruptcy filings throughout the country and in the Company’s market area and the sudden and unprecedented destruction of the World Trade Center on September 11, 2001 has, in management’s judgement, caused a slowdown in economic and business activity within the Company’s primary market, caused a softening in demand for commercial real estate, which has negatively impacted valuations of the Company’s primary collateral for loans, and has created greater uncertainty regarding the ability of borrowers to repay their loans. Therefore, consideration of events that trigger economic uncertainty is a part of the determination of the unallocated component of the allowance.

•	Concentrations — Net loans increased by $78.7 million to $584.8 million during the nine months ended September 30, 2001 from $506.1 million as of December 31, 2000. This represented 43.8 percent of total assets as of September 30, 2001, up from 39.2 percent as of the prior year-end. Concentration in commercial real estate increased to 36.0 percent of total loans as of September 30, 2001 from 35.5 percent as of the prior year-end, an increase of $32.0 million. Concentration in construction loans increased to 8.4 percent of total loans as of September 30, 2001 from 6.4 percent as of the prior year-end, an increase of $17.0 million. These increases have created greater exposure to volatility in real estate values in a limited geographic area. Increases in such concentrations are not reflected in the formula component of the allowance due to the lag caused by using three-year historical losses in determining the loss factors. Therefore, consideration of increases in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Non-accrual loans and loans past due 90 days or more and still accruing increased by $0.9 million, or 12.5 percent. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $1.5 million reflects our best estimate of probable losses which have been incurred as of September 30, 2001.

      Total deposits decreased $12.9 million for the nine month period ended September 30, 2001 to $866.7 million, or 1.5 percent from $879.6 million at December 31, 2000.

      The following table presents a summary of deposits at September 30, 2001 and December 31, 2000.

	September 30,	December 31,	Increase
	2001	2000	(Decrease)

Demand deposits	$318,671	$274,738	$43,933

Money market accounts	161,659	145,294	16,365

Savings accounts	53,497	51,623	1,874

Time deposits of $100,000 or more	197,589	288,094	(90,505)

Time deposits of less than $100,000	75,513	60,541	14,972

Checking with interest	59,794	59,285	509

	$866,723	$879,575	$(12,852)

      The increase in non interest bearing demand deposits reflects the Company’s continuing emphasis on developing this funding source. The decrease in time deposits of $100,000 or more primarily resulted from a decrease in CD’s from municipal customers which are acquired on a bid basis. The increase in checking with interest, money market accounts, savings accounts and time deposits of less than $100,000 reflects new customer relationships and increased account activity.

      Total borrowings increased $43.5 million to $329.3 million at September 30, 2001 from $285.8 million at December 31, 2000. This overall increase in borrowings resulted from management’s continuing efforts to effectively leverage the Bank’s capital position and to manage its interest rate risk.

      Stockholders’ equity increased $21.7 million to $115.0 million at September 30, 2001 from $93.3 million at December 31, 2000. Increases in stockholders’ equity resulted from:

•	Net income of $14.6 million for the nine months ended September 30, 2001

•	$2.4 million of stock options exercised

•	$0.5 million of treasury stock sales

•	$10.3 million unrealized gain on securities available for sale

      Decreases in stockholders’ equity resulted from:

•	$1.4 million treasury stock purchases

•	$4.7 million cash dividend paid on common stock

      The Company’s and the Bank’s capital ratios at September 30, 2001 and December 31, 2000 are as follows:

			Minimum for
			Capital
	September 30,	December 31,	Adequacy
	2001	2000	Purposes

Leverage ratio:

Company	7.9%	7.3%	4.0%

Bank	7.9	7.4	4.0

Tier 1 capital:

Company	15.6	14.8	4.0

Bank	15.6	14.9	4.0

Total capital:

Company	16.5	15.6	8.0

Bank	16.7	15.7	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at September 30, 2001 and December 31, 2000.

      The Bank’s liquid assets, at September 30, 2001, include cash and due from banks of $33.6 million and Federal funds sold of $3.3 million. Other sources of liquidity at September 30, 2001 include maturities and principal and interest payments on loans and securities, comprised of approximately $220 million of loans maturing in one year or less, and approximately $110 million of securities having contractual maturities or expected call dates or average lives of one year or less. In addition, at September 30, 2001, the Bank had an available borrowing capacity of approximately $100 million from the FHLB, $25 million under three Federal funds purchased facilities, $50 million available under Retail CD Brokerage Agreements and had securities totaling approximately $59 million that could be sold under agreements to repurchase.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2001. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	changes in economic conditions;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	increases in federal and state income taxes and/or the Company’s effective income tax rate; and

•	the extent and timing of legislative and regulatory actions and reform.

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts or estimated fair value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2000 were previously reported in the Company’s Annual Report on Form 10K. There have been no material changes in the Company’s market risk exposure at September 30, 2001 compared to December 31, 2000.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments extensively. However, two interest rate floor contracts with combined notional amount of $50 million were in place as of September 30, 2001 to manage the Company’s interest rate exposure. The Company did not enter into any new derivative financial instruments during the nine months ended September 30, 2001.

      The Company uses two methods to evaluate market risk to changes in interest rates, a “Static Gap” analysis and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income. Both methods show the Company’s net interest income declining if interest rates gradually rise.

      The Company’s “Static Gap” at September 30, 2001 was negative $27 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2000. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2001.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from September 30, 2001	Policy Limit

+200 basis points	(1.98)%	(5.0)%

-200 basis points	1.32%	(5.0)%

      The percentage change in estimated net interest income in the +200 and -200 basis points scenario is within the Company’s policy limits.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (B)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer

November 14, 2001