Form 10-K405
period 2001-12-31
HUDSON VALLEY HOLDING CORP
filed 2002-03-27
CIK 722256

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                   CLASS                                OUTSTANDING AT MARCH 1, 2002
                   -----                                ----------------------------
                Common Stock                                  5,275,839 Shares
             ($0.20 par value)

     The aggregate market value on March 1, 2002 of voting stock held by non-affiliates of the Registrant was approximately $125,204,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   --------
  PART I
            ITEM 1   BUSINESS....................................................      1
            ITEM 2   PROPERTIES..................................................     12
            ITEM 3   LEGAL PROCEEDINGS...........................................     13
            ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     13
  PART II
            ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.........................................     14
            ITEM 6   SELECTED FINANCIAL DATA.....................................     17
            ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................     18
            ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK........................................................     45
            ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     49
            ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE....................................     76
  PART III
            ITEMS 10 THROUGH 13. (INCORPORATED BY REFERENCE TO THE DEFINITIVE
            PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS FOR THE FISCAL
            YEAR ENDED DECEMBER 31, 2001 WHICH WILL BE FILED WITH THE SECURITIES
            AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THAT
            FISCAL YEAR)
  PART IV
            ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                     8-K.........................................................     76
  SIGNATURES.....................................................................     78

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Hudson Valley Holding Corp. (the "Company") is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

     The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the "Bank"), a New York chartered commercial bank established in 1972. The Bank is the largest independent bank headquartered in Westchester County, New York. The Bank has 13 branch offices in Westchester County and 2 in Bronx County, New York. The Bank opened its second branch office in Bronx County, New York on March 4, 2002. The Bank has received all necessary regulatory approvals to open two new branch offices, one at 21 Scarsdale Road, Yonkers, New York, the Company's principal executive offices, and one in Manhattan at 60 East 42nd Street, New York, New York. Both branches are expected to open in the second quarter of 2002. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County, the Bronx and, beginning in 2002, in Manhattan.

     Our principal executive offices are located at 21 Scarsdale Road, Yonkers, New York 10707.

     The Bank's principal customers are small and medium-sized businesses, professionals, individuals, municipalities and not-for-profit organizations located in Westchester County and Bronx County, New York. The Bank's strategy is to operate as a community-oriented banking institution dedicated to providing personalized service to customers and focusing products and services on selected segments of the market. The Bank believes that its ability to attract and retain customers is due primarily to its focused approach to its market, its personalized and professional services, its product offerings, its experienced staff, its knowledge of its local markets and its ability to provide responsive solutions to customer needs. The Bank provides these products and services to a diverse range of customers and does not rely on a single large depositor for a significant percentage of deposits. The Bank anticipates that it will continue to open new branch offices in Westchester County and in New York City.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or the banking industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

EMPLOYEES

     At December 31, 2001, we employed 220 full-time employees and 53 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

OUR MARKET AREA

     Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2000 census data, was $60,882. The County's 1998 per capita personal income of $47,267 placed Westchester County sixth highest among the nation's counties. In 2000, the County's unemployment rate was 3.0 percent, as compared to New York State at 4.6 percent and the United States at 4.0 percent. The County has over 40,000 small and medium sized businesses, which form a large portion of the Bank's current and potential customer base.

     Bronx County is one of the five boroughs of New York City and borders on Westchester County. While it also has a large and varied economic base, the median household income in the Bronx is much lower than Westchester County. The median household income, based on 2000 census data was $27,547, while the County's 1998 per capita personal income was $19,841. The northern part of Bronx County has a base of professionals and small and medium size businesses. The Company believes that this potential business customer base offers growth opportunities similar to those the Bank has developed in Westchester County, despite the differing demographic profiles of the two counties as a whole. The Bank's second branch office in the Bronx opened during the first quarter of 2002. The Company believes further growth opportunities exist in the Bronx.

     Manhattan (Kings County) is one of the five boroughs of New York City. It has a large and varied economic base. The median household income in Manhattan, based on 2000 census data, was $35,201, while Manhattan's 1998 per capita personal income was $72,194. Sections of Manhattan have a well-developed base of professionals and small and medium sized businesses. The Company believes that this potential customer base offers growth opportunities similar to those the Bank has developed in Westchester County and Bronx County.

COMPETITION

     The banking and financial services business in New York generally, and in Westchester and Bronx Counties specifically, is highly competitive. There are approximately 19 commercial banks with branch banking offices in our market area. In addition, a number of other depository institutions compete in our market area including savings banks, savings and loan associations, credit unions and brokerage houses. The Bank competes with local offices of large New York City commercial banks due to its proximity to New York

City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with the Bank for both loans and deposits. The Bank is smaller in size than most of its competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

     According to statistics gathered by the FDIC, there were in 1997 and 1998, respectively, 320 and 384 separate banks, credit unions, mortgage brokerages/companies and finance companies operating within the Westchester market area that originated at least one home purchase, home refinance, home improvement or multi-family loan. In 1997 and 1998, the Bank ranked 64th (0.41 percent market share) and 59th (0.35 percent market share), respectively, in terms of market share among these lending institutions. While there are only 9 other lenders headquartered in Westchester County, we consider 14 financial institutions as the Bank's primary local competition for small business and mortgage loans.

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

     Federal legislation permits adequately capitalized bank holding companies to expand across state lines to offer banking services. In light of this, it is possible for large organizations to enter many new markets, including our market area. Many of these competitors, by virtue of their size and resources, may enjoy efficiencies and competitive advantages over the Bank in pricing, delivery and marketing of their products and services. The passage of the Financial Services Modernization Act of 1999 (the "Gramm-Leach-Bliley Act") may also increase the number of powerful competitors in our market by allowing other financial institutions to form or acquire banking subsidiaries.

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

     The Company's strategy is to increase earnings through moderate growth within its existing market. The Bank's primary market area, Westchester County, Bronx County and Manhattan, has a high concentration of the types of customers that the Bank desires to serve. The Bank expects to continue to expand by opening new full service banking facilities, by expanding loan originations in its market area, by enhancing and expanding computerized and telephonic products and through strategic alliances and contractual relationships.

     During the past five years, the Company has focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers' needs. The focus of the Bank's products and services continues to be small and medium size businesses, professionals, not-for-profit organizations and municipalities. The Bank has expanded its market from Westchester County to include sections of Bronx County and Manhattan. The Bank has opened three new facilities during the past five years, one in New Rochelle, Westchester County and two in Bronx County, and anticipates opening two additional facilities during the second quarter of 2002. The Bank expects to continue to open additional facilities in the future. The Bank has invested in technology based products and services to meet customer needs. In addition, the Bank has expanded products and services, particularly in its lending programs, and its offering of investment management and trust services. As a result, the Bank has approximately doubled its total assets during this five year period.

LENDING

     The Bank engages in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2001, gross loans totaled $609.9 million. Gross loans were comprised of the following loan types:

Real estate.................................................   71.9%
Commercial and industrial...................................   23.0
Individuals.................................................    1.9
Lease financing.............................................    3.2
                                                              -----
Total.......................................................  100.0%

     At December 31, 2001, the Bank's unsecured lending limit to one borrower under applicable regulations was approximately $17.2 million.

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

     The Bank provides deposit pick up services for certain business customers. The Bank has 8 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks' customers.

     For more information regarding the Bank's deposits, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Deposits."

PORTFOLIO MANAGEMENT SERVICES

     The Bank provides portfolio management services to certain pension and retirement accounts and executes securities transactions on behalf of certain customers by utilizing administrative support, investment products and methodologies provided to the Bank through an alliance with a third party. The Bank terminated its relationship with this third party, an unaffiliated commercial bank, during the first quarter of 2002 and formed a relationship with an investment advisor to provide similar services to the Bank. The Bank believes the new relationship will improve the portfolio management services offered. The Bank will continue to periodically explore the possibility of developing relationships with others that provide similar investment management services, and the Bank believes that a number of alternative providers of these services exist. The Bank also provides a software application designed to meet specific administrative needs of bankruptcy trustees through a marketing and licensing agreement with the application vendor. The Bank's licensing agreement expires in October 2002. The Bank does not know if an extension will be available or, if available, whether the Bank will renew. While the Bank is interested in developing new customer relationships with bankruptcy trustees by offering them access to this software, the Bank does not believe that its relationship with the application vendor is material to its business. In addition, the Bank has participated in loans originated by various other financial institutions within the normal course of business and within standard industry practices.

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

     The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank.

     In November 1999, Congress amended certain provisions of the BHC Act through passage of the Gramm-Leach-Bliley Act. Under this new legislation, a bank holding company may elect to become a "financial holding company" and thereby engage in a broader range of activities than would be permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under FRB regulations, and all such subsidiaries must have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature", including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities.

     The Company believes it would meet the regulatory criteria that would enable it to elect to become a financial holding company. The Company has not yet determined whether to make such an election.

     The Gramm-Leach-Bliley Act also makes it possible for entities engaged in providing various other financial services to form financial holding companies and form or acquire banks. Accordingly, the Gramm-Leach-Bliley Act makes it possible for a variety of financial services firms to offer products and services comparable to the products and services offered by the Bank.

     There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2001, the Bank could have declared additional dividends of approximately $33.2 million to the Company without prior regulatory approval.

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

     The FRB has established capital adequacy guidelines for bank holding companies that are similar to the Federal Deposit Insurance Corporation ("FDIC") capital requirements for the Bank described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" and Note 8 to the Consolidated Financial Statements. As of December 31, 2001, our Tier 1 and Total risk-based capital ratios were 15.4 percent and
16.5 percent, respectively, and our leverage capital ratio was 7.9 percent. All ratios exceed the requirements under these regulations and classify us as "well capitalized."

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

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of at least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8 percent. As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. There are no conditions that we believe have changed the Bank's category.

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

  Community Reinvestment Act and Fair Lending Developments

     Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) amended the CRA to require public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as "Outstanding", "Satisfactory", "Needs to Improve" or "Substantial Non Compliance." Failure to receive at least a "Satisfactory" rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in December 2000, the Bank received a rating of "Satisfactory."

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

  Governmental Monetary Policy

     The Company's and Bank's business and earnings depend in large part on differences in interest rates. One of the most significant factors affecting the Company's and the Bank's earnings is the difference between (1) the interest rates paid by the Bank on its deposits and its other borrowings (liabilities) and (2) the interest rates received by the Bank on loans made to its customers and securities held in its investment portfolio (assets). The value of and yield on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Therefore, the earnings and growth of the Company and the Bank will be, influenced by general economic conditions, the monetary and fiscal policies of the federal government, including the Federal Reserve System, whose function is to regulate the national supply of bank credit in order to influence inflation and overall economic growth. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans, earned on investments or paid for deposits.

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

RISK FACTORS

OUR MARKETS ARE INTENSELY COMPETITIVE, AND OUR PRINCIPAL COMPETITORS ARE LARGER THAN US.

     We face significant competition both in making loans and in attracting deposits. This competition is based on, among other things, interest rates and other credit and service charges, the quality of services rendered, the convenience of the banking facilities, the range and type of products offered and the relative lending limits in the case of loans to larger commercial borrowers. The Westchester County, Bronx County, and Manhattan area of New York has a very high density of financial institutions, many of which are branches of institutions which are significantly larger than us and have greater financial resources and higher lending limits. Many of these institutions offer services that we do not or cannot provide. Nearly all such institutions compete with us to varying degrees.

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

WE OPERATE IN A HIGHLY REGULATED INDUSTRY AND COULD BE ADVERSELY AFFECTED BY GOVERNMENTAL MONETARY POLICY OR REGULATORY CHANGE.

     The Company, as a bank holding company, and the Bank are subject to regulation by several government agencies, including the FRB, the FDIC, the New York Superintendent of Banks, and the Banking Board of the State of New York. Changes in governmental economic and monetary policy not only can affect the ability of the Bank to attract deposits and make loans, but can also affect the demand for business and personal lending and for real estate mortgages.

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

     Currently, the Bank's income would be minimally changed due to changes in the interest rate environment. However, significant and prolonged rate decreases could have an adverse effect on the Bank's net interest income by decreasing the spread between the rates earned on assets and paid on liabilities. Changes in interest rates also affect the volume of loans originated by the Bank, as well as the value of its loans and other interest-earning assets, including investment securities.

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

WE MAY INCUR LIABILITIES UNDER FEDERAL AND STATE ENVIRONMENTAL LAWS WITH RESPECT TO FORECLOSED PROPERTIES.

     Approximately 72% of the loans held by the Bank as of December 31, 2001 were secured by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. The Bank currently does not own any property acquired on foreclosure. However, the Bank has in the past and may in the future acquire properties through foreclosure on loans in default. Under federal and state environmental laws, the Bank could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties acquired by the Bank on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower's activities may be required to bear a portion of the clean up costs under federal or state environmental laws.

A DOWNTURN IN THE ECONOMY IN OUR MARKET AREA WOULD ADVERSELY AFFECT OUR LOAN PORTFOLIO AND OUR GROWTH POTENTIAL.

     Our lending market area is concentrated in Westchester County, New York and, to a growing but lesser extent, Bronx County, New York with a primary focus on small to medium-sized businesses located in this area. Accordingly, the asset quality of our loan portfolio is largely dependent upon the area's economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.

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

     In addition to the branches in Westchester County, the Bank operates two branches in Bronx, New York, one at 3130 East Tremont Avenue and one at 975 Allerton Avenue, both in premises leased by the Bank.

     Of the leased properties, 5 properties, located in White Plains, Thornwood, Mount Vernon, Yonkers and Bronx, New York, have lease terms that expire within the next 2 years, with each lease subject to the Bank's renewal option. The Bank expects to exercise its renewal option on the leases of each of these properties.

     The Bank also operates 8 ATM machines, 6 of which are located in the Bank's facilities. Two ATMs are located at different off-site locations -- Yonkers General Hospital in Yonkers, New York; and St. Joseph's Hospital in Yonkers, New York.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of Hudson Valley Holding Corp during the fourth quarter of 2001.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was held of record as of March 1, 2002 by approximately 675 shareholders. The Company's common stock trades on a limited and sporadic basis in the over-the-counter market under the symbol "HUVL". A very limited and sporadic public trading market has developed. The Company has historically purchased shares of common stock from shareholders at a price that the Company believes to be the fair market value at the time. Some of these purchases are made pursuant to Stock Restriction Agreements which give the Company a right of first refusal if the shareholder wishes to sell his or her shares. The majority of transactions in the Company's common stock are sales to the Company or private transactions. There can be no assurance that the Company will purchase any additional stock in the future.

     The table below sets forth the high and the low prices per share at which the Company purchased shares of its common stock from shareholders in 2001 and 2000. The price per share has been adjusted to reflect the 10 percent stock dividends to shareholders in December 2001 and 2000.

                                                                2001                2000
                                                          ----------------    ----------------
                                                           HIGH      LOW       HIGH      LOW
                                                          ------    ------    ------    ------
First Quarter...........................................  $35.23    $30.68    $26.45    $26.45
Second Quarter..........................................   35.23     32.05     30.16     26.45
Third Quarter...........................................   40.91     33.18     30.16     30.16
Fourth Quarter..........................................   39.00     34.55     30.68     30.16

     The foregoing prices were not subject to retail markup, markdown or commission.

     In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows: In 2001, $0.28 per share to holders of record on February 5; $0.31 to shareholders of record May 7, August 6 and November 5. In 2000, $0.24 per share to holders of record on February 7; $0.26 to shareholders of record on May 8, August 7 and November 6. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2001 and 2000.

     Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 3, 2001 and December 4, 2000.

     Effective December 4, 2001, the Board of Directors of the Company adjusted the price at which the Company would purchase shares to $35.50 per share, taking into consideration the ten percent stock dividend to shareholders in December 2001.

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

THERE IS CURRENTLY NO ACTIVE MARKET FOR THE COMMON STOCK AND THERE CAN BE NO ASSURANCE THAT A MARKET WILL DEVELOP.

     Our common stock trades from time to time in the over-the-counter bulletin board market under the symbol "HUVL". Trading in this market is sporadic. In the absence of an active market for our common stock, there can be no assurance that a shareholder will be able to find a buyer for his or her shares. Stock prices as a whole may also be lower than they would be if an active market were to develop, and may tend to fluctuate more dramatically.

     We have determined not to apply, at this time, for the listing of the common stock on the American Stock Exchange ("AMEX") or another securities exchange. If we do apply in the future for such listing, there can be no assurance that the common stock will be listed on the AMEX or any securities exchange. Even if we successfully list the common stock on the AMEX or another securities exchange, there can be no assurance that any organized public market for the securities will develop or that there will be any private demand for the common stock. We could also fail to meet the requirements for continued inclusion on the AMEX or such other exchange, such as the requirement relating to the minimum number of public shareholders or the aggregate market value of publicly held shares.

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

GOVERNMENT REGULATION RESTRICTS OUR ABILITY TO PAY CASH DIVIDENDS.

     Dividends from the Bank are the only significant source of cash for the Company. However, there are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. The Company paid a cash dividend to our shareholders of $1.21 per share in 2001, $1.01 per share in 2000 and $0.84 per share in 1999 (adjusted for subsequent stock dividends). Under applicable banking statutes, at December 31, 2001, the Bank could have declared dividends of approximately $33.2 million to the Company without prior regulatory approval. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to shareholders.

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

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                             YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                             2001         2000         1999         1998         1997
                                                          ----------   ----------   ----------   ----------   ----------
                                                                            (000'S EXCEPT SHARE DATA)
OPERATING RESULTS:
Total interest income...................................  $   89,878   $   87,266   $   70,816   $   62,445   $   57,853
Total interest expense..................................      32,517       40,785       29,658       27,622       24,330
                                                          ----------   ----------   ----------   ----------   ----------
Net interest income.....................................      57,361       46,481       41,158       34,823       33,523
Provision (credit) for loan losses......................       4,380        1,144          600         (300)         600
Income before income taxes..............................      28,376       21,983       18,648       15,821       14,596
Net income..............................................      18,881       16,158       14,004       12,254       11,080
Basic earnings per common share.........................        3.61         3.14         2.74         2.41         2.24
Diluted earning per common share........................        3.52         3.05         2.68         2.34         2.19
Weighted average shares outstanding.....................   5,223,502    5,153,504    5,119,601    5,083,687    4,496,819
Adjusted weighted average shares outstanding............   5,364,226    5,302,428    5,234,754    5,232,863    4,601,739
Cash dividends per common share.........................  $     1.21   $     1.01   $     0.84   $     0.68   $     0.47

                                                                                DECEMBER 31,
                                                        -------------------------------------------------------------
                                                           2001         2000          1999         1998        1997
                                                        ----------   ----------    ----------    --------    --------
FINANCIAL POSITION:
Securities............................................  $  624,209   $  655,029    $  634,973    $565,616    $483,698
Loans, net............................................     600,377      506,101       412,914     308,131     264,254
Total assets..........................................   1,372,453    1,289,970     1,147,472     939,802     814,219
Deposits..............................................     888,377      879,575       754,846     627,297     595,382
Borrowings............................................     352,720      285,831       313,718     223,683     143,363
Stockholders' equity..................................     113,342       93,345        68,310      75,696      64,821

FINANCIAL RATIOS

     Significant ratios of the Company for the periods indicated are as follows:

                                                                                 DECEMBER 31,
                                                          -----------------------------------------------------------
                                                             2001         2000         1999        1998        1997
                                                          ----------   ----------    --------    --------    --------
EARNINGS RATIOS
Net income as a percentage of:
  Average earning assets................................        1.51%        1.41%       1.39%       1.40%       1.46%
  Average total assets..................................        1.43         1.32        1.31        1.32        1.35
  Average total stockholders' equity(1).................       18.74        18.61       18.60       18.44       18.60
CAPITAL RATIOS
  Average total stockholders' equity to average total
    assets(1)...........................................        7.64%        7.12%       7.06%       7.16%       7.27%
  Average net loans as a multiple of average total
    stockholders' equity(1).............................        5.56         5.15        4.72        4.20        4.18
  Leverage capital......................................        7.90         7.30        7.20        7.40        7.40
  Tier 1 capital (to risk weighted assets)..............       15.36        14.80       15.70       19.40       18.60
  Total risk-based capital (to risk weighted assets)....       16.47        15.60       16.50       20.20       19.60
OTHER
Allowance for loan losses as a percentage of year-end
  loans.................................................        1.31%        0.94%       0.97%       1.00%       1.32%
Loans (net) as a percentage of year-end total assets....       43.74        39.23       35.98       32.79       32.45
Loans (net) as a percentage of year-end total
  deposits..............................................       67.58        57.54       54.70       49.12       44.38
Securities as a percentage of year-end total assets.....       45.48        50.78       55.34       60.18       59.41
Average interest earning assets as a percentage of
  average interest bearing liabilities..................      138.43       133.91      134.46      134.74      132.81
Dividends per share as a percentage of diluted earnings
  per share.............................................       34.38        33.11       31.34       29.06       21.46

---------------

(1) Excludes unrealized gains in 2001 and 2000, net of tax, on securities available for sale

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section presents discussion and analysis of the Company's consolidated financial condition at December 31, 2001 and 2000, and consolidated results of operations for each of the three years in the period ended December 31, 2001. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank's subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp. and HVB Leasing Corp. (collectively the "Bank"). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

     Allowance for Loan Losses -- The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank's methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance. The specific allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company's portfolios of home equity loans, real estate mortgages, installment and other loans.

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

     Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2001 and 2000. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank's service area, since the majority of the Bank's loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examination.

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

     Securities -- Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at December 31, 2001 and 2000. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

RESULTS OF OPERATIONS FOR EACH OF THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

  Summary of Results

     The Company reported net income of $18.9 million for the year ended December 31, 2001, a 16.9 percent increase over 2000. Net income was $16.2 million for the year ended December 31, 2000, a 15.4 percent increase over 1999 net income of $14.0 million. The increase in 2001 net income, compared to 2000, primarily reflects higher net interest income and higher non interest income partially offset by a higher provision for loan losses, higher operating expenses, a higher effective tax rate and net losses on security transactions. The increase in 2000 net income, compared to 1999, primarily reflects higher net interest income, higher non interest income and higher securities gains, partially offset by a higher provision for loan losses, higher operating expenses and a higher effective tax rate.

     Diluted earnings per share of $3.52 in 2001 increased 15.4 percent over the $3.05 recorded in 2000, while diluted earnings per share increased 13.8 percent in 2000 compared to the $2.68 recorded in 1999, reflecting the higher net income. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed on December 3, 2001. Return on average equity (excluding the available for sale securities unrealized gain in 2001 and 2000, and loss in 1999) was 18.74 percent in 2001, compared to 18.61 percent in 2000, and 18.60 percent in 1999. Return on average assets (excluding the available for sale securities unrealized gain in 2001 and 2000 and loss in 1999) was 1.43 percent in 2001, compared to 1.32 percent in 2000, and 1.31 percent in 1999.

     Net interest income for 2001 rose to $57.4 million, a 23.4 percent increase over the $46.5 million recorded in 2000, while 2000 net interest income increased 12.9 percent compared to the $41.2 million recorded in 1999. The 2001 increase over 2000 was primarily due to a $105.5 million growth in the average balance of interest earning assets, which was in excess of the $48.2 million growth in the average balance of interest bearing liabilities, together with an increase in the tax equivalent basis interest rate margin. The 2000 increase over 1999 was primarily due to a $142.1 million increase in the average balance of interest earning assets, which was in excess of the $109.2 million growth in the average balance of interest bearing liabilities, partially offset by a narrowing of the tax equivalent basis interest rate margin. In both 2001 and 2000, the increase in interest earning assets was primarily due to growth in loans, the Company's highest yielding asset. The interest rate margin, on a tax equivalent basis, increased in 2001 to 4.89% compared to 4.36% in 2000, which decreased slightly compared to 4.41% in 1999. The increase in 2001 resulted from, in addition to the aforementioned growth in net interest earning assets, a generally faster repricing of certain interest bearing liabilities than that of certain interest earning assets during an extended period of declining interest rates. The slight decrease in 2000 was primarily the result of higher interest rates and a shifting of funding to higher rate deposits and borrowings, which offset the growth in the amount of and yield on interest earning assets. Non interest income, excluding securities gains and losses, for 2001 increased to $2.6 million compared to $1.9 million in 2000, which increased from $1.6 million in 1999. The increases were due to higher service charge income and, in 2001, a $0.8 million increase in the value of interest rate floor contracts. Sales of investment securities resulted in a net loss of $180,000 in 2001 and net gains of $692,000 and $19,000 in 2000 and 1999, respectively. The overall increases in revenues were partially offset by increases in non interest expense of $1.1 million and $2.4 million in 2001 and 2000, respectively, reflecting increases in such expenses as employee salaries and benefits, occupancy and equipment expense and other expenses, as a result of the Company's continuing growth, investment in people, technology, products and branch facilities. The higher effective tax rates in 2001 compared to 2000, and in 2000 compared to 1999, decreased net income in each year from 1999 to 2001. The effective tax rate increased primarily due to the decrease in tax exempt income as a percentage of total interest income and, in 2001, an increase in the statutory federal income tax rate from 34% to 35%.

     The Company's total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8 percent, as the total ratio equaled 16.5 percent and 15.6 percent at December 31, 2001 and 2000, respectively. The leverage capital ratio was 7.9 percent and 7.3 percent at December 31, 2001 and 2000, respectively.

AVERAGE BALANCES AND INTEREST RATES

     The following table sets forth the average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2001 and 34 percent in 2000 and 1999.

                                                                  (000'S EXCEPT PERCENTAGES)
                                                                    YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           2001                              2000                              1999
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                YIELD/     AVERAGE                YIELD/     AVERAGE                YIELD/
                               BALANCE     INTEREST   RATE(3)    BALANCE     INTEREST   RATE(3)    BALANCE     INTEREST   RATE(3)
                              ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
ASSETS
Interest earning assets:
Federal funds sold..........  $   23,954   $   759     3.17%    $   11,661   $   735     6.30%    $   18,164   $   908      5.00%
Securities:(1)
  Taxable...................     519,852    33,804     6.50        547,619    37,336     6.82        505,260    32,002      6.33
  Exempt from federal income
    taxes...................     148,048    11,189     7.56        140,782    10,489     7.45        125,798     9,366      7.45
Loans, net(2)...............     560,584    48,042     8.57        446,843    42,272     9.46        355,628    31,724      8.92
                              ----------   -------              ----------   -------              ----------   -------
Total interest earning
  assets....................   1,252,438    93,794     7.49      1,146,905    90,832     7.92      1,004,850    74,000      7.36
                              ----------   -------              ----------   -------              ----------   -------
Non interest earning assets:
  Cash and due from banks...      31,485                            28,509                            26,730
  Other assets..............      35,144                            44,680                            34,316
                              ----------                        ----------                        ----------
Total non interest earning
  assets....................      66,629                            73,189                            61,046
                              ----------                        ----------                        ----------
Total assets................  $1,319,067                        $1,220,094                        $1,065,896
                              ==========                        ==========                        ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest bearing
  liabilities:
Deposits:
  Money market..............  $  155,058   $ 3,802     2.45%    $  148,663   $ 4,323     2.91%    $  129,690   $ 3,292      2.54%
  Savings...................      52,988       610     1.15         51,472       777     1.51         52,847       820      1.55
  Time......................     320,408    13,379     4.18        339,305    19,802     5.84        265,665    12,524      4.71
  Checking with interest....      61,697       659     1.07         62,049       840     1.35         58,379       810      1.39
Securities sold under
  repurchase agreements and
  other short-term
  borrowings................     154,311     5,855     3.79        165,993    10,181     6.13        147,502     7,221      4.90
Other borrowings............     160,255     8,212     5.12         89,011     4,862     5.46         93,254     4,991      5.35
                              ----------   -------              ----------   -------              ----------   -------
Total interest bearing
  liabilities...............     904,717    32,517     3.59        856,493    40,785     4.76        747,337    29,658      3.97
                              ----------   -------              ----------   -------              ----------   -------
Non interest bearing
  liabilities:
  Demand deposits...........     297,197                           255,386                           228,905
  Other liabilities.........      16,401                            21,395                            14,368
                              ----------                        ----------                        ----------
Total non interest bearing
  liabilities...............     313,598                           276,781                           243,273
                              ----------                        ----------                        ----------
Stockholders' equity(1).....     100,752                            86,820                            75,286
                              ----------                        ----------                        ----------
Total liabilities and
  stockholders' equity(1)...  $1,319,067                        $1,220,094                        $1,065,896
                              ==========                        ==========                        ==========
Net interest earnings.......               $61,277                           $50,047                           $44,342
                                           =======                           =======                           =======
Net yield on interest
  earning assets............                           4.89%                             4.36%                              4.41%

---------------
(1) Excludes unrealized gains and losses on securities available for sale.

(2) Includes loans classified as non-accrual.

(3) Effect of adjustment to a tax equivalent basis was $3,916, $3,566 and $3,184 for the years ended December 31, 2001, 2000 and 1999, respectively.

INTEREST DIFFERENTIAL

     The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2001 and 2000, and the years ended December 31, 2000 and 1999, on a tax equivalent basis.

                                                                      (000'S)
                                            -----------------------------------------------------------
                                                2001 COMPARED TO 2000          2000 COMPARED TO 1999
                                                 INCREASE (DECREASE)            INCREASE (DECREASE)
                                                  DUE TO CHANGE IN               DUE TO CHANGE IN
                                            -----------------------------   ---------------------------
                                            VOLUME      RATE     TOTAL(1)   VOLUME    RATE     TOTAL(1)
                                            -------   --------   --------   ------   -------   --------
Interest income:
Federal funds sold........................  $   775   $   (751)  $    24    $ (325)  $   152    $ (173)
Securities:
  Taxable.................................   (1,893)    (1,639)   (3,532)    2,683     2,651     5,334
  Exempt from federal income taxes........      541        159       700     1,116         7     1,123
Loans, net................................   10,760     (4,990)    5,770     8,137     2,411    10,548
                                            -------   --------   -------    ------   -------    ------
Total interest income.....................   10,183     (7,221)    2,962    11,611     5,221    16,832
                                            -------   --------   -------    ------   -------    ------
Interest expense:
Deposits:
  Money market............................      186       (707)     (521)      482       727     1,209
  Savings.................................       23       (190)     (167)      (21)      (22)      (43)
  Time....................................   (1,103)    (5,320)   (6,423)    3,472     3,806     7,278
  Checking with interest..................       (5)      (176)     (181)       51      (199)     (148)
Securities sold under repurchase
  agreements and other short-term
  borrowings..............................     (717)    (3,609)   (4,326)      905     2,055     2,960
Other borrowings..........................    3,892       (542)    3,350      (227)       98      (129)
                                            -------   --------   -------    ------   -------    ------
Total interest expense....................    2,276    (10,544)   (8,268)    4,662     6,465    11,127
                                            -------   --------   -------    ------   -------    ------
Increase (decrease) in interest
  differential............................  $ 7,907   $  3,323   $11,230    $6,949   $(1,244)   $5,705
                                            =======   ========   =======    ======   =======    ======

---------------
(1) Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. Net interest income of $61.2 million, on a tax equivalent basis, for 2001 reflects a 22.4 percent increase over the $50.0 million for 2000. Net interest income, on a tax equivalent basis, for 2000 reflects an increase of
12.9 percent over the $44.3 million for 1999. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities to $347.7 million in 2001, from $290.4 million in 2000 and $257.5 million in 1999, an increase in the net interest margin for 2001 compared to 2000, and partially offset by a lower interest rate margin for 2000 compared to 1999.

     Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in loans and Federal funds sold, partially offset by lower volume in securities together with sharply lower overall interest rates contributed to only slightly higher interest income in 2001 compared to 2000. Volume increases in securities and loans, together with overall higher interest rates, partially offset by lower volume in Federal funds sold, contributed to the higher interest income in 2000 compared to 1999. Average interest earning assets increased in 2001 to $1,252.4 million from $1,146.9 million in 2000 and from

$1,004.9 million in 1999, reflecting a 9.2 percent and 14.1 percent increase in 2001 and 2000, respectively. The Company's ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

     Securities are the largest component of interest earning assets. Average total securities, excluding average net unrealized gains in 2001 and losses in 2000 and 1999 on available for sale securities, decreased in 2001 by $20.5 million or 3.0 percent to $667.9 million compared to $688.4 million in 2000, which increased $57.3 million or 9.1 percent compared to $631.1 million in 1999. Total securities, excluding net unrealized gains in 2001 and 2000 and losses in 1999, decreased at December 31, 2001 by $40.3 million or 6.2 percent to $614.4 million compared to $654.7 million at December 31, 2000, which decreased $2.1 million or 0.3 percent compared to December 31, 1999. The decrease in average total securities in 2001 compared to 2000 is offset by an increase in short-term Federal funds. In 2001, due to steadily declining interest rates particularly towards the end of the year, the Company experienced an increase in calls and an acceleration of paydowns in the U.S. agency and mortgage backed securities portfolios. Management has not fully redeployed these additional funds into longer-term instruments due to the current interest rate environment. Therefore, tax equivalent basis interest income on securities decreased in 2001 as a result of both lower volume and lower interest rates. The increase in average total securities in 2000 compared to 1999 was principally due to management's efforts to effectively leverage capital and to balance the risk and liquidity of the total portfolio. Interest rates were generally higher in 2000 than in 1999, therefore, tax equivalent basis interest income on securities increased in 2000 as a result of both higher volume and higher interest rates.

     Average net loans increased in 2001 by $113.7 million or 25.5 percent to $560.5 million compared to $446.8 million in 2000, which increased $91.2 million or 25.6 percent compared to $355.6 million in 1999. Net loans increased $94.3 million or 18.6 percent to $600.4 million at December 31, 2001 compared to $506.1 million at December 31, 2000, which increased $93.2 million or 22.6 percent compared to $412.9 million at December 31, 1999. The increases in average net loans in 2001 and 2000 were primarily due to management's greater emphasis on making new loans through more effective market penetration in the Company's primary market. Interest rates were considerably lower in 2001 than in 2000. As a result, interest income on net loans increased in 2001 as a result of higher volume, partially offset by lower interest rates. Interest rates were generally higher in 2000 than in 1999, therefore interest income on net loans increased in 2000 as a result of both higher volume and higher rates.

     Interest expense is a function of the volume of and rates paid, for interest bearing liabilities, comprised of deposits and borrowings. Interest expense in 2001 decreased $8.3 million or 20.3 percent to $32.5 million while interest expense in 2000 increased $11.1 million, or 37.5 percent to $40.8 million, compared to $29.7 million in 1999. Average balances of interest bearing liabilities increased in 2001 by $48.2 million or 5.6 percent to $904.7 million compared to $856.5 million in 2000, which increased $109.2 million or 14.6 percent compared to $747.3 million in 1999. The increases in average interest bearing liabilities in 2001 and 2000 were due to increases in interest bearing demand deposits and, excluding brokered certificates of deposit and time deposits of municipalities, which are acquired on a bid basis, increases in time deposits. These increases resulted from growth in existing customer relationships and branches as well as from new relationships, including growth from new branches in the Bronx, New York, opened in 1999, and New Rochelle, New York, opened in 1998. The combined aggregate balances of brokered certificates of deposit, time deposits of municipalities, short-term borrowings and other borrowings also increased in both 2001 and 2000. These increases reflect management's continuing effort to effectively leverage capital. Overall increases in funds were invested in loans, securities or short-term investments. Interest rates paid on average interest bearing liabilities decreased in 2001 compared to 2000 due primarily to a sharply lower interest rate environment. Interest rates paid on average interest bearing liabilities increased in 2000 compared to 1999 due primarily to a generally higher interest rate environment. Therefore, interest expense on average interest bearing liabilities decreased in 2001 due to lower interest rates, partially offset by higher volume. Interest expense in 2000 increased as a result of both higher volume and higher interest rates. The average balance of non interest bearing demand deposits which increased in 2001 to $297.2 million from $255.4 million in 2000, compared to $228.9 million in 1999, is an important component of the Company's liability management and has a direct impact on the determination of net interest income.

     The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2001 is as follows:

                                                              2001    2000    1999
                                                              ----    ----    ----
Average interest rate on:
  Total average interest earning assets.....................  7.49%   7.92%   7.36%
  Total average interest bearing liabilities................  3.59    4.76    3.97
  Total interest rate spread................................  3.90    3.16    3.39

     In 2001, the interest rate spread increased primarily due to the fact that the sharply declining interest rate environment experienced throughout the year reduced the average cost of interest bearing liabilities at a faster rate than it reduced the yield on interest earning assets. Increases in loans and non interest demand deposits also contributed to the increase interest rate spread in 2001. In 2000, the interest rate spread decreased due to higher overall rates on interest bearing liabilities which were partially offset by higher yields on interest earning assets and a shifting of funding to higher rate deposits and borrowings. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

NON INTEREST INCOME

     Non interest income for 2001 was $2,431,000 compared to $2,548,000 for 2000. The decrease in non interest income in 2001 compared to 2000 was the result of losses on security transactions partially offset by slightly higher services fees and higher other income. The increase in non interest income in 2000 compared to 1999 was primarily a result of higher securities gains and higher services fees and other income. Non interest income for 2000 increased $949,000 compared to 1999.

     Net losses on securities transactions of $180,000 and net gains on securities transactions of $692,000 and $19,000 for the years ended December 31, 2001, 2000 and 1999, respectively, principally resulted from the sale of securities to restructure the portfolio, manage cash flow and enhance portfolio yield, and efforts to manage the Company's overall interest rate risk in response to changes in interest rates or changes in composition of the balance sheet.

     Service charges increased by 5.8 percent in 2001 and by 7.7 percent in 2000. The increases reflect a higher level of accounts and fees charged.

     Other income increased $690,000, or 94.7 percent, to $1,419,000 in 2001 from $729,000 in 2000. Other income increased to $729,000 in 2000 compared to $534,000 in 1999. The increase in other income in 2001 was primarily the result of an increase in the fair value of interest rate floors of $832,000. The increase in 2000 was primarily a result of a gain on the sale of a branch facility which was relocated in 1999.

NON INTEREST EXPENSE

     Non interest expense rose to $27.0 million for 2001, or a 4.4 percent increase over the $25.9 million for 2000, compared to a 10.2 percent increase in 2000 over the $23.5 million in 1999. These increases reflect the overall growth of the Company. The Company's efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on security transactions) was 42.3 percent in 2001, compared to
49.9 percent in 2000 and 51.2 percent in 1999.

     Salaries and employee benefits, the largest component of non interest expense, rose 3.3 percent in 2001 to $15.3 million, compared to a 15.1 percent increase in 2000 to $14.8 million from $12.8 million for 1999. The Company opened one new branch in 1999, resulting in increased staff. The increases in both 2001 and 2000 also reflected the cost of additional personnel necessary for the Bank to accommodate the growth in both deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases. Increases in salaries and employee benefits in both 2001 and 2000 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as higher costs associated with related payroll taxes.

                                                         2001       2000       1999
EMPLOYEES AT DECEMBER 31,                               -------    -------    -------
Full Time Employees...................................      220        214        206
Part Time Employees...................................       53         44         44

                                                         (000'S EXCEPT PERCENTAGES)
SALARIES AND EMPLOYEE BENEFITS
Salaries..............................................  $10,891    $10,431    $ 8,816
Payroll Taxes.........................................      861        828        718
Medical Plans.........................................      705        737        680
Incentive Compensation Plans..........................    1,209      1,009        949
Deferred Compensation Plans...........................       67         64         56
Employee Retirement Plans.............................    1,050        825      1,040
Other.................................................      479        886        584
                                                        -------    -------    -------
Total.................................................  $15,262    $14,780    $12,843
                                                        =======    =======    =======
Percentage of total non interest expense..............     56.5%      57.1%      54.6%
                                                        =======    =======    =======

     Occupancy expense was essentially unchanged in 2001 compared to 2000. Occupancy expense was $2.3 million in 2000, a 10.8 percent increase over 1999. The increases in 2000 compared to 1999 was due to a full year of expenses for the branches opened in the prior years.

     Professional services decreased 13.6 percent to $2.2 million in 2001 from $2.6 million in 2000, which was a 27.3 percent increase from $2.0 million for 1999. The year 2000 professional services were higher than in 2001 or 1999 due to additional professionals engaged to assist with first-time filings with the Securities and Exchange Commission and also due to professionals engaged to perform a customer satisfaction survey.

     Equipment expense increased 9.5 percent to $1.9 million in 2001 from $1.7 million in 2000, which was a 8.1 percent decrease from $1.9 million in 1999. The increase in 2001 reflected the early retirement of certain equipment. The decrease in 2000 was primarily a result of lower equipment related expenses than in 1999, which included expenses related to the opening of a new branch.

     Business development expense increased 18.0 percent to $1,119,000 in 2001 from $948,000 in 2000, which was a 6.3 percent decrease over $1,012,000 in 1999. The increase in 2001 compared to 2000 reflected costs associated with increased general promotion of products and services as well as expanded business development efforts. The decrease in 2000 as compared to 1999 resulted from expenses in 1999 to promote a new branch.

     FDIC assessment increased to $166,000 for 2001 compared to $165,000 for 2000 and $81,000 for 1999. The increases primarily resulted from increases in the Bank's deposits subject to FDIC assessment as well as a general increase in the overall assessment rate in 2000.

     Other operating expenses, as reflected in the following table, increased
17.7 percent in 2001 and decreased 4.9 percent in 2000.

                                                            2001      2000      1999
                                                           ------    ------    ------
                                                           (000'S EXCEPT PERCENTAGES)
OTHER OPERATING EXPENSES
Other insurance..........................................  $ (104)   $  (36)   $   59
Stationary and printing..................................     477       502       528
Communications expense...................................     765       714       672
Courier expense..........................................     452       367       319
Other loan expense.......................................     248       160       485
Outside services.........................................     779       747       691
Dues, meetings and seminars..............................     308       351       194
Other....................................................   1,158       664       701
                                                           ------    ------    ------
Total....................................................  $4,083    $3,469    $3,649
                                                           ======    ======    ======
Percentages of total non interest expense................    15.1%     13.4%     15.5%
                                                           ======    ======    ======

     The 2001 increases reflect higher outside service fees, higher customer service related expenses including communications and courier expenses, higher other loan expenses including credit checking expense, and higher other expense, all related to growth in customers, growth in business activities and increases in charitable contributions. The 2001 decreases reflect a reduction in the estimates of net costs of certain life insurance programs, lower stationary and printing costs, and a reduction in dues and seminar expense due to a reduced participation in such events.

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

INCOME TAXES

     Income taxes of $9,495,000, $5,825,000 and $4,644,000 were recorded in
2001, 2000 and 1999, respectively. The Company is currently subject to a statutory incremental Federal tax rate of 35 percent (34 percent for the first $10 million of taxable income), a New York State tax rate of 8.5 percent (9 percent in 2000), plus a 17 percent surcharge and a New York City tax rate of 9 percent. The Company's overall effective tax rate was 33.5 percent, 26.5 percent and 24.9 percent in 2001, 2000 and 1999, respectively. The increase in the overall effective tax rates for 2001 and 2000 primarily reflects higher federal taxes and a decrease in tax exempt interest income as a percentage of total interest income. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

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

     The securities portfolio consists of securities available for sale totaling $624.2 million, $655.0 million and $635.0 million and FHLB stock totaling $10.5 million, $9.5 million and $9.4 million at December 31, 2001, 2000 and 1999, respectively.

     In accordance with SFAS No. 115, the Bank's investment policies include a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held-to-maturity and carried at amortized cost. Securities held for indefinite periods of time and not intended to be held-to-maturity include the securities management intends to use as part of its asset/liability strategy and liquidity management and the securities that may be sold in response to changes in interest rates, resultant prepayment risks, liquidity demands and other factors. Such securities are classified as available for sale and are carried at fair value. All securities have been classified as available for sale at December 31, 2001, 2000 and 1999.

     Securities represent 53.3 percent, 60.0 percent and 62.8 percent of average interest earning assets in 2001, 2000 and 1999, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company's investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company's ability to take advantage of leveraging opportunities.

     The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at December 31:

                                  2001 (000'S)

                                                     AMORTIZED                         ESTIMATED
CLASSIFIED AS AVAILABLE FOR SALE                       COST       GROSS UNREALIZED     FAIR VALUE
--------------------------------                     ---------    -----------------    ----------
                                                                   GAINS     LOSSES
                                                                  -------    ------
U.S. Treasury and government agencies..............  $105,838     $ 1,344    $  399     $106,783
Mortgage-backed securities.........................   348,116       5,052       398      352,770
Obligations of states and political subdivisions...   155,742       4,275       484      159,533
Other debt securities..............................     3,817          25        40        3,802
                                                     --------     -------    ------     --------
Total debt securities..............................   613,513      10,696     1,321      622,888
Equity securities..................................       872         449        --        1,321
                                                     --------     -------    ------     --------
Total..............................................  $614,385     $11,145    $1,321     $624,209
                                                     ========     =======    ======     ========

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
                                                     ========     ======    =======     ========

     The following table presents the amortized cost of securities available for sale at December 31, 2001, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           AFTER 1 BUT WITHIN   AFTER 5 BUT WITHIN
                         WITHIN 1 YEAR          5 YEARS              10 YEARS         AFTER 10 YEARS         TOTAL
                        ----------------   ------------------   ------------------   ----------------   ----------------
                         AMOUNT    YIELD    AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT    YIELD    AMOUNT    YIELD
                        --------   -----   ---------   ------   ---------   ------   --------   -----   --------   -----
                                                           (000'S EXCEPT PERCENTAGES)
U.S. Treasury and
  government
  agencies............  $ 64,256   6.59%   $ 35,214     6.53%   $  6,368     5.74%         --     --    $105,838   6.55%
Mortgage-backed
  securities..........    58,278   6.61     152,305     6.55     123,780     6.49    $ 13,753   6.49%    348,116   6.53
Obligations of states
  and political
  subdivisions........    15,997   6.38      72,995     7.43      65,043     7.39       1,707   7.42     155,742   7.31
Other debt
  securities..........        23   8.91         525     7.76       2,757     6.84         512   7.42       3,817   7.06
                        --------           --------             --------             --------           --------
Total.................  $138,554   6.57%   $261,039     6.79%   $197,948     6.77%   $ 15,972   6.83%   $613,513   6.74%
                        --------           --------             --------             --------           --------
Estimated fair
  value...............  $140,296           $265,164             $201,232             $ 16,195           $622,888
                        --------           --------             --------             --------           --------

     Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The total balances held of such securities was $106.8 million, $223.2 million and $187.8 million at December 31, 2001, 2000 and 1999, respectively. The December 31, 2001 balance decreased $116.4 million resulting from $106.1 million in purchases, and other increases of $3.9 million, offset by $178.6 million of maturities and calls and sales of $47.8 million. The December 31, 2000 balance increased $35.4 million, resulting from $40.9 million in purchases and other increases of $10.1 million offset by $10.0 million of maturities and calls and sales of $5.7 million. For both 2001 and 2000, purchases consisted primarily of callable U.S. government agency bonds and mortgage-backed securities issued by U.S. government agencies that offered attractive yields. The calls resulted from generally lower interest rates at the time of the calls. The sales were conducted as part of the Company's ongoing portfolio management.

     The Company invests in mortgage-backed securities, including collateralized mortgage obligations ("CMOs"), that are primarily issued by the Government National Mortgage Association ("GNMA"), FNMA, FHLMC and, to a lesser extent, such securities issued by others. GNMA securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. FNMA and FHLMC guarantee the payment of interest at the applicable certificate rate and the full collection of the mortgages backing the securities; however, such securities are not backed by the full faith and credit of the U.S. Treasury. At December 31, 2001 and 2000, the Company held $12.8 million of mortgage-backed securities issued by private issuers who have "AAA" ratings issued by Standard and Poors, a nationally recognized credit rating organization.

     Mortgage-backed securities, including CMO's, increased $72.0 million to $352.8 million and decreased $29.1 million to $280.8 million at December 31, 2001 and 2000, respectively, as compared to the $309.9 million at December 31, 1999. The increase for 2001 results from purchases of $179.8 million and other increases of $3.8 million, offset by principal paydowns of $111.6 million. The decrease for 2000 was due to purchases of $52.3 million, gain on sales of $0.5 million and other increases of $7.8 million that were offset by principal paydowns and redemptions of $53.2 million and sales of $36.5 million.

     During 2001, purchases of fixed rate mortgage-backed securities totaling $157.4 million and other increases of $0.3 million were partially offset by principal paydowns of $89.7 million. During 2001, purchases of adjustable rate mortgage-backed securities totaling $22.4 million and other increases of $0.8 million were partially offset by principal paydowns of $21.9 million.

     During 2000, purchases of fixed rate mortgage-backed securities totaling $46.0 million, gains on sales of $0.5 million and other increases of $6.7 million were offset by sales of $36.5 million and principal paydowns and redemptions of $43.8 million. During 2000, purchases of adjustable rate mortgage-backed securities totaling $6.3 million and other increases of $1.1 million were offset by principal paydowns of $9.4 million. The sales in 2000 were transacted to take advantage of market opportunities to restructure the portfolio as part of the Company's ongoing portfolio management.

     The outstanding balances in obligations of states and political subdivisions at December 31, 2001, 2000 and 1999 were $159.5 million, $147.4 million and $132.9 million, respectively. The December 31, 2001 balance increased $12.1 million resulting from purchases of $27.2 million, and other increases of $0.3 million offset by maturities of $15.4 million. The December 2000 balance increased $14.5 million resulting from purchases of $27.8 million gains on sales of $0.1 million and other increases of $4.1 million offset by maturities of $15.6 million and sales of $1.8 million. The sales were conducted as part of the Company's ongoing portfolio management. The obligations at year end 2001 were comprised of approximately 66 percent for New York State political subdivisions and 34 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

     The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the credit. These non-rated securities outstanding at December 31, 2001 totaled approximately $6.9 million comprised primarily of obligations of municipalities located within the Company's market area. The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings.

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

     Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders' equity at December 31, 2001.

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

     In underwriting commercial real estate loans, the Bank evaluates both the prospective borrower's ability to make timely payments on the loan and the value of the property securing the loan. The Bank generally utilizes licensed or certified appraisers, previously approved by the Bank, to determine the estimated value of the property. Commercial mortgages are generally underwritten for up to 75% of the value of the property depending on the type of the property. The Bank generally requires lease assignments where applicable. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan, or a decline in general economic conditions.

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

     The Bank offers a home equity line of credit subject to a limit of $500,000 with a maximum combined loan to value ratio of 80%. The interest rate for the first year is the Bank's prime rate, with the rate changing to prime plus 1% for the remaining term of the loan. The loan has a term of 25 years with the first 10 years structured as a line of credit with payments of interest only, with the loan converting to a fully amortizing term loan for the remaining 15 years. The borrower pays all costs associated with originating this loan. There are no prepayment penalties. The Bank also offers a home secured loan subject to a limit of $100,000 with a maximum combined loan to value ratio of 80%. The loan has a 15 year term with a fixed rate of interest. The Bank pays the costs associated with originating this loan and requires a prepayment penalty during the first three years of the loan.

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

     In March 2000, the Company ended its participation, which began in 1998, in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $17.7 million of such leases at December 31, 2001 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

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

     During 2001, average net loans increased $113.8 million to $560.6 million, and increased $91.2 million in 2000 to $446.8 million, as compared to $355.6 million in 1999. At December 31, 2001, gross loans increased $97.6 million or
19.1 percent to $609.9 million, compared to $512.3 million at December 31, 2000, which increased $93.9 million, or 22.4 percent compared to $312.2 million at December 31, 1999. This growth in gross loans resulted primarily from:

     - Increases during 2001 and 2000 of $29.1 million and $27.9 million, respectively, in commercial real estate mortgages, due primarily to increased activity and greater market penetration,

     - Increases in construction loans of $19.6 million and $6.4 million, respectively, resulting from a greater emphasis on this product including an expanded offering and focused marketing,

     - Increases in residential real estate mortgages of $19.4 million and $27.5 million, respectively, primarily as a result of increased activity, particularly during 2000,

     - Increases in commercial and industrial loans of $30.0 million and $33.3 million, respectively, primarily due to increased activity and a greater emphasis on this product with resulting increased market penetration,

     - A decrease of $1.7 million and $2.6 million, respectively, in lease financings resulting from the participation in an automobile leasing program beginning in late 1998 and discontinued in March 2000, and

     - Increases in loans to individuals of $1.2 million and $1.4 million, respectively.

     Major classifications of loans, including loans held for sale, at December 31 are as follows:

                                                              (000'S)
                                      --------------------------------------------------------
                                        2001        2000        1999        1998        1997
                                      --------    --------    --------    --------    --------
Real Estate:
  Commercial........................  $210,840    $181,735    $153,823    $111,397    $107,277
  Construction......................    52,496      32,869      26,526      12,311       5,197
  Residential.......................   174,859     155,449     127,959     114,020      94,690
Commercial and industrial...........   140,573     110,555      77,276      65,923      55,962
Individuals.........................    11,824      10,677       9,280       5,801       5,620
Lease financing.....................    19,282      20,970      23,543       2,755          --
                                      --------    --------    --------    --------    --------
Total...............................   609,874     512,255     418,407     312,207     268,746
Deferred loan fees..................    (1,479)     (1,338)     (1,446)       (973)       (959)
Allowance for loan losses...........    (8,018)     (4,816)     (4,047)     (3,103)     (3,533)
                                      --------    --------    --------    --------    --------
Loans, net..........................  $600,377    $506,101    $412,914    $308,131    $264,254
                                      ========    ========    ========    ========    ========

     The Company's primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which have increased significantly during both 2001 and 2000, and which enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the prime rate as published in the Wall Street Journal. At December 31, 2001, the Company had total gross loans with fixed rates of interest of $355.1 million, or 58.2 percent, and total gross loans with variable or floating rates of interest of $254.8 million, or 41.8 percent, as compared to $318.9 million or 62.2 percent of fixed rate loans and $193.4 million or 37.8 percent of variable or floating rate loans at December 31, 2000.

     At December 31, 2001 and 2000, the Company had approximately $130.2 million and $114.6 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

     The following table presents the maturities of loans outstanding at December 31, 2001 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

                                                          (000'S EXCEPT PERCENTAGES)
                                           --------------------------------------------------------
                                                        AFTER 1
                                           WITHIN 1    BUT WITHIN    AFTER 5
                                             YEAR       5 YEARS       YEARS      TOTAL      PERCENT
                                           --------    ----------    -------    --------    -------
Loans:
Real estate -- construction..............  $33,763      $13,153      $ 5,580    $ 52,496      27.2%
Commercial and industrial................   48,253       55,992       36,328     140,573      72.8%
                                           -------      -------      -------    --------     -----
Total....................................  $82,016      $69,145      $41,908    $193,069     100.0%
                                           -------      -------      -------    --------     -----
Rate Sensitivity:
Fixed or predetermined interest rates....  $ 1,218      $16,119      $27,852    $ 45,189      23.4%
Floating or adjustable interest rates....   80,798       53,026       14,056     147,880      76.6%
                                           -------      -------      -------    --------     -----
Total....................................  $82,016      $69,145      $41,908    $193,069     100.0%
                                           -------      -------      -------    --------     -----
Percent..................................     42.5%        35.8%        21.7%      100.0%

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

     The following table summarizes the Company's non-accrual loans, loans past due 90 days or more and still accruing, restructured loans, OREO and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

                                                  (000'S EXCEPT PERCENTAGES)
                                        ----------------------------------------------
                                         2001      2000      1999      1998      1997
                                        ------    ------    ------    ------    ------
Non-accrual loans at year end.........  $3,523    $4,584    $3,855    $  633    $1,580
OREO at year end......................   2,021     2,117     2,193     2,102     2,641
Restructured loans at year end........      --        --       323       428       568
                                        ------    ------    ------    ------    ------
Total nonperforming assets............   5,544     6,701     6,371     3,163     4,789
Loans past due 90 days or more and
  still accruing......................     137       469       264     1,442     1,638
Additional interest income that would
  have been recorded if these
  borrowers had complied with
  contractual loan terms..............     511       763       698       362       809
Nonperforming assets to total assets
  at year end.........................    0.40%     0.52%     0.56%     0.34%     0.59%

     At December 31, 2001, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans decreased in 2001 to $3.5 million and increased in 2000 to $4.6 million, from $3.9 million in 1999. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers' ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

     At December 31, 2001, loans that aggregated approximately $2.4 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future.

     There were no restructured loans considered to be impaired at December 31, 2001 or 2000. Restructured loans in the amount of $323,000 at December 31, 1999 were considered to be impaired due to a reduction in the contractual interest rate, were on accrual status since the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans.

     In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $2.5 million, $2.1 million and $3.0 million at December 31, 2001, 2000 and 1999, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. The total allowance for loan losses specifically allocated to impaired loans was $807,000, $125,000 and $57,000 at December 31, 2001, 2000 and 1999, respectively. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was approximately $2.3 million, $2.2 million and $1.7 million, respectively. No income was recorded on impaired loans during the portion of the year that they were impaired.

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

     A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision/credit for loan losses for the dates indicated is as follows:

                                                                         (000'S)
                                          ----------------------------------------------------------------------
                                          DECEMBER 31,     CHANGE      DECEMBER 31,     CHANGE      DECEMBER 31,
                                              2001       DURING 2001       2000       DURING 2000       1999
                                          ------------   -----------   ------------   -----------   ------------
COMPONENTS:
Specific................................     $  807        $   682        $  125        $   68         $   57
Formula.................................        511            120           391          (476)           867
Unallocated.............................      6,700          2,400         4,300         1,177          3,123
                                             ------        -------        ------        ------         ------
Total allowance.........................     $8,018                       $4,816                       $4,047
                                             ======                       ======                       ======
Net change..............................                     3,202                         769
Net recoveries/(charge-offs)............                    (1,178)                       (375)
                                                           -------                      ------
Provision (credit) amount...............                   $ 4,380                      $1,144
                                                           =======                      ======

                              CHANGE      DECEMBER 31,     CHANGE      DECEMBER 31,     CHANGE      DECEMBER 31,
                            DURING 1999       1998       DURING 1998       1997       DURING 1997       1996
                            -----------   ------------   -----------   ------------   -----------   ------------
COMPONENTS:
Specific..................     $(21)         $   78         $ (65)        $  143        $  (35)        $  178
Formula...................      124             743            50            693          (310)         1,003
Unallocated...............      841           2,282          (415)         2,697         1,319          1,378
                               ----          ------         -----         ------        ------         ------
Total allowance...........                   $3,103                       $3,533                       $2,559
                                             ======                       ======                       ======
Net change................      944                          (430)                         974
Net
recoveries/(charge-offs)..      344                          (130)                         374
                               ----                         -----                       ------
Provision (credit)
  amount..................     $600                         $(300)                      $  600
                               ====                         =====                       ======

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

2001

     - Economic and business conditions -- The decline in the economy during the year ended December 31, 2001 as evidenced by increased unemployment and increased bankruptcy filings throughout the country and in the Company's market area and the sudden and unprecedented destruction of the World Trade Center on September 11, 2001 has, in management's judgement, caused a slowdown in economic and business activity within the Company's primary market, caused a softening in demand for commercial real estate, which has negatively impacted valuations of the Company's primary collateral for loans, and has created greater uncertainty regarding the ability of borrowers to repay their loans. Therefore, consideration of events that trigger economic uncertainty is a part of the determination of the unallocated component of the allowance.

     - Concentration -- Net loans increased by $94.3 million to $600.4 million during the year ended December 31, 2001 from $506.1 million as of December 31, 2000. This represented 43.7 percent of total assets as of December 31, 2001, up from 39.2 percent as of the prior year-end. Although the concentration in commercial real estate decreased to 34.6 percent of total loans as of December 31, 2001 from 35.5 percent as of the prior year-end, commercial loans increased $29.1 million. Concentration in construction loans increased to 8.6 percent of total loans as of December 31, 2001 from 6.4 percent as of the prior year-end, an increase of $19.6 million. These increases have created greater exposure to volatility in real estate values in a limited geographic area. Increases in such concentrations are not reflected in the formula component of the allowance due to the lag caused by using three-year historical losses in determining the loss factors. Therefore, consideration of increases in concentrations is a part of the determination of the unallocated component of the allowance.

     - Credit Quality -- Non accrual loans and loans past due 90 days or more were $3.7 million after net loan charge-offs for the year of $1.2 million. Certain other loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance. The increase in charge-off experience will result in future increases of the formula component of the allowance.

     - New loan products -- The Bank began financing business equipment leases during the last quarter of 2000. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

     As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $2.4 million reflects our best estimate of probable losses which have been incurred as of December 31, 2001.

2000

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

     A summary of the allowance for loan losses for the years ended December 31, is as follows:

                                                     (000'S EXCEPT PERCENTAGES)
                                      --------------------------------------------------------
                                        2001        2000        1999        1998        1997
                                      --------    --------    --------    --------    --------
Net loans outstanding at end of
  year..............................  $600,377    $506,101    $412,914    $308,131    $264,254
                                      --------    --------    --------    --------    --------
Average net loans outstanding during
  the year..........................   560,584     446,843     355,628     279,378     249,259
                                      --------    --------    --------    --------    --------
Allowance for loan losses:
Balance, beginning of year..........  $  4,816    $  4,047    $  3,103    $  3,533    $  2,559
Provision (credit) charged to
  expense...........................     4,380       1,144         600        (300)        600
                                      --------    --------    --------    --------    --------
                                         9,196       5,191       3,703       3,233       3,159
Charge-offs and recoveries during
  the year:
Charge offs:
  Real estate:
     Commercial.....................        --          --          --          --          --
     Construction...................        --          --          --          --          --
     Residential....................        --         (29)        (11)        (70)         (1)
  Commercial and industrial.........    (1,407)       (378)        (85)       (250)       (275)
  Lease financing and individuals...       (21)        (21)        (14)        (18)        (35)
Recoveries:
  Real estate:
     Commercial.....................        --          --         381          36          --
     Construction...................        --          --          --          --          --
     Residential....................         6          --          --          35         499
  Commercial and industrial.........       242          49          73         135         161
  Lease financing and individuals...         2           4          --           2          25
                                      --------    --------    --------    --------    --------
Net (charge-offs) recoveries during
  the year..........................    (1,178)       (375)        344        (130)        374
                                      --------    --------    --------    --------    --------
Balance, end of year................  $  8,018    $  4,816    $  4,047    $  3,103    $  3,533
                                      ========    ========    ========    ========    ========
Ratio of net charge-offs to average
  net loans outstanding during the
  year..............................      0.21%       0.08%         --        0.05%         --
Ratio of allowance for loan losses
  to gross loans outstanding at end
  of the year.......................      1.31%       0.94%       0.97%       1.00%       1.32%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

                                                                      (000'S EXCEPT PERCENTAGES)
                                              ---------------------------------------------------------------------------
                                                              2001                                   2000
                                              ------------------------------------   ------------------------------------
                                                                       PERCENT OF                             PERCENT OF
                                                                        LOANS IN                               LOANS IN
                                                                          EACH                                   EACH
                                              AMOUNT OF      LOAN      CATEGORY BY   AMOUNT OF      LOAN      CATEGORY BY
                                              LOAN LOSS   AMOUNTS BY      TOTAL      LOAN LOSS   AMOUNTS BY      TOTAL
                                              ALLOWANCE    CATEGORY       LOANS      ALLOWANCE    CATEGORY       LOANS
                                              ---------   ----------   -----------   ---------   ----------   -----------
Real Estate:
  Commercial................................   $  807      $210,840       34.57%          --      $181,735       35.48%
  Construction..............................      189        52,496        8.61       $  125        32,869        6.42
  Residential...............................       41       174,859       28.67           27       155,449       30.35
Commercial and industrial...................      239       140,573       23.05          322       110,555       21.58
Lease financing and individuals.............       42        31,106        5.10           42        31,647        6.17
Unallocated.................................    6,700            --          --        4,300            --          --
                                               ------      --------      ------       ------      --------      ------
Total.......................................   $8,018      $609,874      100.00%      $4,816      $512,255      100.00%
                                               ======      ========      ======       ======      ========      ======

                                                              (000'S EXCEPT PERCENTAGES)
                       --------------------------------------------------------------------------------------------------------
                                       1999                                1998                              1997
                       ------------------------------------   -------------------------------   -------------------------------
                                                  PERCENT                            PERCENT                           PERCENT
                                                 OF LOANS                            OF LOANS                          OF LOANS
                                                  IN EACH                   LOAN     IN EACH                  LOAN     IN EACH
                       AMOUNT OF      LOAN       CATEGORY     AMOUNT OF   AMOUNTS    CATEGORY   AMOUNT OF   AMOUNTS    CATEGORY
                       LOAN LOSS   AMOUNTS BY    BY TOTAL     LOAN LOSS      BY      BY TOTAL   LOAN LOSS      BY      BY TOTAL
                       ALLOWANCE    CATEGORY       LOANS      ALLOWANCE   CATEGORY    LOANS     ALLOWANCE   CATEGORY    LOANS
                       ---------   ----------   -----------   ---------   --------   --------   ---------   --------   --------
Real Estate:
  Commercial.........       --      $153,823       36.77%      $  180     $111,397     35.68%    $  173     $107,277     39.92%
  Construction.......       --        26,526        6.34           --      12,311       3.94         --       5,197       1.94
  Residential........   $  167       127,959       30.58          148     114,020      36.52        140      94,690      35.23
Commercial and
  industrial.........      520        77,276       18.47          437      65,923      21.12        445      55,962      20.82
Lease financing and
  individuals........      237        32,823        7.84           56       8,556       2.74         78       5,620       2.09
Unallocated..........    3,123            --          --        2,282          --         --      2,697          --         --
                        ------      --------      ------       ------     --------    ------     ------     --------    ------
Total................   $4,047      $418,407      100.00%      $3,103     $312,207    100.00%    $3,533     $268,746    100.00%
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

     Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2001. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 1999, the FDIC, and during 1998, the New York State Banking Department, completed examinations of the Bank. In 1999, the Federal Reserve completed an off-site examination of the Company. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

  Provision for Loan Losses

     The Bank recorded a provision for loan losses of $4,380,000 during 2001, compared to $1,144,000 during 2000 and $600,000 during 1999. The provision for loan losses is charged to income to bring the Bank's allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under "Allowance for Loan Losses."

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

     The following table presents a summary of deposits at December 31:

                                                                 (000'S)
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
Demand deposits....................................  $342,112    $274,738    $226,345
Money market accounts..............................   194,306     145,294     140,462
Savings accounts...................................    53,998      51,623      52,548
Time deposits of $100,000 or more..................   155,650     288,094     226,997
Time deposits of less than $100,000................    77,644      60,541      50,146
Checking with interest.............................    64,667      59,285      58,348
                                                     --------    --------    --------
Total..............................................  $888,377    $879,575    $754,846
                                                     ========    ========    ========

     At December 31, 2001 and 2000, certificates of deposits and other time deposits of $100,000 or more totaled $155.7 million and $288.1 million, respectively. At December 31, 2001, such deposits classified by time remaining to maturity were as follows:

                                                                (000'S)
                                                                --------
3 months or less............................................    $124,714
Over 3 through 6 months.....................................      19,727
Over 6 through 12 months....................................      11,017
Over 12 months..............................................         192
                                                                --------
Total.......................................................    $155,650
                                                                ========

     Total deposits at December 31, 2001 increased 1.0 percent to $888.4 million, from $879.6 million at December 31, 2000, an increase of 16.5 percent from $754.8 million at the end of 1999. Average deposits outstanding increased
3.6 percent in 2001 and 16.5 percent in 2000. Excluding municipal CD's, which are acquired on a bid basis, total deposits increased 15.7 percent and 16.4 percent, and average deposits increased 9.4 percent and 14.1 percent in 2001 and 2000, respectively.

     Average non interest bearing deposits increased 16.4 percent or $41.8 million for 2001 compared to 2000, and 11.6 percent or $26.5 million in 2000 compared to 1999, due to the Company's continuing emphasis on developing this funding source. Average interest bearing deposits in 2001 decreased $11.3 million, reflecting increases in money market accounts, consumer time deposits and savings account offset by decreases in time deposits of $100,000 or more. Average interest bearing deposits in 2000, increased $94.9 million, reflecting increases in all deposit categories except savings.

     Average balances in money market deposits increased $6.4 million in 2001 and $19.0 million in 2000, due principally to increased account activity by customers and due to increased deposits from municipal customers.

     Checking with interest average deposits decreased slightly by $0.4 million in 2001 primarily due to lower volume experienced during an extended period of sharply lower interest rates and increased $3.7 million in 2000 due to increased activity by customers and the addition of new customer relationships through business development efforts.

     Average savings deposit balances remained relatively stable, increasing $1.5 million and decreasing $1.4 million in 2001 and 2000, respectively.

     In general, deposit rates in 2001 decreased from 2000 due to a lower interest rate environment.

     Time deposits of over $100,000, including municipal CD's, decreased $132.4 million and increased $61.1 million in 2001 and 2000, respectively. Municipal CD's are used to expand or maintain lower cost municipal deposits, fund securities purchases and for capital leveraging. These CD's are primarily short termed and acquired on a bid basis. Time deposits over $100,000 from other customers decreased in 2001 by $102.5 million over 2000 and increased $49.5 million in 2000 compared to 1999 principally due to the more attractive rates as compared to other deposit products. Time deposits of over $100,000 generally have maturities of 7 to 180 days and are acquired to fund loans and securities, and to leverage capital under the Company's asset liability policy by matching such funds with investments and loan production in excess of other deposit growth.

     The Company also utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these fundings, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. The Company does not generally acquire brokered deposits.

     The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

                                              (000'S EXCEPT PERCENTAGES)
                               --------------------------------------------------------
                                               YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------
                                     2001                2000                1999
                                   AVERAGE             AVERAGE             AVERAGE
                               ----------------    ----------------    ----------------
                                AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                               --------    ----    --------    ----    --------    ----
Demand deposits -- Non
  interest bearing...........  $297,197      --    $255,386      --    $228,905      --
Money market accounts........   155,058    2.45%    148,663    2.91%    129,690    2.54%
Savings accounts.............    52,988    1.15      51,472    1.51      52,847    1.55
Time deposits................   320,048    4.18     339,305    5.84     265,665    4.71
Checking with interest.......    61,697    1.07      62,049    1.35      58,379    1.39
                               --------            --------            --------
Total........................  $887,348    3.59%   $856,875    3.00%   $735,486    2.37%
                               ========            ========            ========

BORROWINGS

     Borrowings with original maturities of one year or less totaled $143.5 million and $197.9 million at December 31, 2001 and 2000, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase and borrowings from the FHLB and other correspondent banks. Other borrowings totaled $209.2 million and $88.0 million at December 31, 2001 and 2000, respectively, consisting of borrowings from the FHLB with stated maturities of ten years and 1 to 4 year call options.

     Interest expense on all borrowings totaled $14.1 million, $15.0 million and $12.2 million in 2001, 2000 and 1999, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

                                                          (000'S EXCEPT PERCENTAGES)
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
Average balance:                         Short-term    $154,311    $165,993    $147,502
                                   Other borrowings     160,255      89,011      93,254
Weighted average interest rate
  (for the year):                        Short-term         3.8%        6.1%        4.9%
                                   Other borrowings         5.1         5.5         5.4
Weighted average interest rate
  (at year end):                         Short-term         1.8%        6.1%        4.7%
                                   Other borrowings         4.8         5.6         5.4
Maximum month-end outstanding
  amount:                                Short-term    $164,222    $197,889    $219,484
                                   Other borrowings     209,191      94,229      94,234

     In addition, at December 31, 2001, the Bank had available unused lines of credit of $120 million from FHLB, and $25 million from correspondent banks. Also, the Bank has $100 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

CAPITAL RESOURCES

     Stockholders' equity increased to $113.3 million or 21.4 percent at December 31, 2001 from $93.3 million at December 31, 2000, which was an increase of 36.7 percent from $68.3 million at December 31, 1999. In each year, stockholders' equity was increased by record net income and the exercise of stock options, offset by cash dividends of $6.4 million and $5.2 million in 2001 and 2000, respectively, and repurchases of outstanding shares of stock. Stockholders' equity also increased by $5.5 million at December 31, 2001 and increased by $13.1 million at December 31, 2000 as a result of the effect of the net unrealized gains on securities available for sale, net of tax.

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

     The various components and changes in stockholders' equity are reflected in the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 included elsewhere herein.

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

     The risk-based capital ratios at December 31, follow:

                                                              2001    2000    1999
                                                              ----    ----    ----
Tier 1 capital:
  Company...................................................  15.4%   14.8%   15.7%
  Bank......................................................  15.3    14.9    15.5
Total capital:
  Company...................................................  16.5%   15.6%   16.5%
  Bank......................................................  16.5    15.7    16.3

     Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

     The leverage ratios were as follows at December 31:

                                                              2001    2000    1999
                                                              ----    ----    ----
Company.....................................................  7.9%    7.3%    7.2%
Bank........................................................  7.9     7.4     7.1

     To be considered "well-capitalized" under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the "well capitalized" category at December 31, 2001. Management plans to conduct the affairs of the Bank so as to maintain a strong capital position in the future.

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

     The Bank's liquid assets, at December 31, 2001, include cash and due from banks of $29.8 million and Federal funds sold of $76.3 million. Federal funds sold represents the Bank's excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

     Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities available for sale having contractual maturities, expected call dates or average lives of one year or less amounted to $138.6 million at December 31, 2001. This represented 22.6 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $82.0 million, or 42.5 percent of loans at December 31, 2001, mature in one year or less. The Bank may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold, in the secondary market.

     The Bank is a member of the FHLB. The Bank has a borrowing capacity of up to $120 million at December 31, 2001, at various terms secured by FHLB stock owned and to be purchased and certain other assets of the Bank. The Bank had no advances from the FHLB at December 31, 2001. The Bank borrowed $142.4 million under securities sold under agreements to repurchase at December 31, 2001, and had securities totaling $81 million at December 31, 2001 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, the Bank has an agreement with two investment firms to borrow up to $110 million under two Retail CD Brokerage Agreements and has agreements with two correspondent banks for Federal funds purchased totaling $15 million. The Bank had $10 million of brokered CD's outstanding under these agreements at December 31, 2001. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank's discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

     The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is also obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at December 31, 2001 follows:

                                                    AFTER 1 YEAR   AFTER 3 YEARS
                                          WITHIN     BUT WITHIN     BUT WITHIN      AFTER
                                          1 YEAR      3 YEARS         5 YEARS      5 YEARS    TOTAL
                                         --------   ------------   -------------   -------   --------
Lease Obligations
  Operating lease obligations..........  $    868     $   877          $234        $  403    $  2,382
                                         --------     -------          ----        ------    --------
Total..................................  $    868     $   877          $234        $  403    $  2,382
                                         ========     =======          ====        ======    ========
Credit Commitments
  Available lines of credit............  $ 78,244     $20,604          $637        $7,674    $107,159
  Other loan commitments...............    23,032          --            --            --      23,032
  Letters of credit....................     4,749          --            --            --       4,749
                                         --------     -------          ----        ------    --------
Total..................................  $106,025     $20,604          $637        $7,674    $134,940
                                         ========     =======          ====        ======    ========

     The Bank pledges certain of its assets as collateral for deposits of municipalities and other deposits allowed or required by law, FHLB borrowings and repurchase agreements. By utilizing collateralized funding sources, the Bank is able to access a variety of cost effective sources of funds. The assets pledged consist of certain loans secured by real estate, U.S. Treasury and government agency securities, mortgage-backed securities, certain obligations of state and political subdivisions and other securities. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Management does not anticipate any negative impact to its liquidity from its pledging activities.

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

QUARTERLY RESULTS OF OPERATIONS

     Set forth below are certain quarterly results of operations for 2001 and 2000.

                                                            (000'S EXCEPT PER SHARE DATA)
                                    -----------------------------------------------------------------------------
                                                2001 QUARTERS                           2000 QUARTERS
                                    -------------------------------------   -------------------------------------
                                    FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                    -------   -------   -------   -------   -------   -------   -------   -------
Interest income...................  $21,252   $22,683   $22,766   $23,177   $23,081   $22,365   $21,365   $20,455
Net interest income...............   16,712    13,770    13,839    13,040    12,035    11,755    11,469    11,222
Provision for loan losses.........    1,916     1,404       710       350        94       350       350       350
Income before income taxes........    6,845     7,980     6,300     7,251     6,469     5,398     4,954     5,162
Net income........................    4,324     5,122     4,200     5,235     4,755     3,968     3,641     3,794
Basic earnings per common share...     0.81      0.98      0.81      1.01      0.93      0.77      0.70      0.74
Diluted earnings per common
  share...........................     0.80      0.95      0.79      0.98      0.90      0.75      0.68      0.72

FORWARD-LOOKING STATEMENTS

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2001. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

     The Company uses two methods to evaluate market risk to changes in interest rates. A "Static Gap" analysis shows the Company as slightly liability-sensitive in the one-year time frame as of December 31, 2001. The simulation analysis also indicates a slight liability-sensitive position at that same date. The Company believes the simulation analysis is a more accurate analysis of interest rate risk.

     The "Static Gap" as of December 31, 2001 and 2000 is presented in the tables below. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market deposits and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

     At December 31, 2001, the "Static Gap" showed a negative cumulative gap of $0.9 million in the one day to one year repricing period, as compared to a negative cumulative gap of $327.4 million at December 31, 2000. The cumulative gap at December 31, 2001 is due principally to fixed rate securities and loans in the over one year to five years and over five years categories to maximize yield on assets and the treatment of deposit accounts, and other borrowings, as previously discussed above. A significant portion of the loans in the over one year to five year category represents five year fixed rate commercial mortgages and commercial loans. Origination of such loans has allowed the Company to generate an asset repriceable within five years to reduce long-term interest rate risk. The change in the cumulative static gap between December 31, 2001 and December 31, 2000 reflects the increase in such fixed rate loans, the increased expectation of prepayment of securities with such provisions and the increased expectation of calls on securities with such provisions, thereby shortening the estimated repricing dates. In addition, borrowing in total increased, and the expectation of calls on such borrowings decreased. These shifts in estimated repricing dates resulted from sharp decreases in interest rates at year end 2001 as compared to year end 2000.

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

     The Company's policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company's financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2001 and 2000.

                                                 PERCENTAGE CHANGE IN      PERCENTAGE CHANGE IN
                                                ESTIMATED NET INTEREST    ESTIMATED NET INTEREST
                                                     INCOME FROM               INCOME FROM
GRADUAL CHANGE IN INTEREST RATES                  DECEMBER 31, 2001         DECEMBER 31, 2000
--------------------------------                ----------------------    ----------------------
+200 basis points.............................           (0.3)%                    (5.5)%
-200 basis points.............................           (0.5)%                     4.0%

     The percentage change in estimated net interest income for the subsequent 12 month measurement period from December 31, 2001 in the +200 basis points and -- 200 basis points scenarios of (0.3%) and (0.5%), respectively, are within the Company's policy limit of (5.0%).

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

     The tables below set forth the interest rate sensitivity analysis by repricing date at year end 2001 and 2000.

INTEREST RATE SENSITIVITY ANALYSIS BY REPRICING DATE

DECEMBER 31, 2001

                                                                  (000'S EXCEPT PERCENTAGES)
                                      -----------------------------------------------------------------------------------
                                                 OVER ONE
                                                  DAY TO     OVER THREE    OVER ONE                  NON-
                                                   THREE     MONTHS TO     YEAR TO     OVER FIVE   INTEREST
                                      ONE DAY     MONTHS      ONE YEAR    FIVE YEARS     YEARS      BEARING      TOTAL
                                      --------   ---------   ----------   ----------   ---------   ---------   ----------
Assets:
Loans, net..........................        --   $ 256,517   $  45,328    $ 197,809    $100,723           --   $  600,377
Mortgage-backed securities..........        --      27,233      61,182      137,942     121,759           --      348,116
Other securities....................        --      31,859      58,877      108,734      87,083           --      286,553
Other earning assets................  $ 76,300          --          --           --          --           --       76,300
Other assets........................        --          --          --           --          --    $  61,107       61,107
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Total assets........................    76,300     315,609     165,387      444,485     309,565       61,107    1,372,453
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Liabilities and stockholders'
  equity:
Interest bearing deposits...........        --     364,322      51,437       10,893     119,613           --      546,265
Other borrowed funds................    38,401     103,984          22       30,371     179,942           --      352,720
Demand deposits.....................        --          --          --           --          --      342,112      342,112
Other liabilities...................        --          --          --           --          --       18,014       18,014
Stockholders' equity................        --          --          --           --          --      113,342      113,342
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Total liabilities and stockholders'
  equity............................    38,401     468,306      51,459       41,264     299,555      473,468   $1,372,453
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Net interest rate sensitivity gap...  $ 37,899   $(152,697)  $ 113,928    $ 403,221    $ 10,010    $(412,361)          --
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Cumulative gap......................  $ 37,899   $(114,798)  $    (870)   $ 402,351    $412,361           --           --
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Cumulative gap to interest-earning
  assets............................      2.89%      (8.75)%     (0.07)%      30.68%      30.98%
                                      --------   ---------   ---------    ---------    --------    ---------   ----------

DECEMBER 31, 2000

                                                                  (000'S EXCEPT PERCENTAGES)
                                      -----------------------------------------------------------------------------------
                                                 OVER ONE
                                                  DAY TO     OVER THREE    OVER ONE                  NON-
                                                   THREE     MONTHS TO     YEAR TO     OVER FIVE   INTEREST
                                      ONE DAY     MONTHS      ONE YEAR    FIVE YEARS     YEARS      BEARING      TOTAL
                                      --------   ---------   ----------   ----------   ---------   ---------   ----------
Assets:
Loans, net..........................        --   $ 192,316   $  42,935    $ 156,430    $114,420           --   $  506,101
Mortgage-backed securities..........        --      15,888      56,789       97,044     111,942           --      281,663
Other securities....................        --      28,013      43,485       97,858     213,471           --      382,827
Other earning assets................  $  7,300          --          --           --          --           --        7,300
Other assets........................        --          --          --           --          --    $ 112,079      112,079
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Total assets........................     7,300     236,217     143,209      351,332     439,833      112,079    1,289,970
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Liabilities and stockholders'
  equity:
Interest bearing deposits...........        --     393,412      93,823        6,478     111,124           --      604,837
Other borrowed funds................    91,980     108,898      26,019       37,617      21,317           --      285,831
Demand deposits.....................        --          --          --           --          --      274,738      274,738
Other liabilities...................        --          --          --           --          --       31,219       31,219
Stockholders' equity................        --          --          --           --          --       93,345       93,345
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Total liabilities and stockholders'
  equity............................    91,980     502,310     119,842       44,095     132,441      399,302   $1,289,970
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Net interest rate sensitivity gap...  $(84,680)  $(266,093)  $  23,367    $ 307,237    $307,392    $(287,223)          --
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Cumulative gap......................  $(84,680)  $(350,773)  $(327,406)   $ (20,169)   $287,223           --           --
                                      --------   ---------   ---------    ---------    --------    ---------   ----------
Cumulative gap to interest-earning
  assets............................     (7.19)%    (29.78)%    (27.80)%      (1.71)%     24.38%          --           --
                                      --------   ---------   ---------    ---------    --------    ---------   ----------

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT................................    50

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001
AND 2000 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
DECEMBER 31, 2001:
  Consolidated Statements of Income.........................    51
  Consolidated Statements of Comprehensive Income...........    52
  Consolidated Balance Sheets...............................    53
  Consolidated Statements of Changes in Stockholders'
     Equity.................................................    54
  Consolidated Statements of Cash Flows.....................    55
  Notes to Consolidated Financial Statements................    56
MANAGEMENT'S REPORT TO THE STOCKHOLDERS.....................    73
INDEPENDENT ACCOUNTANTS' REPORT.............................    75

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  Hudson Valley Holding Corp.

     We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank, (collectively the "Company"), as of December 31, 2001 and 2000 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and its subsidiary at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
January 29, 2002

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                               2001       2000       1999
                                                              -------    -------    -------
INTEREST INCOME:
Loans, including fees.......................................  $48,042    $42,272    $31,724
Securities:
  Taxable...................................................   33,804     37,336     32,002
  Exempt from Federal income taxes..........................    7,273      6,923      6,182
Federal funds sold..........................................      759        735        908
                                                              -------    -------    -------
Total interest income.......................................   89,878     87,266     70,816
                                                              -------    -------    -------
INTEREST EXPENSE:
Deposits....................................................   18,450     25,742     17,446
Securities sold under repurchase agreements and other
  short-term borrowings.....................................    5,855     10,181      7,221
Other borrowings............................................    8,212      4,862      4,991
                                                              -------    -------    -------
Total interest expense......................................   32,517     40,785     29,658
                                                              -------    -------    -------
NET INTEREST INCOME.........................................   57,361     46,481     41,158
Provision for loan losses...................................    4,380      1,144        600
                                                              -------    -------    -------
Net interest income after provision for loan losses.........   52,981     45,337     40,558
                                                              -------    -------    -------
NON INTEREST INCOME:
Service charges.............................................    1,192      1,127      1,046
Realized gain (loss) on sales of securities, net............     (180)       692         19
Other income................................................    1,419        729        534
                                                              -------    -------    -------
Total non interest income...................................    2,431      2,548      1,599
                                                              -------    -------    -------
NON INTEREST EXPENSE:
Salaries and employee benefits..............................   15,262     14,780     12,843
Occupancy...................................................    2,307      2,257      2,038
Professional services.......................................    2,212      2,560      2,011
Equipment...................................................    1,887      1,723      1,875
Business development........................................    1,119        948      1,012
FDIC assessment.............................................      166        165         81
Other operating expenses....................................    4,083      3,469      3,649
                                                              -------    -------    -------
Total non interest expense..................................   27,036     25,902     23,509
                                                              -------    -------    -------
INCOME BEFORE INCOME TAXES..................................   28,376     21,983     18,648
INCOME TAXES................................................    9,495      5,825      4,644
                                                              -------    -------    -------
NET INCOME..................................................  $18,881    $16,158    $14,004
                                                              =======    =======    =======
BASIC EARNINGS PER COMMON SHARE.............................  $  3.61    $  3.14    $  2.74
DILUTED EARNINGS PER COMMON SHARE...........................  $  3.52    $  3.05    $  2.68

                See notes to consolidated financial statements.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              DOLLARS IN THOUSANDS

                                                               2001       2000        1999
                                                              -------    -------    --------
NET INCOME..................................................  $18,881    $16,158    $ 14,004
                                                              -------    -------    --------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gain (loss) on securities available for
  sale arising during the year..............................    9,307     22,847     (29,036)
Income tax effect...........................................   (3,867)    (9,365)     11,890
                                                              -------    -------    --------
                                                                5,440     13,482     (17,146)
Reclassification adjustment for net (gain) loss realized on
  securities available for sale.............................      180       (692)        (19)
Income tax effect...........................................      (75)       284           5
                                                              -------    -------    --------
                                                                  105       (408)        (14)
                                                              -------    -------    --------
Unrealized holding gain (loss) on securities, net...........    5,545     13,074     (17,160)
Minimum pension liability adjustment........................      (17)       (17)        127
Income tax effect...........................................        7          7         (52)
                                                              -------    -------    --------
                                                                  (10)       (10)         75
                                                              -------    -------    --------
Other comprehensive income (loss)...........................    5,535     13,064     (17,085)
                                                              -------    -------    --------
COMPREHENSIVE INCOME (LOSS).................................  $24,416    $29,222    $ (3,081)
                                                              =======    =======    ========

                See notes to consolidated financial statements.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
            DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS

                                                                 2001          2000
                                                              ----------    ----------
ASSETS
Cash and due from banks.....................................  $   29,821    $   30,420
Federal funds sold..........................................      76,300         7,300
Securities available for sale, at estimated fair value
  (amortized cost of $614,385 in 2001 and $654,693 in
  2000).....................................................     624,209       655,029
Federal Home Loan Bank of New York (FHLB) stock.............      10,459         9,461
Loans (net of allowance for loan losses of $8,018 in 2001
  and $4,816 in 2000).......................................     600,377       506,101
Receivable for securities sold..............................          --        44,326
Accrued interest and other receivables......................       8,976        14,604
Premises and equipment, net.................................      12,129        13,345
Other real estate owned.....................................       2,021         2,117
Other assets................................................       8,161         7,267
                                                              ----------    ----------
TOTAL ASSETS................................................  $1,372,453    $1,289,970
                                                              ==========    ==========
LIABILITIES
Deposits:
  Non interest-bearing......................................  $  342,112    $  274,738
  Interest-bearing..........................................     546,265       604,837
                                                              ----------    ----------
  Total deposits............................................     888,377       879,575
Securities sold under repurchase agreements and other
  short-term borrowings.....................................     143,529       197,872
Other borrowings............................................     209,191        87,959
Payable for securities purchased............................          --        14,913
Deferred income taxes, net..................................       3,958         1,652
Accrued interest and other liabilities......................      14,056        14,654
                                                              ----------    ----------
TOTAL LIABILITIES...........................................   1,259,111     1,196,625
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
Common Stock, $0.20 par value; authorized 10,000,000 shares
  outstanding 5,260,158 and 4,702,660 shares in 2001 and
  2000, respectively........................................       1,232         1,114
Additional paid-in capital..................................     125,057       104,825
Retained earnings...........................................       4,829         9,279
Accumulated other comprehensive income (loss)...............       5,015          (520)
Treasury stock, at cost.....................................     (22,791)      (21,353)
                                                              ----------    ----------
Total stockholders' equity..................................     113,342        93,345
                                                              ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,372,453    $1,289,970
                                                              ==========    ==========

                See notes to consolidated financial statements.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                   DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                               ACCUMULATED
                                     NUMBER OF                        ADDITIONAL                  OTHER
                                      SHARES      COMMON   TREASURY    PAID-IN     RETAINED   COMPREHENSIVE
                                    OUTSTANDING   STOCK     STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                                    -----------   ------   --------   ----------   --------   -------------   --------
BALANCE AT JANUARY 1, 1999........   3,802,510    $ 915    $(18,087)   $ 72,898    $ 16,469     $  3,501      $ 75,696
Net income........................                                                   14,004                     14,004
Exercise of stock options, net of
  tax.............................      96,216       19                   1,790                                  1,809
Purchase of treasury stock........     (76,239)              (2,443)                                            (2,443)
Sale of treasury stock............      18,574                  447         158                                    605
Stock dividend....................     382,538       77                  12,165     (12,242)                        --
Cash dividends....................                                                   (4,276)                    (4,276)
Minimum pension liability
  adjustment......................                                                                    75            75
Net unrealized loss on securities
  available for sale..............                                                               (17,160)      (17,160)
                                     ---------    ------   --------    --------    --------     --------      --------
BALANCE AT DECEMBER 31, 1999......   4,223,599    1,011     (20,083)     87,011      13,955      (13,584)       68,310
Net income........................                                                   16,158                     16,158
Exercise of stock options, net of
  tax.............................      85,112       17                   2,209                                  2,226
Purchase of treasury stock........     (40,897)              (1,436)                                            (1,436)
Sale of treasury stock............       6,825                  166          68                                    234
Stock dividend....................     428,021       86                  15,537     (15,623)                        --
Cash dividends....................                                                   (5,211)                    (5,211)
Minimum pension liability
  adjustment......................                                                                   (10)          (10)
Net unrealized gain on securities
  available for sale..............                                                                13,074        13,074
                                     ---------    ------   --------    --------    --------     --------      --------
BALANCE AT DECEMBER 31, 2000......   4,702,660    1,114     (21,353)    104,825       9,279         (520)       93,345
Net income........................                                                   18,881                     18,881
Exercise of stock options, net of
  tax.............................     112,646       23                   3,155                                  3,178
Purchase of treasury stock........     (48,677)              (1,819)                                            (1,819)
Sale of treasury stock............      15,225                  381         192                                    573
Stock dividend....................     478,304       95                  16,885     (16,980)                        --
Cash dividends....................                                                   (6,351)                    (6,351)
Minimum pension liability
  adjustment......................                                                                   (10)          (10)
Net unrealized gain on securities
  available for sale..............                                                                 5,545         5,545
                                     ---------    ------   --------    --------    --------     --------      --------
BALANCE AT DECEMBER 31, 2001......   5,260,158    $1,232   $(22,791)   $125,057    $  4,829     $  5,015      $113,342
                                     =========    ======   ========    ========    ========     ========      ========

                See notes to consolidated financial statements.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              DOLLARS IN THOUSANDS

                                                                2001        2000        1999
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES:
Net income..................................................  $  18,881   $  16,158   $  14,004
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................      4,380       1,144         600
  Depreciation and amortization.............................      1,841       1,697       1,727
  Realized (gain) loss on security transactions, net........        180        (692)        (19)
  Amortization of premiums on securities, net...............      1,217         188       1,662
  Realized gains on sale of loans held for sale, net........         --          (5)        (46)
Originations of loans held for sale.........................         --        (612)     (4,904)
Proceeds from sale of loans held for sale...................         --         617       4,950
Deferred taxes (benefit)....................................     (1,629)      4,207         351
Increase (decrease) in deferred loan fees...................        141        (108)        473
(Increase) decrease in accrued interest and other
  receivables...............................................      5,628      (5,048)     (1,527)
Increase in other assets....................................       (894)     (1,238)       (393)
Increase (decrease) in accrued interest and other
  liabilities...............................................       (615)      4,039      (2,528)
Other changes, net..........................................        417         169          (6)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     29,547      20,516      14,344
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES:
Net (increase) decrease in short-term investments...........    (69,000)     13,600     (17,400)
Increase in FHLB stock......................................       (998)       (100)     (4,084)
Proceeds from maturities of securities available for sale...    311,796      79,330     136,186
Proceeds from sales of securities available for sale........     47,835      44,320          --
Purchases of securities available for sale..................   (320,721)   (121,047)   (236,283)
(Increase) decrease in receivable for securities sold.......     44,326     (44,326)         --
Increase (decrease) in payable for securities purchased.....    (14,913)     14,913          --
Net increase in loans.......................................    (98,797)    (94,223)   (105,688)
Net purchases of premises and equipment.....................       (625)     (1,310)     (3,438)
                                                              ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................   (101,097)   (108,843)   (230,707)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................      2,857       2,133       1,719
Proceeds from sale of treasury stock........................        573         234         605
Net increase in deposits....................................      8,802     124,729     127,549
Cash dividends paid.........................................     (6,351)     (5,211)     (4,276)
Repayment of other borrowings...............................        (18)    (30,275)    (13,500)
Proceeds from other borrowings..............................    121,250      24,000      32,198
Net increase (decrease) in securities sold under repurchase
  agreements and short-term borrowings......................    (54,343)    (21,612)     71,337
Acquisition of treasury stock...............................     (1,819)     (1,436)     (2,443)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     70,951      92,562     213,189
                                                              ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS..............       (599)      4,235      (3,174)
Cash and due from banks, beginning of year..................     30,420      26,185      29,359
                                                              ---------   ---------   ---------
Cash and due from banks, end of year........................  $  29,821   $  30,420   $  26,185
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES:
Interest paid...............................................  $  34,021   $  39,055   $  29,808
Income tax payments.........................................     10,031       4,331       6,903
Change in unrealized gain (loss) on securities available for
  sale -- net of tax........................................      5,545      13,074     (17,160)

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

     Securities -- Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at December 31, 2001 and 2000. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

     Loans -- Loans are reported at their outstanding principal balance, net of charge-offs, and deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the related loan or commitment as an adjustment to yield, or taken directly into income when the related loan is sold or commitment expires.

     Loans Held for Sale -- Loans held for sale are valued at the lower of cost or market, decreases in the carrying value, if any, are reported in earnings. Realized gains or losses on sales of loans are reported in earnings in the period the sale occurs. There were no loans held for sale at December 31, 2001 and 2000.

     Interest Rate Contracts -- The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS Statement No. 133", which became effective on January 1, 2001, requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has two interest rate floor contracts, $25 million with a 4.5% strike rate and $25 million with a 4.0% strike rate, which do not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts were accounted for at fair value with the resulting net gain of $832,000 included in other income as of December 31, 2001. Under prior accounting, these contracts were accounted for as hedges, with the premiums paid for them being amortized against interest income over the life of the contract. The transition adjustment resulting from the adoption of SFAS No. 133 as of January 1, 2001 was not significant.

     Allowance for Loan Losses -- The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank's methodology

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY for assessing the appropriateness of the allowance consists of several key components, which include a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance. The specific allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company's portfolios of home equity loans, real estate mortgages, installment and other loans.

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

     Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2001 and 2000. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank's service area, since the majority of the Bank's loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examination.

     Loan Restructurings -- Loan restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted. Restructured loans are returned to accrual status when said loans have demonstrated performance, generally evidenced by six months of

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY payment performance in accordance with the restructured terms, or by the presence of other significant factors.

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

     Transfers of Financial Assets -- In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replacing SFAS No. 125. SFAS No. 140 revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities, providing consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers, servicing, or extinguishments occurring after March 31, 2001, except for certain provisions relating to the accounting and disclosure for secured borrowings and collateral, for which the effective date was December 15, 2000. The adoption of the remaining provisions of this statement did not have a material impact on the Company's financial position or results of operations.

     Business Combinations -- In July 2001, the FASB issued SFAS No. 141, "Business Combination" ("SFAS No. 141"). SFAS No. 141 requires that the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 on July 1, 2001 did not have a significant impact on its financial position or results of operations.

     Stock-Based Compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Earnings per Common Share -- SFAS No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. The statement requires disclosure of basic earnings per common share (i.e. common stock equivalents are not considered) and diluted earnings per common share (i.e. common stock equivalents are considered using the treasury stock method) on the face of the statement of operations, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting solely of stock options, had been issued.

     Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

                                                      2001         2000         1999
                                                    ---------    ---------    ---------
WEIGHTED AVERAGE COMMON SHARES:
Basic.............................................  5,223,502    5,153,504    5,119,601
Effect of stock options...........................    140,724      148,924      115,153
Diluted...........................................  5,364,226    5,302,428    5,234,754

     In December 2001, 2000 and 1999 the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

     Pending Accounting Pronouncements.

     Goodwill and Other Intangible Assets -- In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization as well as provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months for the date of adoption. The adoption of SFAS No. 142 by the Company on January 1, 2002 did not have a significant impact on its financial positions or results of operations.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     Accounting for the Impairment or Disposal of Long-Lived Assets -- In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144") which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 by the Company on January 1, 2002 did not have a significant impact on its financial positions or results of operations.

     Other -- Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

2  SECURITIES

                                                                      DECEMBER 31
                                   ----------------------------------------------------------------------------------
                                                    2001                                       2000
                                   ---------------------------------------   ----------------------------------------
                                               GROSS UNREALIZED                          GROSS UNREALIZED
                                   AMORTIZED   ----------------     FAIR     AMORTIZED   -----------------     FAIR
                                     COST       GAINS    LOSSES    VALUE       COST       GAINS    LOSSES     VALUE
                                   ---------   -------   ------   --------   ---------   -------   -------   --------
CLASSIFIED AS AVAILABLE FOR SALE
U.S. Treasury and government
  agencies.......................  $105,838    $ 1,344   $  399   $106,783   $225,591    $  546    $2,923    $223,214
Mortgage-backed securities.......   348,116      5,052      398    352,770    281,663     1,322     2,216     280,769
Obligations of states and
  political subdivisions.........   155,742      4,275      484    159,533    144,024     3,735       311     147,448
Other debt securities............     3,817         25       40      3,802      2,564        --       182       2,382
                                   --------    -------   ------   --------   --------    ------    ------    --------
Total debt securities............   613,513     10,696    1,321    622,888    653,842     5,603     5,632     653,813
Equity securities................       872        449       --      1,321        851       365        --       1,216
                                   --------    -------   ------   --------   --------    ------    ------    --------
Total............................  $614,385    $11,145   $1,321   $624,209   $654,693    $5,968    $5,632    $655,029
                                   ========    =======   ======   ========   ========    ======    ======    ========

     At December 31, 2001, securities having a stated value of approximately $459,961 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

     Gross losses of $180 and gross gains of $692 and $19 were recorded as a result of securities available for sale sold or redeemed in 2001, 2000 and 1999 respectively. Applicable income taxes relating to such transactions were $(75), $284 and $5 in 2001, 2000 and 1999, respectively.

     The contractual maturity of all debt securities held at December 31, 2001 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               AVAILABLE FOR SALE
                                                              ---------------------
                                                              AMORTIZED      FAIR
                                                                COST        VALUE
                                                              ---------    --------
CONTRACTUAL MATURITY
Within 1 year...............................................  $109,272     $109,828
After 1 but within 5 years..................................    88,898       92,013
After 5 but within 10 years.................................    64,999       66,033
After 10 years..............................................     2,228        2,244
Mortgage-backed Securities..................................   348,116      352,770
                                                              --------     --------
Total.......................................................  $613,513     $622,888
                                                              ========     ========

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

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

                                                                2001        2000
                                                              CONTRACT    CONTRACT
                                                               AMOUNT      AMOUNT
                                                              --------    --------
Credit commitments..........................................  $130,191    $114,538
Guarantees written..........................................  $  4,749    $  5,123

     The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates ranging from 3.75% to 6.75% Guarantees written generally have terms up to one year.

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

     Concentrations of credit risk (whether on or off-balance-sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank does not have a significant exposure to any individual customer or counterparty. A geographic concentration arises because the Bank operates principally in Westchester County and Bronx County, New York. Loans and credit commitments collateralized by real estate are as follows:

                                                    RESIDENTIAL    COMMERCIAL
                                                     PROPERTY       PROPERTY      TOTAL
                                                    -----------    ----------    --------
2001
Loans.............................................   $174,859       $263,336     $438,195
Credit commitments................................     24,307         78,693      103,000
                                                     --------       --------     --------
                                                     $199,166       $342,029     $541,195
                                                     ========       ========     ========
2000
Loans.............................................   $155,449       $214,604     $370,053
Credit commitments................................     12,495         42,023       54,518
                                                     --------       --------     --------
                                                     $167,944       $256,627     $424,571
                                                     ========       ========     ========

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to have no value. The Bank has experienced little difficulty in accessing collateral when required.

4  LOANS

     The loan portfolio is comprised of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Real Estate:
  Commercial................................................  $210,840    $181,735
  Construction..............................................    52,496      32,869
  Residential...............................................   174,859     155,449
Commercial and industrial...................................   140,573     110,555
Individuals.................................................    11,824      10,677
Lease financing.............................................    19,282      20,970
                                                              --------    --------
Total.......................................................   609,874     512,255
Deferred loan fees..........................................    (1,479)     (1,338)
Allowance for loan losses...................................    (8,018)     (4,816)
                                                              --------    --------
Loans, net..................................................  $600,377    $506,101
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

     A summary of the activity in the allowance for loan losses follows:

                                                                  DECEMBER 31
                                                          ---------------------------
                                                           2001       2000      1999
                                                          -------    ------    ------
Balance, beginning of year..............................  $ 4,816    $4,047    $3,103
Add (deduct):
  Provision for loan losses.............................    4,380     1,144       600
  Recoveries on loans previously charged-off............      250        53       454
  Charge-offs...........................................   (1,428)     (428)     (110)
                                                          -------    ------    ------
Balance, end of year....................................  $ 8,018    $4,816    $4,047
                                                          =======    ======    ======

     The recorded investment in impaired loans at December 31, 2001 was $2,485, for which an allowance of $807 has been established. At December 31, 2000, the recorded investment in impaired loans was $2,148, for which an allowance of $125 had been established. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

     The average investment in impaired loans during 2001, 2000 and 1999 was $2,317, $2,154 and $1,682, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     Loans which were restructured prior to adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and non-accrual loans at December 31, 2001, 2000 and 1999 and related interest income are summarized as follows:

                                        2001                         2000                         1999
                             --------------------------   --------------------------   --------------------------
                             NON-ACCRUAL   RESTRUCTURED   NON-ACCRUAL   RESTRUCTURED   NON-ACCRUAL   RESTRUCTURED
                                LOANS         LOANS          LOANS         LOANS          LOANS         LOANS
                             -----------   ------------   -----------   ------------   -----------   ------------
Amount.....................    $3,523           --          $4,584            --         $3,855          $323
Interest income recorded...        --           --              --            --             --            34
Interest income that would
  have been recorded under
  the original contract
  terms....................       334           --             586            --            507            17

     Non-accrual loans at December 31, 2001 and 2000 include $2,485 and $2,148, respectively, of loans considered to be impaired under SFAS No. 114.

     Loans made directly or indirectly to employees, directors or principal shareholders were approximately $17,239 and $14,535 at December 31, 2001 and 2000, respectively. During 2001, new loans granted to these individuals and the effects of changes in board member composition totaled $4,026 and payments totaled $1,322.

5  PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Land........................................................  $ 1,139    $ 1,139
Buildings...................................................   10,452     10,367
Leasehold improvements......................................    2,106      2,094
Furniture, fixtures and equipment...........................   11,592     11,377
Automobiles.................................................      321        219
                                                              -------    -------
Total.......................................................   25,610     25,196
Less accumulated depreciation and amortization..............   13,481     11,851
                                                              -------    -------
Premises and equipment, net.................................  $12,129    $13,345
                                                              =======    =======

6  OTHER BORROWINGS

     Borrowings with original maturities of one year or less totaled $143,529 and $197,872 at December 31, 2001 and 2000, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase of $143,529 and $136,622 at December 31, 2001 and 2000, respectively, and at December 31, 2000 borrowings from the Federal Home Loan Bank of New York (FHLB) of $51,250 and $10,000 of other overnight borrowings. Other borrowings totaled $209,191 and $87,959 at December 31, 2001 and 2000, respectively, consisting of borrowings from FHLB with stated maturities of ten years and 1 to 4 year call options.

     Interest expense on all borrowings totaled $14,067, $15,043 and $12,212 in 2001, 2000 and 1999, respectively. The following table summarizes the average balances, weighted average interest rates and the

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

                                                       2001        2000        1999
                                                     --------    --------    --------
Average balance:
  Short-term.......................................  $154,311    $165,993    $147,502
  Other Borrowings.................................   160,255      89,011      93,254
Weighted average interest rate:
  Short-term.......................................       3.8%        6.1%        4.9%
  Other Borrowings.................................       5.1         5.5         5.4
Maximum month-end outstanding amount:
  Short-term.......................................  $164,222    $197,889    $219,484
  Other Borrowings.................................   209,191      94,229      94,234

     As of December 31, 2001 and 2000, these borrowings were collateralized by loans and securities with an estimated fair value of $370,356 and $280,853, respectively.

     In addition, at December 31, 2001, the Bank had available unused lines of credit of $120 million from FHLB, and $25 million from correspondent banks. In addition, the Bank has $100 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

7  INCOME TAXES

     A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

                                                YEARS ENDED DECEMBER 31
                                -------------------------------------------------------
                                      2001               2000                1999
                                ----------------    ---------------    ----------------
Income tax at statutory
  rate........................  $ 9,932     35.0%   $ 7,474    34.0%   $ 6,340     34.0%
State income tax, net of
  Federal benefit.............    1,036      3.7        472     2.1        432      2.3
Tax-exempt interest income....   (2,334)    (8.2)    (2,032)   (9.2)    (1,865)   (10.0)
Non-deductible expenses and
  other.......................      861      3.0        (89)   (0.4)      (263)    (1.4)
                                -------    -----    -------    ----    -------    -----
Provision for income taxes....  $ 9,495     33.5%   $ 5,825    26.5%   $ 4,644     24.9%
                                =======    =====    =======    ====    =======    =====

     The components of the provision for income taxes (benefit) are as follows:

                                                            YEARS ENDED DECEMBER 31
                                                          ---------------------------
                                                           2001       2000      1999
                                                          -------    ------    ------
FEDERAL:
  Current...............................................  $ 9,113    $  866    $3,734
  Deferred..............................................   (1,164)    4,218       255
STATE:
  Current...............................................    2,011       206       559
  Deferred..............................................     (465)      535        96
                                                          -------    ------    ------
TOTAL...................................................  $ 9,495    $5,825    $4,644
                                                          =======    ======    ======

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     The tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                  DECEMBER 31, 2001      DECEMBER 31, 2000
                                                 -------------------    -------------------
                                                 ASSET     LIABILITY    ASSET     LIABILITY
                                                 ------    ---------    ------    ---------
Allowance for loan losses......................  $3,243                 $1,917
Treasury securities............................             $  375                 $  504
Supplemental pension benefit...................   1,334                  1,112
Minimum pension liability......................     480                    473
Deferred compensation..........................     697                    659
Securities available for sale..................              4,088                    146
Interest on non-accrual loans..................     263                    249
Undistributed income from subsidiary...........              5,345                  5,187
Depreciation...................................                188                    226
Other..........................................      21                      1
                                                 ------     ------      ------     ------
                                                 $6,038     $9,996      $4,411     $6,063
                                                 ======     ======      ======     ======

8  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

     Management believes, as of December 31, 2001, that both the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The following summarizes the capital requirements and capital position at December 31, 2001 and 2000:

                                                                                         MINIMUM
                                                                                        TO BE WELL
                                                                 MINIMUM FOR        CAPITALIZED UNDER
                                                                   CAPITAL          PROMPT CORRECTIVE
                                              ACTUAL          ADEQUACY PURPOSES      ACTION PROVISION
                                         -----------------    ------------------    ------------------
BANK ONLY                                 AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT     RATIO
---------                                --------    -----    --------    ------    --------    ------
As of December 31, 2000:
Total Capital (To Risk Weighted
  Assets)..............................  $ 96,754    15.7%    $49,435      8.0%     $61,794      10.0%
Tier 1 Capital (To Risk Weighted
  Assets)..............................    91,938    14.9      24,717      4.0       37,076       6.0
Tier 1 Capital (To Average Assets).....    91,938     7.4      49,755      4.0       62,194       5.0
As of December 31, 2001:
Total Capital (To Risk Weighted
  Assets)..............................  $114,590    16.5%    $55,667      8.0%     $69,583      10.0%
Tier 1 Capital (To Risk Weighted
  Assets)..............................   106,572    15.3      27,833      4.0       41,750       6.0
Tier 1 Capital (To Average Assets).....   106,572     7.9      53,992      4.0       67,490       5.0

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

                                                                                  MINIMUM FOR
                                                                                    CAPITAL
                                                               ACTUAL          ADEQUACY PURPOSES
                                                          -----------------    ------------------
CONSOLIDATED                                               AMOUNT     RATIO     AMOUNT     RATIO
------------                                              --------    -----    --------    ------
As of December 31, 2000:
Total Capital (To Risk Weighted Assets).................  $ 97,147    15.6%    $49,874      8.0%
Tier 1 Capital (To Risk Weighted Assets)................    92,331    14.8      24,937      4.0
Tier 1 Capital (To Average Assets)......................    92,331     7.3      50,332      4.0
As of December 31, 2001:
Total Capital (To Risk Weighted Assets).................  $115,059    16.5%    $55,735      8.0%
Tier 1 Capital (To Risk Weighted Assets)................   107,041    15.4      27,867      4.0
Tier 1 Capital (To Average Assets)......................   107,041     7.9      54,027      4.0

     As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

STOCK DIVIDEND

     In December 2001 and 2000 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

STOCK OPTIONS

     The Company has stock option plans that provide for the granting of options to directors, certain officers, and to all eligible employees. Options to purchase 411,424 shares of common stock were outstanding at December 31, 2001 under all plans. The stock options are exercisable at prices that approximate the market value of the Company's stock at dates of grant. Certain options become exercisable in up to five annual installments, commencing one year from date of grant. Other options become exercisable in their entirety, upon completion of 5 years of service. Options have a maximum duration of 10 years.

     Stock option transactions under the Plans were as follows:

                                                               SHARES          WEIGHTED
                                                             UNDERLYING    AVERAGE EXERCISE
OUTSTANDING OPTIONS                                           OPTIONS      PRICE PER SHARE
-------------------                                          ----------    ----------------
As of January 1, 1999......................................    423,325          $13.00
Granted....................................................     82,292           25.38
Cancelled or expired.......................................    (71,609)          14.56
Exercised..................................................   (116,321)          14.65
                                                              --------          ------
As of December 31, 1999....................................    317,687           15.25
Granted....................................................    170,009           26.48
Cancelled or expired.......................................     (4,849)          23.83
Exercised..................................................   (102,712)          20.77
                                                              --------          ------
As of December 31, 2000....................................    380,135           18.68
Granted....................................................    158,841           30.77
Cancelled or expired.......................................     (3,916)          28.02
Exercised..................................................   (123,636)          23.10
                                                              --------          ------
As of December 31, 2001....................................    411,424          $21.93
Exercisable as of December 31, 2001........................    371,649          $21.07
Available for future grant.................................    460,949

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     The following table summarizes the range of exercise prices of the Company's stock options outstanding and exercisable at December 31, 2001:

                                                                          WEIGHTED AVERAGE
                                                                       ----------------------
                                                          NUMBER OF    REMAINING     EXERCISE
                                       EXERCISE PRICE      OPTIONS     LIFE (YRS)     PRICE
                                      ----------------    ---------    ----------    --------
                                      $ 7.15 to $15.08     136,299        3.3         $11.88
                                       15.10 to  26.48     152,889        7.3          24.09
                                       26.51 to  35.50     122,236        8.5          30.44
                                                           -------
                                      $ 7.15 to $35.50     411,424        6.3         $21.93
  Exercisable.......................  $ 7.15 to $35.50     371,649        6.1         $21.07
  Not Exercisable...................  $21.23 to $35.50      39,775        8.8         $29.99

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation plans in accordance with APB No. 25, rather than adopt the accounting requirements of SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         2001       2000       1999
                                                        -------    -------    -------
Net income
  As reported.........................................  $18,881    $16,158    $14,004
  Pro forma...........................................   18,659     15,807     13,710
Basic earnings per share
  As reported.........................................  $  3.61    $  3.14    $  2.74
  Pro forma...........................................     3.57       3.07       2.68
Diluted earnings per share
  As reported.........................................  $  3.52    $  3.05    $  2.68
  Pro forma...........................................     3.48       2.98       2.62

     The fair value (present value of the estimated future benefit to the option holder) of each option grant in 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 3.5%, 3.5% and 3.4%; expected volatility of 10%, 10% and 12%; risk-free interest rates of 4.36%, 5.05% and 6.42% and expected life of 6 years for 2001, 2000 and 1999. All option grants expire within 10 years of the date of grant. The weighted average fair value of options granted during 2001, 2000 and 1999 was $3.08, $3.42 and $4.15, respectively.

9  BENEFIT PLANS

     The Hudson Valley Bank Employees' Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations include 5 percent of each participant's earnings during the year. Pension costs charged to other operating expenses (including pension costs for directors) totaled approximately $785, $400 and $522 in 2001, 2000 and 1999, respectively.

     The Hudson Valley Bank Employees' Savings Plan covers substantially all employees. The Bank matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $67, $64 and $56 in 2001, 2000 and 1999, respectively.

     The Company does not offer its own stock as an investment to participants of the Employees' Savings Plan. The Company's matching contribution under the Employees' Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company's Stock.

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     Additional retirement benefits are provided to certain officers pursuant to supplemental plans. Costs for the officers' supplemental pension plan totaled approximately $650, $605 and $640 in 2001, 2000 and 1999, respectively. The Bank records an additional minimum pension liability to the extent that its accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs and of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in other comprehensive income net of related tax benefits.

     The following tables set forth the status of the Bank's plans as of December 31, 2001 and 2000:

                                                               2001       2000
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $ 4,995    $ 4,729
  Service cost..............................................      223        193
  Interest cost.............................................      356        364
  Actuarial (gain) loss.....................................      634         38
  Benefits paid.............................................     (499)      (329)
                                                              -------    -------
Benefit obligation at end of year...........................    5,709      4,995
                                                              -------    -------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............       --         --
  Actual return on assets...................................       --         --
  Employer contributions....................................      499        329
  Benefits paid.............................................     (499)      (329)
                                                              -------    -------
Fair value of plan assets at end of year....................       --         --
                                                              -------    -------
Funded status...............................................   (5,709)    (4,995)
Unrecognized transition obligation..........................      318        409
Unrecognized prior service cost.............................      317        362
Unrecognized net loss.......................................    1,665      1,321
                                                              -------    -------
Accrued benefit cost........................................  $(3,409)   $(2,903)
                                                              =======    =======
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate...............................................        7%         7%
Expected return on plan assets..............................       --         --
Rate of compensation increase...............................        4%         4%

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost................................................  $   223    $   193
Interest cost...............................................      356        364
Expected return on plan assets..............................       --         --
Amortization of transition obligation.......................       91         91
Amortization of prior service cost..........................       44         44
Amortization of net loss....................................      321         93
                                                              -------    -------
Net periodic benefit cost...................................  $ 1,035    $   785
                                                              =======    =======

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

     Set forth below is a summary of the amounts reflected in the Bank's balance sheets as of December 31:

                                                               2001       2000
                                                              -------    -------
Accrued benefit liability...................................  $(5,245)   $(4,857)
Intangible asset............................................      635        770
Accumulated other comprehensive income (pre-tax net
  reduction in equity)......................................    1,201      1,184
                                                              -------    -------
Accrued benefit cost........................................  $(3,409)   $(2,903)
                                                              =======    =======

10  COMMITMENTS, CONTINGENT LIABILITIES AND OTHER DISCLOSURES

     The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2002........................................................  $  868
2003........................................................     585
2004........................................................     292
2005........................................................     234
Thereafter..................................................     403
                                                              ------
Total minimum future rentals................................  $2,382
                                                              ======

     Rent expense for premises and equipment was approximately $833, $783 and $778 in 2001, 2000 and 1999, respectively. In the normal course of business, there are various outstanding commitments and contingent liabilities which are not reflected in the consolidated balance sheets. No losses are anticipated as a result of these transactions.

     In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

     At December 31, 2001, the Company was a party to two interest rate floor agreements, as more fully discussed in Note 1 to these consolidated financial statements. These agreements are subject to the counterparties' ability to perform in accordance with the terms of the agreements.

CASH RESERVE REQUIREMENTS

     The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $941 at December 31, 2001 and $849 at December 31, 2000.

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

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

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

     General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, primarily the counties of Westchester and Bronx, New York. For the years ended December 31, 2001, 2000 and 1999, there is no customer that accounted for more than 10% of the Company's revenue.

12  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2001 and 2000 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

                                                                       DECEMBER 31
                                                     ------------------------------------------------
                                                              2001                      2000
                                                     ----------------------    ----------------------
                                                     CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                      AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                     --------    ----------    --------    ----------
                                                                      (IN MILLIONS)
ASSETS:
Financial assets for which carrying value
  approximates fair value..........................   $108.1       $108.1       $ 84.2       $ 84.2
Securities, FHLB stock and accrued interest........    640.1        640.1        671.5        671.5
Loans and accrued interest.........................    611.1        614.1        514.2        517.0
Interest Rate Floor Contracts......................      0.8          0.8          0.1          0.0
LIABILITIES:
Deposits with no stated maturity and accrued
  interest.........................................    655.8        655.8        531.5        531.5
Time deposits and accrued interest.................    234.1        233.0        351.0        351.7
Securities sold under repurchase agreements and
  other short-term borrowings and accrued
  interest.........................................    143.8        143.8        198.8        198.8
Other borrowings and accrued interest..............    210.3        208.2         88.6         87.0
Financial liabilities for which carrying value
  approximates fair value..........................       --           --         14.9         14.9

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

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

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

          Securities sold under repurchase agreements and other short-term borrowings and accrued interest -- The estimated fair value of these instruments approximate carrying amount because of their short maturities and variable rates. Accrued interest is stated at its carrying amount.

          Other borrowings and accrued interest -- The fair value of callable FHLB advances was estimated by discounting projected cash flows at the reporting date using the rate applicable to the projected call date option. Accrued interest is stated at its carrying amount.

          Interest rate floor contracts -- The fair value was estimated using quoted market prices or dealer quotations.

13 CONDENSED FINANCIAL INFORMATION OF HUDSON VALLEY HOLDING CORP. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
December 31, 2001 and 2000
Dollars in thousands

                                                                2001       2000
                                                              --------    -------
ASSETS
Cash........................................................  $    444    $   208
Investment in subsidiary....................................   112,625     92,753
Equity securities...........................................       896        816
                                                              --------    -------
TOTAL ASSETS................................................  $113,965    $93,777
                                                              ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities...........................................  $    623    $   432
Stockholders' equity........................................   113,342     93,345
                                                              --------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $113,965    $93,777
                                                              ========    =======

                   HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONDENSED STATEMENTS OF INCOME
For the years ended December 31, 2001, 2000 and 1999
Dollars in thousands

                                                               2001       2000       1999
                                                              -------    -------    -------
Dividends from the Bank.....................................  $ 5,058    $ 3,926    $ 4,900
Dividends from equity securities............................       56         29         26
Other income................................................       --         25          7
Operating expenses..........................................      291        375         67
                                                              -------    -------    -------
Income before equity in undistributed earnings in the
  Bank......................................................    4,823      3,605      4,866
Equity in undistributed earnings of the Bank................   14,058     12,553      9,138
                                                              -------    -------    -------
NET INCOME..................................................  $18,881    $16,158    $14,004
                                                              =======    =======    =======

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999
Dollars in thousands

                                                                2001        2000       1999
                                                              --------    --------    -------
OPERATING ACTIVITIES:
Net income..................................................  $ 18,881    $ 16,158    $14,004
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Equity in undistributed earnings of the Bank..............   (14,058)    (12,553)    (9,138)
  Increase in other liabilities.............................       174          83         12
  (Increase) decrease in other assets.......................        --          26        (21)
  Other changes, net........................................        --           2         --
                                                              --------    --------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     4,997       3,716      4,857
                                                              --------    --------    -------
INVESTING ACTIVITIES:
Proceeds from sales of equity securities....................        --         275         --
Purchase of equity securities...............................       (21)        (23)      (184)
                                                              --------    --------    -------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES............       (21)        252       (184)
                                                              --------    --------    -------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and sale of treasury
  stock.....................................................     3,430       2,367      2,324
Acquisition of treasury stock...............................    (1,819)     (1,436)    (2,443)
Cash dividends paid.........................................    (6,351)     (5,211)    (4,270)
                                                              --------    --------    -------
NET CASH USED IN FINANCING ACTIVITIES.......................    (4,740)     (4,280)    (4,389)
                                                              --------    --------    -------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS..............       236        (312)       284
Cash and due from banks, beginning of year..................       208         520        236
                                                              --------    --------    -------
Cash and due from banks, end of year........................  $    444    $    208    $   520
                                                              ========    ========    =======

                    MANAGEMENT'S REPORT TO THE STOCKHOLDERS

January 29, 2002

To the Stockholders of Hudson Valley Holding Corp.

CONSOLIDATED FINANCIAL STATEMENTS

     The management of Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank, (collectively the "Company"), is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements and all other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

     The consolidated financial statements have been audited by an independent accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of the stockholders, the Board of Directors and committees of the Board of Directors. Management believes all representations made to the independent auditors during their audit were valid and appropriate.

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

     Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions, as of December 31, 2001.

AUDIT COMMITTEE

     The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors, which selection is then ratified by the stockholders. The Audit Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's consolidated financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

     Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

     Management assessed Hudson Valley Bank's compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Hudson Valley Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2001.

      James J. Landy               Stephen R. Brown
        President &        Senior Executive Vice President,
  Chief Executive Officer     Chief Operating Officer &
                               Chief Financial Officer

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Hudson Valley Holding Corp.

     We have examined management's assertion, included in the accompanying Management's Report to Stockholders, that Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank (collectively the "Company") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 2001 based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO report). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

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

     In our opinion, management's assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 2001, is fairly stated, in all material respects, based on the criteria established in the COSO report.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
January 29, 2002

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1. Financial Statements

     The following financial statements of the Company are included in this document in Item 8 -- Financial Statements and Supplementary Data:

     - Independent Auditors' Report

     - Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

     - Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

     - Consolidated Balance Sheets at December 31, 2001 and 2000

     - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

     - Notes to Consolidated Financial Statements

(A)2. Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(B) Reports on Form 8-K Filed During the Quarter ended December 31, 2001

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

                                          HUDSON VALLEY HOLDING CORP.

March 27, 2002                            By: /s/ JAMES J. LANDY
                                            ------------------------------------
                                            James J. Landy
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2002 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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