Form 10-Q
period 2002-03-31
HUDSON VALLEY HOLDING CORP
filed 2002-05-14
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 1, 2002

Common stock, par value $0.20 per share	5,294,762

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

PART II — OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	March 31,

	2002	2001

Interest Income:
Loans, including fees	$11,735	$12,057
Securities:
Taxable	7,047	9,122
Exempt from federal income taxes	1,886	1,790
Federal funds sold	366	148
Deposits in banks	10	—

Total interest income	21,044	23,117

Interest Expense:
Deposits	2,200	6,376
Securities sold under repurchase agreements and other short-term borrowings	603	2,247
Other borrowings	2,503	1,454

Total interest expense	5,306	10,077

Net Interest Income	15,738	13,040
Provision for loan losses	800	350

Net interest income after provision for loan losses	14,938	12,690

Non Interest Income:
Service charges	363	284
Realized gain (loss)on security transactions, net	—	19
Other income	250	327

Total non interest income	613	630

Non Interest Expense:
Salaries and employee benefits	3,767	3,374
Occupancy	595	568
Professional services	793	471
Equipment	433	415
Business development	249	258
FDIC assessment	40	43
Other operating expenses	1,028	940

Total non interest expense	6,905	6,069

Income Before Income Taxes	8,646	7,251
Income Taxes	2,637	2,016

Net Income	$6,009	$5,235

Basic Earnings Per Common Share	$1.14	$1.01
Diluted Earnings Per Common Share	$1.11	$0.98

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended
	March 31,

	2002	2001

Net Income	$6,009	$5,235
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period	(2,888)	9,049
Income tax effect	1,199	(3,755)

	(1,689)	5,294

Reclassification adjustment for net gain realized on securities available for sale	—	(19)
Income tax effect	—	8

	—	(11)

Unrealized holding gain (loss) on securities available for sale	(1,689)	5,283

Comprehensive Income	$4,320	$10,518

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	March 31,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$32,437	$29,821
Federal funds sold	74,000	76,300
Securities available for sale at estimated fair value (amortized cost of $624,609 in 2002 and $614,385 in 2001)	631,545	624,209
Federal Home Loan Bank of New York (FHLB) Stock	10,459	10,459
Loans (net of allowance for loan losses of $8,715 in 2002 and $8,018 in 2001)	608,220	600,377
Accrued interest and other receivables	10,104	8,976
Premises and equipment, net	12,285	12,129
Other real estate owned	1,973	2,021
Other assets	8,056	8,161

TOTAL ASSETS	$1,389,079	$1,372,453

LIABILITIES
Deposits:
Non interest-bearing	$338,623	$342,112
Interest-bearing	558,720	546,265

Total deposits	897,343	888,377
Securities sold under repurchase agreements and other short-term borrowings	151,056	143,529
Other borrowings	209,186	209,191
Deferred income taxes, net	2,251	3,958
Accrued interest and other liabilities	13,463	14,056

TOTAL LIABILITIES	1,273,299	1,259,111

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 5,276,211 and 5,260,158 shares in 2002 and 2001, respectively	1,239	1,232
Additional paid-in capital	125,611	125,057
Retained earnings	9,044	4,829
Accumulated other comprehensive income	3,326	5,015
Treasury stock, at cost	(23,440)	(22,791)

Total stockholders’ equity	115,780	113,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,389,079	$1,372,453

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2002 and 2001
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2002	5,260,158	$1,232	$(22,791)	$125,057	$4,829	$5,015	$113,342
Net income					6,009		6,009
Exercise of stock options	31,870	7		547			554
Purchase of treasury stock	(17,451)		(665)				(665)
Sale of treasury stock	641		16	7			23
Stock dividend	993
Cash dividend					(1,794)		(1,794)
Net unrealized loss on securities available for sale						(1,689)	(1,689)

Balance at March 31, 2002	5,276,211	$1,239	$(23,440)	$125,611	$9,044	$3,326	$115,780

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2001	4,702,660	$1,114	$(21,353)	$104,825	$9,279	$(520)	$93,345
Net income					5,235		5,235
Exercise of stock options	36,983	7		583			590
Purchase of treasury stock	(16,587)		(606)				(606)
Sale of treasury stock	1,419		35	17			52
Cash dividend					(1,474)		(1,474)
Net unrealized gain on securities available for sale						5,283	5,283

Balance at March 31, 2001	4,724,475	$1,121	$(21,924)	$105,425	$13,040	$4,763	$102,425

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Three Months
	Ended March 31,

	2002	2001

Operating Activities:
Net income	$6,009	$5,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	350
Depreciation	396	420
Realized gain on security transactions, net	—	(19)
Amortization of premiums on securities, net	660	69
Deferred tax benefit	(508)	(297)
(Increase) decrease in deferred loan fees, net	(382)	4
(Increase) decrease in accrued interest and other receivables	(1,128)	2,113
Decrease (increase) in other assets	105	(768)
Decrease in accrued interest and other liabilities	(593)	(488)
Other changes, net	159	16

Net cash provided by operating activities	5,518	6,635

Investing Activities:
Net decrease (increase) in short-term investments	2,300	(1,900)
Proceeds from sales and maturities of securities available for sale	57,601	55,216
Purchases of securities available for sale	(68,484)	(67,832)
Decrease in receivable for securities sold	—	44,326
Decrease in payable for securities purchased	—	(14,913)
Net increase in loans	(8,261)	(33,721)
Net purchases of premises and equipment	(552)	(189)

Net cash used in investing activities	(17,396)	(19,013)

Financing Activities:
Proceeds from issuance of common stock	442	590
Proceeds from sale of treasury stock	23	52
Increase (decrease) in deposits	8,966	(8,624)
Cash dividends paid	(1,794)	(1,474)
Repayment of other borrowings	(5)	(4)
Proceeds from other borrowings	—	71,250
Net increase (decrease) in securities sold under repurchase agreements and short-term borrowings	7,527	(50,674)
Acquisition of treasury stock	(665)	(606)

Net cash provided by financing activities	14,494	10,510

Increase (decrease) in Cash and Due from Banks	2,616	(1,868)
Cash and due from banks, beginning of period	29,821	30,420

Cash and due from banks, end of period	$32,437	$28,552

Supplemental Disclosures:
Interest paid	$5,537	$10,328
Income tax payments	2,798	3,311
Change in unrealized gain (loss) on securities available for sale — net of tax	(1,689)	5,283

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 13 branch offices in Westchester County, 2 in Bronx County, New York and one in Manhattan, New York. The branch in Manhattan, New York opened on May 3, 2002. Additionally, the Bank has received all necessary regulatory approvals to open a new branch office at 21 Scarsdale Road, Yonkers, New York, within the Company’s principal executive offices. The branch is expected to open in the second quarter of 2002. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser extent, the Bronx.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2002 and December 31, 2001 and the results of its operations and comprehensive income for the three month period ended March 31, 2002 and 2001, and cash flows and changes in stockholders’ equity for the three month period ended March 31, 2002 and 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

      The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices used within the banking industry. Certain information and note disclosures normally included in annual financial statements have been omitted.

      In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and statements of income for the periods reported. Actual results could differ significantly from those estimates.

      An estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

      These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2001 and notes thereto.

      Intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period accounts to conform to the current period’s presentation.

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133”, which became effective on January 1, 2001, requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has two interest rate floor contracts, one with a notional value of $25 million and a 4.5% strike rate and one with a notional value of $25 million and a 4.0% strike rate, which do not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts were accounted for at fair value with the resulting net gain of $72,000 and $185,000 included in other income for the three month periods ended March 31, 2002 and 2001, respectively.

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$6,009	$5,235
Denominator:
Denominator for basic earnings per common share — weighted average shares	5,268,660	5,191,987
Effect of diluted securities:
Stock options	136,212	128,288

Denominator for dilutive earnings per common share — adjusted weighted average shares	5,404,872	5,320,274

Basic earnings per common share	$1.14	$1.01
Diluted earnings per common share	$1.11	$0.98

4.  Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization as well as provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 by the Company on January 1, 2002 did not have a significant impact on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”) which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 by the Company did not have a significant impact on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2002 and consolidated results of operations for the three month period ended March 31, 2002 and March 31, 2001. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s Annual Report on Form 10K.

Critical Accounting Policies

      The Company’s significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K. Critical accounting policies, given the Company’s current business strategy and asset/liability structure, are the allowance for loan losses, income recognition on loans, and securities.

Results of Operations for the Three Month Period Ended March 31, 2002 and March 31, 2001

  Summary of Results

      The Company reported net income of $6.0 million for the three month period ended March 31, 2002. This compares to $5.2 million for the three month period ended March 31, 2001. The increase in net income in the three month period ended March 31, 2002 compared to the same period in the prior year was primarily due to higher net interest income offset by higher non interest expense, a higher provision for loan losses and a higher effective tax rate.

      Diluted earnings per share were $1.11 for the three month period ended March 31, 2002. This compares to $0.98 of diluted earnings per share for the three month period ended March 31, 2001. On this basis, diluted earnings per share increased $0.13 or 13.3 percent for the three months ended March 31, 2002. Annualized return on average equity (excluding the effects of unrealized gains and losses on securities available for sale) was 21.90 percent for the three month period ended March 31, 2002, compared to 22.49 percent for the three month period ended March 31, 2001. Annualized return on average assets (excluding the effects of unrealized gains and losses on securities available for sale) for the three month period ended March 31, 2002 was 1.75 percent. This compares to 1.66 percent for the three month period ended March 31, 2001.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2002 and March 31, 2001, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2002 and 34 percent in 2001.

	Three Months Ended March 31,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in Banks	$2,877	$10	1.39%	$—	$—	—%
Federal funds sold	83,149	366	1.76	10,722	148	5.52
Securities:(1)
Taxable	467,547	7,047	6.03	533,219	9,122	6.84
Exempt from federal income taxes	156,626	2,902	7.41	144,977	2,712	7.48
Loans, net(2)	599,549	11,735	7.83	514,036	12,057	9.38

Total interest earning assets	$1,309,748	22,060	6.74	1,202,954	24,039	7.99

Non interest earning assets:
Cash and due from banks	33,050			29,891
Other assets	31,150			44,826

Total non interest earning assets	64,200			74,717

Total assets	$1,373,948			$1,277,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$212,662	$861	1.62%	$145,123	$972	2.68%
Savings	54,399	84	0.62	52,043	197	1.51
Time	212,937	1,123	2.11	363,753	4,997	5.49
Checking with interest	68,778	132	0.77	59,296	210	1.42
Securities sold under repurchase agreements and other short-term borrowings	150,551	603	1.60	165,856	2,247	5.42
Other borrowings	209,188	2,503	4.79	108,138	1,454	5.38

Total interest bearing liabilities	908,515	5,306	2.34	894,209	10,077	4.51

Non interest bearing liabilities:
Demand deposits	340,597			269,311
Other liabilities	15,058			19,768

Total non interest bearing liabilities	355,655			289,079

Stockholders’ equity(1)	109,778			94,383

Total liabilities and stockholders’ equity(1)	$1,373,948			$1,277,671

Net interest earnings		$16,754			$13,962

Net yield on interest earning assets			5.12%			4.64%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $1,016 and $922 for the three months ended March 31, 2002 and March 31, 2001, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month period ended March 31, 2002 and March 31, 2001.

	Three Month Period Increase
	(Decrease) Due to Change in

	Volume	Rate	Total(1)

	(000’s)
Interest Income:
Deposits in banks	$10	$—	$10
Federal funds sold	1,000	(782)	218
Securities:
Taxable	(1,123)	(952)	(2,075)
Exempt from federal income taxes(2)	218	(28)	190
Loans, net	2,006	(2,328)	(322)

Total interest income	2,111	(4,090)	(1,979)

Interest expense:
Deposits:
Money market	$452	$(563)	$(111)
Savings	9	(122)	(113)
Time	(2,072)	(1,802)	(3,874)
Checking with interest	34	(112)	(78)
Securities sold under repurchase agreements and other short-term borrowings	(207)	(1,437)	(1,644)
Other borrowings	1,359	(310)	1,049

Total interest expense	(425)	(4,346)	(4,771)

Increase in interest differential	$2,536	$256	$2,792

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2002 and 34 percent in 2001.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three month period ended March 31, 2002, net interest income, on a tax equivalent basis, increased 20.0 percent to $16.8 million from $14.0 million, compared to the prior year period. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities for the three month period ended March 31, 2002 to $401.2 million from $308.7 million, compared to the prior year period. In addition, the net interest margin on a tax equivalent basis for the three month period ended March 31, 2002 increased to 5.12 percent from 4.64 percent, compared to the prior year period.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in federal funds sold, tax-exempt securities and loans during the three month period ended March 31, 2002, partially offset by lower volume in taxable securities and overall lower interest rates, contributed to the lower interest income in the current year period as compared to the same period in the prior year. For the three month period ended March 31, 2002, average interest earning assets increased 8.9 percent to $1,309.7 million from $1,203.0 million, compared to the prior year period. Interest income, on a tax equivalent basis, for the three month period ended March 31, 2002, decreased 8.2 percent to $22.1 million from $24.0 million, compared to the prior year period.

      Average total securities, excluding average unrealized gains on available for sale securities, decreased $54.0 million, or 8.0 percent to $624.2 million for the three month period ended March 31, 2002 compared to the prior year period. This decrease in average total securities in the current year period, as compared to the same period in the prior year, was principally the result of management not fully redeploying maturing funds into longer term investments due to the current interest rate environment. The decrease in average total securities in 2002 compared to 2001 is offset by an increase in short-term Federal funds. Interest income on securities decreased in the current year period due to lower volume and lower aggregate rates.

      Average net loans increased $85.5 million, or 16.6 percent to $599.5 million for the three month period ended March 31, 2002 compared to the prior year period. These increases in average net loans reflect management’s greater emphasis on making new loans and more effective market penetration. Interest income on net loans decreased in the current year periods due to lower interest rates partially offset by higher volume.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three month period ended March 31, 2002 decreased 47.5 percent to $5.3 million from $10.1 million, compared to the prior year period. For the three months ended March 31, 2002, average balances in money market, checking with interest and savings deposits increased and average balances in time deposits decreased compared to the prior year period. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of new branches. The decrease in time deposits resulted primarily from a decrease in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. This decrease was partially offset by an increase in other borrowed funds which offered attractive rates and terms. These funds were invested in loans and securities. The average amount of non interest bearing demand deposits, which increased 26.5 percent to $340.6 million from $269.3 million, compared to the prior year period, is an important component of the Company’s liability management and has a direct impact on the determination of net interest income. Interest rates paid on average deposits and borrowings, decreased in the current year period compared to the prior year period due to a significantly lower interest rate environment.

      The interest rate spread on a tax equivalent basis for the three month period ended March 31, 2002 and 2001 is as follows:

	Three Month
	Period Ended
	March 31,

	2002	2001

Average interest rate on:
Total average interest earning assets	6.74%	7.99%
Total average interest bearing liabilities	2.34	4.51
Total interest rate spread	4.40	3.48

      Interest rate spreads increased in the current year period compared to the prior year period. These increases resulted primarily from the growth in loans, the highest yielding asset category, as a component of total earning assets. Management cannot predict what impact market conditions will have on the Company’s interest rate spread and compression in net interest rate spread may occur.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $800,000 and $350,000 for the three month periods ended March 31, 2002 and 2001, respectively. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income for the three month period ended March 31, 2002 decreased 2.7 percent to $613,000 from $630,000, compared to the prior year period.

      Service charges for the three month period ended March 31, 2002 increased 27.8 percent to $363,000 from $284,000, compared to the prior year period. This increase reflects a higher level of fees charged and increased activity.

      Other income for the three month period ended March 31, 2002 decreased 23.6 percent to $250,000 from $327,000, compared to the prior year period. Other income included an increase in the fair value of interest rate floor contracts of $72,000 and $185,000 for the three month periods ended March 31, 2002 and 2001, respectively.

  Non Interest Expense

      Non interest expense for the three month period ended March 31, 2002 increased 13.1 percent to $6.9 million from $6.1 million, compared to the prior year period. This increase reflects the overall growth of the Company and resulted from increases in professional services expense, equipment expense, salary and employee benefits expense, occupancy expense, and other operating expense, partially offset by decreases in business development expense and the FDIC assessment in the three month period ended March 31, 2002 compared to the same period in the prior year.

      Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2002 increased 11.8 percent to $3.8 million from $3.4 million in the prior year. This increase resulted from additional staff to accommodate the growth in loans and deposits; the opening of a new branch facility, as well as merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

      Occupancy expense for the three month period ended March 31, 2002 increased 4.8 percent to $595,000 from $568,000 in the prior year. This increase reflected the opening of a new branch facility as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services for the three month period ended March 31, 2002 increased 68.4 percent to $793,000 from $471,000, compared to prior year period. The increase resulted from higher pension expense, higher audit costs, higher legal costs and professionals engaged to assist in the expansion of the Company’s management information services.

      Equipment expense for the three month period ended March 31, 2002 increased 4.3 percent to $433,000 from $415,000 in the prior year. This increase resulted from additional equipment necessary to support the new branch facility in the Bronx.

      Business development expense for the three month period ended March 31, 2002 was essentially, in the aggregate, unchanged from the prior year period.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three month period ended March 31, 2002 decreased 7.0 percent to $40,000 from $43,000, compared to the prior year period. This decrease resulted from a decrease in the Bank’s deposits subject to FDIC assessment.

      Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2002 compared to March 31, 2001, were due to the following:

•	Increase of $23,000 (19.8%) in stationery and printing costs. The increase was due to higher business volume and an increase in office supplies necessary to support the new Bronx branch.

•	Increase of $30,000 (17%) in communications expense, due to added voice and data lines associated with the expansion of technology usage and growth in customers and business activity.

•	Increase of $6,000 (5.7%) in courier service due to increased customer utilization of the service and increased service costs.

•	Increase of $19,000 (23.8%) in dues, meetings and seminars expense, due to increased participation in such events.

•	Decrease of $64,000 (110.3%) in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by higher banker’s professional insurance costs and automobile insurance costs.

•	Decrease of $20,000 (42.6%) in other loan costs due to recoveries of prior years loan collection expenses.

•	Increase of $19,000 (9.8%) in outside services costs due to increased data processing costs and higher correspondent bank service charges.

  Income Taxes

      Income taxes for the three month period ended March 31, 2002 increased 30.8 percent to $2.6 million from $2.0 million, compared to the prior year period. The effective tax rate was 30.5 percent for the current year period compared to 27.8 percent in the prior year period. The increase in the effective tax rate reflects an increase in income subject to tax and an increase in the effective federal tax rate to 35% from 34%.

Financial Condition

      At March 31, 2002, the Company had total assets of $1,389.1 million, an increase of $16.6 million, or 1.2 percent, from the $1,372.5 million at December 31, 2001.

      The securities portfolio consists of securities available for sale of $631.5 million and $624.2 million at March 31, 2002 and December 31, 2001, respectively. The portfolio also includes Federal Home Loan Bank of New York (FHLB) stock, which totaled $10.5 million at March 31, 2002 and December 31, 2001, respectively.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at March 31, 2002:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$108,698	$482	$1,803	$107,377
Mortgage-backed securities	352,581	4,932	725	356,788
Obligations of state and political subdivisions	158,749	4,162	491	162,420
Other debt securities	3,709	46	67	3,688

Total debt securities	623,737	9,622	3,086	630,723
Equity securities	872	400	—	1,272

Total	$624,609	$10,022	$3,086	$631,545

      During the three months ended March 31, 2002, U.S. Treasury and government agency obligations increased $2.9 million to $108.7 million due to purchases of $13.9 million and other increases of $0.1 million, offset by maturities and calls of $11.1 million. The purchases were made based upon the attractive yield available in the market.

      Mortgage-backed securities, including collateralized mortgage obligations (CMO’s), increased $4.4 million during the period to $352.5 million at March 31, 2002. The increase was due to purchases of $47.6 million offset by principal paydowns and redemptions of $42.4 million and other decreases of $0.8 million. These purchases were fixed and variable rate mortgage-backed securities with average lives of less than ten years at the time of purchase.

      Obligations of state and political subdivisions increased $3.0 million during the period to $158.7 million due to purchases of $6.8 million, offset by maturities of $3.8 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and on a limited basis, in non-rated securities. Non-rated securities totaled $5.6 million at March 31, 2002 comprised primarily of obligations of municipalities located within the Company’s market area.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2002.

      Total loans were $618.0 million at March 31, 2002 compared to $609.9 million at December 31, 2001, reflecting a $8.1 million increase. This increase resulted principally from a $7.1 million increase in commercial real estate loans, a $10.6 million increase in commercial and industrial loans, a $3.1 million increase in loans to individuals and a $2.0 million increase in construction loans, partially offset by a $13.0 million decrease in residential real estate loans and a decrease of $1.7 million in lease financing.

      Major classifications of loans at March 31, 2002 and December 31, 2001 are as follows:

	March 31,	December 31,
	2002	2001

	(000’s)
Real Estate:
Commercial	$217,881	$210,840
Construction	54,516	52,496
Residential	161,938	174,859
Commercial and industrial	151,209	140,573
Individuals	14,871	11,824
Lease financing	17,617	19,282

Total	618,032	609,874
Deferred loan fees	(1,097)	(1,479)
Allowance for loan losses	(8,715)	(8,018)

Loans, net	$608,220	$600,377

      In March 2000, the Company ended its participation in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $15.9 million of such leases at March 31, 2002 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, restructured loans and other real estate owned (OREO) as of March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001

	(000’s except percentages)
Non accrual loans at period end	$2,116	$3,523
OREO at period end	1,973	2,021

Total nonperforming assets	4,089	5,544
Loans past due 90 days or more and still accruing	732	137
Nonperforming assets to total assets at period end	0.29%	0.40%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $45,000 and $511,000 for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. There was no interest income on these loans included in net income for the three month period ended March 31, 2002 and the year ended December 31, 2001.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	March 31,	Change During	December 31,
	2002	Period	2001

	(000’s)
Specific component	$991	$184	$807
Formula component	1,024	513	511
Unallocated component	6,700	—	6,700

Total allowance	$8,715		$8,018

Net change		697
Net chargeoffs		103

Provision amount		$800

      The change in the specific component of the allowance for loan losses is the result of our analysis of impaired and other problem loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value.

      The change in the formula component of the allowance for loan losses is the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type.

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at March 31, 2002.

•	Economic and business conditions — The decline in the economy during the quarter ended March 31, 2002 as evidenced by increased unemployment and increased bankruptcy filings throughout the country and in the Company’s market area has, in management’s judgement, caused a slowdown in economic and business activity within the Company’s primary market, caused a softening in demand for commercial real estate, which has negatively impacted valuations of the Company’s primary collateral for loans, and has created greater uncertainty regarding the ability of borrowers to repay their loans. Therefore, consideration of events that trigger economic uncertainty is a part of the determination of the unallocated component of the allowance.

•	Concentrations — Net loans increased slightly by $7.8 million to $608.2 million during the three months ended March 31, 2002 from $600.4 million as of December 31, 2001. This represented 43.8 percent of total assets as of March 31, 2002, up from 43.7 percent as of the prior year-end. Increases in such concentrations are not reflected in the formula component of the allowance due to the lag caused by using three-year historical losses in determining the loss factors. Therefore, consideration of increases in concentrations is a part of the determination of the unallocated component of the allowance. There were no significant changes in the Company’s loan concentrations during the three months ended March 31, 2002.

•	Credit quality — Non-accrual loans and loans past due 90 days or more and still accruing decreased by $0.8 million, or 21.9 percent. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that no change was required in the unallocated component of the allowance as of March 31, 2002.

      Total deposits increased $8.9 million for the three month period ended March 31, 2002 to $897.3 million, or 1.0 percent from $888.4 million at December 31, 2001.

      The following table presents a summary of deposits at March 31, 2002 and December 31, 2001.

	March 31,	December 31,	Increase
	2002	2001	(Decrease)

Demand deposits	$338,623	$342,112	$(3,489)
Money market accounts	224,222	194,306	29,916
Savings accounts	56,685	53,998	2,687
Time deposits of $100,000 or more	126,478	155,650	(29,172)
Time deposits of less than $100,000	78,826	77,644	1,182
Checking with interest	72,509	64,667	7,842

	$897,343	$888,377	$8,966

      The decrease in non interest bearing demand deposits reflects seasonal reductions which have been consistent with activity experienced by the Company in prior years. The decrease in time deposits of $100,000 or more primarily resulted from a decrease in CDs from municipal customers which are acquired on a bid basis. The increase in checking with interest, money market accounts, savings accounts and time deposits of less than $100,000 reflects new customer relationships and increased account activity.

      Total borrowings increased $7.5 million to $360.2 million at March 31, 2002 from $352.7 million at December 31, 2001. This overall increase in borrowings resulted from management’s continuing efforts to effectively leverage the Bank’s capital position and to manage its interest rate risk.

      Stockholders’ equity increased $2.5 million to $115.8 million at March 31, 2002 from $113.3 million at December 31, 2001. Increases in stockholders’ equity resulted from:

•	Net income of $6.0 million for the three months ended March 31, 2002

•	$0.6 million of stock options exercised

      Decreases in stockholders’ equity resulted from:

•	$0.6 million treasury stock purchases

•	$1.8 million cash dividend paid on common stock

•	$1.7 million unrealized loss on securities available for sale

      The Company’s and the Bank’s capital ratios at March 31, 2002 and December 31, 2001 are as follows:

			Minimum for
			Capital
	March 31,	December 31,	Adequacy
	2002	2001	Purposes

Leverage ratio:
Company	8.1%	7.9%	4.0%
Bank	8.1	7.9	4.0
Tier 1 capital:
Company	15.7	15.6	4.0
Bank	15.7	15.6	4.0
Total capital:
Company	16.9	16.5	8.0
Bank	16.9	16.7	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at March 31, 2002 and December 31, 2001.

      The Bank’s liquid assets, at March 31, 2002, include cash and due from banks of $32.4 million and Federal funds sold of $74.0 million. Other sources of liquidity at March 31, 2002 include maturities and principal and interest payments on loans and securities, comprised of approximately $142 million of loans maturing in one year or less, and approximately $114 million of securities having contractual maturities or expected call dates or average lives of one year or less. In addition, at March 31, 2002, the Bank had an available borrowing capacity of approximately $120 million from the FHLB, $25 million under three federal funds purchased facilities, $110 million available under Retail CD Brokerage Agreements and had securities totaling approximately $68 million that could be sold under agreements to repurchase.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2002. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts or estimated fair value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2001 were previously reported in the Company’s Annual Report on Form 10K. There have been no material changes in the Company’s market risk exposure at March 31, 2002 compared to December 31, 2001.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments extensively. However, two interest rate floor contracts with combined notional amount of $50 million were in place as of March 31, 2002 to manage the Company’s interest rate exposure. The Company did not enter into any new derivative financial instruments during the three months ended March 31, 2002.

      The Company uses two methods to evaluate market risk to changes in interest rates, a “Static Gap” analysis and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income. Both methods show the Company’s net interest income declining if interest rates gradually rise.

      The Company’s “Static Gap” at March 31, 2002 was negative $48 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2001. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2002.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from March 31, 2002	Policy Limit

+200 basis points	0.1%	(5.0)%
-200 basis points	(1.4)%	(5.0)%

      The percentage change in estimated net interest income in the +200 and -200 basis points scenario is within the Company’s policy limits.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (B) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer

May 14, 2002