Form 10-Q
period 2002-06-30
HUDSON VALLEY HOLDING CORP
filed 2002-08-14
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 1, 2002

Common stock, par value $0.20 per share	5,340,998

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

PART II — OTHER INFORMATION
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	23

SIGNATURES	24

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	June 30,

	2002	2001

Interest Income:
Loans, including fees	$12,282	$11,980
Securities:
Taxable	7,204	8,745
Exempt from federal income taxes	1,946	1,803
Federal funds sold	450	238
Deposits in banks	9	—

Total interest income	21,891	22,766

Interest Expense:
Deposits	2,128	5,358
Securities sold under repurchase agreements and other short-term borrowings	618	1,495
Other borrowings	2,532	2,074

Total interest expense	5,278	8,927

Net Interest Income	16,613	13,839
Provision for loan losses	1,906	710

Net interest income after provision for loan losses	14,707	13,129

Non Interest Income:
Service charges	385	295
Realized gain on security transactions, net	39	5
Other income	410	140

Total non interest income	834	440

Non Interest Expense:
Salaries and employee benefits	4,336	3,824
Occupancy	629	571
Professional services	803	644
Equipment	509	605
Business development	434	273
FDIC assessment	40	42
Other operating expenses	1,088	1,310

Total non interest expense	7,839	7,269

Income Before Income Taxes	7,702	6,300
Income Taxes	2,439	2,100

Net Income	$5,263	$4,200

Basic Earnings Per Common Share	$0.99	$0.81
Diluted Earnings Per Common Share	$0.97	$0.79

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Dollars in thousands, except per share amounts

	Six Months Ended
	June 30,

	2002	2001

Interest Income:
Loans, including fees	$24,017	$24,037
Securities:
Taxable	14,251	17,867
Exempt from Federal income taxes	3,832	3,593
Federal funds sold	816	386
Deposits in banks	19	—

Total interest income	42,935	45,883

Interest Expense:
Deposits	4,328	11,734
Securities sold under repurchase agreements and other short-term borrowings	1,221	3,742
Other borrowings	5,035	3,528

Total interest expense	10,584	19,004

Net Interest Income	32,351	26,879
Provision for loan losses	2,706	1,060

Net interest income after provision for loan losses	29,645	25,819

Non Interest Income:
Service charges	748	579
Realized gain on sales of securities, net	39	24
Other income	660	467

Total non interest income	1,447	1,070

Non Interest Expense:
Salaries and employee benefits	8,103	7,198
Occupancy	1,224	1,139
Professional services	1,596	1,115
Equipment	942	1,020
Business development	683	531
FDIC assessment	80	85
Other operating expenses	2,116	2,250

Total non interest expense	14,744	13,338

Income Before Income Taxes	16,348	13,551
Income Taxes	5,076	4,116

Net Income	$11,272	$9,435

Basic Earnings Per Common Share	$2.13	$1.81
Diluted Earnings Per Common Share	$2.08	$1.77

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Income	$5,263	$4,200	$11,272	$9,435
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period	11,326	(2,956)	8,438	6,093
Income tax effect	(4,167)	1,228	(2,968)	(2,527)

	7,159	(1,728)	5,470	3,566

Reclassification adjustment for net gain realized on securities available for sale	(39)	(5)	(39)	(24)
Income tax effect	16	1	16	9

	(23)	(4)	(23)	(15)

Unrealized holding gain (loss) on securities available for sale	7,136	(1,732)	5,447	3,551

Minimum pension liability adjustment	7	—	7	—
Income tax effect	(3)	—	(3)	—

	4	—	4	—
Other comprehensive income (loss)	7,140	(1,732)	5,451	3,551

Comprehensive Income	$12,403	$2,468	$16,723	$12,986

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	June 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$53,064	$29,821
Federal funds sold	113,600	76,300
Securities available for sale at estimated fair value (amortized cost of $628,408 in 2002 and $614,385 in 2001)	646,630	624,209
Federal Home Loan Bank of New York (FHLB) Stock	10,459	10,459
Loans (net of allowance for loan losses of $10,573 in 2002 and $8,018 in 2001)	616,875	600,377
Accrued interest and other receivables	9,181	8,976
Premises and equipment, net	12,549	12,129
Other real estate owned	1,926	2,021
Other assets	8,501	8,161

TOTAL ASSETS	$1,472,785	$1,372,453

LIABILITIES
Deposits:
Non interest-bearing	$385,672	$342,112
Interest-bearing	577,924	546,265

Total deposits	963,596	888,377
Securities sold under repurchase agreements and other short-term borrowings	152,855	143,529
Other borrowings	209,181	209,191
Deferred income taxes, net	4,886	3,958
Accrued interest and other liabilities	14,934	14,056

TOTAL LIABILITIES	1,345,452	1,259,111

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 5,327,224 and 5,260,158 shares in 2002 and 2001, respectively	1,250	1,232
Additional paid-in capital	126,982	125,057
Retained earnings	12,336	4,829
Accumulated other comprehensive income	10,466	5,015
Treasury stock, at cost	(23,701)	(22,791)

Total stockholders’ equity	127,333	113,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,472,785	$1,372,453

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2002 and 2001
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2002	5,260,158	$1,232	$(22,791)	$125,057	$4,829	$5,015	$113,342
Net income					11,272		11,272
Exercise of stock options	87,188	18		1,850			1,868
Purchase of treasury stock	(27,717)		(1,079)				(1,079)
Sale of treasury stock	6,602		169	75			244
Stock dividend	993
Cash dividend					(3,765)		(3,765)
Minimum pension liability adjustment						4	4
Net unrealized loss on securities available for sale						5,447	5,447

Balance at June 30, 2002	5,327,224	$1,250	$(23,701)	$126,982	$12,336	$10,466	$127,333

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2001	4,702,660	$1,114	$(21,353)	$104,825	$9,279	$(520)	$93,345
Net income					9,435		9,435
Exercise of stock options	64,925	13		1,416			1,429
Purchase of treasury stock	(30,863)		(1,139)				(1,139)
Sale of treasury stock	7,841		196	87			283
Cash dividend					(3,088)		(3,088)
Tax benefit from exercise of stock options				31			31
Net unrealized gain on securities available for sale						3,551	3,551

Balance at June 30, 2001	4,744,563	$1,127	$(22,296)	$106,359	$15,626	$3,031	$103,847

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Six Months
	Ended June 30,

	2002	2001

Operating Activities:
Net income	$11,272	$9,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,706	1,060
Depreciation	826	1,023
Realized gain on security transactions, net	(39)	(24)
Amortization of premiums on securities, net	1,072	285
Deferred tax benefit	(2,027)	(643)
Increase in deferred loan fees, net	(323)	(265)
(Increase) decrease in accrued interest and other receivables	(205)	3,233
Increase in other assets	(340)	(521)
(Increase) decrease in accrued interest and other liabilities	878	(400)
Other changes, net	251	67

Net cash provided by operating activities	14,071	13,250

Investing Activities:
Net decrease (increase) in short-term investments	(37,300)	800
Proceeds from maturities of securities available for sale	129,161	127,721
Proceeds from sales of securities available for sale	758	3,682
Purchases of securities available for sale	(144,974)	(153,033)
Decrease in receivable for securities sold	—	44,326
Decrease in payable for securities purchased	—	(14,913)
Net increase in loans	(18,881)	(61,114)
Purchases of premises and equipment	(1,246)	(189)

Net Cash used in investing activities	(72,482)	(52,720)

Financing Activities:
Proceeds from issuance of common stock	1,719	1,429
Proceeds from sale of treasury stock	244	283
Increase in deposits	75,219	7,088
Cash dividends paid	(3,765)	(3,088)
Repayment of other borrowings	(10)	(9)
Proceeds from other borrowings	—	71,250
Net increase (decrease) in securities sold under repurchase agreements and short-term borrowings	9,326	(33,650)
Acquisition of treasury stock	(1,079)	(1,139)

Net cash provided by financing activities	81,654	42,164

Increase in Cash and Due from Banks	23,243	2,694
Cash and due from banks, beginning of period	29,821	30,420

Cash and due from banks, end of period	$53,064	$33,114

Supplemental Disclosures:
Interest paid	$10,898	$20,323
Income tax payments	6,325	4,711
Change in unrealized gain (loss) on securities available for sale — net of tax	5,447	3,551

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 14 branch offices in Westchester County, 2 in Bronx County, New York and one in Manhattan, New York. The branch in Manhattan, New York opened on May 3, 2002. The Bank opened a new branch office at 21 Scarsdale Road, Yonkers, New York, on July 16, 2002. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser extent, the Bronx.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2002 and December 31, 2001 and the results of its operations and comprehensive income for the three and six month periods ended June 30, 2002 and 2001, and cash flows and changes in stockholders’ equity for the three and six month periods ended June 30, 2002 and 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133”, which became effective on January 1, 2001, requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has two interest rate floor contracts, one with a notional value of $25 million and a 4.5% strike rate and one with a notional value of $25 million and a 4.0% strike rate, which do not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts are accounted for at fair value with the resulting net gain of $225,000 and net loss of $39,000 included in other income for the three month periods ended June 30, 2002 and 2001, respectively and net gain of $297,000 and $146,000 for the six months periods ended June 30, 2002 and 2001, respectively.

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$5,263	$4,200	$11,272	$9,435
Denominator:
Denominator for basic earnings per common share — weighted average shares	5,311,092	5,208,125	5,289,993	5,200,100
Effect of diluted securities:
Stock options	106,918	132,150	121,484	130,727

Denominator for dilutive earnings per common share — adjusted weighted average shares	5,418,009	5,340,275	5,411,477	5,330,828

Basic earnings per common share	$0.99	$0.81	$2.13	$1.81
Diluted earnings per common share	$0.97	$0.79	$2.08	$1.77

4.  Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization as well as provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 by the Company on January 1, 2002 did not have a significant impact on its financial position or results of operations.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, (“SFAS No. 145”). This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to the extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”). The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2002 and consolidated results of operations for the three and six month periods ended June 30, 2002 and June 30, 2001. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s Annual Report on Form 10K.

Critical Accounting Policies

      The Company’s significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K. Critical accounting policies, given the Company’s current business strategy and asset/liability structure, are the allowance for loan losses, income recognition on loans, and securities.

Results of Operations for the Three and Six Month Periods Ended June 30, 2002 and June 30, 2001

  Summary of Results

      The Company reported net income of $5.3 million and $11.3 million for the three and six month periods ended June 30, 2002, respectively. This compares to $4.2 million and $9.4 million for the three and six month periods ended June 30, 2001. The increase in net income in the three and six month periods ended June 30, 2002 compared to the same periods in the prior year was primarily due to higher net interest income and non interest income offset by higher non interest expense and a higher provision for loan losses.

      Diluted earnings per share were $0.97 and $2.08 for the three and six month periods ended June 30, 2002, respectively. This compares to $0.79 and $1.77 of diluted earnings per share for the three and six month periods ended June 30, 2001. On this basis, diluted earnings per share increased $0.18 or 22.8 percent and $0.31 or 17.5 percent for the three and six months ended June 30, 2002. Annualized return on average equity (excluding the effects of unrealized gains and losses on securities available for sale) was 18.35 percent and 20.08 percent for the three and six month periods ended June 30, 2002, compared to 17.10 percent and 19.59 percent for the three and six month periods ended June 30, 2001, respectively. Annualized return on average assets (excluding the effects of unrealized gains and losses on securities available for sale) for the three and six month period ended June 30, 2002 was 1.47 percent and 1.61 percent, respectively. This compares to 1.28 percent and 1.46 percent for the three and six month period ended June 30, 2001, respectively.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended June 30, 2002 and June 30, 2001, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2002 and 2001.

	Three Months Ended June 30,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$3,013	$9	1.19%	$—	$—	—%
Federal funds sold	101,834	450	1.77	21,393	238	4.45
Securities:(1)
Taxable	481,475	7,204	5.98	531,393	8,745	6.58
Exempt from federal income taxes	160,997	2,993	7.44	146,480	2,774	7.58
Loans, net(2)	616,314	12,282	7.97	552,974	11,980	8.67

Total interest earning assets	1,363,633	22,938	6.73	1,252,240	23,737	7.58

Non interest earning assets:
Cash and due from banks	33,839			32,373
Other assets	32,996			28,233

Total non interest earning assets	66,835			60,606

Total assets	$1,430,468			$1,312,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$258,760	$987	1.53%	$148,424	$1,090	2.94%
Savings	56,782	89	0.63	52,528	189	1.44
Time	182,490	905	1.98	350,521	3,903	4.45
Checking with interest	75,701	147	0.78	61,698	176	1.14
Securities sold under repurchase agreements and other short-term borrowings	157,413	618	1.57	147,494	1,495	4.05
Other borrowings	209,184	2,532	4.84	159,985	2,074	5.19

Total interest bearing liabilities	940,330	5,278	2.25	920,650	8,927	3.88

Non interest bearing liabilities:
Demand deposits	361,169			283,606
Other liabilities	14,214			10,327

Total non interest bearing liabilities	375,383			293,933

Stockholders’ equity(1)	114,755			98,263

Total liabilities and stockholders’ equity(1)	$1,430,468			$1,312,846

Net interest earnings		$17,660			$14,810

Net yield on interest earning assets			5.18%			4.73%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $1,047 and $971 for the three months ended June 30, 2002 and June 30, 2001, respectively.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2002 and June 30, 2001, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent.

	Six Months Ended June 30,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$2,946	$19	1.29%	$—	$—	—%
Federal funds sold	92,543	816	1.76	16,087	386	4.79
Securities:(1)
Taxable	474,549	14,251	6.01	532,300	17,867	6.71
Exempt from Federal income taxes	158,824	5,895	7.42	145,733	5,528	7.59
Loans, net(2)	607,978	24,017	7.90	533,613	24,037	9.01

Total interest earning assets	1,336,840	44,998	6.73	1,227,733	47,818	7.79

Non interest earning assets:
Cash and due from banks	33,446			31,139
Other assets	32,079			36,485

Total non interest earning assets	65,525			67,624

Total assets	$1,402,365			$1,295,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$235,837	$1,848	1.57%	$146,783	$2,062	2.81%
Savings	55,597	173	0.62	52,287	386	1.48
Time	197,630	2,028	2.05	357,101	8,900	4.98
Checking with interest	72,259	279	0.77	60,503	386	1.28
Securities sold under repurchase agreements and other short-term borrowings	154,001	1,221	1.59	156,624	3,742	4.78
Other borrowings	209,186	5,035	4.81	134,205	3,528	5.26

Total interest bearing liabilities	924,510	10,584	2.29	907,503	19,004	4.19
Non interest bearing liabilities:
Demand deposits	350,940			276,498
Other liabilities	14,634			15,023

Total non interest bearing liabilities	365,574			291,521

Stockholder’s equity(1)	112,281			96,333

Total liabilities and stockholders’ equity(1)	$1,402,365			$1,295,357

Net interest earnings		$34,414			$28,814

Net yield on interest earning assets			5.15%			4.69%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $2,063 and $1,935 for the six months ended June 30, 2002 and June 30, 2001, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2002 and June 30, 2001.

	Six Month Period Increase			Three Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

	(000’s)			(000’s)
Interest Income:
Deposits in banks	$—	$19	$19	$9	$—	$9
Federal funds sold	1,835	(1,405)	430	355	(143)	212
Securities:
Taxable	(1,938)	(1,678)	(3,616)	(747)	(794)	(1,541)
Exempt from federal income taxes(2)	497	(130)	367	270	(51)	219
Loans, net	3,350	(3,370)	(20)	1,262	(960)	302

Total interest income	3,744	(6,564)	(2,820)	1,149	(1,948)	(799)

Interest expense:
Deposits:
Money market	1,251	(1,465)	(214)	421	(525)	(104)
Savings	24	(237)	(213)	7	(107)	(100)
Time	(3,974)	(2,898)	(6,872)	(833)	(2,164)	(2,997)
Checking with interest	75	(182)	(107)	27	(56)	(29)
Securities sold under repurchase agreements and other short-term borrowings	(63)	(2,458)	(2,521)	39	(916)	(877)
Other borrowings	1,971	(464)	1,507	596	(138)	458

Total interest expense	(716)	(7,704)	(8,420)	257	(3,906)	(3,649)

Increase in interest differential	$4,460	$1,140	$5,600	$892	$1,958	$2,850

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2002 and 2001.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and six month periods ended June 30, 2002, net interest income, on a tax equivalent basis, increased 19.2 percent to $17.7 million from $14.8 million, and 19.4 percent to $34.4 million from $28.8 million, compared to the prior year periods. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities for the three and six month periods ended June 30, 2002 to $423.3 million from $331.6 million, and to $412.3 million from $320.2 million compared to the prior year periods. In addition, the net interest margin on a tax equivalent basis for the three and six month periods ended June 30, 2002 increased to 5.2 percent from 4.7 percent and to 5.2 percent from 4.7 percent, compared to the prior year periods.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in federal funds sold, tax-exempt securities and loans during the three and six month periods ended June 30, 2002, partially offset by lower volume in taxable securities and overall lower interest rates, contributed to the lower interest income in the current year period as compared to the same periods in the prior year. For the three and six month periods ended June 30, 2002, average interest earning assets increased 8.9 percent to $1,363.6 million from $1,252.2 million and 8.9 percent to $1,336.8 million from $1,227.7 million, compared to the prior year periods. Interest income, on a tax equivalent basis, for the three and six month periods ended June 30, 2002, decreased 3.4 percent to $22.9 million from $23.7 million, and 5.9 percent to $45.0 million from $47.8 million compared to the prior year periods.

      Average total securities, excluding average unrealized gains on available for sale securities, decreased $35.4 million, or 5.2 percent to $642.5 and $44.6 million, or 6.6 percent to $633.4, million for the three and six month periods ended June 30, 2002 compared to the prior year periods. This decrease in average total securities in the current year periods, as compared to the same periods in the prior year, was principally the result of management not fully redeploying maturing funds into longer term investments due to the current interest rate environment. The decrease in average total securities in 2002 compared to 2001 is offset by an increase in short-term Federal funds. Interest income on securities decreased in the current year periods due to lower volume and lower aggregate rates.

      Average net loans increased $63.3 million, or 11.5 percent to $616.3 million and increased by $74.4 million, or 13.9 percent to $608.0 million for the three and six month periods ended June 30, 2002 compared to the prior year periods. These increases in average net loans reflect management’s greater emphasis on making new loans and more effective market penetration. Interest income on net loans remained essentially the same in the current year periods as compared to the prior year with the increased volume offset by the impact of lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three and six month periods ended June 30, 2002 decreased 40.9 percent to $5.3 million from $8.9 million, and 44.3 percent to $10.6 million from $19.0 million compared to the prior year periods. For the three and six months ended June 30, 2002, average balances in money market, checking with interest and savings deposits increased and average balances in time deposits decreased compared to the prior year period. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of new branches. The decrease in time deposits resulted primarily from a decrease in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. This decrease was partially offset by an increase in other borrowed funds which offered attractive rates and terms. These funds were invested in loans and securities. The average amount of non interest bearing demand deposits, increased 27.3 percent to $361.2 million from $283.6 million, and 26.9 percent to $350.9 million from $276.5 million compared to the prior year periods. These deposits are an important component of the Company’s liability management and for the three and six months periods ended June 30, 2002, have a direct impact on the determination of net interest income. Interest rates paid on average deposits and borrowings, decreased in the current year period compared to the prior year periods due to a significantly lower interest rate environment.

      The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2002 and 2001 is as follows:

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,

	2002	2001	2002	2001

Average interest rate on:
Total average interest earning assets	6.73%	7.58%	6.73%	7.79%
Total average interest bearing liabilities	2.25	3.88	2.29	4.19
Total interest rate spread	4.48	3.70	4.44	3.60

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

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $1,906,000 and $710,000 for the three month periods ended June 30, 2002 and 2001, respectively and $2,706,000 and $1,060,000 for the six month period ended June 30, 2002 and June 30, 2001, respectively. The provision for loan losses is charged to income to bring the

Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income for the three and six month periods ended June 30, 2002 increased 89.6 percent to $834,000 from $440,000, and 35.2 percent to $1.4 million from $1.1 million compared to the prior year periods.

      Service charges for the three and six month periods ended June 30, 2002 increased 30.5 percent to $385,000 from $295,000 and 29.2 percent to $748,000 from $579,000, compared to the prior year periods. This increase reflects a higher level of fees charged and increased activity.

      Other income for the three and six month periods ended June 30, 2002 increased 192.9 percent to $410,000 from $140,000 and 41.3 percent to $660,000 from $467,000, compared to the prior year periods. Other income included an increase in the fair value of interest rate floor contracts of $297,000 and decrease of $39,000 for the three month periods ended June 30, 2002 and 2001, respectively and an increase of $297,000 and $146,000 for the six month periods ended June 30, 2002 and 2001, respectively.

  Non Interest Expense

      Non interest expense for the three and six month periods ended June 30, 2002 increased 7.8 percent to $7.8 million from $7.3 million and 10.5 percent to $14.7 million from $13.3 million, compared to the prior year periods. This increase reflects the overall growth of the Company and resulted from increases in professional services expense, business development expense, salary and employee benefits expense, occupancy expense, and other operating expense, partially offset by decreases in equipment expense and the FDIC assessment in the three and six month periods ended June 30, 2002 compared to the same periods in the prior year.

      Salaries and employee benefits, the largest component of non interest expense, for the three and six month periods ended June 30, 2002 increased 13.4 percent to $4.3 million from $3.8 million and 12.6 percent to $8.1 million from $7.2 million, compared to prior year periods. This increase resulted from additional staff to accommodate the growth in loans and deposits; the opening of new branch facilities, as well as merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

      Occupancy expense for the three and six month periods ended June 30, 2002 increased 10.2 percent to $629,000 from $571,000 and 7.6 percent to $1.2 million from $1.1 million, compared to prior year periods. This increase reflected the opening of two new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services for the three and six month periods ended June 30, 2002 increased 24.7 percent to $803,000 from $644,000, and 43.0 percent to $1.6 million from $1.1 million, compared to prior year periods. The increase resulted from higher pension expense, higher audit costs, higher legal costs and professionals engaged to assist in the expansion of the Company’s management information services.

      Equipment expense for the three and six month periods ended June 30, 2002 decreased 15.9 percent to $509,000 from $605,000 and 7.6 percent to $0.9 million from $1.0 million compared to prior year periods. This decrease resulted from the early retirement of equipment in 2001 partially offset by additional equipment necessary to support the new branch facilities in the Bronx and Manhattan which opened in the first and second quarters of 2002.

      Business development expense for the three and six month periods ended June 30, 2002 increased 59.0 percent to $434,000 from $273,000 and 28.6 percent to $683,000 from $531,000 compared to prior year periods. This increase was the result of increased promotion of the Company’s services and promotion of the two new branch offices which opened in 2002.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three and six month periods ended June 30, 2002 decreased 4.8 percent to $40,000 from $42,000 and 5.9 percent to $80,000 from

$85,000, compared to the prior year periods. This decrease resulted from a decrease in the Bank’s deposits subject to FDIC assessment.

      Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2002 compared to June 30, 2001, were due to the following:

•	Increase of $32,000 (26.7%) and $55,000 (23.3%), respectively in stationery and printing costs due to higher business volume and an increase in office supplies necessary to support the new branches.

•	Increase of $23,000 (12.0%) and $53,000 (14.4%), respectively in communications expense, due to added voice and data lines associated with the expansion of technology usage, additional branch offices and growth in customers and business activity.

•	Increase of $13,000 (11.7%) and $19,000 (8.8%), respectively in courier service due to increased customer utilization of the service and increased service costs.

•	Increase of $3,000 (3.4%) and $22,000 (13.2%), respectively in dues, meetings and seminars expense, due to increased participation in such events.

•	Decrease of $29,000 (107.4%) and $93,000 (109.4%), respectively in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by higher banker’s professional insurance costs and automobile insurance costs.

•	Decrease of $22,000 (30.6%) and $42,000 (35.3%), respectively in other loan costs due to recoveries of prior years loan collection expenses.

•	Increase of $10,000 (5.1%) and $29,000 (7.4%), respectively in outside services costs due to increased data processing costs and higher correspondent bank service charges.

  Income Taxes

      Income taxes for the three and six month periods ended June 30, 2002 increased 16.1 percent to $2.4 million from $2.1 million and 23.3 percent to $5.1 million from $4.1 million, compared to the prior year periods. The effective tax rate was 31.0 percent for the current year periods compared to 30.4 percent in the prior year periods. The increase in the effective tax rate reflects an increase in income subject to tax.

Financial Condition

      At June 30, 2002, the Company had total assets of $1,472.8 million, an increase of $100.3 million, or 7.3 percent, from $1,372.5 million at December 31, 2001.

      Federal funds sold totaled $113.6 million and $76.3 million at June 30, 2002 and December 31, 2001, respectively. The increase resulted from an excess of growth in deposits over increases in the loan and investment portfolios. The Company has chosen not to redeploy these funds into longer term securities due to the current interest rate environment.

      The securities portfolio consists of securities available for sale of $646.6 million and $624.2 million at June 30, 2002 and December 31, 2001, respectively. The portfolio also includes Federal Home Loan Bank of New York (FHLB) stock, which totaled $10.5 million at June 30, 2002 and December 31, 2001, respectively.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at June 30, 2002:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$106,855	$1,287	$128	$108,014
Mortgage-backed securities	356,512	9,244	41	365,715
Obligations of state and political subdivisions	160,457	7,333	26	167,764
Other debt securities	3,708	139	1	3,846

Total debt securities	627,532	18,003	196	645,339
Equity securities	875	416	—	1,291

Total	$628,407	$18,419	$196	$646,630

      During the six months ended June 30, 2002, U.S. Treasury and government agency obligations increased $1.2 million to $108.0 million due to purchases of $38.1 million and other increases of $0.5 million, offset by maturities and calls of $37.4 million. The purchases were made based upon the attractive yield available in the market.

      Mortgage-backed securities, including collateralized mortgage obligations (CMO’s), increased $12.9 million during the period to $365.7 million at June 30, 2002. The increase was due to purchases of $91.3 million and other increases of $3.3 million offset by principal paydowns and redemptions of $80.9 million and sales of $0.8 million. These purchases were fixed rate mortgage-backed securities with average lives of less than ten years at the time of purchase.

      Obligations of state and political subdivisions increased $8.3 million during the period to $167.8 million due to purchases of $15.3 million and other increases of $3.5 million, offset by maturities of $10.5 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and on a limited basis, in non-rated securities. Non-rated securities totaled $5.4 million at June 30, 2002 comprised primarily of obligations of municipalities located within the Company’s market area.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2002.

      Total loans were $628.6 million at June 30, 2002 compared to $609.9 million at December 31, 2001, reflecting a $18.7 million increase. This increase resulted principally from a $5.4 million increase in commercial real estate loans, a $23.4 million increase in commercial and industrial loans, a $2.4 million increase in loans to individuals offset by a $1.6 million decrease in construction loans, a $7.0 million decrease in residential real estate loans and a decrease of $3.9 million in lease financing.

      Major classifications of loans at June 30, 2002 and December 31, 2001 are as follows:

	June 30,	December 31,
	2002	2001

	(000’s)
Real Estate:
Commercial	$216,204	$210,840
Construction	50,883	52,496
Residential	167,933	174,859
Commercial and industrial	164,024	140,573
Individuals	14,181	11,824
Lease financing	15,379	19,282

Total	628,604	609,874
Deferred loan fees	(1,156)	(1,479)
Allowance for loan losses	(10,573)	(8,018)

Loans, net	$616,875	$600,377

      In March 2000, the Company ended its participation in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $13.8 million of such leases at June 30, 2002 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (OREO) as of June 30, 2002 and December 31, 2001:

	June 30,	December 31,
	2002	2001

	(000’s except percentages)
Non accrual loans at period end	$2,101	$3,523
OREO at period end	1,926	2,021

Total nonperforming assets	$4,027	$5,544
Loans past due 90 days or more and still accruing	2,462	137
Nonperforming assets to total assets at period end	0.27%	0.40%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $45,000, $35,000 and $511,000 for the three and six months ended June 30, 2002 and the year ended December 31, 2001, respectively. There was no interest income on nonperforming assets included in net income for the six month period ended June 30, 2002 and the year ended December 31, 2001.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	June 30,	Change During	December 31,
	2002	Period	2001

	(000’s)
Specific component	$1,464	$657	$807
Formula component	1,109	598	511
Unallocated component	8,000	1,300	6,700

Total allowance	$10,573		$8,018

Net change		2,555
Net chargeoffs		151

Provision amount		$2,706

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

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at June 30, 2002.

•	Economic and business conditions — The decline in the economy during the 6 months ended June 30, 2002 as evidenced by increased unemployment and increased bankruptcy filings throughout the country and in the Company’s market area has, in management’s judgement, caused a slowdown in economic and business activity within the Company’s primary market, caused a softening in demand for certain commercial real estate, which has negatively impacted valuations of the Company’s primary collateral for loans, and has created greater uncertainty regarding the ability of borrowers to repay their loans. Therefore, consideration of events that trigger economic uncertainty is a part of the determination of the unallocated component of the allowance.

•	Concentrations — Net loans increased $16.5 million to $616.9 million during the six months ended June 30, 2002 from $600.4 million as of December 31, 2001. This represented 41.9 percent of total assets as of June 30, 2002, down from 43.7 percent as of the prior year-end. Increases in such concentrations are not reflected in the formula component of the allowance due to the lag caused by using three-year historical losses in determining the loss factors. Therefore, consideration of increases in concentrations is a part of the determination of the unallocated component of the allowance. There were no significant changes in the Company’s loan concentrations during the six months ended June 30, 2002.

•	Credit quality — Non-accrual loans and loans past due 90 days or more and still accruing increased at June 30, 2002 by $0.9 million, or 24.7 percent to $4.6 million from $3.7 million at December 31, 2001. Further, as the result of the Bank’s regular periodic loan review process, certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $1.3 million reflects our best estimate of probable losses which have been incurred as of June 30, 2002.

      Total deposits increased $75.2 million for the six month period ended June 30, 2002 to $963.5 million, or 8.5 percent from $888.4 million at December 31, 2001.

      The following table presents a summary of deposits at June 30, 2002 and December 31, 2001.

	June 30,	December 31,	Increase
	2002	2001	(Decrease)

Demand deposits	$385,672	$342,112	$43,560
Money market accounts	258,287	194,306	63,981
Savings accounts	58,180	53,998	4,182
Time deposits of $100,000 or more	113,649	155,650	(42,001)
Time deposits of less than $100,000	66,821	77,644	(10,823)
Checking with interest	80,987	64,667	16,320

	$963,596	$888,377	$75,219

      The increase in non interest bearing demand deposits reflects seasonal increases which have been consistent with activity experienced by the Company in prior years and the Company’s continuing emphasis on developing this funding source. The decrease in time deposits of $100,000 or more primarily resulted from a decrease in CDs from municipal customers which are acquired on a bid basis. The increase in checking with interest, money market accounts and savings accounts reflects new customer relationships and increased account activity.

      Total borrowings increased $9.3 million to $362.0 million at June 30, 2002 from $352.7 million at December 31, 2001. This overall increase in borrowings resulted from management’s continuing efforts to effectively leverage the Bank’s capital position and to manage its interest rate risk.

      Stockholders’ equity increased $14.0 million to $127.3 million at June 30, 2002 from $113.3 million at December 31, 2001. Increases in stockholders’ equity resulted from:

•	Net income of $11.3 million for the six months ended June 30, 2002

•	$1.9 million of stock options exercised

•	$5.4 million unrealized gain on securities available for sale

•	$0.3 million of treasury stock sales

      Decreases in stockholders’ equity resulted from:

•	$1.1 million of treasury stock purchases

•	$3.8 million cash dividend paid on common stock

      The Company’s and the Bank’s capital ratios at June 30, 2002 and December 31, 2001 are as follows:

			Minimum for
			Capital
	June 30,	December 31,	Adequacy
	2002	2001	Purposes

Leverage ratio:
Company	8.1%	7.9%	4.0%
Bank	8.1	7.9	4.0
Tier 1 capital:
Company	16.3	15.4	4.0
Bank	16.3	15.3	4.0
Total capital:
Company	17.5	16.5	8.0
Bank	17.6	16.5	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at June 30, 2002 and December 31, 2001.

      The Bank’s liquid assets, at June 30, 2002, include cash and due from banks of $53.1 million and Federal funds sold of $113.6 million. Other sources of liquidity at June 30, 2002 include maturities and principal and interest payments on loans and securities, comprised of approximately $165.0 million of loans maturing in one year or less, and approximately $188.4 million of securities having contractual maturities or expected call dates or average lives of one year or less. In addition, at June 30, 2002, the Bank had an available borrowing capacity of approximately $120 million from the FHLB, $25 million under three federal funds purchased facilities, $110 million available under Retail CD Brokerage Agreements and had securities totaling approximately $59 million that could be sold under agreements to repurchase.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2002. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2001 were previously reported in the Company’s Annual Report on Form 10K. There have been no material changes in the Company’s market risk exposure at June 30, 2002 compared to December 31, 2001.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments extensively. However, two interest rate floor contracts with combined notional amount of $50 million were in place as of June 30, 2002 to manage the Company’s interest rate exposure. The Company did not enter into any new derivative financial instruments during the six months ended June 30, 2002.

      The Company uses two methods to evaluate market risk to changes in interest rates, a “Static Gap” analysis and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income. Both methods show the Company’s net interest income declining if interest rates gradually rise.

      The Company’s “Static Gap” at June 30, 2002 was $64.5 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2001. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2002.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from June 30, 2002	Policy Limit

+200 basis points	1.5%	(5.0)%
-200 basis points	(3.1)%	(5.0)%

      The percentage change in estimated net interest income in the +200 and -200 basis points scenario is within the Company’s policy limits.

PART II — OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

      The Annual Meeting of Shareholders of the Company was held on May 14, 2002 for the purpose of considering and voting upon the following matters:

      Election of the following directors, constituting all members of the Board of Directors, to a one-year term of office: William E. Griffin, Stephen R. Brown, James M. Coogan, Gregory F. Holcombe, James J. Landy, Angelo R. Martinelli, Ronald F. Poe, John A. Pratt, Jr., Cecile D. Singer and Craig S. Thompson.

      The results were as follows:

	For	Against	Abstentions	Broker Non-votes

William E. Griffin	4,306,563	811	—	—
Stephen R. Brown	4,306,563	811	—	—
James M. Coogan	4,306,563	811	—	—
Gregory F. Holcombe	4,306,565	809	—	—
James J. Landy	4,306,565	809	—	—
Angelo R. Martinelli	4,306,565	809	—	—
Ronald F. Poe	4,406,563	811	—	—
John A. Pratt Jr.	4,306,563	811	—	—
Cecile D. Singer	4,306,563	811	—	—
Craig S. Thompson	4,306,563	811	—	—

      The proposal to adopt the 2002 Stock Option Plan was approved with 4,263,245 shares voting for, 11,844 shares voting against, 32,285 shares abstaining and 0 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

      (A) Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (B) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer

August 14, 2002