Form 10-Q
period 2002-09-30
HUDSON VALLEY HOLDING CORP
filed 2002-11-14
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 1, 2002

Common stock, par value $0.20 per share	5,348,767

FORM 10-Q

TABLE OF CONTENTS

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4 CONTROLS AND PROCEDURES	24

PART II — OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	25

SIGNATURES	26

CERTIFICATIONS	27

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,

	2002	2001

Interest Income:
Loans, including fees	$12,627	$12,149
Securities:
Taxable	7,019	8,603
Exempt from federal income taxes	1,964	1,816
Federal funds sold	326	115
Deposits in banks	10	—

Total interest income	21,946	22,683

Interest Expense:
Deposits	1,975	4,004
Securities sold under repurchase agreements and other short-term borrowings	617	1,291
Other borrowings	2,559	2,214

Total interest expense	5,151	7,509

Net Interest Income	16,795	15,174
Provision for loan losses	813	1,404

Net interest income after provision for loan losses	15,982	13,770

Non Interest Income:
Service charges	428	304
Realized gain (loss) on security transactions, net	9	(226)
Other income	633	909

Total non interest income	1,070	987

Non Interest Expense:
Salaries and employee benefits	4,176	3,776
Occupancy	629	579
Professional services	780	725
Equipment	464	424
Business development	294	215
FDIC assessment	39	41
Other operating expenses	1,251	1,017

Total non interest expense	7,633	6,777

Income Before Income Taxes	9,419	7,980
Income Taxes	3,026	2,858

Net Income	$6,393	$5,122

Basic Earnings Per Common Share	$1.20	$0.98
Diluted Earnings Per Common Share	$1.17	$0.95

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,

	2002	2001

Interest Income:
Loans, including fees	$36,644	$36,186
Securities:
Taxable	21,270	26,470
Exempt from Federal income taxes	5,796	5,409
Federal funds sold	1,142	501
Deposits in banks	29	—

Total interest income	64,881	68,566

Interest Expense:
Deposits	6,303	15,738
Securities sold under repurchase agreements and other short-term borrowings	1,838	5,033
Other borrowings	7,594	5,742

Total interest expense	15,735	26,513

Net Interest Income	49,146	42,053
Provision for loan losses	3,519	2,464

Net interest income after provision for loan losses	45,627	39,589

Non Interest Income:
Service charges	1,176	883
Realized gain (loss) on sales of securities, net	48	(202)
Other income	1,293	1,376

Total non interest income	2,517	2,057

Non Interest Expense:
Salaries and employee benefits	12,279	10,974
Occupancy	1,853	1,718
Professional services	2,376	1,840
Equipment	1,406	1,444
Business development	977	746
FDIC assessment	119	126
Other operating expenses	3,367	3,267

Total non interest expense	22,377	20,115

Income Before Income Taxes	25,767	21,531
Income Taxes	8,102	6,974

Net Income	$17,665	$14,557

Basic Earnings Per Common Share	$3.33	$2.79
Diluted Earnings Per Common Share	$3.26	$2.72

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income	$6,393	$5,122	$17,665	$14,557
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale arising during the period	5,329	11,317	13,767	17,410
Income tax effect	(2,099)	(4,708)	(5,067)	(7,235)

	3,230	6,609	8,700	10,175

Reclassification adjustment for net (gain) loss realized on securities available for sale	(9)	226	(48)	202
Income tax effect	4	(94)	20	(85)

	(5)	132	(28)	117

Unrealized holding gain on securities available for sale	3,225	6,741	8,672	10,292

Minimum pension liability adjustment	8	—	15	—
Income tax effect	(3)	—	(6)	—

	5	—	9	—
Other comprehensive income	3,230	6,741	8,681	10,292

Comprehensive Income	$9,623	$11,863	$26,346	$24,849

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	September 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$48,324	$29,821
Federal funds sold	85,900	76,300
Securities available for sale at estimated fair value (amortized cost of $682,257 in 2002 and $614,385 in 2001)	705,800	624,209
Federal Home Loan Bank of New York (FHLB) Stock	10,459	10,459
Loans (net of allowance for loan losses of $11,310 in 2002 and $8,018 in 2001)	624,240	600,377
Accrued interest and other receivables	9,511	8,976
Premises and equipment, net	12,746	12,129
Other real estate owned	1,878	2,021
Other assets	8,792	8,161

TOTAL ASSETS	$1,507,650	$1,372,453

LIABILITIES
Deposits:
Non interest-bearing	$399,463	$342,112
Interest-bearing	599,977	546,265

Total deposits	999,440	888,377
Securities sold under repurchase agreements and other short-term borrowings	142,785	143,529
Other borrowings	209,176	209,191
Deferred income taxes, net	6,180	3,958
Accrued interest and other liabilities	14,581	14,056

TOTAL LIABILITIES	1,372,162	1,259,111

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 5,345,007 and 5,260,158 shares in 2002 and 2001, respectively	1,255	1,232
Additional paid-in capital	127,962	125,057
Retained earnings	16,753	4,829
Accumulated other comprehensive income	13,696	5,015
Treasury stock, at cost	(24,178)	(22,791)

Total stockholders’ equity	135,488	113,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,507,650	$1,372,453

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2002 and 2001
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2002	5,260,158	$1,232	$(22,791)	$125,057	$4,829	$5,015	$113,342
Net income					17,665		17,665
Exercise of stock options	115,739	23		2,811			2,834
Purchase of treasury stock	(39,742)		(1,589)				(1,589)
Sale of treasury stock	7,859		202	94			296
Stock dividend	993
Cash dividend					(5,741)		(5,741)
Minimum pension liability adjustment						9	9
Net unrealized gain on securities available for sale						8,672	8,672

Balance at September 30, 2002	5,345,007	$1,255	$(24,178)	$127,962	$16,753	$13,696	$135,488

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2001	4,702,660	$1,114	$(21,353)	$104,825	$9,279	$(520)	$93,345
Net income					14,557		14,557
Exercise of stock options	93,229	18		2,426			2,444
Purchase of treasury stock	(36,472)		(1,363)				(1,363)
Sale of treasury stock	12,282		307	154			461
Cash dividend					(4,707)		(4,707)
Net unrealized gain on securities available for sale						10,292	10,292

Balance at September 30, 2001	4,771,699	$1,132	$(22,409)	$107,405	$19,129	$9,772	$115,029

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Nine Months
	Ended September 30,

	2002	2001

Operating Activities:
Net income	$17,665	$14,557
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,519	2,464
Depreciation	1,259	1,429
Realized (gain) loss on security transactions, net	(48)	202
Amortization of premiums on securities, net	1,275	641
Deferred tax benefit	(2,831)	(1,505)
Increase in deferred loan fees, net	(108)	(182)
(Increase) decrease in accrued interest and other receivables	(535)	3,890
Increase in other assets	(631)	(602)
Increase in accrued interest and other liabilities	525	1,304
Other changes, net	158	57

Net cash provided by operating activities	20,248	22,255

Investing Activities:
Net decrease (increase) in short-term investments	(9,600)	4,000
Increase in FHLB stock	—	(499)
Proceeds from maturities of securities available for sale	315,057	233,890
Proceeds from sales of securities available for sale	775	45,842
Purchases of securities available for sale	(384,931)	(277,954)
Decrease in receivable for securities sold	—	44,326
Decrease in payable for securities purchased	—	(14,913)
Net increase in loans	(27,274)	(80,971)
Purchases of premises and equipment	(1,876)	(274)

Net cash used in investing activities	(107,849)	(46,553)

Financing Activities:
Proceeds from issuance of common stock	2,834	2,444
Proceeds from sale of treasury stock	296	461
Increase (decrease) in deposits	111,063	(12,852)
Cash dividends paid	(5,741)	(4,707)
Repayment of other borrowings	(15)	(13)
Proceeds from other borrowings	—	91,250
Net decrease in securities sold under repurchase agreements and short-term borrowings	(744)	(47,751)
Purchase of treasury stock	(1,589)	(1,363)

Net cash provided by financing activities	106,104	27,469

Increase in Cash and Due from Banks	18,503	3,171
Cash and due from banks, beginning of period	29,821	30,420

Cash and due from banks, end of period	$48,324	$33,591

Supplemental Disclosures:
Interest paid	$15,966	$27,639
Income tax payments	10,271	6,660
Change in unrealized gain on securities available for sale — net of tax	8,672	10,292

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 14 branch offices in Westchester County, New York, 2 in Bronx County, New York and one in Manhattan, New York. The branch in Manhattan, New York opened in May, 2002. The Bank opened a new branch office at 21 Scarsdale Road, Yonkers, New York, in July, 2002. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser but increasing extent, the Bronx and Manhattan.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2002 and December 31, 2001 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2002 and 2001, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2002 and 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133”, which became effective on January 1, 2001, requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has two interest rate floor contracts, one with a notional value of $25 million and a 4.5% strike rate and one with a notional value of $25 million and a 4.0% strike rate, which do not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts are accounted for at fair value with the resulting net gain of $413,000 and

$775,000 included in other income for the three month periods ended September 30, 2002 and 2001, respectively and net gain of $801,000 and $921,000 for the nine months periods ended September 30, 2002 and 2001, respectively.

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$6,393	$5,122	$17,665	$14,557
Denominator:
Denominator for basic earnings per common share — weighted average shares	5,336,771	5,242,346	5,305,757	5,212,298
Effect of diluted securities:
Stock options	113,410	137,151	118,763	132,892

Denominator for dilutive earnings per common share — adjusted weighted average shares	5,450,181	5,379,497	5,424,520	5,345,190

Basic earnings per common share	$1.20	$0.98	$3.33	$2.79
Diluted earnings per common share	$1.17	$0.95	$3.26	$2.72

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, (“SFAS No. 145”). This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to the extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The adoption of the effective provisions of SFAS No. 145 did not have a significant impact on the Company’s financial position or results of operations and the Company does not believe that the adoption of the remaining provisions will have a significant impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”). The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial position or results of operations.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”) which is effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking of Thrift Institutions” and FASB Interpretation No. 9, “Applying AFB Options No. 16 and 17” “When a Savings and Loan Association of Similar Association is Acquired in a Business Combination Accounting for by the Purchase Method” and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, to include in its scope long-term customer relationship intangible assets of financial institutions. The Company does not believe that the adoption of SFAS No. 147 on October 1, 2002 will have a significant effect on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2002 and consolidated results of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s Annual Report on Form 10K.

Critical Accounting Policies

      Allowance for Loan Losses — The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

      The formula component is calculated by applying loss factors to outstanding loans by type. Loss factors are based on historical loss experience. New loan types, for which there has been no historical loss experience, as explained further below, is one of the considerations in determining the appropriateness of the unallocated component.

      The appropriateness of the unallocated component is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Bank and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to these conditions is reflected in the unallocated component. Due to the inherent uncertainty in the process, management does not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits or portfolio segments.

      Actual losses can vary significantly from the estimated amounts. The Bank’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as the evaluation date have changed.

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2002. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

      Income Recognition on Loans — Interest on loans is accrued monthly. Net loan origination and commitment fees are deferred and recognized as an adjustment of yield over the lives of the related loans. Loans, including impaired loans, are place on a non-accrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against interest income. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, in accordance with management’s judgment as to the collectability of principal. Loans can be returned to accruing status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms, and when, in management’s opinion, they are estimated to be fully collectible.

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at September 30, 2002 and December 31, 2001. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2002 and

September 30, 2001

  Summary of Results

      The Company reported net income of $6.4 million and $17.7 million for the three and nine month periods ended September 30, 2002, respectively. This compares to $5.1 million and $14.6 million for the three and nine month periods ended September 30, 2001. The increase in net income in the three month period ended September 30, 2002 compared to the same period in the prior year was primarily due to higher net interest income, higher non interest income and a lower provision for loan losses offset by higher non interest expense. The increase in net income in the nine month period ended September 30, 2002 compared to the same period in the prior year was primarily due to higher net interest income and higher non interest income offset by higher non interest expense and a higher provision for loan losses.

      Diluted earnings per share were $1.17 and $3.26 for the three and nine month periods ended September 30, 2002, respectively. This compares to $0.95 and $2.72 of diluted earnings per share for the three and nine month periods ended September 30, 2001. On this basis, diluted earnings per share increased $0.22 or 23.2 percent and $0.54 or 19.9 percent for the three and nine month periods ended September 30, 2002. Annualized return on average equity (excluding the effects of unrealized gains and losses on securities available for sale) was 22.3 percent and 20.6 percent for the three and nine month periods ended September 30, 2002, compared to 20.8 percent and 20.1 percent for the three and nine month periods ended September 30, 2001, respectively. Annualized return on average assets (excluding the effects of unrealized gains and losses on securities available for sale) for the three and nine month periods ended September 30, 2002 was 1.79 percent and 1.66 percent, respectively. This compares to 1.56 percent and 1.50 percent for the three and nine month periods ended September 30, 2001, respectively.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2002 and September 30, 2001, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2002 and 2001.

	Three Months Ended September 30,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$3,701	$10	1.08%	—	—	—
Federal funds sold	76,741	326	1.70	$12,891	$115	3.57%
Securities:(1)
Taxable	519,050	7,019	5.41	531,393	8,603	6.48
Exempt from federal income taxes	162,826	3,022	7.42	148,773	2,794	7.51
Loans, net(2)	626,897	12,627	8.06	575,269	12,149	8.45

Total interest earning assets	1,389,215	23,004	6.62	1,268,326	23,661	7.46

Non interest earning assets:
Cash and due from banks	35,578			31,256
Other assets	31,754			26,588

Total non interest earning assets	67,332			57,844

Total assets	$1,456,547			$1,326,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$260,165	$914	1.41%	$156,103	$977	2.50%
Savings	59,180	96	0.65	53,654	143	1.07
Time	171,413	817	1.91	305,855	2,737	3.58
Checking with interest	81,060	148	0.73	61,032	147	0.96
Securities sold under repurchase agreements and other short-term borrowings	152,075	617	1.62	154,102	1,291	3.35
Other borrowings	209,152	2,559	4.89	172,024	2,214	5.15

Total interest bearing liabilities	933,045	5,151	2.21	902,770	7,509	3.33

Non interest bearing liabilities:
Demand deposits	391,376			304,814
Other liabilities	14,162			14,867

Total non interest bearing liabilities	405,538			319,681

Stockholders’ equity(1)	117,964			103,719

Total liabilities and stockholders’ equity(1)	$1,456,547			$1,326,170

Net interest earnings		$17,853			$16,152

Net yield on interest earning assets			5.14%			5.09%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $1,058 and $978 for the three months ended September 30, 2002 and September 30, 2001, respectively.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2002 and September 30, 2001, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent.

	Nine Months Ended September 30,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$3,200	$29	1.21%	—	—	—
Federal funds sold	87,218	1,142	1.75	$15,010	$501	4.45%
Securities:(1)
Taxable	489,546	21,270	5.79	530,421	26,470	6.65
Exempt from Federal income taxes	160,172	8,917	7,42	146,757	8,322	7.56
Loans, net(2)	614,354	36,644	7.95	547,651	36,186	8.81

Total interest earning assets	1,354,490	68,002	6.69	1,239,839	71,479	7.69

Non interest earning assets:
Cash and due from banks	34,165			31,178
Other assets	31,969			34,723

Total non interest earning assets	66,134			65,901

Total assets	$1,420,624			$1,305,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$244,035	$2,762	1.51%	$149,925	$3,039	2.70%
Savings	56,805	269	0.63	52,747	529	1.34
Time	188,795	2,845	2.01	339,831	11,637	4.57
Checking with interest	75,225	427	0.76	60,681	533	1.17
Securities sold under repurchase agreements and other short-term borrowings	153,352	1,838	1.60	155,774	5,033	4.31
Other borrowings	209,174	7,594	4.84	146,950	5,742	5.21

Total interest bearing liabilities	927,386	15,735	2.26	905,908	26,513	3.90
Non interest bearing liabilities:
Demand deposits	364,567			286,040
Other liabilities	14,475			14,970

Total non interest bearing liabilities	379,042			301,010

Stockholder’s equity(1)	114,196			98,822

Total liabilities and stockholders’ equity(1)	$1,420,624			$1,305,740

Net interest earnings		$52,267			$44,966

Net yield on interest earning assets			5.15%			4.84%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $3,121 and $2,913 for the nine months ended September 30, 2002 and September 30, 2001, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2002 and September 30, 2001.

	Nine Month Period Increase			Three Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

	(000’s)			(000’s)
Interest Income:
Deposits in banks	—	$29	$29	$10	—	$10
Federal funds sold	$2,410	(1,769)	641	271	$(60)	211
Securities:
Taxable	(2,040)	(3,160)	(5,200)	(104)	(1,480)	(1,584)
Exempt from federal income taxes(2)	761	(166)	595	261	(33)	228
Loans, net	4,407	(3,949)	458	1,040	(562)	478

Total interest income	5,538	(9,015)	(3,477)	1,478	(2,135)	(657)

Interest expense:
Deposits:
Money market	$1,908	$(2,185)	$(277)	$366	$(429)	$(63)
Savings	41	(301)	(260)	9	(56)	(47)
Time	(5,172)	(3,620)	(8,792)	(641)	(1,279)	(1,920)
Checking with interest	128	(234)	(106)	37	(36)	1
Securities sold under repurchase agreements and other short-term borrowings	(78)	(3,117)	(3,195)	(8)	(666)	(674)
Other borrowings	2,431	(579)	1,852	454	(109)	345

Total interest expense	(742)	(10,036)	(10,778)	217	(2,575)	(2,358)

Increase in interest differential	$6,280	$1,021	$7,301	$1,261	$440	$1,701

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2002 and 2001.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and nine month periods ended September 30, 2002, net interest income, on a tax equivalent basis, increased 10.5 percent to $17.9 million from $16.2 million, and 16.2 percent to $52.3 million from $45.0 million, compared to the prior year periods. Net interest income rose because of the increase in the excess of average interest earning assets over average interest bearing liabilities for the three and nine month periods ended September 30, 2002 to $456.2 million from $365.6 million, and to $427.1 million from $333.9 million compared to the prior year periods. In addition, the net interest margin on a tax equivalent basis for the three and nine month periods ended September 30, 2002 remained at 5.1 percent and increased to 5.2 percent from 4.8 percent, compared to the prior year periods.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in federal funds sold, tax-exempt securities and loans during the three and nine month periods ended September 30, 2002, partially offset by lower volume in taxable securities and overall lower interest rates, contributed to the lower interest income in the current year period as compared to the same periods in the prior year. For the three and nine month periods ended September 30, 2002, average interest earning assets increased 9.5 percent to $1,389.2 million from $1,268.3 million and 9.2 percent to $1,354.5 mil-

lion from $1,239.8 million, compared to the prior year periods. Interest income, on a tax equivalent basis, for the three and nine month periods ended September 30, 2002, decreased 3.0 percent to $23.0 million from $23.7 million, and 4.9 percent to $68.0 million from $71.5 million compared to the prior year periods.

      Average total securities, excluding average unrealized gains on available for sale securities, increased $1.7 million, or 0.3 percent to $681.9 million and decreased $27.5 million, or 4.1 percent to $649.7 million for the three and nine month periods ended September 30, 2002 compared to the prior year periods. The change in average total securities in the current year periods, as compared to the same periods in the prior year, was principally the result of management not fully redeploying maturing funds into longer term investments due to the current interest rate environment. These funds were reinvested in short-term Federal Funds and, beginning in July 2002, in short-term U.S. Treasury and Agency securities which are included in available for sale securities. This resulted in the slight increase in average total securities for the three month period ended September 30, 2002 and a decrease for the nine month period ended September 30, 2002 compared to the prior year periods. Interest income on securities decreased for the three month period ended September 30, 2002 compared to 2001 due to slightly higher volume offset by significantly lower aggregate rates. Interest income on securities decreased for the nine month period ended September 30, 2002 compared to 2001 due to lower volume and significantly lower aggregate rates.

      Average net loans increased $51.6 million, or 9.0 percent to $626.9 million and increased by $66.7 million, or 12.2 percent to $614.4 million for the three and nine month periods ended September 30, 2002 compared to the prior year periods. These increases in average net loans reflect management’s continuing emphasis on making new loans and more effective market penetration. Interest income on net loans increased slightly in the current year periods as compared to the prior year due to increased volume significantly offset by the impact of lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three and nine month periods ended September 30, 2002 decreased 31.4 percent to $5.2 million from $7.5 million, and 40.7 percent to $15.7 million from $26.5 million compared to the prior year periods. For the three and nine month periods ended September 30, 2002, average balances in money market, checking with interest and savings deposits increased and average balances in time deposits decreased compared to the prior year periods. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of new branches. The decrease in time deposits resulted primarily from a decrease in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. This decrease was partially offset by an increase in average other borrowed funds which were acquired to manage interest rate risk. These funds were invested in loans and securities. For the three and nine month periods ended September 30, 2002, the average amount of non interest bearing demand deposits increased 28.4 percent to $391.4 million from $304.8 million and 27.5 percent to $364.6 million from $286.4 million compared to the prior year periods. These deposits are an important component of the Company’s liability management and have a direct impact on the determination of net interest income. Interest rates paid on average deposits and borrowings decreased in the current year periods compared to the prior year periods due to a significantly lower interest rate environment.

      The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2002 and 2001 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,

	2002	2001	2002	2001

Average interest rate on:
Total average interest earning assets	6.62%	7.46%	6.69%	7.69%
Total average interest bearing liabilities	2.21	3.33	2.26	3.90
Total interest rate spread	4.41	4.13	4.43	3.79

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

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $813,000 and $1,404,000 for the three month periods ended September 30, 2002 and 2001, respectively, and $3,519,000 and $2,464,000 for the nine month periods ended September 30, 2002 and September 30, 2001, respectively. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income for the three and nine month periods ended September 30, 2002 increased 8.4 percent to $1,070,000 from $987,000, and 22.4 percent to $2.5 million from $2.1 million compared to the prior year periods.

      Service charges for the three and nine month periods ended September 30, 2002 increased 40.8 percent to $428,000 from $304,000 and 33.2 percent to $1,176,000 from $883,000, compared to the prior year periods. This increase reflects a higher level of fees charged and increased activity.

      Other income for the three and nine month periods ended September 30, 2002 decreased 30.4 percent to $633,000 from $909,000 and 6.0 percent to $1,293,000 from $1,376,000, compared to the prior year periods. Other income included an increase in the fair value of interest rate floor contracts of $413,000 and $775,000 for the three month periods ended September 30, 2002 and 2001, respectively, and an increase of $801,000 and $921,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

  Non Interest Expense

      Non interest expense for the three and nine month periods ended September 30, 2002 increased 12.6 percent to $7.6 million from $6.8 million and 11.2 percent to $22.4 million from $20.1 million, compared to the prior year periods. This increase reflects the overall growth of the Company and resulted from increases in professional services expense, business development expense, salary and employee benefits expense, occupancy expense, and other operating expense, partially offset by decreases in equipment expense and the FDIC assessment in the three and nine month periods ended September 30, 2002 compared to the same periods in the prior year.

      Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2002 increased 10.6 percent to $4.2 million from $3.8 million and 11.9 percent to $12.3 million from $11.0 million, compared to prior year periods. This increase resulted from additional staff to accommodate the growth in loans and deposits, the opening of three new branch facilities, as well as merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

      Occupancy expense for the three and nine month periods ended September 30, 2002 increased 8.6 percent to $629,000 from $579,000 and 7.9 percent to $1.9 million from $1.7 million, compared to prior year periods. This increase reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services for the three and nine month periods ended September 30, 2002 increased 7.6 percent to $780,000 from $725,000, and 29.1 percent to $2.4 million from $1.8 million, compared to prior year periods. The increase resulted from higher audit costs, higher legal costs and professionals engaged to assist in the expansion of the Company’s management information services.

      Equipment expense for the three and nine month periods ended September 30, 2002 increased 9.4 percent to $464,000 from $424,000 but decreased 2.6 percent to $1,406,000 from $1,444,000 compared to prior year periods. This decrease resulted from the early retirement of equipment in 2001 partially offset by additional equipment necessary to support the new branch facilities which opened in the first and second quarters of 2002.

      Business development expense for the three and nine month periods ended September 30, 2002 increased 36.7 percent to $294,000 from $215,000 and 31.0 percent to $977,000 from $746,000 compared to prior year periods. This increase was the result of increased promotion of the Company’s services and promotion of the three new branch offices which opened in 2002.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three and nine month periods ended September 30, 2002 decreased 4.9 percent to $39,000 from $41,000 and 5.9 percent to $119,000 from $126,000, compared to the prior year periods. This decrease resulted from a decrease in the Bank’s FDIC assessment rate.

      Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2002 compared to September 30, 2001, were due to the following:

•	Increase of $57,000 (50.0%) and $112,000 (32.0%), respectively in stationery and printing costs due to higher business volume and an increase in office supplies necessary to support the new branches.

•	Increase of $36,000 (18.1%) and $89,000 (15.7%), respectively in communications expense, due to added voice and data lines associated with the expansion of technology usage, additional branch offices and growth in customers and business activity.

•	Increase of $34,000 (29.6%) and $54,000 (16.4%), respectively in courier service due to increased customer utilization of the service and increased service costs.

•	Decrease of $13,000 (14.6%) and an increase of $8,000 (3.2%), respectively in dues, meetings and seminars expense, due to increased participation in such events in the first and second quarters of 2002.

•	No change and a decrease of $93,000 (83.4%), respectively in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by higher banker’s professional insurance costs and automobile insurance costs.

•	Decrease of $15,000 (20.8%) and $57,000 (29.6%), respectively in other loan costs due to recoveries of prior years loan collection expenses.

•	Increase of $14,000 (6.8%) and $42,000 (7.0%), respectively in outside services costs due to increased data processing costs and higher correspondent bank service charges.

  Income Taxes

      Income taxes for the three and nine month periods ended September 30, 2002 increased 5.9 percent to $3.0 million from $2.9 million and 15.7 percent to $8.1 million from $7.0 million, compared to the prior year periods. The effective tax rate was 31.4 percent for the current year periods compared to 32.4 percent in the prior year periods. The decrease in the effective tax rate reflects a reduction in state income tax rates.

Financial Condition

      At September 30, 2002, the Company had total assets of $1,507.7 million, an increase of $135.2 million, or 9.9 percent, from $1,372.5 million at December 31, 2001.

      Federal funds sold totaled $85.9 million and $76.3 million at September 30, 2002 and December 31, 2001, respectively. The increase resulted from an excess of growth in deposits over increases in the loan and securities portfolios. The Company has chosen not to redeploy these funds into longer term securities due to the current interest rate environment.

      The securities portfolio consists of securities available for sale of $705.8 million and $624.2 million at September 30, 2002 and December 31, 2001, respectively. The portfolio also includes Federal Home Loan Bank of New York (FHLB) stock, which totaled $10.5 million at September 30, 2002 and December 31, 2001, respectively.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at September 30, 2002:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$184,576	$1,353	$192	$185,737
Mortgage-backed securities	330,118	10,729	17	340,830
Obligations of state and political subdivisions	162,885	10,964	2	173,847
Other debt securities	3,708	275	1	3,982

Total debt securities	681,287	23,321	212	704,396
Equity securities	970	434	—	1,404

Total	$682,257	$23,755	$212	$705,800

      During the nine month period ended September 30, 2002, U.S. Treasury and government agency obligations increased $78.9 million to $185.7 million due to purchases of $238.0 million and other increases of $0.8 million, offset by maturities and calls of $159.9 million. The purchases were made based upon the attractive yield available in the market. Purchases and maturities included $200.0 million and $100.0 million, respectively, of short-term U.S. Treasury and government agency obligations with remaining maturities of less than 60 days at the time of purchase. Management has increased the amount of short-term investments as part of it’s ongoing asset/ liability management strategy during the current low interest rate environment.

      Mortgage-backed securities, including collateralized mortgage obligations (CMO’s), decreased $11.9 million during the period to $340.8 million at September 30, 2002. The decrease was due to purchases of $125.7 million and other increases of $4.3 million offset by principal paydowns and redemptions of $141.1 million and sales of $0.8 million. These purchases were fixed rate mortgage-backed securities with average lives of less than ten years at the time of purchase.

      Obligations of state and political subdivisions increased $14.3 million during the period to $173.8 million due to purchases of $20.9 million and other increases of $7.1 million, offset by maturities of $13.7 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and on a limited basis, in non-rated securities. Non-rated securities totaled $5.7 million at September 30, 2002 comprised primarily of obligations of municipalities located within the Company’s market area.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2002.

      Total loans were $636.9 million at September 30, 2002 compared to $609.9 million at December 31, 2001, reflecting a $27.0 million increase. This increase resulted principally from a $9.4 million increase in commercial real estate loans, a $34.9 million increase in commercial and industrial loans, a $0.5 million increase in loans to individuals offset by a $11.1 million decrease in residential real estate loans and a decrease of $6.7 million in lease financing.

      Major classifications of loans at September 30, 2002 and December 31, 2001 are as follows:

	September 30,	December 31,
	2002	2001

	(000’s)
Real Estate:
Commercial	$220,184	$210,840
Construction	52,575	52,496
Residential	163,752	174,859
Commercial and industrial	175,510	140,573
Individuals	12,328	11,824
Lease financing	12,573	19,282

Total	636,922	609,874
Deferred loan fees	(1,372)	(1,479)
Allowance for loan losses	(11,310)	(8,018)

Loans, net	$624,240	$600,377

      In March 2000, the Company ended its participation in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $10.0 million of such leases at September 30, 2002 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (OREO) as of September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001

	(000’s except percentages)
Non accrual loans at period end	$2,032	$3,523
OREO at period end	1,878	2,021

Total nonperforming assets	$3,910	$5,544
Loans past due 90 days or more and still accruing	2,983	137
Nonperforming assets to total assets at period end	0.26%	0.40%

      The increase in loans past due 90 days or more and still accruing as of September 30, 2002 as compared to the prior year end resulted primarily from increased delinquency in construction and home equity loans. These delinquent loans are secured by real estate.

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $35,000, $116,000 and $511,000 for the three and nine month periods ended September 30, 2002 and the year ended December 31, 2001, respectively. There was no interest income on nonperforming assets included in net income for the nine month period ended September 30, 2002 and the year ended December 31, 2001.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	September 30,	Change During	December 31,
	2002	Period	2001

	(000’s)
Specific component	$1,234	$427	$807
Formula component	1,176	665	511
Unallocated component	8,900	2,200	6,700

Total allowance	$11,310		$8,018

Net change		3,292
Net chargeoffs		(227)

Provision amount		$3,519

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

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at September 30, 2002.

•	Economic and business conditions — The decline in the economy during the nine month period ended September 30, 2002 as evidenced by increased unemployment and increased bankruptcy filings throughout the country and in the Company’s market area has, in management’s judgement, caused a slowdown in economic and business activity within the Company’s primary market, caused a softening in demand for certain commercial real estate, which has negatively impacted valuations of the Company’s primary collateral for loans, and has created greater uncertainty regarding the ability of borrowers to repay their loans. Therefore, consideration of events that trigger economic uncertainty is a part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in commercial and industrial loans increased to 27.6 percent of the portfolio from 23.1 percent at the prior year end, an increase of $34.9 million. These types of loans generally have a higher degree of risk than other types of loans which the Bank makes since repayment of the loans is largely dependent on the borrowers’ ability to successfully operate their businesses. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of increases in concentration is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Non-accrual loans and loans past due 90 days or more and still accruing increased at September 30, 2002 by $1.3 million, or 35.1 percent to $5.0 million from $3.7 million at December 31, 2001. Further, as the result of the Bank’s regular periodic loan review process, certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $2.2 million reflects our best estimate of probable losses which have been incurred as of September 30, 2002.

      Total deposits increased $111.0 million for the nine month period ended September 30, 2002 to $999.4 million, or 12.5 percent from $888.4 million at December 31, 2001.

      The following table presents a summary of deposits at September 30, 2002 and December 31, 2001.

	September 30,	December 31,	Increase
	2002	2001	(Decrease)

Demand deposits	$399,463	$342,112	57,351
Money market accounts	293,668	194,306	99,362
Savings accounts	59,442	53,998	5,444
Time deposits of $100,000 or more	101,606	155,650	(54,044)
Time deposits of less than $100,000	69,594	77,644	(8,050)
Checking with interest	75,667	64,667	11,000

	$999,440	$888,377	$111,063

      The increase in non interest bearing demand deposits reflects seasonal increases which have been consistent with activity experienced by the Company in prior years and the Company’s continuing emphasis on developing this funding source. The decrease in time deposits of $100,000 or more primarily resulted from a decrease in CDs from municipal customers which are acquired on a bid basis. The decrease in time deposits of less than $100,000 resulted from the effects of the current low interest rate environment, and is partially offset by increases in money market and other interest bearing demand deposits. The increase in checking with interest, money market accounts and savings accounts reflects new customer relationships and increased account activity.

      Total borrowings remained essentially unchanged at $352.0 million at September 30, 2002 compared to $352.7 million at December 31, 2001. Borrowings are utilized as part of management’s continuing efforts to effectively leverage the Bank’s capital position and to manage its interest rate risk.

      Stockholders’ equity increased $22.2 million to $135.5 million at September 30, 2002 from $113.3 million at December 31, 2001. Increases in stockholders’ equity resulted from:

•	Net income of $17.7 million for the nine month period ended September 30, 2002

•	$2.8 million of stock options exercised

•	$8.7 million unrealized gain on securities available for sale

•	$0.3 million of treasury stock sales

      Decreases in stockholders’ equity resulted from:

•	$1.6 million of treasury stock purchases

•	$5.7 million cash dividends paid on common stock

      The Company’s and the Bank’s capital ratios at September 30, 2002 and December 31, 2001 are as follows:

			Minimum for
			Capital
	September 30,	December 31,	Adequacy
	2002	2001	Purposes

Leverage ratio:
Company	8.5%	7.9%	4.0%
Bank	8.5	7.9	4.0
Tier 1 capital:
Company	16.9	15.4	4.0
Bank	16.9	15.3	4.0
Total capital:
Company	18.2	16.5	8.0
Bank	18.2	16.5	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at September 30, 2002 and December 31, 2001.

      The Bank’s liquid assets, at September 30, 2002, include cash and due from banks of $48.3 million and Federal funds sold of $85.9 million. Other sources of liquidity at September 30, 2002 include maturities and principal and interest payments on loans and securities, including approximately $144.0 million of loans maturing in one year or less, and approximately $365.8 million of securities having contractual maturities, expected call dates or average lives of one year or less. In addition, at September 30, 2002, the Bank had an available borrowing capacity of approximately $120 million from the FHLB, $25 million under three federal funds purchased facilities, $110 million available under Retail CD Brokerage Agreements and had securities totaling approximately $73 million that could be sold under agreements to repurchase.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2002. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2001 were previously reported in the Company’s Annual Report on Form 10K. There have been no material changes in the Company’s market risk exposure at September 30, 2002 compared to December 31, 2001.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments extensively. However, two interest rate floor contracts with a combined notional amount of $50 million were in place as of September 30, 2002 as part of the Company’s management of its interest rate risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2002.

      The Company uses two methods to evaluate market risk to changes in interest rates, a “Static Gap” analysis and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income. Both methods show the Company’s net interest income declining if interest rates gradually rise.

      The Company’s “Static Gap” at September 30, 2002 was $159.3 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2001. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2002.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from September 30, 2002	Policy Limit

+200 basis points	2.9%	(5.0)%
-200 basis points	(4.1)%	(5.0)%

      The percentage change in estimated net interest income in the +200 and -200 basis points scenario is within the Company’s policy limits.

Item 4.     Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

      Hudson Valley Holding Corp. evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Hudson Valley Holding Corp.’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that Hudson Valley Holding Corp.’s disclosure controls and procedures, as defined at Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Hudson Valley Holding Corp. in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Hudson Valley Holding Corp.’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

      (B) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer

November 14, 2002

CERTIFICATIONS

I, James J. Landy, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hudson Valley Holding Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James J. Landy James J. Landy President and Chief Executive Officer

I, Stephen R. Brown, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hudson Valley Holding Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Stephen R. Brown Stephen R. Brown Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer