Form 10-K
period 2002-12-31
HUDSON VALLEY HOLDING CORP
filed 2003-03-27
CIK 722256

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File number 030525

HUDSON VALLEY HOLDING CORP.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3148745 (I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, New York (Address of principal executive offices)	10707 (Zip Code)

Registrant’s telephone number, including area code: (914) 961-6100

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock, ($0.20 par value per share)	None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Act.)  Yes  ☒  No  ☐

Class	Outstanding at March 3, 2003

Common Stock ($0.20 par value)	5,885,590 Shares

      The aggregate market value on June 30, 2002 of voting stock held by non-affiliates of the Registrant was approximately $130,293,000.

Documents incorporated by reference:

      Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

FORM 10-K

TABLE OF CONTENTS

			Page No.

PART I
	ITEM 1	BUSINESS	1
	ITEM 2	PROPERTIES	12
	ITEM 3	LEGAL PROCEEDINGS	12
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
PART II
	ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	13
	ITEM 6	SELECTED FINANCIAL DATA	16
	ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
	ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45
	ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	49
	ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	77
PART III
	ITEMS 10 THROUGH 13. (INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THAT FISCAL YEAR)
	ITEM 14	CONTROLS AND PROCEDURES	77
PART IV
	ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	77
SIGNATURES			79
CERTIFICATION OF CHIEF EXECUTIVE OFFICER			80
CERTIFICATION OF CHIEF FINANCIAL OFFICER			81

PART I

ITEM 1 — BUSINESS

General

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is the largest independent bank headquartered in Westchester County, New York. The Bank has 14 branch offices in Westchester County, New York, 2 in Bronx County, New York and 1 in Manhattan, New York. The Bank has received all necessary regulatory approval to open one new branch office at 40 Church Street, White Plains, New York. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County, the Bronx and, beginning in 2002, in Manhattan.

      Our principal executive offices are located at 21 Scarsdale Road, Yonkers, New York 10707.

      The Bank’s principal customers are small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals, located in Westchester County and Bronx County, New York and, to an increasing extent, Manhattan, New York. The Bank’s strategy is to operate as a community-oriented banking institution dedicated to providing personalized service to customers and focusing on products and services for selected segments of the market. The Bank believes that its ability to attract and retain customers is due primarily to its focused approach to its markets, its personalized and professional services, its product offerings, its experienced staff, its knowledge of its local markets and its ability to provide responsive solutions to customer needs. The Bank provides these products and services to a diverse range of customers and does not rely on a single large depositor for a significant percentage of deposits. The Bank anticipates that it will continue to open new branch offices in Westchester County and in New York City.

Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or the banking industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. For a discussion of some factors that could adversely effect our future performance, see “Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.”

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

      In 2002, the Bank formed two wholly-owned subsidiaries. HVB Realty Corp. owns and manages five branch locations in Yonkers, New York and HVB Employment Corp. which leases certain branch staff to the Bank.

      The Company has no separate operations or revenues apart from the Bank and its subsidiaries. The Bank and its subsidiaries are referred to collectively as the “Bank”.

Employees

      At December 31, 2002, we employed 253 full-time employees and 35 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

Our Market Area

      Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2000 census data, was $60,882. The County’s 1999 per capita income of $36,726 placed Westchester County sixth highest among the nation’s counties. In 2002, the County’s unemployment rate was 4.1 percent, as compared to New York State at 6.1 percent and the United States at 5.8 percent. The County has over 40,000 small and medium sized businesses, which form a large portion of the Bank’s current and potential customer base.

      Bronx County is one of the five boroughs of New York City and borders on Westchester County. While it also has a large and varied economic base, the median household income in the Bronx is much lower than Westchester County. The median household income, based on 2000 census data was $27,547, while the County’s 1998 per capita personal income was $19,841. The northern part of Bronx County has a base of professionals and small and medium size businesses. The Company believes that this potential business customer base offers growth opportunities similar to those the Bank has developed in Westchester County, despite the differing demographic profiles of the two counties as a whole. The Bank’s second branch office in the Bronx opened during the first quarter of 2002.

      Manhattan is one of the five boroughs of New York City. It has a large and varied economic base. The median household income in Manhattan, based on 2000 census data, was $72,194, while Manhattan’s 1998 per capita personal income was $35,201. Sections of Manhattan have a well-developed base of professionals and small and medium sized businesses. The Company believes that this potential customer base offers growth opportunities similar to those the Bank has developed in Westchester County and Bronx County. The Bank opened its first branch office in Manhattan in the second quarter of 2002.

Competition

      The banking and financial services business in New York generally, and in Westchester and Bronx Counties specifically, is highly competitive. There are approximately 19 commercial banks with branch banking offices in our Westchester and Bronx market area and additional commercial banks have branches in

Manhattan. In addition, a number of other depository institutions compete in our market area including savings banks, savings and loan associations, credit unions and brokerage houses. The Westchester and Bronx branches of the Bank compete with local offices of large New York City commercial banks due to their proximity to New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with the Bank for both loans and deposits. The Bank is smaller in size than most of its competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

      Competition for depositors’ funds and for credit-worthy loan customers is intense. A number of larger banks are increasing their efforts to serve smaller commercial borrowers. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of service provided, the convenience of banking facilities, the products offered and, in the case of larger commercial borrowers, relative lending limits.

      Federal legislation permits adequately capitalized bank holding companies to expand across state lines to offer banking services. In light of this, it is possible for large organizations to enter many new markets, including our market area. Many of these competitors, by virtue of their size and resources, may enjoy efficiencies and competitive advantages over the Bank in pricing, delivery and marketing of their products and services. The passage of the Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”) may also increase the number of powerful competitors in our market by allowing other financial institutions to form or acquire banking subsidiaries.

      In response to competition, we have focused our attention on customer service and on addressing the needs of small businesses, professionals and not-for-profit organizations located in the communities in which we operate. We emphasize community relations and relationship banking. We believe that, despite the continued growth of large institutions and the potential for large out-of-area banking and financial institutions to enter our market area, there will continue to be opportunities for efficiently-operated, service-oriented, well-capitalized, community-based banking organizations to grow by serving customers that are not served well by larger institutions or do not wish to bank with such large institutions.

      The Company’s strategy is to increase earnings through moderate growth within its existing market. The Bank’s primary market area, Westchester County, Bronx County and Manhattan, has a high concentration of the types of customers that the Bank desires to serve. The Bank expects to continue to expand by opening new full service banking facilities, by expanding loan originations in its market area, by enhancing and expanding computerized and telephonic products and through strategic alliances and contractual relationships.

      During the past five years, the Company has focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of the Bank’s products and services continues to be small and medium size businesses, professionals, not-for-profit organizations and municipalities. The Bank has expanded its market from Westchester County to include sections of Bronx County and Manhattan. The Bank has opened five new facilities during the past five years, one in New Rochelle, Westchester County, one in Yonkers, Westchester County, one in Manhattan, New York and two in Bronx County, New York and anticipates opening one additional facility during 2003. The Bank expects to continue to open additional facilities in the future. The Bank has invested in technology based products and services to meet customer needs. In addition, the Bank has expanded products and services, particularly in its lending programs, and its offering of investment management and trust services. As a result, the Bank has approximately doubled its total assets during this five year period.

Lending

      The Bank engages in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2002, gross loans totaled $655.4 million. Gross loans were comprised of the following loan types:

Real estate	69.0%
Commercial and industrial	27.4
Individuals	2.2
Lease financing	1.4

Total	100.0%

      At December 31, 2002, the Bank’s unsecured lending limit to one borrower under applicable regulations was approximately $20.1 million.

      In managing its loan portfolio, the Bank focuses on:

(i) the application of its established underwriting criteria,

(ii)	the establishment of individual lending authorities well below the Bank’s legal lending authority,

(iii)	the involvement by senior management and the Board of Directors in the loan approval process for designated categories, types or amounts of loans,

(iv) an awareness of concentration by industry or collateral, and

(v) the monitoring of loans for timely payment and to seek to identify potential problem loans.

      The Bank utilizes its credit department to assess acceptable and unacceptable credit risks based upon the Bank’s established underwriting criteria. The Bank utilizes its loan officers, branch managers and credit department to identify changes in a borrower’s financial condition that may affect the borrower’s ability to perform in accordance with loan terms. Lending policies and procedures place an emphasis on assessing a borrower’s income flow as well as collateral values. Further, the Bank utilizes systems and analysis which assist in monitoring loan delinquencies. The Bank utilizes its loan officers, loan collection department and legal counsel in collection efforts on past due loans. Additional collateral or guarantees may be requested where delinquencies remain unresolved.

      An independent loan review department reviews loans in the Bank’s portfolio and assigns a risk grading to each reviewed loan. Loans are reviewed based upon the type of loan, the collateral for the loan, the amount of the loan and any other pertinent information. The loan review department reports directly to the Board of Directors.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio” for further information related to the Company’s loan portfolio and lending activities.

Deposits

      The Bank offers deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to 5 years. The Bank’s deposits are generally derived from customers within its primary marketplace. The Bank solicits only certain types of deposits from outside its market area, primarily from certain professionals and government agencies.

      The Bank sets its deposit rates to remain generally competitive with other financial institutions in its market, although the Bank does not generally seek to match the highest rates paid by competing institutions. The Bank has established a process to review interest rates on all deposit products and, based upon this process, updates its deposit rates weekly. The Company’s Asset/ Liability Management Policy and its Liquidity Policy set guidelines to manage overall interest rate risk and liquidity. These guidelines can affect the rates paid on deposits. Deposit rates are reviewed under these policies periodically since deposits are the Bank’s primary source of liquidity.

      The Bank offers deposit pick up services for certain business customers. The Bank has 8 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

      For more information regarding the Bank’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposits.”

Portfolio Management Services

      The Bank provides portfolio management services to certain pension and retirement accounts and executes securities transactions on behalf of certain customers by utilizing administrative support, investment products and methodologies provided to the Bank through an alliance with a third party. The Bank terminated its relationship with this third party, an unaffiliated commercial bank, during the first quarter of 2002 and formed a relationship with an investment advisor to provide similar services to the Bank. The Bank believes the new relationship will improve the portfolio management services offered. The Bank will continue to periodically explore the possibility of developing relationships with others that provide similar investment management services, and the Bank believes that a number of alternative providers of these services exist. The Bank also provides a software application designed to meet specific administrative needs of bankruptcy trustees through a marketing and licensing agreement with the application vendor. The Bank’s licensing agreement expired in February 2003. In February 2003, the Bank entered into a new software licensing agreement with another vendor. While the Bank is interested in developing new customer relationships with bankruptcy trustees by offering them access to software, the Bank does not believe that its relationship with this or any other application vendor is material to its business. In addition, the Bank has participated in loans originated by various other financial institutions within the normal course of business and within standard industry practices.

Supervision and Regulation

      Banks and bank holding companies are extensively regulated under both federal and state law. We have set forth below brief summaries of various aspects of supervision and regulation which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Regulations to which the Company is subject

      As a bank holding company, the Company is regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) and is required to file with the FRB an annual report and such other information as may be required. The FRB has the authority to conduct examinations of the Company as well.

      The Bank Holding Company Act of 1956 (the “BHC Act”) limits the types of companies which we may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing and controlling banks as to be a proper incident thereto. Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation service; operating a collection agency; and providing certain courier services. The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not proper activities for a bank holding company.

      The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank.

      In November 1999, Congress amended certain provisions of the BHC Act through passage of the Gramm-Leach-Bliley Act. Under this legislation, a bank holding company may elect to become a “financial holding company” and thereby engage in a broader range of activities than would be permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under FRB regulations, and all such subsidiaries must have achieved a rating of “satisfactory” or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as “financial in nature”, including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities.

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

      There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2002, the Bank could have declared additional dividends of approximately $37.3 million to the Company without prior regulatory approval.

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

      The FRB has established capital adequacy guidelines for bank holding companies that are similar to the Federal Deposit Insurance Corporation (“FDIC”) capital requirements for the Bank described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 8 to the Consolidated Financial Statements. As of December 31, 2002, our Tier 1 and Total risk-based capital ratios were 17.0 percent and 18.3 percent, respectively, and our leverage capital ratio was 8.3 percent. All ratios exceed the requirements under these regulations and classify us as “well capitalized.”

Regulations to which the Bank is subject

      The Bank is organized under the Banking Law of the State of New York. Its operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the New York Superintendent of Banks and the Banking Board of the State of New York, as well as by the FDIC, as its primary federal regulator and insurer of deposits. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the FRB. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank’s operations. The New York Superintendent of

Banks and the FDIC examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations.

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

  Capital Standards

      The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total “risk-weighted assets.” For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank’s total “risk-based assets” are determined by assigning the bank’s assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements. Banks must satisfy the following three minimum capital standards:

(1) Tier 1 capital in an amount equal to between 4 percent and 5 percent of total assets (the “leverage ratio”);

(2) Tier 1 capital in an amount equal to 4 percent of risk-weighted assets; and

(3) total Tier 1 and Tier 2 capital in an amount equal to 8 percent of risk-weighted assets.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), defines specific capital categories based upon an institution’s capital ratios. The capital categories, in declining order, are: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an undercapitalized bank: restrict dividends and management fees, restrict asset growth and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is significantly undercapitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks and restrict compensation to any senior executive officer. When a bank becomes critically undercapitalized, (i.e., the ratio of tangible equity to total assets is equal to or less than 2 percent), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically undercapitalized during the calendar quarter beginning 270 days after the date on which the bank became critically undercapitalized.

      To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of at least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8 percent. To be categorized as “well capitalized,” the Bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions that we believe have changed the Bank’s category.

      See Note 8 to the Consolidated Financial Statements.

  Safety and Soundness Standards

      Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the Federal Deposit Insurance Act. The final regulations establish deadlines for submission and review of such safety and soundness compliance plans.

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

  Premiums for Deposit Insurance

      The FDIC has implemented a risk-based assessment system, under which an institution’s deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

      Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank’s case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations. The Bank is currently considered a “Well Capitalized Group A” institution and, therefore, is not subject to any quarterly FDIC Bank Insurance Fund (“BIF”) assessments. This could change in the future based on the capitalization of the BIF.

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

  Community Reinvestment Act and Fair Lending Developments

      Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) amended the CRA to require public disclosure of an institution’s CRA rating and require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in December 2001, the Bank received a rating of “Satisfactory.”

  Gramm-Leach-Bliley Act

      The present bank regulatory scheme is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been a significant regulatory change in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies may engage. Under the Gramm-Leach-Bliley Act enacted by Congress on November 12, 1999, banks and bank holding companies may now affiliate with insurance and securities companies. In part as a result of these changes, banks are now actively competing with other types of non-depository institutions, such as money market funds, brokerage firms, insurance companies and other financial services enterprises. To date these changes in the regulatory scheme have had little impact on the Bank.

  Governmental Monetary Policy

      The Company’s and Bank’s business and earnings depend in large part on differences in interest rates. One of the most significant factors affecting the Company’s and the Bank’s earnings is the difference between (1) the interest rates paid by the Bank on its deposits and its other borrowings (liabilities) and (2) the interest rates received by the Bank on loans made to its customers and securities held in its investment portfolio (assets). The value of and yield on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Therefore, the earnings and growth of the Company and the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, including the Federal Reserve System, whose function is to regulate the national supply of bank credit in order to influence inflation and overall economic growth. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans, earned on investments or paid for deposits.

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

      Competition may increase in the future as a result of regulatory change in the financial services industry. We expect to face increased competitive pressure from non-banking sources as a result of the Gramm-Leach-Bliley Act, which permits banks and bank holding companies to affiliate more easily with other financial service institutions, such as insurance companies and brokerage firms.

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

      The Bank’s profitability, like that of most banking institutions, depends to a large extent upon its net interest income. Net interest income is the difference between interest income received on interest-earning assets, including loans and securities, and the interest paid on interest-bearing liabilities, including deposits and borrowings. Accordingly, the Bank’s results of operations and financial condition depend largely on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements.

      The Bank tries to manage its interest rate risk exposure by closely monitoring its assets and liabilities in an effort to reduce the effects of changes in interest rates primarily by altering the mix and maturity of the Bank’s loans, investments and funding sources.

      Currently, the Bank’s income would be minimally changed due to changes in the interest rate environment. However, the current prolonged low rate environment has had an adverse effect on the Bank’s net interest income by decreasing the spread between the rates earned on assets and paid on liabilities. Changes in interest rates also affect the volume of loans originated by the Bank, as well as the value of its loans and other interest-earning assets, including investment securities.

      In addition, changes in interest rates may result in an increase in higher cost deposit products within the Bank’s existing portfolio, as well as a flow of funds away from bank accounts into direct investments (such as U.S. Government and corporate securities, and other investment instruments such as mutual funds) to the extent that the Bank does not pay competitive rates of interest. “See Quantitative and Qualitative Disclosures About Market Risk.”

We may incur liabilities under federal and state environmental laws with respect to foreclosed properties.

      Approximately 80% of the loans held by the Bank as of December 31, 2002 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. The Bank currently does not own any property acquired on foreclosure. However, the Bank has in the past and may in the future acquire properties through foreclosure on loans in default. Under federal and state environmental laws, the Bank could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties acquired by the Bank on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean up costs under federal or state environmental laws.

A downturn in the economy in our market area would adversely affect our loan portfolio and our growth potential.

      Our lending market area is concentrated in Westchester County, New York and, to a growing but lesser extent, Bronx County, New York and Manhattan, New York with a primary focus on small to medium-sized businesses located in this area. Accordingly, the asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.

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

Our profitability depends on our customers’ ability to repay their loans and our ability to make sound judgments concerning credit risk.

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

Available Information

      The Company’s website address is http://www.hudsonvalleybank.com. The Company does not yet post its periodic reports filed with the Securities and Exchange Commission on its website, but is investigating various ways to make the reports available on or through its website. The Company expects that, beginning sometime in the second quarter of 2003, it will start to make available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company provides electronic or paper copies of its filings free of charge upon request.

ITEM 2 — PROPERTIES

      The principal executive offices of the Company and the Bank, including administrative and operating departments, are located at 21 Scarsdale Road, Yonkers, New York, in premises that are owned by the Bank. The Bank’s main branch is located at 35 East Grassy Sprain Road, Yonkers, New York, in premises that are leased by the Bank.

      In addition to the main branch, the Bank operates 13 branches in Westchester County, New York. The following seven branches are owned by the Bank: 37 East Main Street, Elmsford, New York; 61 South Broadway, Yonkers, New York; 150 Lake Avenue, Yonkers, New York; 865 McLean Avenue, Yonkers, New York; 512 South Broadway, Yonkers, New York; 21 Scarsdale Road, Yonkers, New York; and 664 Main Street, Mount Kisco, New York. The following six branches are leased by the Bank: 403 East Sandford Boulevard, Mount Vernon, New York; 1835 East Main Street, Peekskill, New York; 500 Westchester Avenue, Port Chester, New York; 233 Marble Avenue, Thornwood, New York; 328 Central Avenue, White Plains, New York, and Five Huguenot Street, New Rochelle, New York.

      In addition to the branches in Westchester County, the Bank operates two branches in Bronx, New York, one at 3130 East Tremont Avenue and one at 975 Allerton Avenue, both in premises leased by the Bank. The Bank also operates one branch in Manhattan, New York at 60 East 42nd Street, New York, New York in premises leased by the Bank.

      Of the leased properties, 2 properties, located in Thornwood and Bronx, New York, have lease terms that expire within the next 2 years, with each lease subject to the Bank’s renewal option. The Bank expects to exercise its renewal option on the leases of each of these properties. Two properties, located in White Plains and Yonkers, New York, have leases expiring in 2003, with no additional renewals. The Bank has negotiated new leases on both properties.

      The Bank also operates 8 ATM machines, 6 of which are located in the Bank’s facilities. Two ATMs are located at different off-site locations — Yonkers General Hospital in Yonkers, New York; and St. Joseph’s Hospital in Yonkers, New York.

      In the opinion of management, the premises, fixtures and equipment used by the Company and the Bank are adequate and suitable for the conduct of their businesses. All facilities are well maintained and provide adequate parking.

ITEM 3 — LEGAL PROCEEDINGS

      Various claims and lawsuits are pending against the Company and its subsidiaries in the ordinary course of business. In the opinion of management, after consultation with legal counsel, resolution of each matter is not expected to have a material effect on the financial condition or results of operations of the Company and its subsidiaries.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders of Hudson Valley Holding Corp during the fourth quarter of 2002.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s common stock was held of record as of March 3, 2003 by approximately 737 shareholders. The Company’s common stock trades on a limited and sporadic basis in the over-the-counter market under the symbol “HUVL”. A very limited and sporadic public trading market has developed. The Company has historically purchased shares of common stock from shareholders at a price that the Company believes to be the fair market value at the time. Some of these purchases are made pursuant to Stock Restriction Agreements which give the Company a right of first refusal if the shareholder wishes to sell his or her shares. The majority of transactions in the Company’s common stock are sales to the Company or private transactions. There can be no assurance that the Company will purchase any additional stock in the future.

      The table below sets forth the high and the low prices per share at which the Company purchased shares of its common stock from shareholders in 2002 and 2001. The price per share has been adjusted to reflect the 10 percent stock dividends to shareholders in December 2002 and 2001.

	2002		2001

	High	Low	High	Low

First Quarter	$36.82	$33.27	$32.03	$27.89
Second Quarter	38.18	33.41	32.03	29.14
Third Quarter	41.82	34.55	37.19	30.16
Fourth Quarter	39.09	33.18	35.45	31.41

      The foregoing prices were not subject to retail markup, markdown or commission.

      In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows: In 2002, $0.31 per share to holders of record on February 4; $0.34 to shareholders of record May 6, August 5 and November 4. In 2001, $0.26 per share to holders of record on February 5; $0.28 to shareholders of record May 7, August 6 and November 5. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2002 and 2001.

      Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 2, 2002 and December 3, 2001.

      Effective December 2, 2002, the Board of Directors of the Company adjusted the price at which the Company would purchase shares to $36.50 per share, taking into consideration the ten percent stock dividend to shareholders in December 2002.

      Any funds which the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from the Bank and secondarily from sales of common stock pursuant to the Company’s stock option plan. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and its ability to transfer funds to the Company in the form of cash dividends and otherwise. The Company is a separate and distinct legal entity from the Bank. The Company’s right to participate in any distribution of the assets or earnings of the Bank is subordinate to prior claims of creditors of the Bank.

There is currently no active market for the common stock and there can be no assurance that a market will develop.

      Our common stock trades from time to time in the over-the-counter bulletin board market under the symbol “HUVL”. Trading in this market is sporadic. In the absence of an active market for our common stock, there can be no assurance that a shareholder will be able to find a buyer for his or her shares. Stock prices as a whole may also be lower than they would be if an active market were to develop, and may tend to fluctuate more dramatically.

      We have determined not to apply, at this time, for the listing of the common stock on a securities exchange. If we do apply in the future for such listing, there can be no assurance that the common stock will be listed on any securities exchange. Even if we successfully list the common stock on a securities exchange, there can be no assurance that any organized public market for the securities will develop or that there will be any private demand for the common stock. We could also fail to meet the requirements for continued inclusion on such exchange, such as requirements relating to the minimum number of public shareholders or the aggregate market value of publicly held shares.

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

      Dividends from the Bank are the only significant source of cash for the Company. However, there are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal and state bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. The Company paid a cash dividend to our shareholders of $1.32 per share in 2002, $1.10 per share in 2001 and $0.92 per share in 2000 (adjusted for subsequent stock dividends). Under applicable banking statutes, at December 31, 2002, the Bank could have declared dividends of approximately $21.1 million to the Company without prior regulatory approval. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to shareholders.

      Federal and state agencies require the Company and the Bank to maintain adequate levels of capital. The failure to maintain adequate capital or to comply with applicable laws, regulations and supervisory agreements could subject the Company, the Bank or its subsidiaries to federal and state enforcement provisions, such as the termination of deposit insurance, the imposition of substantial fines and other civil penalties and, in the most severe cases, the appointment of a conservator or receiver for a depositary institution. Moreover, dividends can be restricted by any of the Bank’s regulatory authorities if the agency believes that the Bank’s financial condition warrants such a restriction.

      In addition, the Company’s ability to declare and pay dividends is restricted under the New York Business Corporation Law, which provides that dividends may only be paid by a corporation out of its surplus.

      In the event of a liquidation or reorganization of the Bank, the ability of holders of debt and equity securities of the Company to benefit from the distribution of assets from the Bank upon any such liquidation or reorganization would be subordinate to prior claims of creditors of the Bank (including depositors), except to the extent that the Company’s claim as a creditor may be recognized. The Company is not currently a creditor of the Bank.

Equity Compensation Plan Information

      The following table sets forth information regarding the Company’s Stock Option Plans. All equity compensation plans have been approved by the Company’s stockholders. The amounts presented are as of December 31, 2002, and do not include awards made in January 2003. Additional details related to the Company’s equity compensation plans are provided in Notes 1 and 8 to the consolidated financial statements.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by stockholders	466,414	$23.96	703,458

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,

	2002	2001	2000	1999	1998

	(000’s except share data)
Operating Results:
Total interest income	$84,743	$89,878	$87,266	$70,816	$62,445
Total interest expense	22,982	32,517	40,785	29,658	27,622

Net interest income	61,761	57,361	46,481	41,158	34,823
Provision (credit) for loan losses	3,902	4,380	1,144	600	(300)
Income before income taxes	30,744	28,376	21,983	18,648	15,821
Net income	21,584	18,881	16,158	14,004	12,254
Basic earnings per common share	3.69	3.29	2.85	2.49	2.19
Diluted earning per common share	3.59	3.20	2.77	2.43	2.13
Weighted average shares outstanding	5,847,879	5,745,852	5,668,855	5,631,561	5,592,055
Adjusted weighted average shares outstanding	6,008,427	5,900,649	5,832,671	5,758,229	5,756,149
Cash dividends per common share	$1.32	$1.10	$0.92	$0.76	$0.62

	December 31,

	2002	2001	2000	1999	1998

Financial Position:
Securities	$743,884	$624,209	$655,029	$634,973	$565,616
Loans, net	642,438	600,377	506,101	412,914	308,131
Total assets	1,506,883	1,372,453	1,289,970	1,147,472	939,802
Deposits	1,027,176	888,377	879,575	754,846	627,297
Borrowings	327,383	352,720	285,831	313,718	223,683
Stockholders’ equity	136,807	113,342	93,345	68,310	75,696

Financial Ratios

      Significant ratios of the Company for the periods indicated are as follows:

	December 31,

	2002	2001	2000	1999	1998

Earnings Ratios
Net income as a percentage of:
Average earning assets	1.58%	1.51%	1.41%	1.39%	1.40%
Average total assets	1.50	1.43	1.32	1.31	1.32
Average total stockholders’ equity(1)	18.72	18.74	18.61	18.60	18.44
Capital Ratios
Average total stockholders’ equity to average total assets(1)	8.02%	7.64%	7.12%	7.06%	7.16%
Average net loans as a multiple of average total stockholders’ equity(1)	5.37	5.56	5.15	4.72	4.20
Leverage capital	8.28	7.90	7.30	7.20	7.40
Tier 1 capital (to risk weighted assets)	17.05	15.36	14.80	15.70	19.40
Total risk-based capital (to risk weighted assets)	18.30	16.47	15.60	16.50	20.20
Other
Allowance for loan losses as a percentage of year-end loans	1.76%	1.31%	0.94%	0.97%	1.00%
Loans (net) as a percentage of year-end total assets	42.63	43.74	39.23	35.98	32.79
Loans (net) as a percentage of year-end total deposits	62.54	67.58	57.54	54.70	49.12
Securities as a percentage of year-end total assets	49.37	45.48	50.78	55.34	60.18
Average interest earning assets as a percentage of average interest bearing liabilities	147.71	138.43	133.91	134.46	134.74
Dividends per share as a percentage of diluted earnings per share	36.69	34.38	33.21	31.28	29.11

(1)	Excludes unrealized gains in 2002, 2001, 2000 and 1998 and unrealized losses in 1999, net of tax, on securities available for sale

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2002 and 2001, and consolidated results of operations for each of the three years in the period ended December 31, 2002. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., and HVB Realty Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

      Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are more fully described in the Accounting Policy note to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require management to make estimates and judgements, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors.

      Allowance for Loan Losses — The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

      The formula component is calculated by applying loss factors to outstanding loans by type. Loss factors are based on historical loss experience. The introduction of new loan types, for which there has been no historical loss experience, as explained further below, is one of the considerations in determining the appropriateness of the unallocated component.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2002 and 2001. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examination.

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

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at December 31, 2002 and 2001. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2002

  Summary of Results

      The Company reported net income of $21.6 million for the year ended December 31, 2002, a 14.3 percent increase over 2001. Net income was $18.9 million for the year ended December 31, 2001, a 16.9 percent increase over 2000 net income of $16.2 million. The increase in 2002 net income, compared to 2001, reflects higher net interest income, higher non interest income and net gains on securities transactions, a lower provision for loan losses and a lower effective tax rate partially offset by higher operating expenses. The increase in 2001 net income, compared to 2000, primarily reflects higher net interest income and higher non interest income partially offset by a higher provision for loan losses, higher operating expenses, a higher effective tax rate and net losses on security transactions.

      Diluted earnings per share of $3.59 in 2002 increased 12.3 percent over the $3.20 recorded in 2001, while diluted earnings per share increased 15.5 percent in 2001 compared to the $2.77 recorded in 2000, reflecting the higher net income. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed on December 4, 2002. Return on average equity (excluding the available for sale securities unrealized gain in 2002, 2001 and 2000) was 18.72 percent in 2002, compared to 18.74 percent in 2001, and 18.61 percent in 2000. Return on average assets (excluding the available for sale securities unrealized gain in 2002, 2001 and 2000) was 1.50 percent in 2002, compared to 1.43 percent in 2001, and 1.32 percent in 2000.

      Net interest income for 2002 rose to $61.8 million, a 7.8 percent increase over the $57.4 million recorded in 2001, while 2001 net interest income increased 23.4 percent compared to the $46.5 million recorded in 2000. The 2002 increase over 2001 was primarily due to a $117.1 million growth in the average balance of interest earning assets which was in excess of the $22.5 million growth in the average balance of interest bearing liabilities, partially offset by a decrease in the tax equivalent basis net interest margin. The 2001 increase over 2000 was primarily due to a $105.5 million growth in the average balance of interest earning assets, which was in excess of the $48.2 million growth in the average balance of interest bearing liabilities, together with an increase in the tax equivalent basis interest rate margin. The 2002 increase in average interest earning assets was due to growth in loans, the Company’s highest yielding asset, together with an increase in short term federal funds. The increase in federal funds resulted from managements’ caution in deploying available liquidity from deposit growth and maturing assets into longer term assets in light of the current low interest rate environment. The 2001 increase in average interest earning assets was primarily due to loan growth. The net interest rate margin, on a tax equivalent basis, decreased in 2002 to 4.82% compared to 4.89% in 2001, which increased compared to 4.36% in 2000. The decrease in the 2002 tax equivalent basis net interest margin resulted primarily from a $2.6 million interest penalty incurred as a result of managements’ decision to prepay $21 million of the Company’s long term borrowings in an effort to reduce the impact of the current trend of margin compression which has resulted from the protracted period of low interest rates. Excluding the prepayment penalty, the tax equivalent basis net interest margin for 2002 was 5.01%. If interest rates continue at current levels, management anticipates continued downward pressure on the net interest margin as higher yielding fixed rate assets prepay or mature. The increase in 2001 resulted from, in addition to the aforementioned growth in net interest earning assets, a generally faster repricing of certain interest bearing liabilities than that of certain interest earning assets during an extended period of declining interest rates. Non interest income, excluding securities gains and losses, for 2002 increased to $3.3 million compared to $2.6 million in 2001, which increased from $1.9 million in 2000. The increases were due to higher service charge income and increases in the value of interest rate floor contracts. Sales of investment securities resulted in a net gain of $54,000 in 2002, net loss of $180,000 in 2001 and net gain of $692,000 in 2000, respectively. The overall increases in revenues were partially offset by increases in non interest expense of $3.5 million and $1.1 million in 2002 and 2001, respectively, reflecting increases in such expenses as employee salaries and benefits, occupancy and equipment expense and other expenses, as a result of the Company’s continuing growth, investment in people, technology, products and branch facilities. The effective tax rate in 2002, compared to 2001, decreased primarily due to the increase in tax exempt interest as a percentage of total interest income and a reduction in the New York State Corporate tax rate. The higher effective tax rate in 2001 compared to 2000 increased primarily due to the decrease in tax exempt income as a percentage of total interest income and an increase in the statutory federal income tax rate from 34% to 35%.

      The Company’s total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8 percent, as the total ratio equaled 18.3 percent and 16.5 percent at December 31, 2002 and 2001, respectively. The leverage capital ratio was 8.3 percent and 7.9 percent at December 31, 2002 and 2001, respectively.

Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2002 and 2001 and 34 percent in 2000.

	(000’s except percentages)
	Year ended December 31,

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

ASSETS
Interest earning assets:
Deposits in banks	$3,201	$38	1.19%	—	—	—	—	—	—
Federal funds sold	80,747	1,364	1.69	$23,954	$759	3.17%	$11,661	$735	6.30%
Securities:(1)
Taxable	505,152	27,098	5.36	519,852	33,804	6.50	547,619	37,336	6.82
Exempt from federal income taxes	161,321	11,960	7.41	148,048	11,189	7.56	140,782	10,489	7.45
Loans, net(2)	619,098	48,469	7.83	560,584	48,042	8.57	446,843	42,272	9.46

Total interest earning assets	1,369,519	88,929	6.49	1,252,438	93,794	7.49	1,146,905	90,832	7.92

Non interest earning assets:
Cash and due from banks	35,012			31,485			28,509
Other assets	31,949			35,144			44,680

Total non interest earning assets	66,961			66,629			73,189

Total assets	$1,436,480			$1,319,067			$1,220,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$250,634	$3,439	1.37%	$155,058	$3,802	2.45%	$148,663	$4,323	2.91%
Savings	57,629	347	0.60	52,988	610	1.15	51,472	777	1.51
Time	184,723	3,571	1.93	320,408	13,379	4.18	339,305	19,802	5.84
Checking with interest	76,759	528	0.69	61,697	659	1.07	62,049	840	1.35
Securities sold under repurchase agreements and other short-term borrowings	148,555	2,317	1.56	154,311	5,855	3.79	165,993	10,181	6.13
Other borrowings	208,886	12,780	6.12	160,255	8,212	5.12	89,011	4,862	5.46

Total interest bearing liabilities	927,186	22,982	2.48	904,717	32,517	3.59	856,493	40,785	4.76

Non interest bearing liabilities:
Demand deposits	380,015			297,197			255,386
Other liabilities	14,007			16,401			21,395

Total non interest bearing liabilities	394,022			313,598			276,781

Stockholders’ equity(1)	115,272			100,752			86,820

Total liabilities and stockholders’ equity(1)	$1,436,480			$1,319,067			$1,220,094

Net interest earnings		$65,947			$61,277			$50,047

Net yield on interest earning assets			4.82%			4.89%			4.36%

(1)	Excludes unrealized gains and losses on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effect of adjustment to a tax equivalent basis was $4,186, $3,916 and $3,566 for the years ended December 31, 2002, 2001 and 2000, respectively.

Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2002 and 2001, and the years ended December 31, 2001 and 2000, on a tax equivalent basis.

	(000’s)

	2002 Compared to 2001			2001 Compared to 2000
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in banks	$120	$(82)	$38	—	—	—
Federal funds sold	1,800	(1,195)	605	$775	$(751)	$24
Securities:
Taxable	(956)	(5,750)	(6,706)	(1,893)	(1,639)	(3,532)
Exempt from federal income taxes	1,003	(232)	771	541	159	700
Loans, net	5,015	(4,588)	427	10,760	(4,990)	5,770

Total interest income	6,982	(11,847)	(4,865)	10,183	(7,221)	2,962

Interest expense:
Deposits:
Money market	2,344	(2,707)	(363)	186	(707)	(521)
Savings	53	(316)	(263)	23	(190)	(167)
Time	(5,666)	(4,142)	(9,808)	(1,103)	(5,320)	(6,423)
Checking with interest	161	(292)	(131)	(5)	(176)	(181)
Securities sold under repurchase agreements and other short-term borrowings	(218)	(3,320)	(3,538)	(717)	(3,609)	(4,326)
Other borrowings	2,492	2,076	4,568	3,892	(542)	3,350

Total interest expense	(834)	(8,701)	(9,535)	2,276	(10,544)	(8,268)

Increase (decrease) in interest differential	$7,816	$(3,146)	$4,670	$7,907	$3,323	$11,230

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The impact of declining interest rates particularly in 2001 and continuing throughout 2002 has presented challenges to the Company’s asset liability management efforts. This rate environment has resulted in greatly accelerated prepayments of loans and mortgage backed securities and calls of U.S. agency securities as consumers and companies prepay or refinance existing debt. Additionally, the Company has seen a shift of customer time deposits into interest bearing demand deposits and increases in the projected average lives of callable longer term borrowings. The initial impact of the sharp decline of interest rates on the Company’s net interest income throughout 2001, and to a lesser extent, in early 2002 was positive. This was due to repayment of higher yielding fixed rate assets being considerably slower than the more immediate impact on the repricing of interest bearing liabilities, particularly interest bearing demand deposits and short term time deposits. Throughout this period, the Company has made efforts to appropriately reposition its securities portfolio and funding sources in response to these changes to maintain or minimize the decline of its net interest income while maintaining prudence in its asset and interest rate risk profiles. This resulted in an overall reduction in the average life of the securities portfolio and generally lower yields on interest earning assets as well as lower costs on interest bearing liabilities. These efforts, when combined with continued growth in the core businesses of loans and deposits enabled the Company to maintain and grow net interest income in 2002 and 2001. The Company anticipates continued downward pressure on net interest income if interest rates continue at these current low levels.

      Net interest income of $65.9 million, on a tax equivalent basis, for 2002 reflects a 7.5 percent increase over the $61.3 million for 2001. Net interest income, on a tax equivalent basis, for 2001 reflects an increase of 22.4 percent over the $50.0 million for 2000. Tax equivalent basis net interest income rose $4.7 million in 2002, compared to 2001, primarily as a result of an increase in the excess of average interest earning assets over average interest bearing liabilities to $442.3 million in 2002 from $347.7 million in 2001 partially offset by a decrease in net interest margin. The 2002 decrease in net interest margin as, compared to 2001, resulted from a $2.6 million interest penalty from a prepayment of $21 million of the Company’s long term borrowings incurred as part of ongoing asset liability management. Tax equivalent net interest income rose $11.2 million in 2001, compared to 2000 as a result of an increase in the excess of average interest earning assets over average interest bearing liabilities to $347.7 million in 2001 from $290.4 million in 2000 and an increase in the net interest margin for 2001 compared to 2000.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Sharply lower interest rates and a slight volume decrease in securities available for sale, partially offset by volume increases in loans and Federal funds sold contributed to lower interest income in 2002, compared to 2001. Volume increases in loans and Federal funds sold, partially offset by lower volume in securities together with sharply lower overall interest rates contributed to only slightly higher interest income in 2001 compared to 2000. Average interest earning assets increased in 2002 to $1,369.5 million from $1,252.4 million in 2001 and from $1,146.9 million in 2000, reflecting a 9.3 percent and 9.2 percent increase in 2002 and 2001, respectively. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

      Securities are the largest component of interest earning assets. Average total securities, excluding average net unrealized gains in 2002 and 2001 and losses in 2000 on available for sale securities, decreased slightly in 2002 by $1.4 million or 0.2 percent to $666.5 million compared to $667.9 million in 2001, which decreased $20.5 million or 3.0 percent compared to $688.4 million in 2000. Total securities, excluding net unrealized gains, increased at December 31, 2002 by $107.5 million or 17.5 percent to $721.9 million compared to $614.4 million at December 31, 2001, which decreased $40.3 million or 6.2 percent compared to December 31, 2000. The slight decrease in average total securities in 2002 compared to 2001 reflects volume decreases in U.S. agency securities essentially offset by volume increases in mortgage backed securities, including collateralized mortgage obligations (“CMOs”), short-term U.S. Treasury securities and obligations of states and political subdivisions. During 2002, the Company experienced continued acceleration of paydowns and calls of U.S. agency and mortgage backed securities due to the persistence of the declining interest rate environment throughout the year. The reinvestment of the majority of the paydowns and calls into short term securities and shorter duration mortgage backed securities and CMOs reflects management’s desire to maintain a securities portfolio with a relatively short average life. Management believes this strategy is appropriate in the current low interest rate environment even though a shorter average life portfolio results in lower yields. In the fourth quarter of 2002, the Bank invested approximately $150 million of this liquidity into short term Treasury securities, which resulted in the increase in the total portfolio at year end 2002 compared to year end 2001. Therefore, tax equivalent basis income on securities decreased in 2002 primarily due to lower interest rates. The decrease in average total securities in 2001 compared to 2000 is offset by an increase in short-term Federal funds. In 2001, due to steadily declining interest rates particularly towards the end of the year, the Company experienced an increase in calls and an acceleration of paydowns in U.S. agency securities and mortgage backed securities. The Company had not fully redeployed these additional funds into longer-term instruments due to the declining interest rate environment. Therefore, tax equivalent basis interest income on securities decreased in 2001 as a result of both lower volume and lower interest rates.

      Average net loans increased in 2002 by $58.5 million or 10.4 percent to $619.1 million compared to $560.6 million in 2001, which increased $113.8 million or 25.5 percent compared to $446.8 million in 2000. Net loans increased $42.0 million or 7.0 percent to $642.4 million at December 31, 2002 compared to $600.4 million at December 31, 2001, which increased $94.3 million or 18.6 percent compared to $506.1 million at December 31, 2000. The increases in average net loans in 2002 and 2001 were primarily due to the Company’s greater emphasis on making new loans through more effective market penetration in its primary market. Interest rates were considerably lower in 2002 than in 2001 and in 2001 than in 2000 and as a result, interest income on net loans increased in 2002 and 2001 as a result of higher volume, partially offset by lower interest rates.

      Interest expense is a function of the volume of and rates paid, for interest bearing liabilities, comprised of deposits and borrowings. Interest expense in 2002 decreased $9.5 million or 29.3 percent to $23.0 million while interest expense in 2001 decreased $8.3 million, or 20.3 percent to $32.5 million, compared to $40.8 million in 2000. Average balances of interest bearing liabilities increased in 2002 by $22.5 million or 2.5 percent to $927.2 million compared to $904.7 million in 2001, which increased $48.2 million or 5.6 percent compared to $856.5 million in 2000. The increase in average interest bearing liabilities in 2002 was due to increases in interest bearing demand deposits and other borrowings, partially offset by decreases in brokered certificates of deposit and time deposits of municipalities, which are acquired on a bid basis, other time deposits and short term borrowings. The increase in interest bearing demand deposits resulted from growth in existing customer relationships and branches as well as from new relationships, including growth from three new branches opened in 2002. The increase in average interest bearing liabilities in 2001 was due to increases in interest bearing demand deposits and, excluding brokered certificates of deposit and time deposits of municipalities, which are acquired on a bid basis, increases in time deposits. These increases resulted from growth in existing customer relationships and branches as well as from new relationships, including growth from a new branch in the Bronx, New York, opened in 1999. The combined aggregate balances of brokered certificates of deposit, time deposits of municipalities, short-term borrowings and other borrowings also increased in 2001. This increase reflects management’s continuing effort to effectively leverage capital. Overall increases in funding were invested in loans, securities or short-term investments. Interest rates paid on average interest bearing liabilities decreased in 2002, compared to 2001, and in 2001 compared to 2000 due primarily to a sharply lower interest rate environment. In December 2002, the Company prepaid $21 million of its long term borrowings as part of its ongoing asset liability management. A prepayment penalty of $2.6 million was incurred as a result of the transaction and is included in interest expense on other borrowings. This increased the average cost of other borrowings for 2002 to 6.1%. Excluding this transaction, the average cost of other borrowings in 2002 decreased to 4.85%, compared to 5.12% in 2001. Therefore, interest expense on average interest bearing liabilities decreased in 2002 and 2001 due to lower interest rates, partially offset by higher volume. The average balance of non interest bearing demand deposits which increased in 2002 to $380.0 million from $297.2 million in 2001, compared to $255.4 million in 2000, is an important component of the Company’s liability management and has a direct impact on the determination of net interest income.

      The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2002 is as follows:

	2002	2001	2000

Average interest rate on:
Total average interest earning assets	6.49%	7.49%	7.92%
Total average interest bearing liabilities	2.48	3.59	4.76
Total interest rate spread	4.01	3.90	3.16

      In 2002 and 2001, the interest rate spread increased as the declining interest rate environment reduced the average cost of interest bearing liabilities at a faster rate than it reduced the yield on interest earning assets. Increases in loans and non interest bearing demand deposits also contributed to the increase interest rate spread in 2002 and 2001. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Non Interest Income

      Non interest income increased 39.9 percent to $3,401,000 in 2002 from $2,431,000 in 2001. Non interest income for 2001 was $2,431,000 compared to $2,548,000 for 2000. The increase in non interest income in 2002 compared to 2001 was the result of gains on security transactions, higher service fees and higher other income. The decrease in non interest income in 2001 compared to 2000 was the result of losses on security transactions partially offset by slightly higher services fees and higher other income.

      Net gains on securities transactions of $54,000, net losses on securities transactions of $180,000 and net gains on securities transactions of $692,000 for the years ended December 31, 2002, 2001 and 2000, respectively, principally resulted from the sale of securities to restructure the portfolio, manage cash flow and enhance portfolio yield, and efforts to manage the Company’s overall interest rate risk in response to changes in interest rates or changes in composition of the balance sheet.

      Service charges increased by 34.2 percent in 2002 and by 5.8 percent in 2001. The increases reflect a higher level of accounts and fees charged.

      Other income increased $329,000, or 23.2 percent, to $1,748,000 in 2002 from $1,419,000 in 2001. Other income increased to $1,419,000 in 2001 compared to $729,000 in 2000. The increase in other income in 2002 and 2001 was primarily the result of an increase in the fair value of interest rate floors contracts of $1,105,000 and $832,000, respectively.

Non Interest Expense

      Non interest expense rose to $30.5 million for 2002, or a 13.0 percent increase over the $27.0 million for 2001, compared to a 4.4 percent increase in 2001 over the $25.9 million in 2000. These increases reflect the overall growth of the Company. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on security transactions) was 44.0 percent in 2002, compared to 42.3 percent in 2001 and 49.9 percent in 2000.

      Salaries and employee benefits, the largest component of non interest expense, rose 12.2 percent in 2002 to $17.1 million, compared to a 3.3 percent increase in 2001 to $15.3 million from $14.8 million for 2000. The Company opened three new branches in 2002, resulting in increased staff. The increases in both 2002 and 2001 also reflected the cost of additional personnel necessary for the Bank to accommodate the growth in both deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases. The 2002 increase included the effects of the Company’s election to expense employee stock options in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” Increases in salaries and employee benefits in both 2002 and 2001 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as higher costs associated with related payroll taxes.

	2002	2001	2000
Employees at December 31,
Full Time Employees	253	220	214
Part Time Employees	35	53	44

	(000’s except percentages)
Salaries and Employee Benefits
Salaries	$12,448	$10,891	$10,431
Payroll Taxes	993	861	828
Medical Plans	802	705	737
Incentive Compensation Plans	1,415	1,209	1,009
Deferred Compensation Plans	74	67	64
Employee Retirement Plans	1,059	1,050	825
Other	327	479	886

Total	$17,118	$15,262	$14,780

Percentage of total non interest expense	56.1%	56.5%	57.1%

      Occupancy expense increased 8.4 percent to $2.5 million in 2002 from $2.3 million in 2001. Occupancy expense was essentially unchanged in 2001 compared to 2000. The increase in 2002 was due to the opening of new branch offices as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the company’s facilities.

      Professional services increased 32.7 percent to $2.9 million in 2002 from $2.2 million in 2001, which was a 13.6 percent increase from $2.6 million for 2000. The increase in 2002 was due to higher audit costs, higher legal costs and professionals engaged to assist in the expansion of the Company’s management information services. The year 2001 professional services were lower than in 2000 due to additional professionals engaged to assist with first-time filings with the Securities and Exchange Commission and also due to professionals engaged to perform a customer satisfaction survey in 2000.

      Equipment expense increased 2.6 percent to $1,936,000 in 2002 from $1,887,000 in 2001, which was a 9.5 percent increase from $1,723,000 in 2000. The increase in 2002 reflected additional equipment necessary to support the three new branch facilities which opened in 2002. The increase in 2001 reflected the early retirement of certain equipment.

      Business development expense increased 33.2 percent to $1,490,000 in 2002 from $1,119,000 in 2001, which was a 18.0 percent increase over $948,000 in 2000. The increases reflected costs associated with increased general promotion of products and services, expanded business development efforts and promotion of three new branch offices which opened in 2002.

      FDIC assessment slightly decreased to $164,000 for 2002 compared to $166,000 for 2001 and $165,000 for 2000. The decrease in 2002 resulted from a decrease in the Bank’s assessment rate. The increase in 2001 primarily resulted from increases in the Bank’s deposits subject to FDIC assessment as well as a general increase in the overall assessment rate.

      Other operating expenses, as reflected in the following table, increased 7.1 percent in 2002 and increased 17.7 percent in 2001.

	2002	2001	2000

	(000’s except percentages)
Other Operating Expenses
Other insurance	$(128)	$(104)	$(36)
Stationery and printing	605	477	502
Communications expense	850	765	714
Courier expense	520	452	367
Other loan expense	194	248	160
Outside services	864	779	747
Dues, meetings and seminars	353	308	351
Other	1,115	1,158	664

Total	$4,373	$4,083	$3,469

Percentages of total non interest expense	14.3%	15.1%	13.4%

      The 2002 increases reflect higher outside service fees, higher customer service related expenses including communications and courier expenses, higher stationery and printing costs, and an increase in dues and seminar expense due to a expanded participation in such events, all related to the opening of three new branches, growth in customer, and growth in business activities. The 2002 decreases reflect a reduction in the estimates of net costs of certain life insurance programs, lower other loan expenses and slightly lower other expense.

      The 2001 increases reflect higher outside service fees, higher customer service related expenses including communications and courier expenses, higher other loan expenses including credit checking expense, and higher other expense, all related to growth in customers, growth in business activities and increases in charitable contributions. The 2001 decreases reflect a reduction in the estimates of net costs of certain life insurance programs, lower stationery and printing costs, and a reduction in dues and seminar expense due to a reduced participation in such events.

      To monitor and control the amount of non interest expenses, as well as non interest income, the Company continually monitors the system of internal budgeting, including analysis and follow up of budget variances.

Income Taxes

      Income taxes of $9,160,000, $9,495,000 and $5,825,000 were recorded in 2002, 2001 and 2000, respectively. The Company is currently subject to a statutory incremental Federal tax rate of 35 percent (34 percent for the first $10 million of taxable income), a New York State tax rate of 8.0 percent, plus a 17 percent surcharge and a New York City tax rate of 9 percent. The Company’s overall effective tax rate was 29.8 percent, 33.5 percent and 26.5 percent in 2002, 2001 and 2000, respectively. The decrease in the overall effective tax rate for 2002 reflects an increase in tax exempt interest income as a percentage of total interest income and a decrease in the New York State tax rate from 8.5% to 8.0%. The increase in the overall effective tax rate for 2001 primarily reflects higher federal taxes and a decrease in tax exempt interest income as a percentage of total interest income. In the normal course of business, the Company’s Federal and New York State Corporation tax returns are subject to audit. Currently, the Company’s New York State Corporation tax returns for tax years 1996 through 1998 are being audited by the New York State Department of Taxation and Finance. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2002 and 2001

  Securities Portfolio

      Securities are selected to provide safety of principal, liquidity, pledging capabilities (to collateralize certain deposits and borrowings), income and to leverage capital. The Company’s investment strategy focuses on maximizing income while providing for safety of principal, maintaining appropriate utilization of capital, providing adequate liquidity to meet loan demand or deposit outflows and to manage overall interest rate risk. The Company selects individual securities whose credit, cash flow, maturity and interest rate characteristics, in the aggregate, effect the stated strategies.

      The securities portfolio consists of securities available for sale totaling $743.9 million, $624.2 million and $655.0 million and Federal Home Loan Bank of New York (“FHLB”) stock totaling $10.5 million, $10.5 million and $9.5 million at December 31, 2002, 2001 and 2000, respectively.

      In accordance with SFAS No. 115, the Bank’s investment policies include a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held-to-maturity and carried at amortized cost. Securities held for indefinite periods of time and not intended to be held-to-maturity include the securities management intends to use as part of its asset/liability strategy and liquidity management and the securities that may be sold in response to changes in interest rates, resultant prepayment risks, liquidity demands and other factors. Such securities are classified as available for sale and are carried at fair value. All securities have been classified as available for sale at December 31, 2002, 2001 and 2000.

      Securities represent 48.7 percent, 53.3 percent and 60.0 percent of average interest earning assets in 2002, 2001 and 2000, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company’s ability to take advantage of leveraging opportunities.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at December 31:

2002 (000’s)

	Amortized			Estimated
Classified as Available for Sale	Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. Treasury and government agencies	$223,005	$1,671	$2	$224,674
Mortgage-backed securities	323,898	10,309	208	333,999
Obligations of states and political subdivisions	167,346	9,469	4	176,811
Other debt securities	6,714	288	—	7,002

Total debt securities	720,963	21,737	214	742,486
Equity securities	970	428	—	1,398

Total	$721,933	$22,165	$214	$743,884

2001 (000’s)

	Amortized			Estimated
Classified as Available for Sale	Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. Treasury and government agencies	$105,838	$1,344	$399	$106,783
Mortgage-backed securities	348,116	5,052	398	352,770
Obligations of states and political subdivisions	155,742	4,275	484	159,533
Other debt securities	3,817	25	40	3,802

Total debt securities	613,513	10,696	1,321	622,888
Equity securities	872	449	—	1,321

Total	$614,385	$11,145	$1,321	$624,209

2000 (000’s)

	Amortized			Estimated
Classified as Available for Sale	Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. Treasury and government agencies	$225,591	$546	$2,923	$223,214
Mortgage-backed securities	281,663	1,322	2,216	280,769
Obligations of states and political subdivisions	144,024	3,735	311	147,448
Other debt securities	2,564	—	182	2,382

Total debt securities	653,842	5,603	5,632	653,813
Equity securities	851	365	—	1,216

Total	$654,693	$5,968	$5,632	$655,029

      The following table presents the amortized cost of securities available for sale at December 31, 2002, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After 1 but within		After 5 but within
	Within 1 Year		5 Years		10 Years		After 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(000’s except percentages)
U.S. Treasury and government agencies	$212,796	2.63%	$10,209	4.83%	—	—	—	—	$223,005	2.73%
Mortgage-backed securities	172,615	5.34	124,932	5.16	$23,716	5.68%	$2,635	5.69%	323,898	5.29
Obligations of states and political subdivisions	18,487	6.02	77,263	7.49	69,889	7.33	1,707	7.42	167,346	7.26
Other debt securities	750	5.07	1,567	7.71	3,885	5.31	512	7.42	6.714	6.01

Total	$404,648	3.94%	$213,971	6.01%	$97,490	6.85%	$4,854	6.48%	$720,963	4.96%

Estimated fair value	$412,701		$222,380		$102,350		$5,055		$742,486

      Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The total balances held of such securities was $224.7 million, $106.8 million and $223.2 million at December 31, 2002, 2001 and 2000, respectively. The December 31, 2002 balance increased $117.9 million resulting from $646.6 million in purchases, and other increases of $2.0 million, offset by $530.7 million of maturities and calls. The December 31, 2001 balance decreased $116.4 million, resulting from $106.1 million in purchases and other increases of $3.9 million offset by $178.6 million of maturities and calls and sales of $47.8 million. In 2002, purchases and maturities included $574.2 million and $424.4 million, respectively, of short-term U.S. Treasury and government agency obligations with remaining maturities of less than 60 days at the time of purchase. The Company has increased the amount of short-term investments as part of it’s ongoing asset/liability management during the current low interest rate environment. For 2001, purchases consisted primarily of callable U.S. government agency bonds that offered attractive yields. The calls resulted from generally lower interest rates at the time of the calls. The sales were conducted as part of the Company’s ongoing portfolio management.

      The Company invests in mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), that are primarily issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC and, to a lesser extent, such securities issued by others. GNMA securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. FNMA and FHLMC guarantee the payment of interest at the applicable certificate rate and the full collection of the mortgages backing the securities; however, such securities are not backed by the full faith and credit of the U.S. Treasury. At December 31, 2002 and 2001, the Company held $12.8 million of mortgage-backed securities issued by private issuers who have “AAA” ratings issued by Standard and Poors, a nationally recognized credit rating organization.

      Mortgage-backed securities, including CMO’s, decreased $18.8 million to $334.0 million and increased $72.0 million to $352.8 million at December 31, 2002 and 2001, respectively, as compared to the $280.8 million at December 31, 2000. The decrease in 2002 was due to principal paydowns and redemptions of $241.3 million and sales of $0.8 million offset by purchases of $220.4 million and other increases of $2.9 million. The increase for 2001 results from purchases of $179.8 million and other increases of $3.8 million, offset by principal paydowns of $111.6 million. The purchases were fixed and variable rate mortgage-backed securities with average lives of less than ten years at the time of purchase.

      During 2002, purchases of fixed rate mortgage-backed securities of $170.8 million and other increases of $3.8 million were offset by principal paydowns of $226.3 million. During 2002, purchases of adjustable rate mortgage-backed securities of $49.6 million were partially offset by sales of $0.8 million, principal paydowns of $15.0 million and other reductions of $0.9 million. During 2001, purchases of fixed rate mortgage-backed securities totaling $157.4 million and other increases of $0.3 million were partially offset by principal paydowns of $89.7 million. During 2001, purchases of adjustable rate mortgage-backed securities totaling $22.4 million and other increases of $0.8 million were partially offset by principal paydowns of $21.9 million.

      The outstanding balances in obligations of states and political subdivisions at December 31, 2002, 2001 and 2000 were $176.8 million, $159.5 million and $147.4 million, respectively. The December 31, 2002 balance increased $17.3 million resulting from purchases of $28.0 million and other increases of $5.6 million, partially offset by maturities and redemptions of $16.3 million. The December 31, 2001 balance increased $12.1 million resulting from purchases of $27.2 million, and other increases of $0.3 million offset by maturities of $15.4 million. The obligations at year end 2002 were comprised of approximately 64 percent for New York State political subdivisions and 36 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the credit. These non-rated securities outstanding at December 31, 2002 totaled approximately $7.7 million comprised primarily of obligations of municipalities located within the Company’s market area. The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings.

      The Company continues to exercise a conservative approach to investing by purchasing high credit quality investments with various maturities and cash flows to provide for liquidity needs and prudent asset liability management. The Company’s securities portfolio provides for a significant source of income, liquidity and is utilized in managing Company-wide interest rate risk. These securities are used to collateralize borrowings and deposits to the extent required or permitted by law. Therefore, the securities portfolio is an integral part of the Company’s funding strategy.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2002.

Loan Portfolio

      Real Estate Loans: Real estate loans are comprised primarily of loans collateralized by interim and permanent commercial mortgages, construction mortgages and residential mortgages including home equity loans. The Bank originates these loans primarily for its portfolio, although a significant portion of its residential real estate loans, in addition to meeting the Bank’s underwriting criteria, comply with nationally recognized underwriting criteria (“conforming loans”) and can be sold in the secondary market.

      Commercial real estate loans are offered by the Bank generally on a fixed or variable rate basis with 5 year terms and, exceptionally, up to 10 year terms. Amortizations generally range up to 25 years.

      In underwriting commercial real estate loans, the Bank evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loan. The Bank generally utilizes licensed or certified appraisers, previously approved by the Bank, to determine the estimated value of the property. Commercial mortgages are generally underwritten for up to 75% of the value of the property depending on the type of the property. The Bank generally requires lease assignments where applicable. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan, or a decline in general economic conditions.

      Where the owner occupies the property, the Bank also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Bank may require personal guarantees, lease assignments or the guarantee of the operating company when the property is owner occupied. These types of loans are often for larger amounts than other types of loans made by the Bank and may involve greater risks than other types of lending. Because payments on such loans are often dependent upon the successful operation of the business involved, repayment of such loans may be negatively impacted by adverse changes in economic conditions.

      Construction loans are short-term loans (generally up to 24 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. The majority of these loans are made with variable rates of interest, although some fixed rate financing is provided on residential property. The loan amount is generally limited to 75% of value. Most non-residential construction loans require pre-approved permanent financing or pre-leasing with the Bank providing the permanent financing. The Bank does not generally fund construction loans for single family homes or commercial real estate built by investors until the builder has a firm sales contract for the building to be constructed, although in certain projects, model homes may be financed within the overall site improvement financing. Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions.

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

      During the fourth quarter of 2002, the Bank began offering a home equity line of credit subject to minimum and maximum limits of $50,000 and $1,000,000, respectively, for 1-4 family properties which are the borrowers primary residence. The loan has a term of 30 years and does not convert to an amortizing loan at any point. The loan is subject to a maximum combined loan to value ratio of 80% and has an interest rate equal to the prime rate, as published in the Wall Street Journal, for the entire term of the loan. The Bank pays all costs of origination for loans between $50,000 and $500,000, subject to a minimum 25% utilization of the line during the first two years.

      The Bank also offers a home equity line of credit subject to a limit of $500,000 with a maximum combined loan to value ratio of 80%. The interest rate for the first year is the Bank’s prime rate, with the rate changing to prime plus 1% for the remaining term of the loan. The loan has a term of 25 years with the first 10 years structured as a line of credit with payments of interest only, with the loan converting to a fully amortizing term loan for the remaining 15 years. The borrower pays all costs associated with originating this loan. There are no prepayment penalties. The Bank also offers a home secured loan subject to a limit of $100,000 with a maximum combined loan to value ratio of 80%. The loan has a 15 year term with a fixed rate of interest. The Bank pays the costs associated with originating this loan and requires a prepayment penalty during the first three years of the loan.

      Commercial and Industrial Loans: The Bank’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to small and medium sized businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured, often with real estate as secondary collateral, but are also offered on an unsecured basis. These loans generally have variable rates of interest. Commercial loans, for the purpose of purchasing equipment and/or inventory, are usually written for the terms of 1 to 5 years with, exceptionally, a 7 year term. In granting this type of loan, the Bank primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. The Bank generally requires a debt service coverage ratio of at least 125%. The Bank is an approved Small Business Administration (SBA) lender and offers a variety of SBA products. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Bank. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Bank’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

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

      In March 2000, the Company ended its participation, which began in 1998, in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $6.5 million of such leases at December 31, 2002 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

      During the fourth quarter of 2000, the Bank began originating lease financing transactions. These transactions are primarily conducted with businesses, professionals and not-for-profit organizations and provide financing principally for office equipment, telephone systems, computer systems and other special use equipment. The terms vary depending on the equipment being leased, but are generally 3 to 5 years. The interest rate is dependent on the term of the lease, the type of collateral, and the overall credit of the customer.

      During 2002, average net loans increased $58.5 million to $619.1 million, and increased $113.8 million in 2001 to $560.6 million, as compared to $446.8 million in 2000. At December 31, 2002, gross loans increased $45.5 million or 7.5 percent to $655.4 million, compared to $609.9 million at December 31, 2001, which increased $97.6 million, or 19.1 percent compared to $512.3 million at December 31, 2000. This growth in gross loans resulted primarily from:

•	Increases during 2002 and 2001 of $20.6 million and $29.1 million, respectively, in commercial real estate mortgages, due primarily to increased activity and greater market penetration,

•	Increases in construction loans of $4.2 million and $19.6 million, respectively, resulting from a greater emphasis on this product including an expanded offering and focused marketing,

•	Decreases in residential real estate mortgages of $10.6 million and increase of $19.4 million, respectively, primarily as a result of increased activity, offset in 2002 by accelerated prepayment experience due to the low interest rate environment,

•	Increases in commercial and industrial loans of $38.7 million and $33.3 million, respectively, primarily due to increased activity and a greater emphasis on this product with resulting increased market penetration,

•	A decrease of $10.1 million and $1.7 million, respectively, in lease financings resulting from the participation in an automobile leasing program beginning in late 1998 and discontinued in March 2000, and

•	Increases in loans to individuals of $2.7 million and $1.2 million, respectively.

      Major classifications of loans, including loans held for sale, at December 31 are as follows:

	(000’s)

	2002	2001	2000	1999	1998

Real Estate:
Commercial	$231,411	$210,840	$181,735	$153,823	$111,397
Construction	56,691	52,496	32,869	26,526	12,311
Residential	164,287	174,859	155,449	127,959	114,020
Commercial and industrial	179,288	140,573	110,555	77,276	65,923
Individuals	14,509	11,824	10,677	9,280	5,801
Lease financing	9,224	19,282	20,970	23,543	2,755

Total	655,410	609,874	512,255	418,407	312,207
Deferred loan fees	(1,462)	(1,479)	(1,338)	(1,446)	(973)
Allowance for loan losses	(11,510)	(8,018)	(4,816)	(4,047)	(3,103)

Loans, net	$642,438	$600,377	$506,101	$412,914	$308,131

      The Company’s primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which have increased significantly during both 2002 and 2001, and which enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the prime rate as published in the Wall Street Journal. At December 31, 2002, the Company had total gross loans with fixed rates of interest of $374.3 million, or 57.1 percent, and total gross loans with variable or floating rates of interest of $281.1 million, or 42.9 percent, as compared to $355.1 million or 58.2 percent of fixed rate loans and $254.8 million or 41.8 percent of variable or floating rate loans at December 31, 2001.

      At December 31, 2002 and 2001, the Company had approximately $129.4 million and $130.2 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

      The following table presents the maturities of loans outstanding at December 31, 2002 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

	(000’s except percentages)

		After 1
	Within 1	But within	After 5
	Year	5 years	Years	Total	Percent

Loans:
Real estate — construction	$40,920	$8,857	$6,914	$56,691	24.0%
Commercial and industrial	53,494	82,634	43,160	179,288	76.0%

Total	$94,414	$91,491	$50,074	$235,979	100.0%

Rate Sensitivity:
Fixed or predetermined interest rates	$5,085	$42,773	$37,202	$85,060	36.0%
Floating or adjustable interest rates	89,329	48,718	12,872	150,919	64.0%

Total	$94,414	$91,491	$50,074	$235,979	100.0%

Percent	40.0%	38.8%	21.2%	100.0%

      It is the Company’s policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection.

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, restructured loans, other real estate owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

	(000’s except percentages)

	2002	2001	2000	1999	1998

Non-accrual loans at year end	$4,758	$3,523	$4,584	$3,855	$633
OREO at year end	1,831	2,021	2,117	2,193	2,102
Restructured loans at year end	—	—	—	323	428

Total nonperforming assets	$6,589	$5,544	$6,701	$6,371	$3,163

Loans past due 90 days or more and still accruing	1,596	137	469	264	1,442
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	179	511	763	698	362
Nonperforming assets to total assets at year end	0.43%	0.40%	0.52%	0.56%	0.34%

      At December 31, 2002, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased in 2002 to $4.8 million from $3.5 million and decreased in 2001 to $3.5 million, from $4.6 million in 2000. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

      At December 31, 2002, loans that aggregated approximately $1.2 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future.

      There were no restructured loans considered to be impaired at December 31, 2002, 2001 and 2000.

      In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $4.7 million, $2.5 million and $2.1 million at December 31, 2002, 2001 and 2000, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. The total allowance for loan losses specifically allocated to impaired loans was $1,282,000, $807,000 and $125,000 at December 31, 2002, 2001 and 2000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 was approximately $3.5 million, $2.3 million and $2.2 million, respectively. No income was recorded on impaired loans during the portion of the year that they were impaired.

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

      The formula component is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on historical loss experience. New loan types, for which there has been no historical loss experience, as explained further below, is one of the considerations in determining the appropriateness of the unallocated allowance.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision/credit for loan losses for the dates indicated is as follows:

	(000’s)

	December 31,	Change	December 31,	Change	December 31,
	2002	During 2002	2001	During 2001	2000

Components:
Specific	$1,282	$475	$807	$682	$125
Formula	1,328	817	511	120	391
Unallocated	8,900	2,200	6,700	2,400	4,300

Total allowance	$11,510		$8,018		$4,816

Net change		3,492		3,202
Net recoveries/(charge-offs)		(410)		(1,178)

Provision (credit) amount		$3,902		$4,380

	Change	December 31,	Change	December 31,	Change	December 31,
	During 2000	1999	During 1999	1998	During 1998	1997

Components:
Specific	$68	$57	$(21)	$78	$(65)	$143
Formula	(476)	867	124	743	50	693
Unallocated	1,177	3,123	841	2,282	(415)	2,697

Total allowance		$4,047		$3,103		$3,533

Net change	769		944		(430)
Net recoveries/(charge-offs)	(375)		344		(130)

Provision (credit) amount	$1,144		$600		$(300)

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

      The changes in the unallocated component of the allowance for loan losses are the result of management’s consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, management does not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. Management periodically adjusted the unallocated component to an amount that, when considered with the specific and formula components, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the unallocated component of the allowance for loan losses each year:

2002

•	Economic and business conditions — The decline in the economy during the year ended December 31, 2002 as evidenced by increased unemployment and increased bankruptcy filings throughout the country and in the Company’s market area has, in management’s judgement, caused a slowdown in economic and business activity within the Company’s primary market, caused a softening in demand for certain commercial real estate, which has negatively impacted valuations of the Company’s primary collateral for loans, and has created greater uncertainty regarding the ability of borrowers to repay their loans. Therefore, consideration of events that trigger economic uncertainty is a part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in commercial and industrial loans increased to 27.4 percent of the portfolio from 23.1 percent at the prior year end, an increase of $38.7 million. These types of loans generally have a higher degree of risk than other types of loans which the Bank makes since repayment of the loans is largely dependent on the borrowers’ ability to successfully operate their businesses. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of increases in concentration is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Non-accrual loans and loans past due 90 days or more and still accruing increased at December 31, 2002 by $2.7 million, or 73.6 percent to $6.4 million from $3.7 million at December 31, 2001. Further, as the result of the Bank’s regular periodic loan review process, certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $2.2 million reflects our best estimate of probable losses which have been incurred as of December 31, 2002.

2001

•	Economic and business conditions — The decline in the economy during the year ended December 31, 2001 as evidenced by increased unemployment and increased bankruptcy filings throughout the country and in the Company’s market area and the sudden and unprecedented destruction of the World Trade Center on September 11, 2001 has, in management’s judgement, caused a slowdown in economic and business activity within the Company’s primary market, caused a softening in demand for commercial real estate, which has negatively impacted valuations of the Company’s primary collateral for loans, and has created greater uncertainty regarding the ability of borrowers to repay their loans. Therefore, consideration of events that trigger economic uncertainty is a part of the determination of the unallocated component of the allowance.

•	Concentration — Net loans increased by $94.3 million to $600.4 million during the year ended December 31, 2001 from $506.1 million as of December 31, 2000. This represented 43.7 percent of total assets as of December 31, 2001, up from 39.2 percent as of the prior year-end. Although the concentration in commercial real estate decreased to 34.6 percent of total loans as of December 31, 2001 from 35.5 percent as of the prior year-end, commercial loans increased $29.1 million. Concentration in construction loans increased to 8.6 percent of total loans as of December 31, 2001 from 6.4 percent as of the prior year-end, an increase of $19.6 million. These increases have created greater exposure to volatility in real estate values in a limited geographic area. Increases in such concentrations are not reflected in the formula component of the allowance due to the lag caused by using three-year historical losses in determining the loss factors. Therefore, consideration of increases in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit Quality — Non accrual loans and loans past due 90 days or more were $3.7 million after net loan charge-offs for the year of $1.2 million. Certain other loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance. The increase in charge-off experience will result in future increases of the formula component of the allowance.

•	New loan products — The Bank began financing business equipment leases during the last quarter of 2000. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $2.4 million reflects our best estimate of probable losses which have been incurred as of December 31, 2001.

2000

•	Concentration — Concentration in commercial and industrial loans increased to 21.6 percent of the portfolio from 18.5 percent at the prior year end, an increase of $33.3 million. These types of loans generally have a higher degree of risk than other types of loans which the Bank makes since the repayment of the loans is largely dependent on the borrowers’ ability to successfully operate their businesses. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of increases in concentration is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Non-accrual loans and loans past due 90 days or more increased by $0.9 million. Certain of the loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	Change in underwriting criteria — The Bank increased its loan to value ratio guidelines on all loans secured by real estate (except for loans secured by 1-4 family residential real estate) to remain competitive for such loans.

•	New loan products — The Bank began financing business equipment leases during the period. Any probable losses with respect to business equipment leases are not reflected in the formula component of the allowance for loan losses since there is no loss history.

•	Economic and business conditions — Increasing interest rates negatively affected the general ability of borrowers to repay their loans.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $1.2 million reflects our best estimate of probable losses which have been incurred as of December 31, 2000.

1999

•	Concentration — The Bank’s concentration in construction loans increased to 6.3 percent of the portfolio from 3.9 percent of the portfolio at the end of the prior year, an increase of $14.2 million. The Bank has had no charge-offs of such loans during the past three years, and therefore, there is no formula component of the allowance for loan losses for construction loans.

•	Credit quality — Non-accrual loans and loans past due 90 days or more increased by $2.0 million. Other loans aggregating approximately $2.5 million, which are not in a non-accrual status, were identified at December 31, 1999 as potential problem loans. An analysis of impaired loans is performed to determine the specific component of the allowance. However, due to the uncertainty of that determination such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — Automobile lease financing, with which the Bank has no historical loss experience, increased by $20.1 million. Any probable losses with respect to automobile lease financing are not reflected in the formula component of the allowance for loan losses since there is no loss history.

The Bank introduced an SBA loan product, and hired an employee designated to originate such loans. While the Bank has made several SBA loans in the past, this new emphasis is designed to aggressively increase these types of loans. While these loans contain a guarantee from the SBA for a major portion of the loan, there is increased exposure due to the credit profile of the businesses that generally obtain such loans. In addition, the Bank’s general lack of familiarity with such loans, including the extensive documentation and compliance process that, if deficient, could void the SBA guarantee, adds to increased risk.

•	Geographic expansion — The Bank made construction loans on Long Island, New York, a geographic area with which the Bank has little experience. In addition, the Bank established a physical presence in Bronx County, New York, through the opening of a full service branch and, as a result, expanded its general lending activities in a new market.

•	Increase in Loans to One Borrower limits — The Bank increased its lending limits to select customers to as high as the Bank’s legal lending limit. This increased the Bank’s exposure to certain customers and increased concentrations to certain customers.

•	Economic and business conditions — Increasing collateral values resulting from a favorable real estate market were partially offset by the effect of increasing interest rates on the general ability of borrowers to repay their loans.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that an increase in the unallocated component of the allowance of $841,000 reflects our best estimate of probable losses which have been incurred as of December 31, 1999.

1998

•	Credit quality — Non-accrual loans and loans past due 90 days or more decreased by $1.1 million. Certain of the loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced limited new loan products during 1998.

•	Economic and business conditions — Declining interest rates increased the general ability of borrowers to repay their loans.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a decrease in the unallocated component of the allowance of $415,000 reflects our best estimate of probable losses which have been incurred as of December 31, 1998.

      A summary of the allowance for loan losses for the years ended December 31, is as follows:

	(000’s except percentages)

	2002	2001	2000	1999	1998

Net loans outstanding at end of year	$642,438	$600,377	$506,101	$412,914	$308,131

Average net loans outstanding during the year	619,098	560,584	446,843	355,628	279,378

Allowance for loan losses:
Balance, beginning of year	$8,018	$4,816	$4,047	$3,103	$3,533
Provision (credit) charged to expense	3,902	4,380	1,144	600	(300)

	11,920	9,196	5,191	3,703	3,233
Charge-offs and recoveries during the year:
Charge offs:
Real estate:
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	(29)	(11)	(70)
Commercial and industrial	(290)	(1,407)	(378)	(85)	(250)
Lease financing and individuals	(189)	(21)	(21)	(14)	(18)
Recoveries:
Real estate:
Commercial	—	—	—	381	36
Construction	—	—	—	—	—
Residential	—	6	—	—	35
Commercial and industrial	66	242	49	73	135
Lease financing and individuals	3	2	4	—	2

Net (charge-offs) recoveries during the year	(410)	(1,178)	(375)	344	(130)

Balance, end of year	$11,510	$8,018	$4,816	$4,047	$3,103

Ratio of net charge-offs to average net loans outstanding during the year	0.07%	0.21%	0.08%	—	0.05%
Ratio of allowance for loan losses to gross loans outstanding at end of the year	1.76%	1.31%	0.94%	0.97%	1.00%

      The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	(000’s except percentages)

	2002			2001			2000

			Percent			Percent			Percent
			of Loans			of Loans			of Loans
			in each			in each			in each
	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts by	by Total	Loan Loss	Amounts by	by Total	Loan Loss	Amounts by	by Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	$375	$231,411	35.31%	$807	$210,840	34.57%	—	$181,735	35.48%
Construction	100	56,691	8.65	189	52,496	8.61	$125	32,869	6.42
Residential	12	164,287	25.07	41	174,859	28.67	27	155,449	30.35
Commercial and industrial	2,116	179,288	27.36	239	140,573	23.05	322	110,555	21.58
Lease financing and individuals	7	23,733	3.61	42	31,106	5.10	42	31,647	6.17
Unallocated	8,900	—	—	6,700	—	—	4,300	—	—

Total	$11,510	$655,410	100.00%	$8,018	$609,874	100.00%	$4,816	$512,255	100.00%

	(000’s except percentages)

	1999			1998

			Percent			Percent
			of Loans			of Loans
			in each		Loan	in each
	Amount of	Loan	Category	Amount of	Amounts	Category
	Loan Loss	Amounts by	by Total	Loan Loss	by	by Total
	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	—	$153,823	36.77%	$180	$111,397	35.68%
Construction	—	26,526	6.34	—	12,311	3.94
Residential	$167	127,959	30.58	148	114,020	36.52
Commercial and industrial	520	77,276	18.47	437	65,923	21.12
Lease financing and individuals	237	32,823	7.84	56	8,556	2.74
Unallocated	3,123	—	—	2,282	—	—

Total	$4,047	$418,407	100.00%	$3,103	$312,207	100.00%

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2002. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 2002, the FDIC, and during 2001, the New York State Banking Department, completed examinations of the Bank. In 1999, the Federal Reserve completed an off-site examination of the Company. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $3,902,000 during 2002, compared to $4,380,000 during 2001 and $1,144,000 during 2000. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

Deposits

      The Company’s fundamental source of funds supporting interest earning assets is deposits, consisting of non interest bearing demand deposits, checking with interest, money market, savings and various forms of time deposits. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long term customer relationships, which enhance the ability to cross sell services. Depositors include various sized businesses, professionals, not-for-profit organizations, municipalities and individuals. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain and expand its deposit base despite intense competition from other banking institutions and non-bank financial service providers.

      The following table presents a summary of deposits at December 31:

	(000’s)

	2002	2001	2000

Demand deposits	$446,370	$342,112	$274,738
Money market accounts	272,141	194,306	145,294
Savings accounts	60,398	53,998	51,623
Time deposits of $100,000 or more	92,605	155,650	288,094
Time deposits of less than $100,000	73,078	77,644	60,541
Checking with interest	82,584	64,667	59,285

Total	$1,027,176	$888,377	$879,575

      At December 31, 2002 and 2001, certificates of deposits and other time deposits of $100,000 or more totaled $92.6 million and $155.7 million, respectively. At December 31, 2002, such deposits classified by time remaining to maturity were as follows:

(000’s)

3 months or less	$63,539
Over 3 through 6 months	15,880
Over 6 through 12 months	12,858
Over 12 months	328

Total	$92,605

      Total deposits at December 31, 2002 increased 15.6 percent to $1,027.2 million, from $888.4 million at December 31, 2001, an increase of 1.0 percent from $879.6 million at the end of 2000. Average deposits outstanding increased 7.5 percent in 2002 and 3.6 percent in 2001. Excluding municipal CD’s, which are acquired on a bid basis, total deposits increased 24.8 percent and 15.7 percent, and average deposits increased 24.6 percent and 9.4 percent in 2002 and 2001, respectively.

      Average non interest bearing deposits increased 27.8 percent or $82.8 million for 2002 compared to 2001, and 16.4 percent or $41.8 million in 2001 compared to 2000, due to the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2002 decreased 3.5 percent or $20.4 million reflecting increases in checking with interest accounts, money market accounts, savings accounts and consumer time deposits offset by decreases in time deposits of $100,000 or more. Average interest bearing deposits in 2001 decreased 1.9 percent or $11.3 million, reflecting increases in money market accounts, consumer time deposits and savings account offset by decreases in time deposits of $100,000 or more.

      Average money market deposits increased $95.6 million in 2002 and $6.4 million in 2001, due in part to new customer accounts, increased activity and, particularly in 2002, due to the addition of three new branches.

      Average checking with interest deposits increased $15.1 million in 2002 primarily as a result of new customer accounts and increased activity in existing accounts. Average checking with interest deposits were virtually unchanged in 2001, compared to the prior year.

      Average time deposits decreased $135.7 million and $18.9 million in 2002 and 2001, respectively. These decreases resulted primarily from decreases in average time deposits of over $100,000, including municipal CD’s, of $135.3 million in 2002 and $28.9 million in 2001. The decreases in average municipal CD’s, which are generally short term and are acquired on a bid basis, were principally the result of reduced emphasis on obtaining this type of deposit, due to significant increases in non-interest bearing and other lower cost deposits and a shift to longer term borrowings as part of the Company’s ongoing management of interest rate risk.

      Average savings deposit balances reflect moderate growth, increasing $4.6 million and $1.5 million in 2002 and 2001, respectively.

      In general, deposit rates decreased in both 2002 and 2001 due to a steadily declining interest rate environment.

      Time deposits of over $100,000, including municipal CD’s, decreased $63.0 million and $132.4 million at December 31, 2002 and 2001, respectively, compared to the prior year end balances. Municipal CD’s are used to expand or maintain lower cost municipal deposits, fund securities purchases and for capital leveraging. These CD’s are primarily short term and are acquired on a bid basis. Non municipal time deposits over $100,000 increased in 2002 by $1.5 million compared to 2001 and decreased $30.0 million in 2001 compared to 2000. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

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

      The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)

	Year ended December 31,

	2002		2001		2000
	Average		Average		Average

	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits — Non interest bearing	$380,015	—	$297,197	—	$255,386	—
Money market accounts	250,634	1.37%	155,058	2.45%	148,663	2.91%
Savings accounts	57,629	0.60	52,988	1.15	51,472	1.51
Time deposits	184,723	1.93	320,408	4.18	339,305	5.84
Checking with interest	76,759	0.69	61,697	1.07	62,049	1.35

Total	$949,760	0.83%	$887,348	2.08%	$856,875	3.00%

Borrowings

      Borrowings with original maturities of one year or less totaled $139.2 million and $143.5 million at December 31, 2002 and 2001, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase and borrowings from the FHLB and other correspondent banks. Other borrowings totaled $188.2 million and $209.2 million at December 31, 2002 and 2001, respectively, consisting of borrowings from the FHLB with stated maturities of ten years and 1 to 4 year call options.

      Interest expense on all borrowings totaled $15.1 million, $14.1 million and $15.0 million in 2002, 2001 and 2000, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

		(000’s except percentages)

		2002	2001	2000

Average balance:	Short-term	$148,555	$154,311	$165,993
	Other borrowings	208,886	160,255	89,011
Weighted average interest rate (for the year):	Short-term	1.6%	3.8%	6.1%
	Other borrowings	6.1	5.1	5.5
Weighted average interest rate (at year end):	Short-term	1.3%	1.8%	6.1%
	Other borrowings	4.7	4.8	5.6
Maximum month-end outstanding amount:	Short-term	$161,757	$164,222	$197,889
	Other borrowings	209,191	209,191	94,229

      In December 2002, the Company prepaid $21 million of its long term borrowings as part of its ongoing asset liability management. A prepayment penalty of $2.6 million was incurred as a result of the transaction and is included in interest expense on other borrowings. This increased the average cost of other borrowings for 2002 to 6.1 percent. Excluding this transaction, the average cost of other borrowings in 2002 decreased to 4.9 percent, compared to 5.1 percent in 2001.

      In addition, at December 31, 2002, the Bank had available unused lines of credit of $120 million from the FHLB, and $25 million from correspondent banks. Also, the Bank has $110 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

Capital Resources

      Stockholders’ equity increased to $136.8 million or 20.7 percent at December 31, 2002 from $113.3 million at December 31, 2001, which was an increase of 21.4 percent from $93.3 million at December 31, 2000. In each year, stockholders’ equity was increased by net income and the exercise of stock options, offset by cash dividends of $7.7 million and $6.4 million in 2002 and 2001, respectively, and repurchases of outstanding shares of stock. Stockholders’ equity also increased by $7.8 million at December 31, 2002 and increased by $5.5 million at December 31, 2001 as a result of the effect of the net unrealized gains on securities available for sale, net of tax.

      The Company paid its first cash dividend in 1996, and the Board of Directors authorized a quarterly cash dividend policy in the first quarter of 1998. The Bank’s payment of dividends to the Company, the Company’s primary source of funds, is subject to limitation by federal and state regulators based on such factors as the maintenance of adequate capital, which could reduce the amount of dividends otherwise payable. See “Business — Supervision and Regulation.”

      The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000 included elsewhere herein.

      Management believes that future retained earnings will provide the necessary capital for current operations and the planned growth in total assets.

      All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier 1 and Total capital. Tier 1 capital consists of common stockholders’ equity and qualifying preferred stock, less intangibles; and Total capital consists of Tier 1 capital plus the allowance for loan losses up to certain limits, preferred stock and certain subordinated and term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier 1 risk-based capital ratio of 4.0 percent.

      The risk-based capital ratios at December 31, follow:

	2002	2001	2000

Tier 1 capital:
Company	17.0%	15.4%	14.8%
Bank	17.0	15.3	14.9
Total capital:
Company	18.3%	16.5%	15.6%
Bank	18.3	16.5	15.7

      Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

      The leverage ratios were as follows at December 31:

	2002	2001	2000

Company	8.3%	7.9%	7.3%
Bank	8.3	7.9	7.4

      To be considered “well-capitalized” under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the “well capitalized” category at December 31, 2002. Management plans to conduct the affairs of the Bank so as to maintain a strong capital position in the future.

Liquidity

      The Asset/ Liability Strategic Committee (“ALSC”) of the Board of Directors of the Bank establishes specific policies and operating procedures governing the Company’s liquidity levels and develops plans to address future liquidity needs, including contingent sources of liquidity. The primary functions of asset liability management are to provide safety of depositor and investor funds, assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirement of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to manage fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

      The Bank’s liquid assets, at December 31, 2002, include cash and due from banks of $48 million, Federal funds sold of $29 million, and $150 million of short term U.S. Treasury securities with remaining maturities of less than 30 days. Federal funds sold represents the Bank’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

      Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities available for sale, excluding short term securities discussed in the preceding paragraph, having contractual maturities, expected call dates or average lives of one year or less amounted to $254.6 million at December 31, 2002. This represented 44.6 percent of the amortized cost of that portion of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $94.4 million, or 14.4 percent of loans at December 31, 2002, mature in one year or less. The Bank may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold, in the secondary market.

      The Bank is a member of the FHLB. The Bank has a borrowing capacity of up to $120 million under two lines of credit at December 31, 2002, at various terms secured by FHLB stock owned and to be purchased and certain other assets of the Bank. The Bank had no advances under these lines from the FHLB at December 31, 2002. The Bank borrowed $138.2 million under securities sold under agreements to repurchase at December 31, 2002, and had securities totaling $63.6 million at December 31, 2002 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, the Bank has agreements with two investment firms to borrow up to $110 million under Retail CD Brokerage Agreements and has agreements with two correspondent banks for purchasing Federal funds up to $15 million. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

      The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank’s obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is also obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at December 31, 2002 follows:

		After 1 Year	After 3 Years
	Within	but Within	but Within	After
	1 Year	3 Years	5 Years	5 Years	Total

Lease Obligations
Operating lease obligations	$631	$596	$180	$223	$1,630

Total	$631	$596	$180	$223	$1,630

Credit Commitments
Available lines of credit	$64,086	$25,593	$1,999	$10,452	$102,130
Other loan commitments	27,312	—	—	—	27,312
Letters of credit	4,727	560	—	—	5,287

Total	$96,125	$26,153	$1,999	$10,452	$134,729

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

      Each of the Company’s sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by general market interest rates and other unforeseen market conditions. The Company’s ability to borrow at attractive rates is affected by its financial condition and other market conditions.

      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and also to be responsive to changing interest rate markets.

Quarterly Results of Operations

      Set forth below are certain quarterly results of operations for 2002 and 2001.

	(000’s except per share data)

	2002 Quarters				2001 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$19,862	$21,946	$21,891	$21,044	$21,252	$22,683	$22,766	$23,177
Net interest income	12,615	16,795	16,613	15,738	16,712	13,770	13,839	13,040
Provision for loan losses	383	813	1,906	800	1,916	1,404	710	350
Income before income taxes	4,977	9,419	7,702	8,646	6,845	7,980	6,300	7,251
Net income	3,919	6,393	5,263	6,009	4,324	5,122	4,200	5,235
Basic earnings per common share	0.66	1.09	0.90	1.04	0.75	0.89	0.73	0.92
Diluted earnings per common share	0.63	1.07	0.88	1.01	0.73	0.87	0.71	0.89

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2002. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

      Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates and commodity prices. Since all Company transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposures, the Company’s primary market risk exposure is interest rate risk.

      Interest rate risk is the exposure of net interest income to changes in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability-sensitive position or “negative gap”), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset-sensitive position or “positive gap”), a decline in market rates could have an adverse effect on net interest income. Excessive levels of interest rate risk can result in a material adverse effect on the Company’s future financial condition and results of operations. Accordingly, effective risk management techniques that maintain interest rate risk at prudent levels is essential to the Company’s safety and soundness.

      The Company has no financial instruments entered into for trading purposes. Federal funds, both purchases and sales, on which rates change daily, and loans and deposits tied to certain indices, such as the prime rate and federal discount rate, are the most market sensitive and have the most stable fair values. The least sensitive instruments include long-term fixed rate loans and securities and fixed rate savings deposits, which have the least stable fair value. On those types falling between these extremes, the management of maturity distributions is as important as the balances maintained. Management of maturity distributions involve the matching of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance (“gap”) between the rate sensitive assets and liabilities can cause major fluctuations in net interest income and in earnings. The Company’s management of liquidity and interest rate sensitivity has been successful in the past, as evidenced by the continued net interest income growth. Continuing to establish patterns of sensitivity which will enhance future growth regardless of frequent shifts in the market conditions is one of the objectives of the Company’s asset/liability management strategy.

      Evaluating the Company’s exposure to changes in interest rates is the responsibility of ALSC and includes assessing both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure, requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and asset quality.

      The Company uses two methods to evaluate market risk to changes in interest rates, a “Static Gap” analysis and a “Simulation” analysis. The Static Gap analysis shows the Company as asset-sensitive in the one-year time frame as of December 31, 2002. The simulation analysis also indicates an asset-sensitive position at that same date. The Company believes the simulation analysis is a more accurate analysis of interest rate risk.

      The “Static Gap” as of December 31, 2002 and 2001 is presented in the tables below. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market accounts and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

      At December 31, 2002, the “Static Gap” showed a positive cumulative gap of $217.8 million in the one day to one year repricing period, as compared to a negative cumulative gap of $0.9 million at December 31, 2001. The cumulative gap at December 31, 2002 is due principally to mortgage backed and other securities included in the one day to one year repricing categories, and the treatment of deposit accounts and other borrowings, as discussed above. The change in the cumulative static gap between December 31, 2002 and December 31, 2001 reflects increased expectation of prepayments and calls of securities with such provisions, thereby shortening the estimated repricing dates, as well as increases in other short term securities, reflecting management’s efforts to exercise caution in redeploying maturing funds. These shifts in estimated and actual repricing dates resulted from the effects of continued declines in interest rates during 2002 and 2001. Management believes that this strategy, together with additional restructuring of the average life of the securities portfolio, has enabled the Company to be well positioned for the next rising rate cycle. Consistent with this strategy, in the first quarter of 2003, the Company sold approximately $100 million of rapidly prepaying securities, realized a $4.0 million pre-tax gain on disposition, and redeployed the proceeds into securities with more predictable cash flows.

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

      The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2002 and 2001. For 2002, a 100 basis point downward change in interest rates was substituted for the 200 basis point downward scenario, as management believes that a 200 basis point downward change is not meaningful in light of the current interest rate levels.

	Percentage Change in	Percentage Change in
	Estimated Net Interest	Estimated Net Interest
	Income from	Income from
Gradual Change in Interest Rates	December 31, 2002	December 31, 2001

+200 basis points	5.5%	(0.3)%
-200 basis points (-100 basis points in 2002)	(3.1)%	(0.5)%

      The percentage change in estimated net interest income for the subsequent 12 month measurement period from December 31, 2002 in the +200 basis points and — 100 basis points scenarios of 5.5% and (3.1%), respectively, are within the Company’s policy limit of (5.0%).

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

      Risk is mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively. However, as circumstances warrant, the Company purchases derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments are carefully evaluated to determine the impact on the Company’s interest rate risk in rising and declining interest rate environments as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Bank’s

Asset/ Liability policy, which has been approved by the Board of Directors. Additional information on derivative financial instruments is presented in Note 1 to the Consolidated Financial Statements.

      The tables below set forth the interest rate sensitivity analysis by repricing date at year end 2002 and 2001.

Interest Rate Sensitivity Analysis By Repricing Date

December 31, 2002

	(000’s except percentages)

		Over One
		Day to	Over Three	Over One		Non-
		Three	Months to	Year to	Over Five	Interest
	One Day	Months	One Year	Five Years	Years	Bearing	Total

Assets:
Loans, net	—	$280,365	$48,283	$229,841	$79,191	$4,758	$642,438
Mortgage-backed securities	—	67,333	112,708	123,394	20,463	—	323,898
Other securities	—	172,481	70,011	89,039	98,914	—	430,445
Other earning assets	$29,393	—	—	—	312	—	29,705
Other assets	—	—	—	—	—	80,397	80,397

Total assets	29,393	520,179	231,002	442,274	198,880	85,155	1,506,883

Liabilities and stockholders’ equity:
Interest bearing deposits	—	373,559	50,935	12,564	143,748	—	580,806
Other borrowed funds	43,409	72,478	22,434	104	188,958	—	327,383
Demand deposits	—	—	—	—	—	446,370	446,370
Other liabilities	—	—	—	—	—	15,517	15,517
Stockholders’ equity	—	—	—	—	—	136,807	136,807

Total liabilities and stockholders’ equity	43,409	446,037	73,369	12,668	332,706	598,694	1,506,883

Net interest rate sensitivity gap	$(14,016)	$74,142	$157,633	$429,606	$(133,826)	$(513,539)	—

Cumulative gap	$(14,016)	$60,126	$217,759	$647,365	$513,539	—	—

Cumulative gap to interest-earning assets	(0.98)%	4.21%	15.27%	45.38%	36.00%

December 31, 2001

	(000’s except percentages)

		Over One
		Day to	Over Three	Over One		Non-
		Three	Months to	Year to	Over Five	Interest
	One Day	Months	One Year	Five Years	Years	Bearing	Total

Assets:
Loans, net	—	$256,517	$45,328	$197,809	$100,723	—	$600,377
Mortgage-backed securities	—	27,233	61,182	137,942	121,759	—	348,116
Other securities	—	31,859	58,877	108,734	87,083	—	286,553
Other earning assets	$76,300	—	—	—	—	—	76,300
Other assets	—	—	—	—	—	$61,107	61,107

Total assets	76,300	315,609	165,387	444,485	309,565	61,107	1,372,453

Liabilities and stockholders’ equity:
Interest bearing deposits	—	364,322	51,437	10,893	119,613	—	546,265
Other borrowed funds	38,401	103,984	22	30,371	179,942	—	352,720
Demand deposits	—	—	—	—	—	342,112	342,112
Other liabilities	—	—	—	—	—	18,014	18,014
Stockholders’ equity	—	—	—	—	—	113,342	113,342

Total liabilities and stockholders’ equity	38,401	468,306	51,459	41,264	299,555	473,468	$1,372,453

Net interest rate sensitivity gap	$37,899	$(152,697)	$113,928	$403,221	$10,010	$(412,361)	—

Cumulative gap	$37,899	$(114,798)	$(870)	$402,351	$412,361	—	—

Cumulative gap to interest-earning assets	2.89%	(8.75)%	(0.07)%	30.68%	30.98%

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

  Hudson Valley Holding Corp.

      We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank, (collectively the “Company”), as of December 31, 2002 and 2001 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and its subsidiary at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

January 27, 2003

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2002, 2001 and 2000
Dollars in thousands, except per share amounts

	2002	2001	2000

Interest Income:
Loans, including fees	$48,469	$48,042	$42,272
Securities:
Taxable	27,098	33,804	37,336
Exempt from Federal income taxes	7,774	7,273	6,923
Federal funds sold	1,364	759	735
Deposits in banks	38	—	—

Total interest income	84,743	89,878	87,266

Interest Expense:
Deposits	7,885	18,450	25,742
Securities sold under repurchase agreements and other short-term borrowings	2,317	5,855	10,181
Other borrowings	12,780	8,212	4,862

Total interest expense	22,982	32,517	40,785

Net Interest Income	61,761	57,361	46,481
Provision for loan losses	3,902	4,380	1,144

Net interest income after provision for loan losses	57,859	52,981	45,337

Non Interest Income:
Service charges	1,599	1,192	1,127
Realized gain (loss) on sales of securities, net	54	(180)	692
Other income	1,748	1,419	729

Total non interest income	3,401	2,431	2,548

Non Interest Expense:
Salaries and employee benefits	17,118	15,262	14,780
Occupancy	2,501	2,307	2,257
Professional services	2,934	2,212	2,560
Equipment	1,936	1,887	1,723
Business development	1,490	1,119	948
FDIC assessment	164	166	165
Other operating expenses	4,373	4,083	3,469

Total non interest expense	30,516	27,036	25,902

Income Before Income Taxes	30,744	28,376	21,983
Income Taxes	9,160	9,495	5,825

Net Income	$21,584	$18,881	$16,158

Basic Earnings Per Common Share	$3.69	$3.29	$2.85
Diluted Earnings Per Common Share	$3.59	$3.20	$2.77

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2002, 2001 and 2000
Dollars in thousands

	2002	2001	2000

Net Income	$21,584	$18,881	$16,158

Other comprehensive income (loss), net of tax:
Unrealized holding gain on securities available for sale arising during the year	12,182	9,307	22,847
Income tax effect	(4,340)	(3,867)	(9,365)

	7,842	5,440	13,482
Reclassification adjustment for net (gain) loss realized on securities available for sale	(54)	180	(692)
Income tax effect	22	(75)	284

	(32)	105	(408)

Unrealized holding gain on securities, net	7,810	5,545	13,074
Minimum pension liability adjustment	(235)	(17)	(17)
Income tax effect	98	7	7

	(137)	(10)	(10)

Other comprehensive income	7,673	5,535	13,064

Comprehensive Income	$29,257	$24,416	$29,222

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
Dollars in thousands, except per share and share amounts

	2002	2001

ASSETS
Cash and due from banks	$48,350	$29,821
Federal funds sold	29,393	76,300
Securities available for sale, at estimated fair value (amortized cost of $721,933 in 2002 and $614,385 in 2001)	743,884	624,209
Federal Home Loan Bank of New York (FHLB) stock	10,459	10,459
Loans (net of allowance for loan losses of $11,510 in 2002 and $8,018 in 2001)	642,438	600,377
Accrued interest and other receivables	9,043	8,976
Premises and equipment, net	12,629	12,129
Other real estate owned	1,831	2,021
Other assets	8,856	8,161

TOTAL ASSETS	$1,506,883	$1,372,453

LIABILITIES
Deposits:
Non interest-bearing	$446,370	$342,112
Interest-bearing	580,806	546,265

Total deposits	1,027,176	888,377
Securities sold under repurchase agreements and other short-term borrowings	139,212	143,529
Other borrowings	188,171	209,191
Deferred income taxes, net	825	3,958
Accrued interest and other liabilities	14,692	14,056

TOTAL LIABILITIES	1,370,076	1,259,111

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common Stock, $0.20 par value; authorized 10,000,000 shares; outstanding 5,887,600 and 5,260,158 shares in 2002 and 2001, respectively	1,366	1,232
Additional paid-in capital	146,393	125,057
Retained earnings	894	4,829
Accumulated other comprehensive income	12,688	5,015
Treasury stock, at cost	(24,534)	(22,791)

Total stockholders’ equity	136,807	113,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,506,883	$1,372,453

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2002, 2001 and 2000
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-In	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2000	4,223,599	$1,011	$(20,083)	$87,011	$13,955	$(13,584)	$68,310
Net income					16,158		16,158
Exercise of stock options, net of tax	85,112	17		2,209			2,226
Purchase of treasury stock	(40,897)		(1,436)				(1,436)
Sale of treasury stock	6,825		166	68			234
Stock dividend	428,021	86		15,537	(15,623)		—
Cash dividends					(5,211)		(5,211)
Minimum pension liability adjustment						(10)	(10)
Net unrealized gain on securities available for sale						13,074	13,074

Balance at December 31, 2000	4,702,660	1,114	(21,353)	104,825	9,279	(520)	93,345
Net income					18,881		18,881
Exercise of stock options, net of tax	112,646	23		3,155			3,178
Purchase of treasury stock	(48,677)		(1,819)				(1,819)
Sale of treasury stock	15,225		381	192			573
Stock dividend	478,304	95		16,885	(16,980)		—
Cash dividends					(6,351)		(6,351)
Minimum pension liability adjustment						(10)	(10)
Net unrealized gain on securities available for sale						5,545	5,545

Balance at December 31, 2001	5,260,158	1,232	(22,791)	125,057	4,829	5,015	113,342
Net income					21,584		21,584
Exercise of stock options, net of tax	132,706	27		3,565			3,592
Purchase of treasury stock	(48,672)		(1,949)				(1,949)
Sale of treasury stock	8,001		206	96			302
Stock dividend	535,407	107		17,675	(17,782)		—
Cash dividends					(7,737)		(7,737)
Minimum pension liability adjustment						(137)	(137)
Net unrealized gain on securities available for sale						7,810	7,810

Balance at December 31, 2002	5,887,600	$1,366	$(24,534)	$146,393	$894	$12,688	$136,807

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000
Dollars in thousands

	2002	2001	2000

Operating Activities:
Net income	$21,584	$18,881	$16,158
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,902	4,380	1,144
Depreciation and amortization	1,703	1,841	1,697
Realized (gain) loss on security transactions, net	(54)	180	(692)
Amortization of premiums on securities, net	1,340	1,217	188
Realized gains on sale of loans held for sale, net	—	—	(5)
Stock option expense and related tax benefits	592	321	—
Originations of loans held for sale	—	—	(612)
Proceeds from sale of loans held for sale	—	—	617
Deferred taxes (benefit)	(7,353)	(1,629)	4,207
Increase (decrease) in deferred loan fees	(17)	141	(108)
(Increase) decrease in accrued interest and other receivables	(67)	5,628	(5,048)
Increase in other assets	(695)	(894)	(1,238)
Increase (decrease) in accrued interest and other liabilities	636	(598)	4,039
Other changes, net	(45)	79	169

Net cash provided by operating activities	21,526	29,547	20,516

Investing Activities:
Net (increase) decrease in short-term investments	46,907	(69,000)	13,600
Increase in FHLB stock	—	(998)	(100)
Proceeds from maturities of securities available for sale	788,712	311,796	79,330
Proceeds from sales of securities available for sale	775	47,835	44,320
Purchases of securities available for sale	(898,320)	(320,721)	(121,047)
(Increase) decrease in receivable for securities sold	—	44,326	(44,326)
Increase (decrease) in payable for securities purchased	—	(14,913)	14,913
Net increase in loans	(45,946)	(98,797)	(94,223)
Net purchases of premises and equipment	(2,203)	(625)	(1,310)

Net cash used in investing activities	(110,075)	(101,097)	(108,843)

Financing Activities:
Proceeds from issuance of common stock	3,000	2,857	2,133
Proceeds from sale of treasury stock	302	573	234
Net increase in deposits	138,799	8,802	124,729
Cash dividends paid	(7,737)	(6,351)	(5,211)
Repayment of other borrowings	(21,020)	(18)	(30,275)
Proceeds from other borrowings	—	121,250	24,000
Net decrease in securities sold under repurchase agreements and other short-term borrowings	(4,317)	(54,343)	(21,612)
Purchase of treasury stock	(1,949)	(1,819)	(1,436)

Net cash provided by financing activities	107,078	70,951	92,562

Increase (decrease) in Cash and Due from Banks	18,529	(599)	4,235
Cash and due from banks, beginning of year	29,821	30,420	26,185

Cash and due from banks, end of year	$48,350	$29,821	$30,420

Supplemental Disclosures:
Interest paid	$23,452	$34,021	$39,055
Income tax payments	17,332	10,031	4,331
Change in unrealized gain on securities available for sale — net of tax	7,810	5,545	13,074

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

      Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), (collectively the “Company”). The Bank offers a broad range of lending and depository products to businesses, individuals and government units through 13 branches and a business center in Westchester County, New York, two branches in Bronx County, New York and one branch in Manhattan, New York. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. An estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at December 31, 2002 and 2001. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

      Loans — Loans are reported at their outstanding principal balance, net of charge-offs, and deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the related loan or commitment as an adjustment to yield, or taken directly into income when the related loan is sold or commitment expires.

      Loans Held for Sale — Loans held for sale are valued at the lower of cost or market, decreases in the carrying value, if any, are reported in earnings. Realized gains or losses on sales of loans are reported in earnings in the period the sale occurs. There were no loans held for sale at December 31, 2002 and 2001.

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS Statement No. 133,” which became effective on January 1, 2001, requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has two interest rate floor contracts, one with a notional value of $25 million with a 4.5% strike rate and one with a notional value of $25 million with a 4.0% strike rate, which do not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts were accounted for at fair value with the resulting net gain of $1,105,000 and $832,000 included in other income as of December 31, 2002 and 2001, respectively. Under prior accounting, these contracts were accounted for as hedges, with the premiums paid for them being amortized against interest income over the life of the contract. The transition adjustment resulting from the adoption of SFAS No. 133 as of January 1, 2001 was not significant.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Allowance for Loan Losses — The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2002 and 2001. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examination.

      Loan Restructurings — Loan restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted. Restructured loans are returned

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant factors.

      Income Recognition on Loans — Interest on loans is accrued monthly. Net loan origination and commitment fees are deferred and recognized as an adjustment of yield over the lives of the related loans. Loans, including impaired loans, are placed on a non-accrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against interest income. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, in accordance with management’s judgment as to the collectibility of principal. Loans can be returned to accruing status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms, and when, in management’s opinion, they are estimated to be fully collectible.

      Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 31.5 years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

      Other Real Estate Owned — Real estate properties acquired through loan foreclosure are recorded at the lower of cost or estimated fair value, net of estimated selling costs, at time of foreclosure. Credit losses arising at the time of foreclosure are charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Routine holding costs are charged to expense as incurred. Any gains on dispositions of such properties reduce OREO expense.

      Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

      Transfers of Financial Assets — In September 2000, FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, replacing SFAS No. 125. SFAS No. 140 revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities, providing consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers, servicing, or extinguishments occurring after March 31, 2001, except for certain provisions relating to the accounting and disclosure for secured borrowings and collateral, for which the effective date was December 15, 2000. The adoption of the remaining provisions of this statement did not have a material impact on the Company’s financial position or results of operations.

      Business Combinations — In July 2001, the FASB issued SFAS No. 141, “Business Combination” (“SFAS No. 141”). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 by the Company on July 1, 2001 did not have a significant impact on its financial position or results of operations.

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148,

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded in 2001 or 2000 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Non-employee stock options were expensed as of the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2002 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,

	2002	2001	2000

Net income, as reported	$21,584	$18,881	$16,158
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	204	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(256)	(222)	(351)

Pro forma net income	$21,532	$18,659	$15,807

Earnings per share:
Basic — as reported	$3.69	$3.29	$2.85
Basic — pro forma	3.68	3.25	2.79

Diluted — as reported	$3.59	$3.20	$2.77
Diluted — pro forma	3.58	3.16	2.71

      The fair value (present value of the estimated future benefit to the option holder) of each option grant in 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 3.8%, 3.5% and 3.5%; average expected volatility of 9%, 10% and 10%; average risk-free interest rates of 4.11%, 4.36% and 5.05% and expected life of 5 years for 2002, and 6 years for 2001 and 2000. All option grants expire within 10 years of the date of grant. The weighted average fair value of options granted during 2002, 2001 and 2000 was $2.84, $3.08 and $3.42, respectively.

      Earnings per Common Share — SFAS No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share. The statement requires disclosure of basic earnings per common share (i.e. common stock equivalents are not considered) and diluted earnings per common share (i.e. common stock equivalents are considered using the treasury stock method) on the face of the statement of operations, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per share except that the denominator is increased to

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting solely of stock options, had been issued.

      Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2002	2001	2000

Weighted average common shares:
Basic	5,847,879	5,745,852	5,668,855
Effect of stock options	160,548	154,796	163,816
Diluted	6,008,427	5,900,648	5,832,671

      In December 2002, 2001 and 2000, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

      Disclosures About Segments of an Enterprise and Related Information — SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises’ products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions. The Company has one operating segment, “Community Banking.”

      Goodwill and Other Intangible Assets — In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization as well as provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing future impairments of goodwill. SFAS No. 142 also required a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 by the Company on January 1, 2002 did not have a significant impact on its financial positions or results of operations.

      Accounting for the Impairment or Disposal of Long-Lived Assets — In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 by the Company on January 1, 2002 did not have a significant impact on its financial positions or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to the extinguishment of debt become effective for financial statements issued for fiscal

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The adoption of the effective provisions of SFAS No. 145 did not have a significant impact on the Company’s financial position or results of operations and the Company does not believe that the adoption of the remaining provisions will have a significant impact on its financial position or results of operations.

      Acquisitions of Certain Financial Institutions — In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”) which became effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17” “When a Savings and Loan Association or Similar Association is Acquired in a Business Combination Accounted for by the Purchase Method” and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to include in its scope long-term customer relationship intangible assets of financial institutions. The adoption of SFAS No. 147 by the Company on October 1, 2002 did not have a significant effect on the Company’s financial position or results of operations.

      Other — Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

      Pending Accounting Pronouncements

      Accounting for Costs Associated with Exit or Disposal Activities — In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 by the Company on January 1, 2003 will not have a significant effect on the Company’s financial position or results of operations.

2  Securities

	December 31

	2002				2001

		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$223,005	$1,671	$2	$224,674	$105,838	$1,344	$399	$106,783
Mortgage-backed securities	323,898	10,309	208	333,999	348,116	5,052	398	352,770
Obligations of states and political subdivisions	167,346	9,469	4	176,811	155,742	4,275	484	159,533
Other debt securities	6,714	288	—	7,002	3,817	25	40	3,802

Total debt securities	720,963	21,737	214	742,486	613,513	10,696	1,321	622,888
Equity securities	970	428	—	1,398	872	449	—	1,321

Total	$721,933	$22,165	$214	$743,884	$614,385	$11,145	$1,321	$624,209

      At December 31, 2002, securities having a stated value of approximately $398,176 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

      Gross gains of $54, gross losses of $180 and gross gains of $692 were recorded as a result of securities available for sale sold or redeemed in 2002, 2001 and 2000 respectively. Applicable income taxes relating to such transactions were $22, $(75) and $284 in 2002, 2001 and 2000, respectively.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturity of all debt securities held at December 31, 2002 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale

	Amortized	Fair
	Cost	Value

Contractual Maturity
Within 1 year	$161,344	$161,450
After 1 but within 5 years	50,882	53,558
After 5 but within 10 years	69,959	73,934
After 10 years	114,880	119,545
Mortgage-backed Securities	323,898	333,999

Total	$720,963	$742,486

3  Credit Commitments and Concentrations of Credit Risk

      The Bank has outstanding, at any time, a significant number of commitments to extend credit and also provide financial guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank’s obligations. The amounts of those loan commitments and guarantees are set out in the following table. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.

	2002	2001
	Contract	Contract
	Amount	Amount

Credit commitments	$129,442	$130,191
Guarantees written	$5,287	$4,749

      The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates ranging from 3.75% to 8.50%. Guarantees written generally have terms up to one year.

      Loan commitments and guarantees written have off-balance-sheet credit risk because only origination fees and accruals for probable losses are recognized in the balance sheet until the commitments are fulfilled or the guarantees expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” collateral or other security would have no value.

      The Bank’s policy is to require customers to provide collateral prior to the disbursement of approved loans. For loans and financial guarantees, the Bank usually retains a security interest in the property or products financed or other collateral which provides repossession rights in the event of default by the customer.

      Concentrations of credit risk (whether on or off-balance-sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank does not have a significant exposure to any individual customer or counterparty. A geographic concentration arises because the Bank operates principally

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Westchester County and Bronx County, New York. Loans and credit commitments collateralized by real estate including all loans where real estate is either primary or secondary collateral are as follows:

	Residential	Commercial
	Property	Property	Total

2002
Loans	$181,564	$342,360	$523,924
Credit commitments	27,269	76,223	103,492

	$208,833	$418,583	$627,416

2001
Loans	$183,160	$300,082	$483,242
Credit commitments	24,307	78,693	103,000

	$207,467	$378,775	$586,242

      The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to have no value. The Bank has experienced little difficulty in accessing collateral when required.

4  Loans

      The loan portfolio is comprised of the following:

	December 31

	2002	2001

Real Estate:
Commercial	$231,411	$210,840
Construction	56,691	52,496
Residential	164,287	174,859
Commercial and industrial	179,288	140,573
Individuals	14,509	11,824
Lease financing	9,224	19,282

Total	655,410	609,874
Deferred loan fees	(1,462)	(1,479)
Allowance for loan losses	(11,510)	(8,018)

Loans, net	$642,438	$600,377

      The Bank has established credit policies applicable to each type of lending activity in which it engages. The Bank evaluates the credit worthiness of each customer and extends credit based on credit history, ability to repay and market value of collateral. The customers’ credit worthiness is monitored on an ongoing basis. Additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are bank deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of payment to be based on the borrower’s ability to generate continuing cash flows.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the activity in the allowance for loan losses follows:

	December 31

	2002	2001	2000

Balance, beginning of year	$8,018	$4,816	$4,047
Add (deduct):
Provision for loan losses	3,902	4,380	1,144
Recoveries on loans previously charged-off	69	250	53
Charge-offs	(479)	(1,428)	(428)

Balance, end of year	$11,510	$8,018	$4,816

      The recorded investment in impaired loans at December 31, 2002 was $4,672 for which an allowance of $1,282 has been established. The recorded investment in impaired loans at December 31, 2001 was $2,485, for which an allowance of $807 had been established. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

      The average investment in impaired loans during 2002, 2001 and 2000 was $3,519, $2,317 and $2,154, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

      Non-accrual and restructured loans at December 31, 2002, 2001 and 2000 and related interest income are summarized as follows:

	2002		2001		2000

	Non-Accrual	Restructured	Non-Accrual	Restructured	Non-Accrual	Restructured
	Loans	Loans	Loans	Loans	Loans	Loans

Amount	$4,758	—	$3,523	—	$4,584	—
Interest income recorded	—	—	—	—	—	—
Interest income that would have been recorded under the original contract terms	179	—	334	—	586	—

      Non-accrual loans at December 31, 2002 and 2001 include $4,172 and $2,485, respectively, of loans considered to be impaired under SFAS No. 114.

      Loans made directly or indirectly to employees, directors or principal shareholders were approximately $17,192 and $17,239 at December 31, 2002 and 2001, respectively. During 2002, new loans granted to these individuals and the effects of changes in board member composition totaled $688 and payments totaled $735.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5  Premises and Equipment

      A summary of premises and equipment follows:

	December 31

	2002	2001

Land	$1,139	$1,139
Buildings	10,715	10,452
Leasehold improvements	2,485	2,106
Furniture, fixtures and equipment	13,011	11,592
Automobiles	447	321

Total	27,797	25,610
Less accumulated depreciation and amortization	15,168	13,481

Premises and equipment, net	$12,629	$12,129

6  Borrowings

      Borrowings with original maturities of one year or less totaled $139,212 and $143,529 at December 31, 2002 and 2001, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase of $139,212 and $143,529 at December 31, 2002 and 2001, respectively. Other borrowings totaled $188,171 and $209,191 at December 31, 2002 and 2001, respectively, consisting of borrowings from FHLB with stated maturities of ten years and 1 to 4 year call options.

      Interest expense on all borrowings totaled $15,097, $14,067 and $15,043 in 2002, 2001 and 2000, respectively. In December 2002, the Company prepaid $21 million of it’s FHLB borrowings resulting in a prepayment penalty of $2.6 million. This penalty is included in interest expense on other borrowings in the 2002 Consolidated Statement of Income. Excluding the aforementioned prepayment penalty, the weighted average interest rate on other borrowings for 2002 was 4.9%. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

	2002	2001	2000

Average balance:
Short-term	$148,555	$154,311	$165,993
Other Borrowings	208,886	160,255	89,011
Weighted average interest rate:
Short-term	1.6%	3.8%	6.1%
Other Borrowings	6.1	5.1	5.5
Maximum month-end outstanding amount:
Short-term	$161,757	$164,222	$197,889
Other Borrowings	209,191	209,191	94,229

      As of December 31, 2002 and 2001, these borrowings were collateralized by loans and securities with an estimated fair value of $343,752 and $370,356, respectively.

      In addition, at December 31, 2002, the Bank had available unused lines of credit of $120 million from FHLB, and $25 million from correspondent banks. In addition, the Bank has $110 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7  Income Taxes

      A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31

	2002		2001		2000

Income tax at statutory rate	$10,761	35.0%	$9,932	35.0%	$7,474	34.0%
State income tax, net of Federal benefit	1,038	3.4	1,036	3.7	472	2.1
Tax-exempt interest income	(2,592)	(8.4)	(2,334)	(8.2)	(2,032)	(9.2)
Non-deductible expenses and other	(47)	(0.2)	861	3.0	(89)	(0.4)

Provision for income taxes	$9,160	29.8%	$9,495	33.5%	$5,825	26.5%

      The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31

	2002	2001	2000

Federal:
Current	$14,194	$9,113	$866
Deferred	(6,398)	(1,164)	4,218
State:
Current	2,319	2,011	206
Deferred	(955)	(465)	535

Total	$9,160	$9,495	$5,825

      The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2002		December 31, 2001

	Asset	Liability	Asset	Liability

Allowance for loan losses	$4,652		$3,243
Treasury securities				$375
Supplemental pension benefit	1,519		1,334
Minimum pension liability	579		480
Deferred compensation	702		697
Securities available for sale		$8,406		4,088
Interest on non-accrual loans	200		263
Undistributed income from subsidiary				5,345
SFAS 123 compensation cost	87
Depreciation		158		188
Other			21

	$7,739	$8,564	$6,038	$9,996

8  Stockholders’ Equity and Stock Options

      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

      Management believes, as of December 31, 2002, that both the Company and the Bank meet all capital adequacy requirements to which they are subject.

      The following summarizes the capital requirements and capital position at December 31, 2002 and 2001:

					Minimum
					To Be Well
			Minimum For		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision

Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total Capital (To Risk Weighted Assets)	$114,590	16.5%	$55,667	8.0%	$69,583	10.0%
Tier 1 Capital (To Risk Weighted Assets)	106,572	15.3	27,833	4.0	41,750	6.0
Tier 1 Capital (To Average Assets)	106,572	7.9	53,992	4.0	67,490	5.0
As of December 31, 2002:
Total Capital (To Risk Weighted Assets)	$131,497	18.3%	$57,554	8.0%	$71,943	10.0%
Tier 1 Capital (To Risk Weighted Assets)	122,504	17.0	28,777	4.0	43,165	6.0
Tier 1 Capital (To Average Assets)	122,504	8.3	59,318	4.0	74,148	5.0

			Minimum For
			Capital
	Actual		Adequacy Purposes

Consolidated	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total Capital (To Risk Weighted Assets)	$115,059	16.5%	$55,735	8.0%
Tier 1 Capital (To Risk Weighted Assets)	107,041	15.4	27,867	4.0
Tier 1 Capital (To Average Assets)	107,041	7.9	54,027	4.0
As of December 31, 2002:
Total Capital (To Risk Weighted Assets)	$131,839	18.3%	$57,630	8.0%
Tier 1 Capital (To Risk Weighted Assets)	122,834	17.0	28,815	4.0
Tier 1 Capital (To Average Assets)	122,834	8.3	59,341	4.0

      As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Stock Dividend

      In December 2002 and 2001 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

      The Company has stock option plans that provide for the granting of options to directors, certain officers, and to all eligible employees. Options to purchase 466,414 shares of common stock were outstanding at December 31, 2002 under all plans. The stock options are exercisable at prices that approximate the market value of the Company’s stock at dates of grant. Certain options become exercisable in up to five annual installments, commencing one year from date of grant. Other options become exercisable in their entirety, upon completion of 5 years of service. Options have a maximum duration of 10 years.

      Stock option transactions under the Plans were as follows:

	Shares	Weighted
	Underlying	Average Exercise
Outstanding Options	Options	Price Per Share

As of January 1, 2000	348,932	$13.89
Granted	186,729	24.11
Cancelled or expired	(5,326)	21.70
Exercised	(112,814)	18.91

As of December 31, 2000	417,521	17.01
Granted	174,463	28.01
Cancelled or expired	(4,301)	25.51
Exercised	(135,796)	21.03

As of December 31, 2001	451,887	19.96
Granted	164,335	32.29
Cancelled or expired	(4,854)	31.24
Exercised	(144,954)	20.70

As of December 31, 2002	466,414	23.96
Exercisable as of December 31, 2002	423,323	23.32
Available for future grant	703,458

      The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2002:

			Weighted Average

		Number of	Remaining	Exercise
	Exercise Price	Options	Life (yrs)	Price

	$ 8.49 to $20.98	146,852	3.7	$14.43
	21.02 to 27.91	181,115	7.2	25.78
	27.92 to 33.21	138,447	8.9	31.69

	$ 8.49 to $33.21	466,414	6.6	$23.96
Exercisable	$ 8.49 to $33.21	423,323	6.4	$23.32
Not Exercisable	$19.40 to $33.21	43,091	8.5	$30.28

9  Benefit Plans

      The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations include 5 percent of each participant’s earnings during the year. Pension costs charged to other operating expenses (including pension costs for directors) totaled approximately $756, $785 and $400 in 2002, 2001 and 2000, respectively.

      The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Bank matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $74, $67 and $64 in 2002, 2001 and 2000, respectively.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company does not offer its own stock as an investment to participants of the Employees’ Savings Plan. The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s Stock.

      Additional retirement benefits are provided to certain officers pursuant to supplemental plans. Costs for the officers’ supplemental pension plan totaled approximately $617, $650 and $605 in 2002, 2001 and 2000, respectively. The Bank records an additional minimum pension liability to the extent that its accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs and of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in other comprehensive income net of related tax benefits.

      The following tables set forth the status of the Bank’s plans as of December 31, 2002 and 2001:

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$5,709	$4,995
Service cost	180	223
Interest cost	396	356
Actuarial (gain) loss	813	634
Benefits paid	(482)	(499)

Benefit obligation at end of year	6,616	5,709

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on assets	—	—
Employer contributions	482	499
Benefits paid	(482)	(499)

Fair value of plan assets at end of year	—	—

Funded status	(6,616)	(5,709)
Unrecognized transition obligation	227	318
Unrecognized prior service cost	273	317
Unrecognized net loss	2,250	1,665

Accrued benefit cost	$(3,866)	$(3,409)

Weighted average assumptions:
Discount rate	6.25%	7.00%
Expected return on plan assets	—	—
Rate of compensation increase	5.00%	4.00%
Components of net periodic benefit cost:
Service cost	$180	$223
Interest cost	396	356
Expected return on plan assets	—	—
Amortization of transition obligation	91	91
Amortization of prior service cost	44	44
Amortization of net loss	220	321

Net periodic benefit cost	$931	$1,035

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Set forth below is a summary of the amounts reflected in the Bank’s balance sheets as of December 31:

	2002	2001

Accrued benefit liability	$(5,795)	$(5,245)
Intangible asset	500	635
Accumulated other comprehensive income (pre-tax net reduction in equity)	1,429	1,201

Accrued benefit cost	$(3,866)	$(3,409)

10  Commitments, Contingent Liabilities and Other Disclosures

      The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year ending December 31,

2003	$631
2004	338
2005	258
2006	122
2007	58
Thereafter	223

Total minimum future rentals	$1,630

      Rent expense for premises and equipment was approximately $993, $833 and $783 in 2002, 2001 and 2000, respectively. In the normal course of business, there are various outstanding commitments and contingent liabilities which are not reflected in the consolidated balance sheets. No losses are anticipated as a result of these transactions.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company’s consolidated financial position or results of operations.

      At December 31, 2002, the Company was a party to two interest rate floor agreements, as more fully discussed in Note 1 to these consolidated financial statements. These agreements are subject to the counterparties’ ability to perform in accordance with the terms of the agreements.

Cash Reserve Requirements

      The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $1,559 at December 31, 2002 and $941 at December 31, 2001.

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

11  Segment Information

      The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

      General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, primarily the counties of Westchester and Bronx, New York. For the years ended December 31, 2002, 2001 and 2000, there is no customer that accounted for more than 10% of the Company’s revenue.

12  Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2002 and 2001 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

	December 31

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Assets:
Financial assets for which carrying value approximates fair value	$79.6	$79.6	$108.1	$108.1
Securities, FHLB stock and accrued interest	758.7	758.7	640.1	640.1
Loans and accrued interest	656.8	660.9	611.1	614.1
Interest Rate Floor Contracts	0.7	0.7	0.8	0.8
Liabilities:
Deposits with no stated maturity and accrued interest	862.3	862.3	655.8	655.8
Time deposits and accrued interest	166.0	164.5	234.1	233.0
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	139.3	139.3	143.8	143.8
Other borrowings and accrued interest	189.3	176.0	210.3	208.2
Financial liabilities for which carrying value approximates fair value	—	—	—	—

      The estimated fair value of the indicated items was determined as follows:

Financial assets for which carrying value approximates fair value — The estimated fair value approximates carrying amount because of the immediate availability of these funds or based on the short maturities and current rates for similar deposits. Cash and due from banks as well as Federal funds sold are reported in this line item.

Securities, FHLB stock and accrued interest — The fair value was estimated based on quoted market prices or dealer quotations. FHLB stock and accrued interest are stated at their carrying amounts.

Loans and accrued interest — The fair value of loans was estimated by discounting projected cash flows at the reporting date using current rates for similar loans, reduced by specific and general loan loss allowances. Additionally, under SFAS No. 114, all loans considered impaired are reported at either the fair value of collateral or present value of expected future cash flows. Accrued interest is stated at its carrying amount.

Deposits with no stated maturity and accrued interest — The estimated fair value of deposits with no stated maturity and accrued interest, as applicable, are considered to be equal to their carrying amounts.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time deposits and accrued interest — The fair value of time deposits has been estimated by discounting projected cash flows at the reporting date using current rates for similar deposits. Accrued interest is stated at its carrying amount.

Securities sold under repurchase agreements and other short-term borrowings and accrued interest — The estimated fair value of these instruments approximate carrying amount because of their short maturities and variable rates. Accrued interest is stated at its carrying amount.

Other borrowings and accrued interest — The fair value of callable FHLB advances was estimated by discounting projected cash flows at the reporting date using the rate applicable to the projected call date option. Accrued interest is stated at its carrying amount.

Interest rate floor contracts — The fair value was estimated using quoted market prices or dealer quotations.

13  Condensed Financial Information of Hudson Valley Holding Corp.

(Parent Company Only)

Condensed Balance Sheets

December 31, 2002 and 2001
Dollars in thousands

	2002	2001

Assets
Cash	$249	$444
Investment in subsidiary	136,224	112,625
Equity securities	998	896

Total Assets	$137,471	$113,965

Liabilities and Stockholders’ Equity
Other liabilities	$664	$623
Stockholders’ equity	136,807	113,342

Total Liabilities and Stockholders’ Equity	$137,471	$113,965

Condensed Statements of Income

For the years ended December 31, 2002, 2001 and 2000
Dollars in thousands

	2002	2001	2000

Dividends from the Bank	$6,406	$5,058	$3,926
Dividends from equity securities	38	56	29
Other income	1	—	25
Operating expenses	200	291	375

Income before equity in undistributed earnings in the Bank	6,245	4,823	3,605
Equity in undistributed earnings of the Bank	15,339	14,058	12,553

Net Income	$21,584	$18,881	$16,158

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000
Dollars in thousands

	2002	2001	2000

Operating Activities:
Net income	$21,584	$18,881	$16,158
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(15,339)	(14,058)	(12,553)
Increase in other liabilities	41	174	83
(Increase) decrease in other assets	—	—	26
Other changes, net	—	—	2

Net cash provided by operating activities	6,286	4,997	3,716

Investing Activities:
Proceeds from sales of equity securities	3	—	275
Purchase of equity securities	(100)	(21)	(23)

Net cash (used) provided by investing activities	(97)	(21)	252

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	3,302	3,430	2,367
Purchase of treasury stock	(1,949)	(1,819)	(1,436)
Cash dividends paid	(7,737)	(6,351)	(5,211)

Net cash used in financing activities	(6,384)	(4,740)	(4,280)

Increase (decrease) in Cash and Due from Banks	(195)	236	(312)
Cash and due from banks, beginning of year	444	208	520

Cash and due from banks, end of year	$249	$444	$208

MANAGEMENT’S REPORT TO THE STOCKHOLDERS

January 27, 2003

To the Stockholders of Hudson Valley Holding Corp.

Consolidated Financial Statements

      The management of Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank, (collectively the “Company”), is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements and all other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

      Management assessed the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions, as of December 31, 2002.

Audit Committee

      The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company’s management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. The Audit Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s consolidated financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

Compliance With Laws and Regulations

      Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

      Management assessed Hudson Valley Bank’s compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Hudson Valley Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2002.

James J. Landy President & Chief Executive Officer	Stephen R. Brown Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

Hudson Valley Holding Corp.

      We have examined management’s assertion, included in the accompanying Management’s Report to Stockholders, that Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank (collectively the “Company”) maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 2002 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO report). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assertion based on our examination.

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

      In our opinion, management’s assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 2002, is fairly stated, in all material respects, based on the criteria established in the COSO report.

Deloitte & Touche LLP

Stamford, Connecticut

January 27, 2003

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 14.     CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, since the date of the evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1. Financial Statements

      The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Independent Auditors’ Report

•	Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

•	Consolidated Balance Sheets at December 31, 2002 and 2001

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

(A)2. Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(B) Reports on Form 8-K Filed During the Quarter ended December 31, 2002

      None

(C) Exhibits Required by Securities and Exchange Commission Regulation S-K

Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)
3.2	By-Laws of Hudson Valley Holding Corp.(1)
3.3	Specimen of Common Stock Certificate(1)
4.1	Specimen Stock Restriction Agreement Between the Company and a Shareholder Granted Stock Options(1)
4.2	Specimen Stock Restriction Agreement Between the Company and a Shareholder who Acquired Such Shares from a Shareholder Subject to the Agreement(1)
10.1	Hudson Valley Bank Directors’ Retirement Plan*(1)
10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan, effective December 1, 1995*(1)
10.3	Hudson Valley Bank Supplemental Retirement Plan of 1997* (1)
10.4	2002 Stock Option Plan*(2)
10.5	Specimen Non-Statutory Stock Option Agreement*(1)
10.6	Specimen Incentive Stock Option Agreement*(1)
10.7	Consulting Agreement Between the Company and Director John A. Pratt, Jr.*(1)
11	Statements re: Computation of Per Share Earnings(3)
21	Subsidiaries of the Company(3)
23	Consents of Experts and Counsel(3)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

 *  Management compensation plan

(1)	Incorporated herein by reference in this document to the Registration Statement on Form 10 initially filed on May 1, 2000

(2)	Incorporated herein by reference in this document to Appendix A and Exhibit A to Appendix A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders

(3)	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 27, 2003

By:	/s/ JAMES J. LANDY

James J. Landy
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES J. LANDY

James J. Landy
President, Chief Executive Officer and Director

/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President, Chief Operating
Officer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ WILLIAM E. GRIFFIN

William E. Griffin
Chairman of the Board and Director

/s/ JAMES M. COOGAN

James M. Coogan
Director

/s/ GREGORY F. HOLCOMBE

Gregory F. Holcombe
Director

/s/ ANGELO R. MARTINELLI

Angelo R. Martinelli
Director

/s/ RONALD F. POE

Ronald F. Poe
Director

/s/ JOHN A. PRATT JR.

John A. Pratt Jr.
Director

/s/ CECILE D. SINGER

Cecile D. Singer
Director

/s/ CRAIG S. THOMPSON

Craig S. Thompson
Director

CERTIFICATIONS

I, James J. Landy, certify that:

1. I have reviewed this annual report on Form 10-K of Hudson Valley Holding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES J. LANDY

James J. Landy
President and Chief Executive Officer

Date: March 27, 2003

I, Stephen R. Brown, certify that:

1. I have reviewed this annual report on Form 10-K of Hudson Valley Holding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President, Chief
Operating Officer, Chief Financial Officer

Date: March 27, 2003