Form 10-Q
period 2003-03-31
HUDSON VALLEY HOLDING CORP
filed 2003-05-14
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes  ☒  No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 1, 2003

Common stock, par value $0.20 per share	5,905,592

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4 CONTROLS AND PROCEDURES	21

PART II — OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	23

SIGNATURES	24

CERTIFICATION OF CHIEF EXECUTIVE OFFICER	25

CERTIFICATION OF CHIEF FINANCIAL OFFICER	26

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	March 31,

	2003	2002

Interest Income:
Loans, including fees	$11,840	$11,735
Securities:
Taxable	5,192	7,047
Exempt from federal income taxes	1,989	1,886
Federal funds sold	167	366
Deposits in banks	4	10

Total interest income	19,192	21,044

Interest Expense:
Deposits	1,329	2,200
Securities sold under repurchase agreements and other short-term borrowings	435	603
Other borrowings	2,229	2,503

Total interest expense	3,993	5,306

Net Interest Income	15,199	15,738
Provision for loan losses	367	800

Net interest income after provision for loan losses	14,832	14,938

Non Interest Income:
Service charges	421	363
Realized gain (loss) on security transactions, net	3,967	—
Other income	184	250

Total non interest income	4,572	613

Non Interest Expense:
Salaries and employee benefits	4,388	3,767
Occupancy	711	595
Professional services	882	793
Equipment	471	433
Business development	385	249
FDIC assessment	47	40
Other operating expenses	1,151	1,028

Total non interest expense	8,035	6,905

Income Before Income Taxes	11,369	8,646
Income Taxes	3,731	2,637

Net Income	$7,638	$6,009

Basic Earnings Per Common Share	$1.30	$1.04
Diluted Earnings Per Common Share	$1.27	$1.01

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended
	March 31,

	2003	2002

Net Income	$7,638	$6,009
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale arising during the period	(2,664)	(2,888)
Income tax effect	846	1,199

	(1,818)	(1,689)

Reclassification adjustment for net gain realized on securities available for sale	(3,967)	—
Income tax effect	1,630	—

	(2,337)	—

Unrealized holding loss on securities available for sale	(4,155)	(1,689)

Minimum pension liability adjustment	(44)	—
Income tax effect	17	—

	(27)	—
Other comprehensive income (loss)	(4,182)	(1,689)

Comprehensive Income	$3,456	$4,320

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	March 31,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$38,723	$48,350
Federal funds sold	68,800	29,393
Securities available for sale at estimated fair value (amortized cost of $732,591 in 2003 and $721,933 in 2002)	747,911	743,884
Federal Home Loan Bank of New York (FHLB) Stock	9,408	10,459
Loans (net of allowance for loan losses of $11,509 in 2003 and $11,510 in 2002)	643,796	642,438
Accrued interest and other receivables	8,679	9,043
Premises and equipment, net	12,623	12,629
Other real estate owned	1,784	1,831
Deferred income taxes, net	1,777	—
Other assets	9,117	8,856

TOTAL ASSETS	$1,542,618	$1,506,883

LIABILITIES
Deposits:
Non interest-bearing	$426,316	$446,370
Interest-bearing	628,060	580,806

Total deposits	1,054,376	1,027,176
Securities sold under repurchase agreements and other short-term borrowings	145,305	139,212
Other borrowings	188,166	188,171
Deferred income taxes, net	—	825
Accrued interest and other liabilities	16,801	14,692

TOTAL LIABILITIES	1,404,648	1,370,076

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 5,885,365 and 5,887,600 shares in 2003 and 2002, respectively	1,368	1,366
Additional paid-in capital	146,893	146,393
Retained earnings	6,353	894
Accumulated other comprehensive income, net	8,506	12,688
Treasury stock, at cost	(25,150)	(24,534)

Total stockholders’ equity	137,970	136,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,542,618	$1,506,883

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2003 and 2002
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2003	5,887,600	$1,366	$(24,534)	$146,393	$894	$12,688	$136,807
Net income					7,638		7,638
Exercise of stock options	12,941	2		479			481
Purchase of treasury stock	(16,597)		(653)				(653)
Sale of treasury stock	1,421		37	21			58
Cash dividend					(2,179)		(2,179)
Minimum pension liability adjustment						(27)	(27)
Net unrealized loss on securities available for sale						(4,155)	(4,155)

Balance at March 31, 2003	5,885,365	$1,368	$(25,150)	$146,893	$6,353	$8,506	$137,970

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2002	5,260,158	$1,232	$(22,791)	$125,057	$4,829	$5,015	$113,342
Net income					6,009		6,009
Exercise of stock options	31,870	7		547			554
Purchase of treasury stock	(17,451)		(665)				(665)
Sale of treasury stock	641		16	7			23
Stock dividend	993
Cash dividend					(1,794)		(1,794)
Net unrealized loss on securities available for sale						(1,689)	(1,689)

Balance at March 31, 2002	5,276,211	$1,239	$(23,440)	$125,611	$9,044	$3,326	$115,780

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Three Months
	Ended March 31,

	2003	2002

Operating Activities:
Net income	$7,638	$6,009
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	367	800
Depreciation	447	396
Realized gain on security transactions, net	(3,967)	—
Stock option expense	226	111
Amortization of premiums on securities, net	492	660
Deferred tax benefit	(109)	(508)
Increase (decrease) in deferred loan fees, net	23	(382)
Decrease (increase) in accrued interest and other receivables	364	(1,128)
(Decrease) increase in other assets	(261)	105
Increase (decrease) in accrued interest and other liabilities	2,109	(593)
Other changes, net	3	48

Net cash provided by operating activities	7,332	5,518

Investing Activities:
Net (increase) decrease in short-term investments	(39,407)	2,300
Decrease (increase) in FHLB stock	1,051	—
Proceeds from maturities of securities available for sale	422,025	57,601
Proceeds from sales of securities available for sale	91,408	—
Purchases of securities available for sale	(520,616)	(68,484)
Net increase in loans	(1,748)	(8,261)
Purchases of premises and equipment	(441)	(552)

Net cash used in investing activities	(47,728)	(17,396)

Financing Activities:
Proceeds from issuance of common stock	255	442
Proceeds from sale of treasury stock	58	23
Increase in deposits	27,200	8,966
Cash dividends paid	(2,179)	(1,794)
Repayment of other borrowings	(5)	(5)
Net increase in securities sold under repurchase agreements and other short-term borrowings	6,093	7,527
Purchase of treasury stock	(653)	(665)

Net cash provided by financing activities	30,769	14,494

Increase (decrease) in Cash and Due from Banks	(9,627)	2,616
Cash and due from banks, beginning of period	48,350	29,821

Cash and due from banks, end of period	$38,723	$32,437

Supplemental Disclosures:
Interest paid	$4,051	$5,537
Income tax payments	1,550	2,798
Change in unrealized gain (loss) on securities available for sale — net of tax	(4,155)	(1,689)

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 14 branch offices in Westchester County, New York, 2 in Bronx County, New York and one in Manhattan, New York. Additionally, the Bank has received all necessary regulatory approvals to open a new branch office at 40 Church Street, White Plains, New York. The branch is expected to open in the summer of 2003. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser but increasing extent, the Bronx and Manhattan.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2003 and December 31, 2002 and the results of its operations and comprehensive income for the three month periods ended March 31, 2003 and 2002, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2003 and 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

      These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2002 and notes thereto.

      Intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period accounts to conform to the current period’s presentation.

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133”, which became effective on January 1, 2001, requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has two interest rate floor contracts, one with a notional value of $25 million and a 4.5% strike rate and one with a notional value of $25 million and a 4.0% strike rate, which do not qualify for hedge accounting under SFAS

No. 133. Accordingly, the contracts are accounted for at fair value with the resulting net gain of $72,000 included in other income for the three month period ended March 31, 2002. There was no gain or loss in the contracts in the three month period ended March 31, 2003.

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Non-employee stock options were expensed as of the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2003 and 2002 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Quarters Ended
	March 31,

	2003	2002

Net income, as reported	$7,638	$6,009
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	142	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(148)	(217)

Pro forma net income	$7,632	$5,792
Earnings per share:
Basic — as reported	$1.30	$1.04
Basic — pro forma	1.30	1.00
Diluted — as reported	$1.27	$1.01
Diluted — pro forma	1.26	0.97

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,

	2003	2002

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$7,638	$6,009
Denominator:
Denominator for basic earnings per common share — weighted average shares	5,884,599	5,795,526
Effect of diluted securities:
Stock options	152,274	149,833

Denominator for dilutive earnings per common share — adjusted weighted average shares	6,036,873	5,945,359

Basic earnings per common share	$1.30	$1.04
Diluted earnings per common share	$1.27	$1.01

4.  Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 by the Company on January 1, 2003 did not have a significant effect on the Company’s financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others,” (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition measurement and disclosure provisions do not encompass commercial letters of credit and other loan commitments because those instruments do not guarantee payment of a money obligation and do not provide for payment in the event of default by the counterparty. The adoption of FIN No. 45 by the Company did not have a significant impact on its financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN No. 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The adoption of the provisions of this statement effective January 31, 2003 and the adoption of the remaining provisions effective June 15, 2003 by the Company is not expected to have any impact on its financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2003 and consolidated results of operations for the three month periods ended March 31, 2003 and March 31, 2002. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s Annual Report on Form 10K.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2003. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

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

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at March 31, 2003 and December 31, 2002. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

Results of Operations for the Three Month Periods Ended March 31, 2003 and March 31, 2002

  Summary of Results

      The Company reported net income of $7.6 million for the three month period ended March 31, 2003. This compares to $6.0 million for the three month period ended March 31, 2002. The increase in net income in the three month period ended March 31, 2003 compared to the same period in the prior year was primarily due to higher non interest income and a lower provision for loan losses offset by lower net interest income and higher non interest expense. Non interest income for the three month period ended March 31, 2003 included a $4.0 million gain on sales of securities available for sale which were conducted as part of the Company’s ongoing asset/liability management process. The after tax effect of these transactions on net income was approximately $2.3 million. Additional discussion of these transactions is included later in this section under the “Net Interest Income” and “Financial Condition” captions.

      Diluted earnings per share were $1.27 for the three month period ended March 31, 2003. This compares to $1.01 of diluted earnings per share for the three month period ended March 31, 2002. On this basis, diluted earnings per share increased $0.26 or 25.7 percent for the three month period ended March 31, 2003. Annualized return on average equity (excluding the effects of unrealized gains and losses on securities available for sale) was 24.35 percent for the three month period ended March 31, 2003, compared to 21.90 percent for the three month period ended March 31, 2002. Annualized return on average assets (excluding the effects of unrealized gains and losses on securities available for sale) for the three month period ended March 31, 2003 was 2.06 percent. This compares to 1.75 percent for the three month period ended March 31, 2002.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2003 and March 31, 2002, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2003 and 2002.

	Three Months Ended March 31,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$2,243	$4	0.71%	$2,877	$10	1.39%
Federal funds sold	57,703	167	1.16	83,149	366	1.76
Securities:(1)
Taxable	543,295	5,192	3.82	467,547	7,047	6.03
Exempt from federal income taxes	166,890	3,060	7.33	156,626	2,902	7.41
Loans, net(2)	644,411	11,840	7.35	599,549	11,735	7.83

Total interest earning assets	1,414,542	20,263	5.73	1,309,748	22,060	6.74

Non interest earning assets:
Cash and due from banks	38,799			33,050
Other assets	32,243			31,150

Total non interest earning assets	71,042			64,200

Total assets	$1,485,584			$1,373,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$275,990	$580	0.84%	$212,662	$861	1.62%
Savings	62,388	61	0.39	54,399	84	0.62
Time	170,586	621	1.46	212,937	1,123	2.11
Checking with interest	83,883	67	0.32	68,778	132	0.77
Securities sold under repurchase agreements and other short-term borrowings	145,101	435	1.20	150,551	603	1.60
Other borrowings	188,169	2,229	4.74	209,188	2,503	4.79

Total interest bearing liabilities	926,117	3,993	1.72	908,515	5,306	2.34

Non interest bearing liabilities:
Demand deposits	424,677			340,597
Other liabilities	9,314			15,058

Total non interest bearing liabilities	433,991			355,655

Stockholders’ equity(1)	125,476			109,778

Total liabilities and stockholders’ equity(1)	$1,485,584			$1,373,948

Net interest earnings		$16,270			$16,754

Net yield on interest earning assets			4.60%			5.12%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $1,071 and $1,016 for the three month periods ended March 31, 2003 and March 31, 2002, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2003 and March 31, 2002.

	Three Month Period Increase
	(Decrease) Due to Change in

	Volume	Rate	Total(1)

	(000’s)
Interest Income:
Deposits in banks	$(2)	$(4)	$(6)
Federal funds sold	(112)	(87)	(199)
Securities:
Taxable	1,142	(2,997)	(1,855)
Exempt from federal income taxes(2)	190	(32)	158
Loans, net	878	(773)	105

Total interest income	2,096	(3,893)	(1,797)

Interest expense:
Deposits:
Money market	$256	$(537)	$(281)
Savings	12	(35)	(23)
Time	(223)	(279)	(502)
Checking with interest	29	(94)	(65)
Securities sold under repurchase agreements and other short-term borrowings	(22)	(146)	(168)
Other borrowings	(251)	(23)	(274)

Total interest expense	(199)	(1,114)	(1,313)

Increase in interest differential	$2,295	$(2,779)	$(484)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2003 and 2002.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three month period ended March 31, 2003, net interest income, on a tax equivalent basis, decreased 3.0 percent to $16.3 million from $16.8 million, compared to the prior year period. Net interest income decreased because the net interest margin on a tax equivalent basis for the three month period ended March 31, 2003 decreased to 4.6 percent from 5.1 percent, compared to the prior year period, partially offset by an increase in the excess of average interest earning assets over average interest bearing liabilities for the three month period ended March 31, 2003 to $488.4 million from $401.2 million, compared to the prior year period.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in taxable securities, tax-exempt securities and loans during the three month period ended March 31, 2003, offset by volume decreases in interest bearing deposits in banks and federal funds sold and overall lower interest rates, contributed to the lower interest income in the current year period as compared to the same period in the prior year. For the three month period ended March 31, 2003, average interest earning assets increased 8.0 percent to $1,414.5 million from $1,309.7 million compared to the prior year period. Interest income, on a tax equivalent basis, for the three month period ended March 31, 2003, decreased 8.1 percent to $20.3 million from $22.1 million, compared to the prior year period.

      Average total securities, excluding average unrealized gains on available for sale securities, increased $86.0 million, or 13.8 percent to $710.2 million for the three month period ended March 31, 2003 compared to the prior year period. The increase in average total securities in the current year period, as compared to the same period in the prior year, was principally the result of management partially redeploying maturing funds and deposit growth into shorter term investments due to the current interest rate environment. These funds were reinvested in short-term U.S. Treasury securities which are included in available for sale securities. In addition, during the three month period ended March 31, 2003, the Company sold approximately $91.0 million of rapidly prepaying fixed rate mortgage-backed securities and callable U.S. agency securities which were likely to be called within 12 months. The proceeds from the sales, which included pretax gains of $4.0 million, were reinvested in variable rate mortgage-backed securities and collateralized mortgage obligations, (“CMO’s.”) These transactions were conducted to recognize gains on securities that would have most likely prepaid at par within the next year, to redistribute cash flows within the portfolio, and to manage interest rate risk. Interest income on securities decreased for the three month period ended March 31, 2003 compared to 2002 due to higher volume offset by significantly lower aggregate rates.

      Average net loans increased $44.9 million, or 7.5 percent to $644.4 million for the three month period ended March 31, 2003 compared to the prior year period. These increases in average net loans reflect management’s continuing emphasis on making new loans and more effective market penetration. Interest income on net loans increased slightly in the current year periods as compared to the prior year due to increased volume significantly offset by the impact of lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three month period ended March 31, 2003 decreased 24.7 percent to $4.0 million from $5.3 million, compared to the prior year period. For the three month period ended March 31, 2003, average balances in money market, checking with interest and savings deposits increased and average balances in time deposits decreased compared to the prior year periods. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of new branches. These funds were invested in loans and securities. The decrease in time deposits resulted primarily from a decrease in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. For the three month period ended March 31, 2003, the average amount of non interest bearing demand deposits increased 24.7 percent to $424.7 million from $340.6 million compared to the prior year period. These deposits are an important component of the Company’s asset/ liability management and have a direct impact on the determination of net interest income. Interest rates paid on average deposits decreased in the current year period compared to the prior year period due to lower interest rates partially offset by higher volume. Average other borrowings decreased $21.0 million, or 10.0 percent to $188.2 million for the three month period ended March 31, 2003 compared to the prior year period. This decrease was primarily due to the prepayment of $21 million of higher cost Federal Home Loan Bank borrowings in the fourth quarter of 2002 conducted as part of the Company’s ongoing asset/ liability management efforts. Interest expense on other borrowings decreased in the current year period compared to the prior year period due to lower volume and lower aggregate rates.

      The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2003 and 2002 is as follows:

	Three Month
	Period Ended
	March 31,

	2003	2002

Average interest rate on:
Total average interest earning assets	5.73%	6.74%
Total average interest bearing liabilities	1.72	2.34
Total interest rate spread	4.01	4.40

      Interest rate spreads decreased in the current year period compared to the prior year period. These decreases resulted primarily from the greater impact that the declining interest rate environment has on the Company’s earning assets than on it’s interest bearing liabilities. Management cannot predict what impact market conditions will have on the Company’s interest rate spread and compression in net interest rate spread may occur.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $367,000 and $800,000 for the three month periods ended March 31, 2003 and 2002, respectively. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income, excluding realized gains on sales of securities available for sale, for the three month period ended March 31, 2003 decreased 1.3 percent to $605,000 from $613,000, compared to the prior year period.

      Gains on sales of securities available for sale were $4.0 million for the three month period ended March 31, 2003. See “Net Interest Income” for further discussion. There were no gains or losses on sales of securities available for sale in the prior year period.

      Service charges for the three month period ended March 31, 2003 increased 16.0 percent to $421,000 from $363,000 compared to the prior year period. This increase reflects a higher level of fees charged and increased activity.

      Other income for the three month period ended March 31, 2003 decreased 26.4 percent to $184,000 from $250,000 compared to the prior year period. There was no change in the fair value of interest rate floor contracts included in other income for the three month period ended March 31, 2003. Other income included an increase in the fair value of interest rate floor contracts of $72,000 for the three month period ended March 31, 2002.

  Non Interest Expense

      Non interest expense for the three month period ended March 31, 2003 increased 16.4 percent to $8.0 million from $6.9 million compared to the prior year period. This increase reflects the overall growth of the Company and resulted from increases in professional services expense, business development expense, salary and employee benefits expense, occupancy expense, other operating expense, equipment expense and the FDIC assessment in the three month period ended March 31, 2003 compared to the same period in the prior year.

      Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2003 increased 16.5 percent to $4.4 million from $3.8 million, compared to prior year period. This increase resulted from additional staff to accommodate the growth in loans and deposits, the opening of three new branch facilities, as well as merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

      Occupancy expense for the three month period ended March 31, 2003 increased 19.5 percent to $711,000 from $595,000, compared to prior year period. This increase reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services for the three month period ended March 31, 2003 increased 11.2 percent to $882,000 from $793,000, compared to prior year period. The increase resulted from higher audit costs, higher legal costs and professionals engaged to assist in the expansion of the Company’s management information services and operational enhancements.

      Equipment expense for the three month period ended March 31, 2003 increased 8.8 percent to $471,000 from $433,000 compared to prior year period. This increase resulted from opening of new branch facilities.

      Business development expense for the three month period ended March 31, 2003 increased 54.6 percent to $385,000 from $249,000 compared to prior year period. This increase was the result of increased promotion of the Company’s services and promotion of new branch offices.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three month period ended March 31, 2003 increased 17.5 percent to $47,000 from $40,000 compared to the prior year period. This increase resulted from increases in deposits subject to assessment.

      Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2003 compared to March 31, 2002, were due to the following:

•	Increase of $11,000 (7.9%) in stationery and printing costs due to higher business volume and an increase in office supplies necessary to support the new branches.

•	Increase of $11,000 (5.3%) in communications expense, due to added voice and data lines associated with the expansion of technology usage, additional branch offices and growth in customers and business activity.

•	Increase of $42,000 (37.8%) in courier service due to increased customer utilization of the service and increased service costs.

•	Decrease of $17,000 (283.3%) in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by higher banker’s professional insurance costs and automobile insurance costs.

•	Increase of $14,000 (51.9%) in other loan costs due to recoveries of prior years loan collection expenses in 2002.

•	Increase of $47,000 (22.2%) in outside services costs due to increased data processing costs and higher correspondent bank service charges.

  Income Taxes

      Income taxes for the three month period ended March 31, 2003 increased 41.5 percent to $3.7 million from $2.6 million, compared to the prior year period. The effective tax rate was 32.8 percent for the current year period compared to 30.5 percent in the prior year period. The increase in the effective tax rate is primarily a result of the tax on gains on sales of securities available for sale.

Financial Condition

      At March 31, 2003, the Company had total assets of $1,542.6 million, an increase of $35.7 million, or 2.4 percent, from $1,506.9 million at December 31, 2002.

      Federal funds sold totaled $68.8 million and $29.4 million at March 31, 2003 and December 31, 2002, respectively. The increase resulted from an excess of growth in deposits over increases in the loan and securities portfolios. The Company has chosen not to redeploy these funds into longer term securities due to the current interest rate environment.

      The securities portfolio consists of securities available for sale of $747.9 million and $743.9 million at March 31, 2003 and December 31, 2002, respectively. The portfolio also includes Federal Home Loan Bank of New York (FHLB) stock, which totaled $9.4 million and $10.5 million at March 31, 2003 and December 31, 2002, respectively.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at March 31, 2003:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$199,799	$995	$5	$200,789
Mortgage-backed securities	359,421	4,899	985	363,335
Obligations of state and political subdivisions	165,963	9,640	6	175,597
Other debt securities	6,432	354	—	6,786

Total debt securities	731,615	15,888	996	746,507
Equity securities	976	428	—	1,404

Total	$732,591	$16,316	$996	$747,911

      During the three month period ended March 31, 2003, U.S. Treasury and government agency obligations decreased $23.9 million to $200.8 million due to purchases of $349.6 million offset by maturities and calls of $359.9 million, sales of $13.2 million and other decreases of $0.4 million. Purchases and maturities included

$349.6 million and $350.0 million, respectively, of short-term U.S. Treasury and government agency obligations with remaining maturities of less than 60 days at the time of purchase. Management has increased the amount of short-term investments as part of it’s ongoing asset/ liability management strategy during the current low interest rate environment.

      Mortgage-backed securities, including collateralized mortgage obligations (CMO’s), increased $29.3 million during the period to $363.3 million at March 31, 2003. The increase was due to purchases of $169.8 million offset by principal paydowns and redemptions of $55.2 million and sales of $78.2 million and other decreases of $7.1 million. These purchases were primarily variable rate mortgage-backed securities with average lives of less than five years at the time of purchase. The sales, conducted as part of the Company’s ongoing asset/ liability management efforts, consisted of rapidly prepaying fixed rate mortgage-backed securities.

      Obligations of state and political subdivisions decreased $1.2 million during the period to $175.6 million due to purchases of $1.3 million and other increases of $0.2 million, offset by maturities of $2.7 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and on a limited basis, in non-rated securities. Non-rated securities totaled $7.3 million at March 31, 2003 comprised primarily of obligations of municipalities located within the Company’s market area.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2003.

      Total loans were $656.8 million at March 31, 2003 compared to $655.4 million at December 31, 2002, reflecting a $1.4 million increase. This increase resulted principally from a $6.6 million increase in commercial real estate loans, a $4.7 million increase in commercial and industrial loans, a $8.7 million increase in residential real estate loans offset by a $14.5 million decrease in construction real estate loans, a $0.2 million decrease in loans to individuals and a decrease of $3.9 million in lease financing.

      Major classifications of loans at March 31, 2003 and December 31, 2002 are as follows:

	March 31,	December 31,
	2003	2002

	(000’s)
Real Estate:
Commercial	$237,980	$231,411
Construction	42,155	56,691
Residential	172,998	164,287
Commercial and industrial	184,037	179,288
Individuals	14,303	14,509
Lease financing	5,318	9,224

Total	656,791	655,410
Deferred loan fees	(1,486)	(1,462)
Allowance for loan losses	(11,509)	(11,510)

Loans, net	$643,796	$642,438

      In March 2000, the Company ended its participation in an automobile leasing program due to the sale of the company that originated and serviced the leases and resulting changes to various aspects of the program. The balance of $2.7 million of such leases at March 31, 2003 will continue to decline as repayments of existing leases continue. The Company has not determined if it will seek to participate in a similar program in the future.

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (OREO) as of March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

	(000’s except percentages)
Non-accrual loans at period end	$3,738	$4,758
OREO at period end	1,784	1,831

Total nonperforming assets	$5,522	$6,589
Loans past due 90 days or more and still accruing	771	1,596
Nonperforming assets to total assets at period end	0.36%	0.43%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $114,000 and $179,000 for the three month period ended March 31, 2003 and the year ended December 31, 2002, respectively. There was no interest income on nonperforming assets included in net income for the three month period ended March 31, 2003 and the year ended December 31, 2002.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	March 31,	Change During	December 31,
	2003	Period	2002

	(000’s)
Specific component	$1,576	$294	$1,282
Formula component	1,033	(295)	1,328
Unallocated component	8,900	—	8,900

Total allowance	$11,509		$11,510

Net change		(1)
Net chargeoffs		(368)

Provision amount		$367

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

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at March 31, 2003.

•	Economic and business conditions — The general softness in the economy experienced during the fourth quarter of 2002 continued relatively unchanged during the three month period ended March 31, 2003 as evidenced by high levels of unemployment and bankruptcy filings. These conditions have, in management’s judgement, resulted in an ongoing general slowdown of economic and business activity within the Company’s primary market, caused a softening in demand for certain commercial real estate, which has negatively impacted valuations of the Company’s primary collateral for loans, and has created greater uncertainty regarding the ability of borrowers to repay their loans. Consideration of events that trigger economic uncertainty is a part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in commercial and industrial loans increased slightly to 28.0 percent of the portfolio from 27.4 percent at the prior year end, an increase of $4.7 million. These types of loans generally have a higher degree of risk than other types of loans which the Bank makes since repayment of the loans is largely dependent on the borrowers’ ability to successfully operate their businesses. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of increases in concentration is a part of the determination of the unallocated component of the allowance.

•	Credit quality — As the result of the Bank’s regular periodic loan review process, certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced a no cost home equity product during the fourth quarter of 2002 and began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that no change in the unallocated component of the allowance was required and that the balance of $8.9 million reflects our best estimate of probable losses which have been incurred as of March 31, 2003.

      Total deposits, for the three month period ended March 31, 2003, increased $27.2 million, or 2.6 percent, to $1,054.4 million, from $1,027.2 million at December 31, 2002.

      The following table presents a summary of deposits at March 31, 2003 and December 31, 2002.

	March 31,	December 31,	Increase
	2003	2002	(Decrease)

Demand deposits	$426,316	$446,370	$(20,054)
Money market accounts	300,591	272,141	28,450
Savings accounts	64,693	60,398	4,295
Time deposits of $100,000 or more	96,114	92,605	3,509
Time deposits of less than $100,000	73,370	73,078	292
Checking with interest	93,292	82,584	10,708

	$1,054,376	$1,027,176	$27,200

      The decrease in non interest bearing demand deposits reflects seasonal decreases which have been consistent with activity experienced by the Company in prior years. The increase in time deposits of $100,000 or more primarily resulted from a increase in CDs from municipal customers which are acquired on a bid basis. The increase in checking with interest, money market accounts and savings accounts reflects new customer relationships and increased account activity.

      Total borrowings increased to $333.5 million at March 31, 2003 compared to $327.4 million at December 31, 2002. The change resulted from a slight increase in the balance of short-term repurchase agreements. Borrowings are utilized as part of management’s continuing efforts to effectively leverage the Bank’s capital position and to manage its interest rate risk.

      Stockholders’ equity increased $1.2 million to $138.0 million at March 31, 2003 from $136.8 million at December 31, 2002. Increases in stockholders’ equity resulted from:

•	Net income of $7.6 million for the three month period ended March 31, 2003

•	$0.5 million of stock options exercised

•	$0.1 million of treasury stock sales

      Decreases in stockholders’ equity resulted from:

•	$0.6 million of treasury stock purchases

•	$2.2 million cash dividends paid on common stock

•	$4.2 million unrealized loss on securities available for sale

      The Company’s and the Bank’s capital ratios at March 31, 2003 and December 31, 2002 are as follows:

			Minimum for
			Capital
	March 31,	December 31,	Adequacy
	2003	2002	Purposes

Leverage ratio:
Company	8.6%	8.3%	4.0%
Bank	8.6	8.3	4.0
Tier 1 capital:
Company	17.3%	17.0%	4.0%
Bank	17.3	17.0	4.0
Total capital:
Company	18.5%	18.3%	8.0%
Bank	18.5	18.3	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at March 31, 2003 and December 31, 2002.

      The Bank’s liquid assets, at March 31, 2003, include cash and due from banks of $38.7 million, Federal funds sold of $68.8 million and $150.0 million of short-term U.S. Treasury securities with remaining maturities of less than 60 days. Other sources of liquidity at March 31, 2003 include maturities and principal and interest payments on loans and securities, including approximately $79 million of loans maturing in one year or less, and approximately $91 million of securities, excluding short-term securities discussed above, having contractual maturities, expected call dates or average lives of one year or less. In addition, at March 31, 2003, the Bank had an available borrowing capacity of approximately $120 million from the FHLB, $25 million under three federal funds purchased facilities, $110 million available under Retail CD Brokerage Agreements and had securities totaling approximately $60.2 million that could be sold under agreements to repurchase.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2003. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2002 were previously reported in the Company’s Annual Report on Form 10K. There have been no material changes in the Company’s market risk exposure at March 31, 2003 compared to December 31, 2002.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments extensively. However, two interest rate floor contracts with a combined notional amount of $50 million were in place as of March 31, 2003 as part of the Company’s management of its interest rate risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2003.

      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2003 shows the Company’s net interest income increasing if rates rise and decreasing if rates fall.

      The Company also prepares a static gap analysis which, at March 31, 2003, shows a static gap of $167.4 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2003.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from March 31, 2003	Policy Limit

+200 basis points	2.2%	(5.0)%
-100 basis points	(1.7)%	(5.0)%

      As of March 31, 2003, a 100 basis point downward change in interest rates was substituted for the 200 basis downward scenario, as management believes that a 200 basis point downward change is not meaningful in light of current interest rate levels. The percentage change in estimated net interest income in the +200 and -100 basis points scenario is within the Company’s policy limits.

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

      (B) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on April 30, 2003 in connection with its first quarter 2003 earnings release.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer

May 14, 2003

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

Date:     May 14, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date: May 14, 2003