Form 10-Q
period 2003-06-30
HUDSON VALLEY HOLDING CORP
filed 2003-08-13
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes  ☒  No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 1, 2003

Common stock, par value $0.20 per share	5,941,134

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4 CONTROLS AND PROCEDURES	24

PART II — OTHER INFORMATION
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	25

SIGNATURES	26

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	June 30,

	2003	2002

Interest Income:
Loans, including fees	$11,922	$12,282
Securities:
Taxable	4,504	7,204
Exempt from federal income taxes	1,991	1,946
Federal funds sold	211	450
Deposits in banks	5	9

Total interest income	18,633	21,891

Interest Expense:
Deposits	1,329	2,128
Securities sold under repurchase agreements and other short-term borrowings	446	618
Other borrowings	2,251	2,532

Total interest expense	4,026	5,278

Net Interest Income	14,607	16,613
Provision for loan losses	27	1,906

Net interest income after provision for loan losses	14,580	14,707

Non Interest Income:
Service charges	424	385
Realized gain on security transactions, net	1,439	39
Other income	231	410

Total non interest income	2,094	834

Non Interest Expense:
Salaries and employee benefits	4,842	4,336
Occupancy	705	629
Professional services	705	803
Equipment	442	509
Business development	354	434
FDIC assessment	45	40
Other operating expenses	1,194	1,088

Total non interest expense	8,287	7,839

Income Before Income Taxes	8,387	7,702
Income Taxes	2,807	2,439

Net Income	$5,580	$5,263

Basic Earnings Per Common Share	$0.94	$0.90
Diluted Earnings Per Common Share	$0.91	$0.88

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Six Months Ended
	June 30,

	2003	2002

Interest Income:
Loans, including fees	$23,762	$24,017
Securities:
Taxable	9,696	14,251
Exempt from federal income taxes	3,980	3,832
Federal funds sold	378	816
Deposits in banks	9	19

Total interest income	37,825	42,935

Interest Expense:
Deposits	2,658	4,328
Securities sold under repurchase agreements and other short-term borrowings	881	1,221
Other borrowings	4,480	5,035

Total interest expense	8,019	10,584

Net Interest Income	29,806	32,351
Provision for loan losses	394	2,706

Net interest income after provision for loan losses	29,412	29,645

Non Interest Income:
Service charges	845	748
Realized gain on security transactions, net	5,406	39
Other income	415	660

Total non interest income	6,666	1,447

Non Interest Expense:
Salaries and employee benefits	9,230	8,103
Occupancy	1,416	1,224
Professional services	1,587	1,596
Equipment	913	942
Business development	739	683
FDIC assessment	92	80
Other operating expenses	2,345	2,116

Total non interest expense	16,322	14,744

Income Before Income Taxes	19,756	16,348
Income Taxes	6,538	5,076

Net Income	$13,218	$11,272

Basic Earnings Per Common Share	$2.24	$1.94
Diluted Earnings Per Common Share	$2.18	$1.89

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Income	$5,580	$5,263	$13,218	$11,272
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period	1,319	11,326	(1,345)	8,438
Income tax effect	(397)	(4,167)	449	(2,968)

	922	7,159	(896)	5,470

Reclassification adjustment for net gain realized on securities available for sale	(1,439)	(39)	(5,406)	(39)
Income tax effect	368	16	1,998	16

	(1,071)	(23)	(3,408)	(23)

Unrealized holding gain (loss) on securities available for sale	(149)	7,136	(4,304)	5,447

Minimum pension liability adjustment	(44)	7	(88)	7
Income tax effect	18	(3)	35	(3)

	(26)	4	(53)	4
Other comprehensive income (loss)	(175)	7,140	(4,357)	5,451

Comprehensive Income	$5,405	$12,403	$8,861	$16,723

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	June 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$47,932	$48,350
Federal funds sold	103,200	29,393
Securities available for sale at estimated fair value (amortized cost of $738,695 in 2003 and $721,933 in 2002)	753,895	743,884
Federal Home Loan Bank of New York (FHLB) Stock	9,408	10,459
Loans (net of allowance for loan losses of $11,539 in 2003 and $11,510 in 2002)	654,693	642,438
Accrued interest and other receivables	8,387	9,043
Premises and equipment, net	13,211	12,629
Other real estate owned	1,725	1,831
Deferred income taxes, net	1,853	—
Other assets	9,614	8,856

TOTAL ASSETS	$1,603,918	$1,506,883

LIABILITIES
Deposits:
Non interest-bearing	$470,707	$446,370
Interest-bearing	640,223	580,806

Total deposits	1,110,930	1,027,176
Securities sold under repurchase agreements and other short-term borrowings	146,236	139,212
Other borrowings	188,161	188,171
Deferred income taxes, net	—	825
Accrued interest and other liabilities	16,373	14,692

TOTAL LIABILITIES	1,461,700	1,370,076

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 5,939,315 and 5,887,600 shares in 2003 and 2002, respectively	1,380	1,366
Additional paid-in capital	148,458	146,393
Retained earnings	9,498	894
Accumulated other comprehensive income, net	8,331	12,688
Treasury stock, at cost	(25,449)	(24,534)

Total stockholders’ equity	142,218	136,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,603,918	$1,506,883

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2003 and 2002
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2003	5,887,600	$1,366	$(24,534)	$146,393	$894	$12,688	$136,807
Net income					13,218		13,218
Exercise of stock options	73,857	14		2,019			2,033
Purchase of treasury stock	(25,309)		(998)				(998)
Sale of treasury stock	3,167		83	46			129
Cash dividend					(4,614)		(4,614)
Minimum pension liability adjustment						(53)	(53)
Net unrealized loss on securities available for sale						(4,304)	(4,304)

Balance at June 30, 2003	5,939,315	$1,380	$(25,449)	$148,458	$9,498	$8,331	$142,218

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2002	5,260,158	$1,232	$(22,791)	$125,057	$4,829	$5,015	$113,342
Net income					11,272		11,272
Exercise of stock options	87,188	18		1,850			1,868
Purchase of treasury stock	(27,717)		(1,079)				(1,079)
Sale of treasury stock	6,602		169	75			244
Stock dividend	993
Cash dividend					(3,765)		(3,765)
Minimum pension liability adjustment						4	4
Net unrealized gain on securities available for sale						5,447	5,447

Balance at June 30, 2002	5,327,224	$1,250	$(23,701)	$126,982	$12,336	$10,466	$127,333

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Six Months
	Ended June 30,

	2003	2002

Operating Activities:
Net income	$13,218	$11,272
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	394	2,706
Depreciation	893	826
Realized gain on security transactions, net	(5,406)	(39)
Stock option expense	297	—
Amortization of premiums on securities, net	1,382	1,072
Deferred tax benefit	(196)	(2,027)
Increase (decrease) in deferred loan fees, net	229	(323)
Decrease (increase) in accrued interest and other receivables	656	(205)
Increase in other assets	(758)	(340)
Increase in accrued interest and other liabilities	1,681	878
Other changes, net	17	251

Net cash provided by operating activities	12,407	14,071

Investing Activities:
Net increase in federal funds sold	(73,807)	(37,300)
Decrease in FHLB stock	1,051	—
Proceeds from maturities of securities available for sale	804,766	129,161
Proceeds from sales of securities available for sale	129,747	758
Purchases of securities available for sale	(947,251)	(144,974)
Net increase in loans	(12,877)	(18,881)
Purchases of premises and equipment	(1,475)	(1,246)

Net cash used in investing activities	(99,846)	(72,482)

Financing Activities:
Proceeds from issuance of common stock	1,736	1,719
Proceeds from sale of treasury stock	129	244
Increase in deposits	83,754	75,219
Cash dividends paid	(4,614)	(3,765)
Repayment of other borrowings	(10)	(10)
Net increase in securities sold under repurchase agreements and other short-term borrowings	7,024	9,326
Purchase of treasury stock	(998)	(1,079)

Net cash provided by financing activities	87,021	81,654

Increase (decrease) in Cash and Due from Banks	(418)	23,243
Cash and due from banks, beginning of period	48,350	29,821

Cash and due from banks, end of period	$47,932	$53,064

Supplemental Disclosures:
Interest paid	$7,997	$10,898
Income tax payments	6,135	6,325
Change in unrealized gain (loss) on securities available for sale — net of tax	(4,304)	5,447

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 14 branch offices in Westchester County, New York, 2 in Bronx County, New York and one in Manhattan, New York. Additionally, the Bank has received all necessary regulatory approvals to open a new branch office at 40 Church Street, White Plains, New York. The branch is expected to open in the fall of 2003. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser but increasing extent, the Bronx and Manhattan.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2003 and December 31, 2002 and the results of its operations and comprehensive income for the three and six month periods ended June 30, 2003 and 2002, and cash flows and changes in stockholders’ equity for the three and six month periods ended June 30, 2003 and 2002. The results of operations for the three and six month period ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133”, which became effective on January 1, 2001, requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There were no interest rate contracts outstanding as of June 30, 2003. The Company had two interest rate floor contracts which expired on

June 1, 2003, one with a notional value of $25 million and a 4.5% strike rate and one with a notional value of $25 million and a 4.0% strike rate, which did not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts were accounted for at fair value with the resulting net gains of $25,000, $225,000 and $72,000 included in other income for the three month periods ended June 30, 2003, June 30, 2002, and March 31, 2002. There was no gain or loss in the contracts in the three month period ended March 31, 2003.

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Non-employee stock options were expensed as of the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2003 and 2002 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$5,580	$5,263	$13,218	$11,272
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6	—	148	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(12)	(13)	(160)	(230)

Pro forma net income	$5,574	$5,250	$13,206	$11,042
Earnings per share:
Basic — as reported	$0.94	$0.90	$2.24	$1.94
Basic — pro forma	0.94	0.90	2.24	1.94
Diluted — as reported	$0.91	$0.88	$2.18	$1.89
Diluted — pro forma	0.91	0.88	2.18	1.85

      In December 2002, the Company declared a 10% stock dividend. Per share amounts for 2002 have been retroactively restated to reflect the issuance of the additional shares.

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(000’s except share data)		(000’s except share data)
Numerator:

Net income available to common shareholders for basic and diluted earnings per share	$5,580	$5,263	$13,218	$11,272
Denominator:
Denominator for basic earnings per common share — weighted average shares	5,951,420	5,842,201	5,901,754	5,818,992
Effect of diluted securities:
Stock options	147,586	117,610	149,917	133,632

Denominator for dilutive earnings per common share — adjusted weighted average shares	6,099,006	5,959,811	6,051,671	5,952,624

Basic earnings per common share	$0.94	$0.90	$2.24	$1.94
Diluted earnings per common share	$0.91	$0.88	$2.18	$1.89

      In December 2002, the Company declared a 10% stock dividend. Share and per share amounts for 2002 have been retroactively restated to reflect the issuance of additional shares.

4.  Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others,” (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition, measurement and disclosure provisions do not encompass commercial letters of credit and other loan commitments because those instruments do not guarantee payment of a money obligation and do not provide for payment in the event of default by the counterparty. The adoption of FIN No. 45 by the Company on January 1, 2003 did not have a significant impact on its financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN No. 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN No. 46 by the Company did not have any impact on its financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The statement clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have any impact on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or as separate from the liabilities section and the equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 by the Company did not have a significant impact on its financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2003 and consolidated results of operations for the three and six month periods ended June 30, 2003 and June 30, 2002. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s Annual Report on Form 10K.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2003. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

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

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at June 30, 2003 and December 31, 2002. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

Results of Operations for the Three and Six Month Periods Ended June 30, 2003 and June 30, 2002

  Summary of Results

      The Company reported net income of $5.6 million and $13.2 million for the three and six month period ended June 30, 2003. This compares to $5.3 million and $11.3 million for the three and six month periods ended June 30, 2002. The increase in net income in the three and six month periods ended June 30, 2003 compared to the same periods in the prior year was primarily due to higher non interest income and a lower provision for loan losses offset by lower net interest income and higher non interest expense. Non interest income included $1.4 million and $5.4 million of gains on sales of securities available for sale for the three and six month periods ended June 30, 2003. These sales were conducted as part of the Company’s ongoing asset/liability management process. The after tax effect of these transactions on net income was approximately $1.1 million and $3.4 million for the three and six month periods ended June 30, 2003. Additional discussion of these transactions is included later in this section under the “Net Interest Income” and “Financial Condition” captions.

      Diluted earnings per share were $0.91 and $2.18 for the three and six month periods ended June 30, 2003. This compares to $0.88 and $1.89 of diluted earnings per share for the three and six month periods ended June 30, 2002. On this basis, diluted earnings per share increased $0.03 or 3.4 percent and $0.29 or 15.3 percent for the three and six month periods ended June 30, 2003. Annualized return on average equity (excluding the effects of unrealized gains and losses on securities available for sale) was 17.1 percent and 20.6 percent for the three and six month periods ended June 30, 2003, compared to 18.4 percent and 20.1 percent for the three and six month periods ended June 30, 2002. Annualized return on average assets (excluding the effects of unrealized gains and losses on securities available for sale) for the three and six month periods ended June 30, 2003 was 1.5 percent and 1.8 percent. This compares to 1.5 percent and 1.6 percent for the three and six month periods ended June 30, 2002.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended June 30, 2003 and June 30, 2002, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2003 and 2002.

	Three Months Ended June 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$3,207	$5	0.62%	$3,013	$9	1.19%
Federal funds sold	74,713	211	1.13	101,834	450	1.77
Securities:(1)
Taxable	575,023	4,504	3.13	481,475	7,204	5.98
Exempt from federal income taxes	168,158	3,063	7.29	160,997	2,993	7.44
Loans, net(2)	651,756	11,922	7.32	616,314	12,282	7.97

Total interest earning assets	1,472,857	19,705	5.35	1,363,633	22,938	6.73

Non interest earning assets:
Cash and due from banks	37,497			33,839
Other assets	33,053			32,996

Total non interest earning assets	70,550			66,835

Total assets	$1,543,407			$1,430,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$312,379	$610	0.78%	$258,760	$987	1.53%
Savings	63,374	62	0.39	56,782	89	0.63
Time	169,726	584	1.38	182,490	905	1.98
Checking with interest	96,075	73	0.30	75,701	147	0.78
Securities sold under repurchase agreements and other short-term borrowings	147,249	446	1.21	157,413	618	1.57
Other borrowings	188,163	2,251	4.79	209,184	2,532	4.84

Total interest bearing liabilities	976,966	4,026	1.65	940,330	5,278	2.25

Non interest bearing liabilities:
Demand deposits	425,778			361,169
Other liabilities	9,946			14,214

Total non interest bearing liabilities	435,724			375,383

Stockholders’ equity(1)	130,717			114,755

Total liabilities and stockholders’ equity(1)	$1,543,407			$1,430,468

Net interest earnings		$15,679			$17,660

Net yield on interest earning assets			4.26%			5.18%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $1,072 and $1,047 for the three month periods ended June 30, 2003 and June 30, 2002, respectively.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2003 and June 30, 2002, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2003 and 2002.

	Six Months Ended June 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$2,728	$9	0.66%	$2,946	$19	1.29%
Federal funds sold	66,255	378	1.14	92,543	816	1.76
Securities:(1)
Taxable	559,248	9,696	3.47	474,549	14,251	6.01
Exempt from federal income taxes	167,527	6,123	7.31	158,824	5,895	7.42
Loans, net(2)	648,104	23,762	7.33	607,978	24,017	7.90

Total interest earning assets	1,443,862	39,968	5.54	1,336,840	44,998	6.73

Non interest earning assets:
Cash and due from banks	38,144			33,446
Other assets	32,650			32,079

Total non interest earning assets	70,794			65,525

Total assets	$1,514,656			$1,402,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$294,286	$1,190	0.81%	$235,837	$1,848	1.57%
Savings	62,884	123	0.39	55,597	173	0.62
Time	170,153	1,205	1.42	197,630	2,028	2.05
Checking with interest	90,012	140	0.31	72,259	279	0.77
Securities sold under repurchase agreements and other short-term borrowings	146,181	881	1.21	154,001	1,221	1.59
Other borrowings	188,166	4,480	4.76	209,186	5,035	4.81

Total interest bearing liabilities	951,682	8,019	1.69	924,510	10,584	2.29

Non interest bearing liabilities:
Demand deposits	425,230			350,940
Other liabilities	9,633			14,634

Total non interest bearing liabilities	434,863			365,574

Stockholders’ equity(1)	128,111			112,281

Total liabilities and stockholders’ equity(1)	$1,514,656			$1,402,365

Net interest earnings		$31,949			$34,414

Net yield on interest earning assets			4.43%			5.15%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $2,143 and $2,063 for the six month periods ended June 30, 2003 and June 30, 2002, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2003 and June 30, 2002.

	Three Month Period Increase			Six Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total

	(000’s)
Interest Income:
Deposits in banks	$1	$(5)	$(4)	$(1)	$(9)	$(10)
Federal funds sold	(120)	(119)	(239)	(232)	(206)	(438)
Securities:
Taxable	1,400	(4,100)	(2,700)	2,544	(7,099)	(4,555)
Exempt from federal income taxes(2)	133	(63)	70	323	(95)	228
Loans, net	706	(1,066)	(360)	1,585	(1,840)	(255)

Total interest income	2,120	(5,353)	(3,233)	4,219	(9,249)	(5,030)
Interest expense:
Deposits:
Money market	205	(582)	(377)	458	(1,116)	(658)
Savings	10	(37)	(27)	23	(73)	(50)
Time	(63)	(258)	(321)	(282)	(541)	(823)
Checking with interest	40	(114)	(74)	69	(208)	(139)
Securities sold under repurchase agreements and other short-term borrowings	(40)	(132)	(172)	(62)	(278)	(340)
Other borrowings	(254)	(27)	(281)	(506)	(49)	(555)

Total interest expense	(102)	(1,150)	(1,252)	(300)	(2,265)	(2,565)

Increase in interest differential	$2,222	$(4,203)	$(1,981)	$4,519	$(6,984)	$(2,465)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2003 and 2002.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and six month periods ended June 30, 2003, net interest income, on a tax equivalent basis, decreased 11.2 percent to $15.7 million from $17.7 million, and 7.2 percent to $31.9 million from $34.4 million, compared to the prior year periods. Net interest income decreased because the net interest margin on a tax equivalent basis for the three and six month periods ended June 30, 2003 decreased to 4.3 percent from 5.2 percent, and 4.4 percent from 5.2 percent compared to the prior year periods, partially offset by an increase in the excess of average interest earning assets over average interest bearing liabilities for the three and six month periods ended June 30, 2003 to $495.9 million from $423.3 million, and to $492.2 million from $412.3 million, compared to the prior year periods.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in taxable securities, tax-exempt securities and loans during the three and six month periods ended June 30, 2003, offset by volume decreases in interest bearing deposits in banks and federal funds sold and overall lower interest rates, contributed to the lower interest income in the current year periods as compared to the same periods in the prior years. For the three and six month periods ended June 30, 2003, average interest earning assets increased 8.0 percent to $1,472.9 million from $1,363.6 million and 7.4 percent to $1,443.9 million from $1,336.8 million, compared to the prior year periods. Interest income, on a tax equivalent basis, for the three and six month periods ended June 30, 2003, decreased 14.1 percent to

$19.7 million from $22.9 million, and 11.2 percent to $40.0 million from $45.0 million, compared to the prior year periods.

      Average total securities, excluding average unrealized gains on available for sale securities, increased $100.7 million, or 15.7 percent to $743.2 million and $93.4 million or 14.8 percent to $726.8 million for the three and six month periods ended June 30, 2003 compared to the prior year periods. The increase in average total securities in the current year periods, as compared to the same periods in the prior year, was principally the result of management partially redeploying maturing funds and deposit growth into shorter term investments due to the current interest rate environment. These funds were reinvested in short-term U.S. Treasury securities which are included in available for sale securities. In addition, during the three and six month periods ended June 30, 2003, the Company sold approximately $38.3 million and $129.7 million of rapidly prepaying fixed rate mortgage-backed securities and callable U.S. agency securities which management believed were likely to be called within 12 months. The proceeds from the sales, which included pretax gains of $1.4 million and $5.4 million for the three and six month periods ended June 30, 2003, were reinvested in variable rate mortgage-backed securities and collateralized mortgage obligations, (“CMO’s.”) These transactions were conducted to recognize gains on securities that would have most likely prepaid at par within the next year, to redistribute cash flows within the portfolio, and to manage interest rate risk. Interest income on securities decreased for the three and six month periods ended June 30, 2003 compared to 2002 due to higher volume offset by significantly lower aggregate rates.

      Average net loans increased $35.4 million, or 5.8 percent to $651.8 million and $40.1 million or 6.6 percent to $648.1 million for the three and six month periods ended June 30, 2003 compared to the prior year periods. These increases in average net loans reflect management’s continuing emphasis on making new loans and more effective market penetration. Interest income on net loans decreased slightly in the current year periods as compared to the prior year due to increased volume offset by the impact of lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three and six month periods ended June 30, 2003 decreased 23.7 percent to $4.0 million from $5.3 million and 24.2 percent to $8.0 million from $10.6 million, compared to the prior year periods. For the three and six month periods ended June 30, 2003, average balances in money market, checking with interest and savings deposits increased and average balances in time deposits decreased compared to the prior year periods. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of new branches. These funds were invested in loans and securities. The decrease in time deposits resulted primarily from a decrease in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. For the three and six month periods ended June 30, 2003, the average amount of non interest bearing demand deposits increased 17.9 percent to $425.8 million from $361.2 million and 21.2 percent to $425.2 million from $350.9 million compared to the prior year periods. These deposits are an important component of the Company’s asset/ liability management and have a direct impact on the determination of net interest income. Interest rates paid on average deposits decreased in the current year periods compared to the prior year periods due to lower interest rates partially offset by higher volume. Average other borrowings decreased $21.0 million, or 10.0 percent to $188.2 million for both the three and six month periods ended June 30, 2003 compared to the prior year periods. This decrease was primarily due to the prepayment of $21 million of higher cost Federal Home Loan Bank borrowings in the fourth quarter of 2002 conducted as part of the Company’s ongoing asset/ liability management efforts. Interest expense on other borrowings decreased in the current year periods compared to the prior year periods due to lower volume and lower aggregate rates.

      The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2003 and 2002 is as follows:

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,

	2003	2002	2003	2002

Average interest rate on:
Total average interest earning assets	5.35%	6.73%	5.54%	6.73%
Total average interest bearing liabilities	1.65	2.25	1.69	2.29
Total interest rate spread	3.70	4.48	3.85	4.44

      Interest rate spreads decreased in the current year period compared to the prior year period. These decreases resulted primarily from the greater impact that the declining interest rate environment had on the Company’s interest earning assets than on it’s interest bearing liabilities. Management cannot predict what impact market conditions will have on the Company’s interest rate spread and further compression in net interest rate spread may occur.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $27,000 and $1,906,000 for the three month periods ended June 30, 2003 and 2002, and $394,000 and $2,706,000 for the six month periods ended June 30, 2003 and June 30, 2002. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income, excluding realized gains on sales of securities available for sale, for the three and six month periods ended June 30, 2003 decreased 17.6 percent to $655,000 from $795,000 and 10.5 percent to $1,260,000 from $1,408,000, compared to the prior year periods.

      Gains on sales of securities available for sale were $1.4 million and $5.4 million for the three and six month periods ended June 30, 2003 compared to $39,000 for each of the prior year periods. See “Net Interest Income” for further discussion.

      Service charges for the three and six month period ended June 30, 2003 increased 10.1 percent to $424,000 from $385,000 and 13.0 percent to $845,000 from $748,000 compared to the prior year periods. This increase reflects a higher level of fees charged and increased activity.

      Other income for the three and six month periods ended June 30, 2003 decreased 43.6 percent to $231,000 from $410,000 and 37.1 percent to $415,000 from $660,000 compared to the prior year periods. Other income included an increase in the fair value of interest rate floor contracts of $25,000 for the three and six month periods ended June 30, 2003 and $225,000 and $297,000 for the three and six month periods ended June 30, 2002.

  Non Interest Expense

      Non interest expense for the three and six month periods ended June 30, 2003 increased 5.7 percent to $8.3 million from $7.8 million and 10.7 percent to $16.3 million from $14.7 million compared to the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, the FDIC assessment and other operating expenses partially offset by decreases in professional services expense, equipment expense and business development expense for the three month period ended June 30, 2003, as compared to the prior year period, and increases in salaries and employee benefits expense, occupancy expense, business development expense, the FDIC assessment and other operating expenses partially offset by decreases in equipment expense for the six month period ended June 30, 2003, as compared to the prior year period.

      Salaries and employee benefits, the largest component of non interest expense, for the three and six month periods ended June 30, 2003 increased 11.7 percent to $4.8 million from $4.3 million and 13.9 percent to $9.2 million from $8.1 million, compared to prior year periods. This increase resulted from additional staff to accommodate the growth in loans and deposits, the opening of three new branch facilities, as well as merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

      Occupancy expense for the three and six month period ended June 30, 2003 increased 12.1 percent to $705,000 from $629,000 and 15.7 percent to $1.4 million from $1.2 million, compared to prior year periods. This increase reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services for the three month period ended June 30, 2003 decreased 12.2 percent to $705,000 from $803,000 compared to the prior year period. The decrease resulted from professionals engaged to assist in the expansion of the Company’s management information services and operational enhancements in the prior year period. Professional services for the six month period ended June 30, 2003 was essentially unchanged compared to prior year period.

      Equipment expense for the three and six month period ended June 30, 2003 decreased 13.2 percent to $442,000 from $509,000 and 3.1 percent to $913,000 from $942,000 compared to the prior year periods. The decreases resulted from reduced maintenance costs compared to the prior year periods.

      Business development expense for the three and six month periods ended June 30, 2003 decreased 18.4 percent to $354,000 from $434,000 but increased 8.2 percent to $739,000 from $683,000 compared to the prior year periods. This decrease in the three month period was due to the timing of promotional activities and the increase in the six month period was due to increased promotion of bank products.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three and six month periods ended June 30, 2003 increased 12.5 percent to $45,000 from $40,000 and 15.0 percent to $92,000 from $80,000 compared to the prior year periods. This increase resulted from increases in deposits subject to assessment.

      Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2003 compared to June 30, 2002, were due to the following:

•	Decrease of $27,000 (17.8%) and $16,000 (5.5%), respectively, in stationary and printing costs due the timing of purchases.

•	Decrease of $21,000 (1000.0%) and $38,000 (457.8%), respectively, in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by increases in banker’s professional insurance costs and automobile insurance costs.

•	Increase of $15,000 (7.0%) and $26,000 (6.2%), respectively, in communications expense due to added voice and data lines associated with the expansion of technology usage and growth in customer and business activity.

•	Increase of $22,000 (17.7%) and $64,000 (27.2%), respectively, in courier costs due to increased branch and customer utilization of the service and increase service costs.

•	Increase of $45,000 (90.0%) and $58,000 (75.3%), respectively, in other loan costs due to increased loan collection expenses and increase credit checking costs.

•	Increase of $44,000 (21.2%) and $92,000 (22.0%), respectively, in outside services costs due to increased data processing costs.

•	Increase of $10,000 (11.1%) and $8,000 (4.2%), respectively, in dues, meetings and seminar expense due to increased participation in such events.

  Income Taxes

      Income taxes for the three and six month periods ended June 30, 2003 increased 15.1 percent to $2.8 million from $2.4 million and 28.8 percent to $6.5 million from $5.1 million, compared to the prior year periods. The effective tax rates were 33.5 percent and 33.1 percent for the current year periods compared to 31.7 percent and 31.1 percent in the prior year periods. The increase in the effective tax rate is primarily a result of increases in income subject to Federal and New York State income taxes.

      The New York State Department of Taxation and Finance has recently completed an audit of the Company’s New York State Corporation Tax Returns for the years 1996 through 1998 and has assessed additional tax, interest and penalties of approximately $1.5 million. The Company is contesting this assessment.

Financial Condition

      At June 30, 2003, the Company had total assets of $1,603.9 million, an increase of $97.0 million, or 6.4 percent, from $1,506.9 million at December 31, 2002.

      Federal funds sold totaled $103.2 million and $29.4 million at June 30, 2003 and December 31, 2002, respectively. The increase resulted from an excess of growth in deposits over increases in the loan and securities portfolios. This temporary increase resulted from excess cash flow from prepayments of loans and mortgage-backed securities due to the current low interest rate environment. Management has begun to redeploy these funds into loans and investments as part of it’s ongoing asset/liability management.

      The securities portfolio consists of securities available for sale of $753.9 million and $743.9 million at June 30, 2003 and December 31, 2002. The portfolio also includes Federal Home Loan Bank of New York (FHLB) stock, which totaled $9.4 million and $10.5 million at June 30, 2003 and December 31, 2002.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at June 30, 2003:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$151,476	$780	—	$152,256
Mortgage-backed securities	397,446	2,978	$1,069	399,355
Obligations of state and political subdivisions	171,354	11,663	87	182,930
Other debt securities	17,443	484	10	17,917

Total debt securities	737,719	15,905	1,166	752,458
Equity securities	976	461	—	1,437

Total	$738,695	$16,366	$1,166	$753,895

      During the six month period ended June 30, 2003, U.S. Treasury and government agency obligations decreased $72.4 million to $152.3 million due to purchases of $637.8 million offset by maturities and calls of $696.9 million, sales of $13.2 million and other decreases of $0.1 million. Purchases and maturities included $625.0 million and $675.0 million, respectively, of short-term U.S. Treasury obligations with remaining maturities of less than 60 days at the time of purchase. Management has redeployed part of its short-term investments into higher yielding longer term investments as part of its ongoing asset/liability management.

      Mortgage-backed securities, including collateralized mortgage obligations (CMO’s), increased $65.4 million during the period to $399.4 million at June 30, 2003. The increase was due to purchases of $286.0 million offset by principal paydowns and redemptions of $99.3 million, sales of $111.1 million and other decreases of $10.2 million. These purchases were primarily variable rate mortgage-backed securities with average lives of less than five years at the time of purchase. The sales, conducted as part of the Company’s ongoing asset/ liability management efforts, consisted of rapidly prepaying fixed rate mortgage-backed securities.

      Obligations of state and political subdivisions increased $6.1 million during the period to $182.9 million due to purchases of $12.4 million and other increases of $2.0 million, offset by maturities and calls of $8.3 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and on a limited basis, in non-rated securities. Non-rated securities totaled $5.8 million at June 30, 2003 comprised primarily of obligations of municipalities located within the Company’s market area.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2003.

      Total loans were $667.9 million at June 30, 2003 compared to $655.4 million at December 31, 2002, reflecting a $12.5 million increase. This increase resulted principally from a $6.1 million increase in commercial real estate loans, a $8.2 million increase in commercial and industrial loans, a $11.7 million increase in residential real estate loans offset by a $5.9 million decrease in construction real estate loans, a $1.2 million decrease in loans to individuals and a decrease of $6.4 million in lease financing.

      Major classifications of loans at June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
	2003	2002

	(000’s)
Real Estate:
Commercial	$237,473	$231,411
Construction	50,819	56,691
Residential	175,986	164,287
Commercial and industrial	187,510	179,288
Individuals	13,262	14,509
Lease financing	2,873	9,224

Total	667,923	655,410
Deferred loan fees	(1,691)	(1,462)
Allowance for loan losses	(11,539)	(11,510)

Loans, net	$654,693	$642,438

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (OREO) as of June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

	(000’s except percentages)
Non-accrual loans at period end	$3,397	$4,758
OREO at period end	1,725	1,831

Total nonperforming assets	$5,122	$6,589
Loans past due 90 days or more and still accruing	550	1,596
Nonperforming assets to total assets at period end	0.32%	0.43%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $54,000 and $179,000 for the six month period ended June 30, 2003 and the year ended December 31, 2002, respectively. There was no interest income on nonperforming assets included in net income for the three and six month periods ended June 30, 2003 and the year ended December 31, 2002.

      The Company’s other real estate owned was sold in July 2003. The sale resulted in a pre-tax gain of approximately $850,000 which will be recorded as non-interest income in the quarter ending September 30, 2003.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	June 30,	Change During	December 31,
	2003	Period	2002

	(000’s)
Specific component	$1,557	$275	$1,282
Formula component	1,082	(246)	1,328
Unallocated component	8,900	—	8,900

Total allowance	$11,539		$11,510

Net change		29
Net chargeoffs		(365)

Provision amount		$394

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

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at June 30, 2003.

•	Economic and business conditions — The general softness in the economy experienced during the fourth quarter of 2002 as evidenced by higher levels of unemployment and bankruptcy filings, continued relatively unchanged during the six month period ended June 30, 2003. These conditions have, in management’s judgement, resulted in an ongoing general slowdown of economic and business activity within the Company’s primary market, caused a softening in demand for certain commercial real estate, which has negatively impacted valuations of the Company’s primary collateral for loans, and has created greater uncertainty regarding the ability of borrowers to repay their loans. Consideration of events that trigger economic uncertainty is a part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in commercial and industrial loans increased slightly to 28.1 percent of the portfolio from 27.4 percent at the prior year end, an increase of $8.2 million. These types of loans generally have a higher degree of risk than other types of loans which the Bank makes since repayment of the loans is largely dependent on the borrowers’ ability to successfully operate their businesses. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of changes in concentration is a part of the determination of the unallocated component of the allowance.

•	Credit quality — As the result of the Bank’s regular periodic loan review process, certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced a no cost home equity product during the fourth quarter of 2002 and began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that no change in the unallocated component of the allowance was required and that the balance of $8.9 million reflects our best estimate of probable losses which have been incurred as of June 30, 2003.

      Total deposits, for the six month period ended June 30, 2003, increased $83.8 million, or 8.2 percent, to $1,110.9 million, from $1,027.2 million at December 31, 2002.

      The following table presents a summary of deposits at June 30, 2003 and December 31, 2002.

	June 30,	December 31,	Increase
	2003	2002	(Decrease)

Demand deposits	$470,707	$446,370	$24,337
Money market accounts	311,390	272,141	39,249
Savings accounts	62,874	60,398	2,476
Time deposits of $100,000 or more	91,244	92,605	(1,361)
Time deposits of less than $100,000	72,247	73,078	(831)
Checking with interest	102,468	82,584	19,884

	$1,110,930	$1,027,176	$83,754

      The increases in non interest bearing demand deposits, checking with interest, money market accounts and savings accounts reflects new customer relationships and increased account activity. The slight decrease in time deposits of $100,000 or more primarily resulted from a decrease in CDs from municipal customers which are acquired on a bid basis.

      Total borrowings increased to $334.4 million at June 30, 2003 compared to $327.4 million at December 31, 2002. The change resulted from a slight increase in the balance of short-term repurchase agreements. Borrowings are utilized as part of management’s continuing efforts to effectively leverage the Bank’s capital position and to manage its interest rate risk.

      Stockholders’ equity increased $5.4 million to $142.2 million at June 30, 2003 from $136.8 million at December 31, 2002. Increases in stockholders’ equity resulted from:

•	Net income of $13.2 million for the six month period ended June 30, 2003

•	$2.0 million of stock options exercised

      Decreases in stockholders’ equity resulted from:

•	$0.9 million of treasury stock transactions

•	$4.6 million cash dividends paid on common stock

•	$4.3 million change in unrealized value of securities available for sale

      The Company’s and the Bank’s capital ratios at June 30, 2003 and December 31, 2002 are as follows:

			Minimum for
			Capital
	June 30,	December 31,	Adequacy
	2003	2002	Purposes

Leverage ratio:
Company	8.7%	8.3%	4.0%
Bank	8.7	8.3	4.0
Tier 1 capital:
Company	16.9%	17.0%	4.0%
Bank	16.9	17.0	4.0
Total capital:
Company	18.2%	18.3%	8.0%
Bank	18.2	18.3	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at June 30, 2003 and December 31, 2002.

      The Bank’s liquid assets, at June 30, 2003, include cash and due from banks of $47.9 million, Federal funds sold of $103.2 million and $124.9 million of short-term U.S. Treasury securities with remaining maturities of less than 60 days. Other sources of liquidity at June 30, 2003 include maturities and principal and interest payments on loans and securities, including approximately $88 million of loans, excluding installment loans to individuals, real estate loans other than construction loans and lease financing, maturing in one year or less, and approximately $109 million of securities, excluding short-term securities discussed above, having contractual maturities, expected call dates or average lives of one year or less. In addition, at June 30, 2003, the Bank had an available borrowing capacity of approximately $120 million from the FHLB, $25 million under three federal funds purchased facilities, $110 million available under Retail CD Brokerage Agreements and had securities totaling approximately $89 million that could be sold under agreements to repurchase.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2003. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2002 were previously reported in the Company’s Annual Report on Form 10K. There have been no material changes in the Company’s market risk exposure at June 30, 2003 compared to December 31, 2002.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended June 30, 2003. The Company had no derivative financial instruments in place at June 30, 2003.

      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2003 shows the Company’s net interest income increasing if rates rise and decreasing if rates fall.

      The Company also prepares a static gap analysis which, at June 30, 2003, shows a static gap of $190.5 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2003.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from June 30, 2003	Policy Limit

+200 basis points	3.0%	(5.0)%
-100 basis points	(1.9)%	(5.0)%

      As of June 30, 2003, a 100 basis point downward change in interest rates was substituted for the 200 basis downward scenario, as management believes that a 200 basis point downward change is not meaningful in light of current interest rate levels. The percentage change in estimated net interest income in the +200 and -100 basis points scenario is within the Company’s policy limits.

Item 4.     Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the period covered by this report, there have not been any significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company was held on May 12, 2003 for the purpose of considering and voting upon the following matter:

      Election of the following directors, constituting all members of the Board of Directors, to a one-year term of office: William E. Griffin, Stephen R. Brown, James M. Coogan, Gregory F. Holcombe, James J. Landy, Angelo R. Martinelli, Ronald F. Poe, John A. Pratt Jr., Cecile D. Singer and Craig S. Thompson.

      The results were as follows:

				Broker Non-
	For	Against	Abstentions	Votes

William E. Griffin	4,605,706	109	—	—
Stephen R. Brown	4,605,706	109	—	—
James M. Coogan	4,605,706	109	—	—
Gregory F. Holcombe	4,605,706	109	—	—
James J. Landy	4,605,706	109	—	—
Angelo R. Martinelli	4,605,706	109	—	—
Ronald F. Poe	4,605,706	109	—	—
John A. Pratt Jr.	4,605,706	109	—	—
Cecile D. Singer	4,605,706	109	—	—
Craig S. Thompson	4,605,706	109	—	—

Item 6.  Exhibits and Reports on Form 8-K

      (A) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (B) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on May 29, 2003 in connection with a stock repurchase program.

      The Registrant filed a Current Report on Form 8-K on June 25, 2003 announcing the appointment of William J. Mulrow to its Board of Directors.

      The Registrant filed a Current Report on Form 8-K on July 30, 2003 in connection with its earnings release for the six months ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer

August 13, 2003