Form 10-Q
period 2003-09-30
HUDSON VALLEY HOLDING CORP
filed 2003-11-13
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes  ☒  No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 1, 2003

Common stock, par value $0.20 per share	6,002,758

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4 CONTROLS AND PROCEDURES	26

PART II — OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	28

SIGNATURES	29

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,

	2003	2002

Interest Income:
Loans, including fees	$11,831	$12,627
Securities:
Taxable	4,057	7,019
Exempt from federal income taxes	2,063	1,964
Federal funds sold	146	326
Deposits in banks	2	10

Total interest income	18,099	21,946

Interest Expense:
Deposits	1,053	1,975
Securities sold under repurchase agreements and other short-term borrowings	405	617
Other borrowings	2,277	2,559

Total interest expense	3,735	5,151

Net Interest Income	14,364	16,795
Provision for loan losses	—	813

Net interest income after provision for loan losses	14,364	15,982

Non Interest Income:
Service charges	431	428
Realized gain on security transactions, net	—	9
Other income	983	633

Total non interest income	1,414	1,070

Non Interest Expense:
Salaries and employee benefits	5,139	4,176
Occupancy	675	629
Professional services	771	780
Equipment	452	464
Business development	342	294
FDIC assessment	43	39
Other operating expenses	1,158	1,251

Total non interest expense	8,580	7,633

Income Before Income Taxes	7,198	9,419
Income Taxes	2,245	3,026

Net Income	$4,953	$6,393

Basic Earnings Per Common Share	$0.83	$1.09
Diluted Earnings Per Common Share	$0.81	$1.07

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,

	2003	2002

Interest Income:
Loans, including fees	$35,593	$36,644
Securities:
Taxable	13,753	21,270
Exempt from federal income taxes	6,043	5,796
Federal funds sold	524	1,142
Deposits in banks	11	29

Total interest income	55,924	64,881

Interest Expense:
Deposits	3,711	6,303
Securities sold under repurchase agreements and other short-term borrowings	1,286	1,838
Other borrowings	6,757	7,594

Total interest expense	11,754	15,735

Net Interest Income	44,170	49,146
Provision for loan losses	394	3,519

Net interest income after provision for loan losses	43,776	45,627

Non Interest Income:
Service charges	1,276	1,176
Realized gain on security transactions, net	5,406	48
Other income	1,398	1,293

Total non interest income	8,080	2,517

Non Interest Expense:
Salaries and employee benefits	14,369	12,279
Occupancy	2,091	1,853
Professional services	2,358	2,376
Equipment	1,365	1,406
Business development	1,081	977
FDIC assessment	135	119
Other operating expenses	3,503	3,367

Total non interest expense	24,902	22,377

Income Before Income Taxes	26,954	25,767
Income Taxes	8,783	8,102

Net Income	$18,171	$17,665

Basic Earnings Per Common Share	$3.07	$3.03
Diluted Earnings Per Common Share	$3.00	$2.96

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income	$4,953	$6,393	$18,171	$17,665
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period	(5,063)	5,329	(6,408)	13,767
Income tax effect	1,885	(2,099)	2,334	(5,067)

	(3,178)	3,230	(4,074)	8,700

Reclassification adjustment for net gain realized on securities available for sale	—	(9)	(5,406)	(48)
Income tax effect	—	4	1,998	20

	—	(5)	(3,408)	(28)

Unrealized holding gain (loss) on securities available for sale	(3,178)	3,225	(7,482)	8,672

Minimum pension liability adjustment	(43)	8	(131)	15
Income tax effect	16	(3)	51	(6)

	(27)	5	(80)	9

Other comprehensive income (loss)	(3,205)	3,230	(7,562)	8,681

Comprehensive Income	$1,748	$9,623	$10,609	$26,346

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	September 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$44,357	$48,350
Federal funds sold	18,200	29,393
Securities available for sale at estimated fair value (amortized cost of $869,060 in 2003 and $721,933 in 2002)	879,196	743,884
Federal Home Loan Bank of New York (FHLB) Stock	9,408	10,459
Loans (net of allowance for loan losses of $11,507 in 2003 and $11,510 in 2002)	679,643	642,438
Accrued interest and other receivables	10,409	9,043
Premises and equipment, net	14,151	12,629
Other real estate owned	—	1,831
Deferred income taxes, net	3,642	—
Other assets	10,745	8,856

TOTAL ASSETS	$1,669,751	$1,506,883

LIABILITIES
Deposits:
Non interest-bearing	$484,920	$446,370
Interest-bearing	644,191	580,806

Total deposits	1,129,111	1,027,176
Securities sold under repurchase agreements and other short-term borrowings	194,742	139,212
Other borrowings	188,155	188,171
Deferred income taxes, net	—	825
Accrued interest and other liabilities	15,084	14,692

Total Liabilities	1,527,092	1,370,076

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 5,993,713 and 5,887,600 shares in 2003 and 2002, respectively	1,396	1,366
Additional paid-in capital	151,010	146,393
Retained earnings	12,012	894
Accumulated other comprehensive income, net	5,126	12,688
Treasury stock, at cost	(26,885)	(24,534)

Total stockholders’ equity	142,659	136,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,669,751	$1,506,883

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2003 and 2002
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2003	5,887,600	$1,366	$(24,534)	$146,393	$894	$12,688	$136,807
Net income					18,171		18,171
Exercise of stock options	153,626	30		4,316			4,346
Purchase of treasury stock	(67,873)		(2,893)				(2,893)
Sale of treasury stock	20,360		542	301			843
Cash dividend					(7,053)		(7,053)
Minimum pension liability adjustment						(80)	(80)
Net unrealized loss on securities available for sale						(7,482)	(7,482)

Balance at September 30, 2003	5,993,713	$1,396	$(26,885)	$151,010	$12,012	$5,126	$142,659

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2002	5,260,158	$1,232	$(22,791)	$125,057	$4,829	$5,015	$113,342
Net income					17,665		17,665
Exercise of stock options	115,739	23		2,811			2,834
Purchase of treasury stock	(39,742)		(1,589)				(1,589)
Sale of treasury stock	7,859		202	94			296
Stock dividend	993
Cash dividend					(5,741)		(5,741)
Minimum pension liability adjustment						9	9
Net unrealized gain on securities available for sale						8,672	8,672

Balance at September 30, 2002	5,345,007	$1,255	$(24,178)	$127,962	$16,753	$13,696	$135,488

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Nine Months
	Ended September 30,

	2003	2002

Operating Activities:
Net income	$18,171	$17,665
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	394	3,519
Depreciation	1,318	1,259
Realized gain on security transactions, net	(5,406)	(48)
Realized gain on sale of other real estate owned	(850)	—
Stock option expense	826	—
Amortization of premiums on securities, net	2,971	1,275
Deferred tax benefit	(84)	(2,831)
Increase (decrease) in deferred loan fees, net	347	(108)
Increase in accrued interest and other receivables	(1,366)	(535)
Increase in other assets	(1,889)	(631)
Increase in accrued interest and other liabilities	392	525
Other changes, net	(131)	158

Net cash provided by operating activities	14,693	20,248

Investing Activities:
Net (increase) decrease in federal funds sold	11,193	(9,600)
Decrease in FHLB stock	1,051	—
Proceeds from maturities and paydowns of securities available for sale	1,259,613	315,057
Proceeds from sales of securities available for sale	129,747	775
Purchases of securities available for sale	(1,534,053)	(384,931)
Proceeds from sale of other real estate owned	2,681	—
Net increase in loans	(37,944)	(27,274)
Net purchases of premises and equipment	(2,840)	(1,876)

Net cash used in investing activities	(170,552)	(107,849)

Financing Activities:
Proceeds from issuance of common stock	3,520	2,834
Proceeds from sale of treasury stock	843	296
Net increase in deposits	101,935	111,063
Cash dividends paid	(7,053)	(5,741)
Repayment of other borrowings	(16)	(15)
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	55,530	(744)
Purchase of treasury stock	(2,893)	(1,589)

Net cash provided by financing activities	151,866	106,104

Increase (decrease) in Cash and Due from Banks	(3,993)	18,503
Cash and due from banks, beginning of period	48,350	29,821

Cash and due from banks, end of period	$44,357	$48,324

Supplemental Disclosures:
Interest paid	$12,229	$15,966
Income tax payments	8,696	10,197
Change in unrealized gain (loss) on securities available for sale — net of tax	(7,482)	8,672

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 15 branch offices in Westchester County, New York, 2 in Bronx County, New York and one in Manhattan, New York, and the Bank is seeking approval to open a branch to be located at 233 Broadway, Manhattan, New York. The Bank opened a new branch office located at 40 Church Street, White Plains, New York in September 2003. In addition, the Bank opened a loan production office located at 300 Westage Business Center Drive, Fishkill, New York (Dutchess County) in October 2003 and is seeking approval to open a loan production office to be located at 97-77 Queens Boulevard, Rego Park, New York. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser but increasing extent, the Bronx and Manhattan.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2003 and December 31, 2002 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2003 and 2002, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2003 and 2002. The results of operations for the three and nine month period ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

      Intercompany items and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

      These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2002 and notes thereto.

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There were no interest rate contracts outstanding as of September 30, 2003. The Company had two interest rate floor contracts which expired on June 1, 2003, one with a notional value of $25 million and a 4.5% strike rate and one with a notional value of $25 million and a 4.0% strike rate, which did not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts were accounted for at fair value with the resulting net gains of $25,000, and $801,000 included in other income for the nine month periods ended September 30, 2003, and September 30, 2002, respectively.

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Non-employee stock options were expensed as of the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2003 and 2002 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	(000’s except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$4,953	$6,393	$18,171	$17,665
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6	—	154	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(13)	(13)	(173)	(243)

Pro forma net income	$4,946	$6,380	$18,152	$17,422
Earnings per share:
Basic — as reported	$0.83	$1.09	$3.07	$3.03
Basic — pro forma	$0.83	$1.09	$3.07	$2.99
Diluted — as reported	$0.81	$1.07	$3.00	$2.96
Diluted — pro forma	$0.81	$1.06	$2.99	$2.92

      In December 2002, the Company declared a 10% stock dividend. Per share amounts for 2002 have been retroactively restated to reflect the issuance of the additional shares.

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(000’s except share data)		(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$4,953	$6,393	$18,171	$17,665
Denominator:
Denominator for basic earnings per common share — weighted average shares	5,984,802	5,870,448	5,921,653	5,836,333
Effect of dilutive securities:
Stock options	130,596	124,751	144,417	130,639

Denominator for diluted earnings per common share — adjusted weighted average shares	6,115,398	5,995,199	6,066,070	5,966,972

Basic earnings per common share	$0.83	$1.09	$3.07	$3.03
Diluted earnings per common share	$0.81	$1.07	$3.00	$2.96

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN No. 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. In October 2003, the FASB issued staff position FIN No. 46-6, “Deferral of Effective Date of FIN No. 46, Consolidation of Variable Interest Rate Entities” which deferred the effective date for applying the provisions of FIN No. 46 to periods ending after December 15, 2003. Since the Company currently has no controlling or other interest in a variable interest entity, the adoption of FIN No. 46 by the Company is not expected to have any impact on its financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The statement clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for derivative instruments designated as hedges after June 30, 2003. The adoption of SFAS No. 149 by the Company on July 1, 2003 did not have any impact on its financial position or results of operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2003 and consolidated results of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s Annual Report on Form 10K.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2003. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

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

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at September 30, 2003 and December 31, 2002. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2003 and September 30, 2002

  Summary of Results

      The Company reported net income of $5.0 million and $18.1 million for the three and nine month periods ended September 30, 2003. This compares to $6.4 million and $17.7 million for the three and nine month periods ended September 30, 2002. The decrease in net income in the three month period ended September 30, 2003 compared to the prior year period was primarily due to lower net interest income and higher non interest expense, partially offset by higher non interest income and a lower provision for loan losses. The increase in net income for the nine month period ended September 30, 2003 compared to the prior year period was primarily due to higher non interest income and a lower provision for loan losses, partially offset by lower net interest income and higher non interest expense. Non interest income included $5.4 million of gains on sales of securities available for sale for the nine month period ended September 30, 2003. These sales were conducted as part of the Company’s ongoing asset/liability management process. Non interest income for the three and nine month periods ended September 30, 2003 included a $0.9 million gain on sale of other real estate owned. The after tax effect of these transactions on net income was approximately $0.5 million and $3.9 million for the three and nine month periods ended September 30, 2003. Additional discussion of these transactions is included later in this section under the “Net Interest Income” and “Financial Condition” captions.

      Diluted earnings per share were $0.81 and $3.00 for the three and nine month periods ended September 30, 2003. This compares to $1.07 and $2.96 of diluted earnings per share for the three and nine month periods ended September 30, 2002. On this basis, diluted earnings per share decreased $0.26 or 24.3 percent for the three month period ended September 30, 2003 and increased $0.04 or 1.35 percent for the nine month period ended September 30, 2003. Annualized return on average equity (excluding the effects of unrealized gains and losses on securities available for sale) was 14.7 percent and 18.6 percent for the three and nine month periods ended September 30, 2003, compared to 21.7 percent and 20.6 percent for the three and nine month periods ended September 30, 2002. Annualized return on average assets (excluding the effects of unrealized gains and losses on securities available for sale) for the three and nine month periods ended September 30, 2003 was 1.2 percent and 1.6 percent. This compares to 1.8 percent and 1.7 percent for the three and nine month periods ended September 30, 2002.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2003 and September 30, 2002, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2003 and 2002.

	Three Months Ended September 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$2,265	$2	0.35%	$3,701	$10	1.08%
Federal funds sold	60,988	146	0.96	76,741	326	1.70
Securities:(1)
Taxable	631,129	4,057	2.57	519,050	7,019	5.41
Exempt from federal income taxes	175,064	3,174	7.25	162,826	3,022	7.42
Loans, net(2)	663,729	11,831	7.13	626,897	12,627	8.06

Total interest earning assets	1,533,175	19,210	5.01	1,389,215	23,004	6.62

Non interest earning assets:
Cash and due from banks	41,101			35,578
Other assets	39,213			31,754

Total non interest earning assets	80,314			67,332

Total assets	$1,613,489			$1,456,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$305,767	$442	0.58%	$260,165	$914	1.41%
Savings	64,275	48	0.30	59,180	96	0.65
Time	162,893	503	1.24	171,413	817	1.91
Checking with interest	107,523	60	0.22	81,060	148	0.73
Securities sold under repurchase agreements and other short-term borrowings	157,960	405	1.03	152,075	617	1.62
Other borrowings	188,157	2,277	4.84	209,152	2,559	4.89

Total interest bearing liabilities	986,575	3,735	1.51	933,045	5,151	2.21

Non interest bearing liabilities:
Demand deposits	475,722			391,376
Other liabilities	16,375			14,162

Total non interest bearing liabilities	492,097			405,538

Stockholders’ equity(1)	134,817			117,964

Total liabilities and stockholders’ equity(1)	$1,613,489			$1,456,547

Net interest earnings		$15,475			$17,853

Net yield on interest earning assets			4.04%			5.14%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $1,111 and $1,058 for the three month periods ended September 30, 2003 and September 30, 2002, respectively.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2003 and September 30, 2002, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2003 and 2002.

	Nine Months Ended September 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$2,572	$11	0.57%	$3,200	$29	1.21%
Federal funds sold	64,480	524	1.08	87,218	1,142	1.75
Securities:(1)
Taxable	583,471	13,753	3.14	489,546	21,270	5.79
Exempt from federal income taxes	170,067	9,297	7.29	160,172	8,917	7.42
Loans, net(2)	653,370	35,593	7.26	614,354	36,644	7.95

Total interest earning assets	1,473,960	59,178	5.35	1,354,490	68,002	6.69

Non interest earning assets:
Cash and due from banks	39,141			34,165
Other assets	34,860			31,969

Total non interest earning assets	74,001			66,134

Total assets	$1,547,961			$1,420,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$298,153	$1,632	0.73%	$244,035	$2,762	1.51%
Savings	63,353	171	0.36	56,805	269	0.63
Time	167,707	1,708	1.36	188,795	2,845	2.01
Checking with interest	95,914	200	0.28	75,225	427	0.76
Securities sold under repurchase agreements and other short-term borrowings	150,151	1,286	1.14	153,352	1,838	1.60
Other borrowings	188,163	6,757	4.79	209,174	7,594	4.84

Total interest bearing liabilities	963,441	11,754	1.63	927,386	15,735	2.26

Non interest bearing liabilities:
Demand deposits	442,246			364,567
Other liabilities	11,903			14,475

Total non interest bearing liabilities	454,149			379,042

Stockholders’ equity(1)	130,371			114,196

Total liabilities and stockholders’ equity(1)	$1,547,961			$1,420,624

Net interest earnings		$47,424			$52,267

Net yield on interest earning assets			4.29%			5.15%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $3,254 and $3,121 for the nine month periods ended September 30, 2003 and September 30, 2002, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2003 and September 30, 2002.

	(000’s)

	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$(4)	$(4)	$(8)	$(6)	$(12)	$(18)
Federal funds sold	(67)	(113)	(180)	(298)	(320)	(618)
Securities:
Taxable	1,516	(4,478)	(2,962)	4,081	(11,598)	(7,517)
Exempt from federal income taxes(2)	227	(75)	152	551	(171)	380
Loans, net	742	(1,538)	(796)	2,327	(3,378)	(1,051)

Total interest income	2,414	(6,208)	(3,794)	6,655	(15,479)	(8,824)
Interest expense:
Deposits:
Money market	160	(632)	(472)	613	(1,743)	(1,130)
Savings	8	(56)	(48)	31	(129)	(98)
Time	(41)	(273)	(314)	(318)	(819)	(1,137)
Checking with interest	48	(136)	(88)	117	(344)	(227)
Securities sold under repurchase agreements and other short-term borrowings	24	(236)	(212)	(38)	(514)	(552)
Other borrowings	(257)	(25)	(282)	(763)	(74)	(837)

Total interest expense	(58)	(1,358)	(1,416)	(358)	(3,623)	(3,981)

Increase in interest differential	$2,472	$(4,850)	$(2,378)	$7,013	$(11,856)	$(4,843)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2003 and 2002.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and nine month periods ended September 30, 2003, net interest income, on a tax equivalent basis, decreased 13.3 percent to $15.5 million from $17.9 million, and 9.3 percent to $47.4 million from $52.3 million, compared to the prior year periods. Net interest income decreased because the net interest margin on a tax equivalent basis for the three and nine month periods ended September 30, 2003 decreased to 4.0 percent from 5.1 percent, and 4.3 percent from 5.2 percent compared to the prior year periods, partially offset by an increase in the excess of average interest earning assets over average interest bearing liabilities for the three and nine month periods ended September 30, 2003 to $546.7 million from $456.2 million, and to $510.5 million from $427.1 million, compared to the prior year periods.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in taxable securities, tax-exempt securities and loans during the three and nine month periods ended September 30, 2003, partially offset by volume decreases in interest bearing deposits in banks and federal funds sold together with significantly lower interest rates, contributed to the lower interest income in the current year periods as compared to the same periods in the prior years. For the three and nine month periods ended September 30, 2003, average interest earning assets increased 9.4 percent to $1,533.2 million from $1,389.2 million and 9.0 percent to $1,474.0 million from $1,354.5 million, compared to the prior year periods. Interest income, on a tax equivalent basis, for the three and nine month periods ended September 30, 2003, decreased 16.5 percent to $19.2 million from $23.0 million, and 13.0 percent to $59.2 million from $68.0 million, compared to the prior year periods.

      Average total securities, excluding average net unrealized gains on available for sale securities, increased $124.3 million, or 18.2 percent to $806.2 million and $103.8 million or 16.0 percent to $753.5 million for the three and nine month periods ended September 30, 2003 compared to the prior year periods. The increase in average total securities in the current year periods, as compared to the same periods in the prior year, was principally the result of management redeploying maturing funds and deposit growth into shorter term investments due to the current interest rate environment. These funds were reinvested initially in short-term U.S. Treasury securities and later into fixed rate U.S. agency bonds and fixed rate mortgage-backed securities with expected average lives of less than five years. In addition, during the nine month period ended September 30, 2003, the Company sold approximately $129.7 million of rapidly prepaying fixed rate mortgage-backed securities and callable U.S. agency securities which management believed were likely to be called within 12 months. The proceeds from the sales, which included pretax gains of $5.4 million for nine month period ended September 30, 2003, were reinvested in variable rate mortgage-backed securities and collateralized mortgage obligations, (“CMO’s.”) These transactions were conducted to recognize gains on securities that management believed would likely prepay at par within the next year, to redistribute cash flows within the portfolio, and to manage interest rate risk. The Federal Home Loan Bank of New York (“FHLB”) suspended it’s current quarterly dividend to shareholders. The FHLB has not indicated the status of future dividends. The FHLB prior quarterly dividend paid to the Company was approximately $125,000. Interest income on securities decreased for the three and nine month periods ended September 30, 2003 compared to 2002 due to higher volume offset by significantly lower aggregate rates.

      Average net loans increased $36.8 million, or 5.9 percent to $663.7 million and $39.0 million, or 6.4 percent to $653.4 million for the three and nine month periods ended September 30, 2003 compared to the prior year periods. These increases in average net loans reflect management’s continuing emphasis on making new loans and more effective market penetration. Interest income on net loans decreased slightly in the current year periods as compared to the prior year due to increased volume offset by the impact of lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense for the three and nine month periods ended September 30, 2003 decreased 27.5 percent to $3.7 million from $5.2 million and 25.3 percent to $11.8 million from $15.7 million, compared to the prior year periods. For the three and nine month periods ended September 30, 2003, average balances in money market, checking with interest and savings deposits increased and average balances in time deposits decreased compared to the prior year periods. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of new branches. These funds were invested in loans and securities. The decrease in time deposits resulted primarily from a decrease in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. For the three and nine month periods ended September 30, 2003, the average amount of non interest bearing demand deposits increased 21.6 percent to $475.7 million from $391.4 million and 21.3 percent to $442.2 million from $364.6 million compared to the prior year periods. These deposits are an important component of the Company’s asset/ liability management and have a direct impact on the determination of net interest income. Interest rates paid on average deposits decreased in the current year periods compared to the prior year periods due to lower interest rates partially offset by higher volume. Average other borrowings decreased $21.0 million, or 10.4 percent to $188.2 million for both the three and nine month periods ended September 30, 2003 compared to the prior year periods. This decrease was primarily due to the prepayment of $21 million of higher cost FHLB borrowings in the fourth quarter of 2002 conducted as part of the Company’s ongoing asset/ liability management efforts. Interest expense on other borrowings decreased in the current year periods compared to the prior year periods due to lower volume and slightly lower aggregate rates.

      The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,

	2003	2002	2003	2002

Average interest rate on:
Total average interest earning assets	5.01%	6.62%	5.35%	6.69%
Total average interest bearing liabilities	1.51	2.21	1.63	2.26
Total interest rate spread	3.50	4.41	3.73	4.43

      Interest rate spreads decreased in the current year periods compared to the prior year periods. These decreases resulted primarily from the greater impact that the declining interest rate environment had on the Company’s interest earning assets than on it’s interest bearing liabilities. Management cannot predict what impact market conditions will have on the Company’s interest rate spread and further compression in interest rate spread may occur.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $0 and $813,000 for the three month periods ended September 30, 2003 and 2002, and $394,000 and $3,519,000 for the nine month periods ended September 30, 2003 and September 30, 2002. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income, excluding realized gains on sales of securities available for sale, for the three and nine month periods ended September 30, 2003 increased 33.3 percent to $1,414,000 from $1,061,000 and 8.3 percent to $2,674,000 from $2,469,000, compared to the prior year periods.

      Gains on sales of securities available for sale were $5.4 million for the nine month period ended September 30, 2003 compared to $48,000 for prior year period. See “Net Interest Income” for further discussion.

      Service charges for the three month period ended September 30, 2003 were unchanged from the prior year period. Service charges for the nine month period ended September 30, 2003 increased 8.5 percent to $1,276,000 from $1,176,000 compared to the prior year period. This increase reflects a higher level of fees charged and increased activity.

      Other income for the three and nine month periods ended September 30, 2003 increased 55.2 percent to $983,000 from $633,000 and 8.1 percent to $1,398,000 from $1,293,000 compared to the prior year periods. Other income for the three and nine month periods ended September 30, 2003 included an $850,000 gain on the sale of other real estate owned. Other income also included an increase in the fair value of interest rate contracts of $0 and $25,000 for the three and nine month periods ended September 30, 2003 and $413,000 and $801,000 for the three and nine month periods ended September 30, 2002.

  Non Interest Expense

      Non interest expense for the three and nine month periods ended September 30, 2003 increased 11.0 percent to $8.6 million from $7.6 million and 11.3 percent to $24.9 million from $22.4 million compared to the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, the FDIC assessment and business development expense partially offset by decreases in equipment expense and other operating expenses for the three month period ended September 30, 2003, as compared to the prior year period, and increases in salaries and employee benefits expense, occupancy expense, business development expense, the FDIC assessment and other operating expenses partially offset by decreases in equipment expense for the nine month period ended September 30, 2003, as compared to the prior year period.

      Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2003 increased 23.1 percent to $5.1 million from $4.2 million and 17.2 percent to $14.4 million from $12.3 million, compared to prior year periods. This increase resulted from additional staff to accommodate the growth in loans and deposits, the opening of new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

      Occupancy expense for the three and nine month period ended September 30, 2003 increased 7.3 percent to $675,000 from $629,000 and 12.9 percent to $2.1 million from $1.9 million, compared to prior year periods. This increase reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services for the three and nine month periods ended September 30, 2003 were essentially unchanged compared to prior year periods.

      Equipment expense for the three and nine month period ended September 30, 2003 decreased 2.7 percent to $452,000 from $464,000 and 2.9 percent to $1,365,000 from $1,406,000 compared to the prior year periods. The decreases resulted from reduced maintenance costs compared to the prior year periods.

      Business development expense for the three and nine month periods ended September 30, 2003 increased 16.3 percent to $342,000 from $294,000 and 10.7 percent to $1,081,000 from $977,000 compared to the prior year periods. The increases were due to increased promotion of bank products and new branches.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three and nine month periods ended September 30, 2003 increased 10.3 percent to $43,000 from $39,000 and 13.4 percent to $135,000 from $119,000 compared to the prior year periods. This increase resulted from increases in deposits subject to assessment.

      Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2003 compared to September 30, 2002, were due to the following:

•	Decrease of $61,000 (35.7%) and $77,000 (16.7%), respectively, in stationary and printing costs due to the timing of purchases.

•	Decrease of $32,000 (118.5%) and $70,000 (368.4%), respectively, in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs, partially offset by increases in banker’s professional insurance costs and automobile insurance costs.

•	Decrease of $18,000 (7.0%) and an increase of $46,000 (12.0%), respectively, in courier costs. The decrease for the three month period is due to lower customer utilization. The increase for the nine month period is due increased service costs.

•	Decrease of $4,000 (7.0%) and an increase of $54,000 (40.3%), respectively, in other loan costs. The decrease for the three month period is due to lower other loan The increase for the six month period is due to higher loan collection expenses.

•	Increase of $33,000 (14.9%) and $125,000 (19.5%), respectively, in outside services costs due to increased data processing costs.

•	Increase of $26,000 (34.2%) and $34,000 (12.8%), respectively, in dues, meetings and seminar expense due to increased participation in such events.

  Income Taxes

      Income taxes for the three month period ended September 30, 2003 decreased 25.8 percent to $2.2 million from $3.0 million, and for the nine month period ended September 30, 2003 increased 8.4 percent to $8.8 million from $8.1 million, compared to the prior year periods. The effective tax rates were 31.2 percent and 32.6 percent for the current year periods compared to 32.1 percent and 31.4 percent in the prior year periods. The overall increase in the effective tax rate is primarily a result of increases in income subject to Federal and New York State income taxes.

      The New York State Department of Taxation and Finance has recently completed an audit of the Company’s New York State Corporation Tax Returns for the years 1996 through 1998 and has assessed additional tax, interest and penalties of approximately $1.5 million. The Company is contesting this assessment. The Company does not believe the resolution of this matter will have a significant impact on its financial position.

Financial Condition

      At September 30, 2003, the Company had total assets of $1,669.8 million, an increase of $162.9 million, or 10.8 percent, from $1,506.9 million at December 31, 2002.

      Federal funds sold totaled $18.2 million and $29.4 million at September 30, 2003 and December 31, 2002, respectively. The decrease resulted from the redeployment of these funds into longer term securities.

      The securities portfolio consists of securities available for sale of $879.2 million and $743.9 million at September 30, 2003 and December 31, 2002. The portfolio also includes Federal Home Loan Bank of New York (“FHLB”) stock, which totaled $9.4 million and $10.5 million at September 30, 2003 and December 31, 2002.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at September 30, 2003:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$193,687	$1,325	$259	$194,753
Mortgage-backed securities	447,236	2,946	3,639	446,543
Obligations of state and political subdivisions	179,129	9,667	433	188,363
Other debt securities	28,032	405	311	28,126

Total debt securities	848,084	14,343	4,642	857,785
Mutual funds and other equity securities	20,976	516	81	21,411

Total	$869,060	$14,859	$54,723	$879,196

      During the nine month period ended September 30, 2003, U.S. Treasury and government agency obligations decreased $29.9 million to $194.8 million due to purchases of $1,059.8 million offset by maturities and calls of $1,076.9 million, sales of $13.2 million and other increases of $0.4 million. Purchases and maturities included $924.0 million and $1,025.0 million, respectively, of short-term U.S. Treasury obligations with remaining maturities of less than 60 days at the time of purchase. Management has redeployed the majority of these short-term investments into higher yielding longer term investments as part of its ongoing asset/liability management.

      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), increased $112.5 million during the period to $446.5 million at September 30, 2003. The increase was due to purchases of $409.6 million offset by principal paydowns and redemptions of $171.2 million, sales of $111.1 million and other decreases of $14.8 million. These purchases were primarily fixed and variable rate mortgage-backed securities with average lives of less than five years at the time of purchase. The sales, conducted as part of the Company’s ongoing asset/ liability management efforts, consisted of rapidly prepaying fixed rate mortgage-backed securities.

      Obligations of state and political subdivisions increased $11.6 million during the period to $188.4 million due to purchases of $23.0 million, offset by maturities and calls of $11.2 million and other decreases of $0.2 million. The purchases were made for the attractive yields in the market and for their favorable income tax treatment.

      Other debt securities increased $21.1 million during the period to $28.1 million due to purchases of $21.6 million, offset by maturities of $0.3 million and other decreases of $0.2 million. The purchases consisted of variable rate trust preferred securities acquired as part of the Company’s redeployment of the proceeds from maturing short term investments.

      Mutual funds and other equities increased $20.0 million due to a purchase of shares of a mutual fund which invests primarily in variable rate mortgage backed securities with characteristics consistent with the Company’s investment strategy.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations and on a limited basis, in non-rated securities. Non-rated securities totaled $8.4 million at September 30, 2003 comprised primarily of obligations of municipalities located within the Company’s market area.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2003.

      Total loans were $693.0 million at September 30, 2003 compared to $655.4 million at December 31, 2002, reflecting a $37.5 million increase. This increase resulted principally from a $7.3 million increase in commercial real estate loans, a $20.8 million increase in commercial and industrial loans, a $9.6 million increase in residential real estate loans and a $3.9 million increase in construction loans offset by a $1.1 million decrease in loans to individuals and a decrease of $3.0 million in lease financing.

      Major classifications of loans at September 30, 2003 and December 31, 2002 are as follows:

	September 30,	December 31,
	2003	2002

	(000’s)
Real Estate:
Commercial	$238,756	$231,411
Construction	60,551	56,691
Residential	173,934	164,287
Commercial and industrial	200,131	179,288
Individuals	13,356	14,509
Lease financing	6,231	9,224

Total	692,959	655,410
Deferred loan fees, net	(1,809)	(1,462)
Allowance for loan losses	(11,507)	(11,510)

Loans, net	$679,643	$642,438

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) as of September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

	(000’s except percentages)
Non-accrual loans at period end	$3,935	$4,758
OREO at period end	—	1,831

Total nonperforming assets	$3,935	$6,589
Loans past due 90 days or more and still accruing	725	1,596
Nonperforming assets to total assets at period end	0.24%	0.43%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $163,000 and $179,000 for the nine month period ended September 30, 2003 and the year ended December 31, 2002, respectively. There was no interest income on nonperforming assets included in net income for the three and nine month periods ended September 30, 2003 and the year ended December 31, 2002.

      The Company’s other real estate owned was sold in July 2003. The sale resulted in a pre-tax gain of $850,000 which is included in non interest income for the three and nine month periods ended September 30, 2003.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	September 30,	Change During	December 31,
	2003	Period	2002

	(000’s)
Specific component	$1,824	$542	$1,282
Formula component	1,183	(145)	1,328
Unallocated component	8,500	(400)	8,900

Total allowance	$11,507		$11,510

Net change		(3)
Net chargeoffs		397

Provision amount		$394

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

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at September 30, 2003.

•	Economic and business conditions — The general softness in the economy experienced during the first half of 2003 had shown signs of improvement during the third quarter, as evidenced by reduced unemployment and improvements in productivity and corporate profits. Management believes that this condition has had positive impacts on economic and business activity within the Company’s primary market area, has strengthened the demand for commercial real estate, which is the primary collateral for the Bank’s loans, and has improved the ability of borrowers to repay their loans. Consideration of such economic and business conditions is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in commercial and industrial loans increased slightly to 28.9 percent of the portfolio from 27.4 percent at the prior year end, an increase of $20.8 million. These types of loans generally have a higher degree of risk than other types of loans which the Bank makes since repayment of the loans is largely dependent on the borrowers’ ability to successfully operate their businesses. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of changes in concentration is a part of the determination of the unallocated component of the allowance.

•	Credit quality — As the result of the Bank’s regular periodic loan review process, improvement occurred in delinquencies and nonperforming loans in the aggregate, although certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced a no cost home equity product during the fourth quarter of 2002 and began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $400,000 reduction in the unallocated component of the allowance to $8.5 million reflects our best estimate of probable losses which have been incurred as of September 30, 2003.

      Total deposits, for the nine month period ended September 30, 2003, increased $101.9 million, or 9.9 percent, to $1,129.1 million, from $1,027.2 million at December 31, 2002.

      The following table presents a summary of deposits at September 30, 2003 and December 31, 2002.

	(000’s)

	September 30,	December 31,	Increase
	2003	2002	(Decrease)

Demand deposits	$484,920	$446,370	$38,550
Money market accounts	297,167	272,141	25,026
Savings accounts	65,347	60,398	4,949
Time deposits of $100,000 or more	100,587	92,605	7,982
Time deposits of less than $100,000	71,074	73,078	(2,004)
Checking with interest	110,016	82,584	27,432

	$1,129,111	$1,027,176	$101,935

      The increases in non interest bearing demand deposits, checking with interest, money market accounts savings accounts and time deposits of $100,000 or more reflects new customer relationships and increased account activity. The slight decrease in time deposits of less than $100,000 was not significant.

      Total borrowings increased to $382.9 million at September 30, 2003 compared to $327.4 million at December 31, 2002. The change resulted from an increases in short-term repurchase agreements and other short-term borrowings. Borrowings are utilized as part of management’s continuing efforts to effectively leverage the Bank’s capital position and to manage its interest rate risk.

      Stockholders’ equity increased $5.9 million to $142.7 million at September 30, 2003 from $136.8 million at December 31, 2002. Increases in stockholders’ equity resulted from:

•	Net income of $18.2 million for the nine month period ended September 30, 2003

•	$4.3 million of stock options exercised

      Decreases in stockholders’ equity resulted from:

•	$2.0 million of treasury stock transactions

•	$7.1 million cash dividends paid on common stock

•	$7.5 million change in unrealized value of securities available for sale

      The Company’s and the Bank’s capital ratios at September 30, 2003 and December 31, 2002 are as follows:

			Minimum for
			Capital
	September 30,	December 31,	Adequacy
	2003	2002	Purposes

Leverage ratio:
Company	8.7%	8.3%	4.0%
Bank	8.7	8.3	4.0
Tier 1 capital:
Company	15.8%	17.0%	4.0%
Bank	15.8	17.0	4.0
Total capital:
Company	17.1%	18.3%	8.0%
Bank	17.1	18.3	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at September 30, 2003 and December 31, 2002.

      The Bank’s liquid assets, at September 30, 2003, include cash and due from banks of $44.4 million, Federal funds sold of $18.2 million and $49.9 million of short-term U.S. Treasury securities with remaining maturities of less than 60 days. Other sources of liquidity at September 30, 2003 include maturities and principal and interest payments on loans and securities, including approximately $102.3 million of loans, excluding installment loans to individuals, real estate loans other than construction loans and lease financing, maturing in one year or less, and approximately $109.9 million of securities, excluding short-term securities discussed above, having contractual maturities, expected call dates or average lives of one year or less. In addition, at September 30, 2003, the Bank had an available borrowing capacity of approximately $120 million from the FHLB, $5 million under one federal funds purchased facility, $110 million available under Retail CD Brokerage Agreements and had securities totaling approximately $110 million that could be sold under agreements to repurchase.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2003. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2002 were previously reported in the Company’s Annual Report on Form 10K. There have been no material changes in the Company’s market risk exposure at September 30, 2003 compared to December 31, 2002.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended September 30, 2003. The Company had no derivative financial instruments in place at September 30, 2003.

      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2003 shows the Company’s net interest income increasing if rates rise and decreasing if rates fall.

      The Company also prepares a static gap analysis which, at September 30, 2003, shows a static gap of $26.7 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2003.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from September 30, 2003	Policy Limit

+200 basis points	0.7%	(5.0)%
-100 basis points	(1.3)%	(5.0)%

      As of September 30, 2003, a 100 basis point downward change in interest rates was substituted for the 200 basis downward scenario, as management believes that a 200 basis point downward change is not meaningful in light of current interest rate levels. The percentage change in estimated net interest income in the +200 and -100 basis points scenario is within the Company’s policy limits.

Item 4.     Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the period covered by this report, there have not been any significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

      (B) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on August 27, 2003 in connection with a stock repurchase program (Items 5 and 7).

      The Registrant filed a Current Report on Form 8-K on October 29, 2003 in connection with its earnings release for the nine months ended September 30, 2003 and its declaration of a cash dividend (Items 7 and 12).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer

November 13, 2003