Form 10-K
period 2003-12-31
HUDSON VALLEY HOLDING CORP
filed 2004-03-12
CIK 722256

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Act.)  Yes  ☒  No  ☐

Class	Outstanding at March 3, 2004

Common Stock ($0.20 par value)	6,620,557 Shares

      The aggregate market value on June 30, 2003 of voting stock held by non-affiliates of the Registrant was approximately $154,331,000.

Documents incorporated by reference:

      Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

FORM 10-K

TABLE OF CONTENTS

			Page No.

PART I
	ITEM 1	BUSINESS	1
	ITEM 2	PROPERTIES	12
	ITEM 3	LEGAL PROCEEDINGS	12
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
PART II
	ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	13
	ITEM 6	SELECTED FINANCIAL DATA	16
	ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
	ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
	ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
	ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	79
	ITEM 9A	CONTROLS AND PROCEDURES	79
PART III
	ITEMS 10 THROUGH 14. (INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THAT FISCAL YEAR)
PART IV
	ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	79
SIGNATURES			81

PART I

ITEM 1 — BUSINESS

General

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is the largest independent bank headquartered in Westchester County, New York. The Bank has 15 branch offices in Westchester County, New York, 2 in Bronx County, New York and 1 in Manhattan, New York. In addition, the Bank has 2 loan production offices, one located in Dutchess County, New York and one located in Queens County, New York. The Bank has received all necessary regulatory approval to open one new branch office at 233 Broadway, New York, New York. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals within its market area. See “Our Market Area.”

      Our principal executive offices are located at 21 Scarsdale Road, Yonkers, New York 10707.

      The Bank’s principal customers are small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals. The Bank’s strategy is to operate as a community-oriented banking institution dedicated to providing personalized service to customers and focusing on products and services for selected segments of the market. The Bank believes that its ability to attract and retain customers is due primarily to its focused approach to its markets, its personalized and professional services, its product offerings, its experienced staff, its knowledge of its local markets and its ability to provide responsive solutions to customer needs. The Bank provides these products and services to a diverse range of customers and does not rely on a single large depositor for a significant percentage of deposits. The Bank anticipates that it will continue to expand in its current market and surrounding area by adding staff and continuing to open new branch offices and loan production offices.

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

Subsidiaries of the Bank

      In 1991, the Bank formed a wholly-owned subsidiary, Hudson Valley Investment Corp., a Delaware corporation, primarily for the purpose of acquiring and managing a portfolio of investment securities, some of which were previously owned by the Bank. This subsidiary will be liquidated in March, 2004 in a transaction designed to be treated as tax-free for Federal, New York State and New York City purposes. All assets and liabilities will be transferred to the Bank.

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

      In 2001, the Bank began originating lease financing transactions through a wholly owned subsidiary, HVB Leasing Corp.

      In 2002, the Bank formed two wholly-owned subsidiaries. HVB Realty Corp. owns and manages five branch locations in Yonkers, New York and HVB Employment Corp. which leases certain branch staff to the Bank.

      The Company has no separate operations or revenues apart from the Bank and its subsidiaries. The Bank and its subsidiaries are referred to collectively as the “Bank”.

Employees

      At December 31, 2003, we employed 263 full-time employees and 31 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

Our Market Area

      Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2002 census data, was $62,762. The County’s 2002 per capita income of $37,170 placed Westchester County among the highest of nation’s counties. In 2002, the County’s unemployment rate was 4.1 percent, as compared to New York State at 6.1 percent and the United States at 5.8 percent. The County has over 30,000 small and medium sized businesses, which form a large portion of the Bank’s current and potential customer base.

      New York City, which borders Westchester County, is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. According to the 2002 census data, the median household income in the city was $41,603, while the per capita income was $25,472. This places New York City in the top ranks of cities across the United States. The city also has a vibrant and diverse business community with more than 590,000 businesses and professional service firms. New York City is comprised of five counties or boroughs: Bronx, Kings (Brooklyn), New York (Manhattan), Queens and Richmond (Staten Island).

      The city has many attractive attributes and the Bank believes that there is an opportunity for a community bank to service the small business and professionals niches very effectively. The Bank expanded into the New York City market with the opening of its first branch in the Bronx in 1999 and subsequently opened a second branch in this borough in 2002. Hudson Valley entered the Manhattan market with the opening of its full-service branch in the Lincoln Building in 2002. The Bank has received regulatory approval to open a second full-service branch in lower Manhattan in the Woolworth Building. This branch will open in 2004. Further expansion in the city continued in 2003 with the opening of a loan production office in Rego Park Queens. The Bank will continue to evaluate expansion opportunities in these three, as well as the other two boroughs of New York City.

Competition

      The banking and financial services business in the Bank’s market area, is highly competitive. There are approximately 19 commercial banks with branch banking offices in our Westchester County and New York City market area. In addition, a number of other depository institutions compete in our market area including savings banks, savings and loan associations, credit unions and brokerage houses. The branches of the Bank compete with local offices of large New York City commercial banks due to their proximity to and location within New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with the Bank for both loans and deposits. The Bank is smaller in size than most of its competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

      In response to competition, we have focused our attention on customer service and on addressing the needs of small to medium-sized businesses, professionals and not-for-profit organizations located in the communities in which we operate. We emphasize community relations and relationship banking. We believe that, despite the continued growth of large institutions and the potential for large out-of-area banking and financial institutions to enter our market area, there will continue to be opportunities for efficiently-operated, service-oriented, well-capitalized, community-based banking organizations to grow by serving customers that are not served well by larger institutions or do not wish to bank with such large institutions.

      The Company’s strategy is to increase earnings through moderate growth within its existing market. The Bank’s primary market area, Westchester County, and New York City, has a high concentration of the types of customers that the Bank desires to serve. The Bank expects to continue to expand by opening new full service banking facilities and loan production offices, by expanding loan originations in its market area, by enhancing and expanding computerized and telephonic products and through strategic alliances and contractual relationships.

      During the past five years, the Company has focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of the Bank’s products and services continues to be small and medium size businesses, professionals, not-for-profit organizations and municipalities. The Bank has expanded its market from Westchester County to include sections of New York City. The Bank has opened seven new facilities during the past five years, one in White Plains, Westchester County, one in Yonkers, Westchester County, one in Manhattan, New York, one in Dutchess County, one in Queens County, and two in Bronx County, New York and anticipates opening at least one additional facility during 2004. The Bank expects to continue to open additional facilities in the future. The Bank has invested in technology based products and services to meet customer needs. In addition, the Bank has expanded products and services in its deposit gathering and lending programs, and its offering of investment management and trust services. As a result, the Bank has approximately doubled its total assets during this five year period.

Lending

      The Bank engages in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2003, gross loans totaled $720.4 million. Gross loans were comprised of the following loan types:

Real estate	66.8%
Commercial and industrial	30.3
Individuals	2.1
Lease financing	0.8

Total	100.0%

      At December 31, 2003, the Bank’s unsecured lending limit to one borrower under applicable regulations was approximately $22.5 million.

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

      The Bank offers deposit pick up services for certain business customers. The Bank has 10 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

      For more information regarding the Bank’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposits.”

Portfolio Management Services

      The Bank provides portfolio management services to certain pension and retirement accounts and executes securities transactions on behalf of certain customers by utilizing administrative support, investment products and methodologies provided to the Bank through an alliance with a third party investment advisor. The Bank will continue to periodically explore the possibility of developing relationships with others that provide similar investment management services, and the Bank believes that a number of alternative providers of these services exist. The Bank also provides a software application designed to meet specific administrative needs of bankruptcy trustees through a marketing and licensing agreement with the application vendor. While the Bank is interested in developing new customer relationships with bankruptcy trustees by offering them access to software, the Bank does not believe that its relationship with this or any other application vendor is material to its business. Further, due to the competition for this type of business and the dominance of large banks in this business, the Bank did not increase deposits relating to this business during 2003. In addition, the Bank has participated in loans originated by various other financial institutions within the normal course of business and within standard industry practices.

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

      There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2003, the Bank could have declared additional dividends of approximately $27.8 million to the Company without prior regulatory approval.

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

      The FRB has established capital adequacy guidelines for bank holding companies that are similar to the Federal Deposit Insurance Corporation (“FDIC”) capital requirements for the Bank described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 8 to the Consolidated Financial Statements. As of December 31, 2003, our Tier 1 and Total risk-based capital ratios were 15.6 percent and 16.9 percent, respectively, and our leverage capital ratio was 8.4 percent. All ratios exceed the requirements under these regulations and classify us as “well capitalized.”

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

      To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of at least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8 percent. To be categorized as “well capitalized,” the Bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions that we believe have changed the Bank’s category.

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

  USA Patriot Act

      The USA Patriot Act of 2001, signed into law on October 26, 2001, enhances the powers of domestic law enforcement organizations and makes numerous other changes aimed at countering the international terrorist threat to the security of the United States. Title III of the legislation most directly affects the financial services industry. It is intended to enhance the federal government’s ability to fight money laundering by monitoring currency transactions and suspicious financial activities. The USA Patriot Act has significant implications for depository institutions and other businesses involved in the transfer of money. Under the USA Patriot Act, a financial institution must establish due diligence policies, procedures and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts. Financial institutions must follow regulations adopted by the Treasury Department to encourage financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities. Financial institutions must follow regulations adopted by the Treasury Department setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies. Every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function. The passage of the USA Patriot Act has increased the compliance activities of the Bank, but has not otherwise affected its operations.

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

      We face significant competition both in making loans and in attracting deposits. This competition is based on, among other things, interest rates and other credit and service charges, the quality of services rendered, the convenience of the banking facilities, the range and type of products offered and the relative lending limits in the case of loans to larger commercial borrowers. Westchester County and New York City have a very high density of financial institutions, many of which are branches of institutions which are significantly larger than us and have greater financial resources and higher lending limits. Many of these institutions offer services that we do not or cannot provide. Nearly all such institutions compete with us to varying degrees.

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

      Currently, the Bank’s income would be minimally changed in the twelve months following December 31, 2003 due to changes in the interest rate environment. However, the current prolonged low interest rate environment has had an adverse effect on the Bank’s net interest income by decreasing the spread between the rates earned on assets and paid on liabilities. Changes in interest rates also affect the volume of loans originated by the Bank, as well as the value of its loans and other interest-earning assets, including investment securities.

      In addition, changes in interest rates may result in an increase in higher cost deposit products within the Bank’s existing portfolio, as well as a flow of funds away from bank accounts into direct investments (such as U.S. Government and corporate securities, and other investment instruments such as mutual funds) to the extent that the Bank may not pay rates of interest competitive with these alternative investments. “See Quantitative and Qualitative Disclosures About Market Risk.”

We may incur liabilities under federal and state environmental laws with respect to foreclosed properties.

      Approximately 82% of the loans held by the Bank as of December 31, 2003 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. The Bank currently does not own any property acquired on foreclosure. However, the Bank has in the past and may in the future acquire properties through foreclosure on loans in default. Under federal and state environmental laws, the Bank could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties acquired by the Bank on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean up costs under federal or state environmental laws.

A downturn in the economy in our market area would adversely affect our loan portfolio and our growth potential.

      Our primary lending market area is concentrated in Westchester County, New York and New York City with a primary focus on small to medium-sized businesses, professionals and not-for-profit organizations located in this area. Accordingly, the asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.

Technological change may affect our ability to compete.

      The banking industry continues to undergo rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to the public.

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

      There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions which we believe to be reasonable but which may or may not prove to be correct. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Additions to the allowance for loan losses would result in a decrease in net income and capital.

Available Information

      The Company’s website address is http://www.hudsonvalleybank.com. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company provides electronic or paper copies of its filings free of charge upon request.

ITEM 2 — PROPERTIES

      The principal executive offices of the Company and the Bank, including administrative and operating departments, are located at 21 Scarsdale Road, Yonkers, New York, in premises that are owned by the Bank. The Bank’s main branch is located at 35 East Grassy Sprain Road, Yonkers, New York, in premises that are leased by the Bank.

      In addition to the main branch, the Bank operates 14 branches in Westchester County, New York. The following eight branches are owned by the Bank: 37 East Main Street, Elmsford, New York; 61 South Broadway, Yonkers, New York; 150 Lake Avenue, Yonkers, New York; 865 McLean Avenue, Yonkers, New York; 512 South Broadway, Yonkers, New York; 21 Scarsdale Road, Yonkers, New York; 664 Main Street, Mount Kisco, New York and 40 Church Street, White Plains, New York. The following six branches are leased by the Bank: 403 East Sandford Boulevard, Mount Vernon, New York; 1835 East Main Street, Peekskill, New York; 500 Westchester Avenue, Port Chester, New York; 233 Marble Avenue, Thornwood, New York; 328 Central Avenue, White Plains, New York, and Five Huguenot Street, New Rochelle, New York.

      In addition to the branches in Westchester County, the Bank operates two branches in Bronx, New York, one at 3130 East Tremont Avenue and one at 975 Allerton Avenue, both in premises leased by the Bank. The Bank also operates one branch in Manhattan, New York at 60 East 42nd Street, New York, New York in premises leased by the Bank. The Bank operates two loan production offices, one located at 300 Westage Business Center Drive, Fishkill, New York (Dutchess County) and one located at 97-77 Queens Boulevard, Rego Park, New York (Queens County), both in premises leased by the Bank.

      The Bank has signed a lease with an initial term of 10 years to operate a branch facility to be located at 233 Broadway, New York, New York. The branch is expected to open during the second quarter of 2004.

      Of the leased properties, 4 properties, located in Thornwood, Peekskill, Port Chester and Fishkill, New York, have lease terms that expire within the next 2 years, with each lease subject to the Bank’s renewal option. The Bank currently expects to exercise its renewal option on the leases of each of these properties.

      The Bank also operates 10 ATM machines, 8 of which are located in the Bank’s facilities. Two ATMs are located at different off-site locations — Yonkers General Hospital in Yonkers, New York; and St. Joseph’s Hospital in Yonkers, New York.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders of Hudson Valley Holding Corp during the fourth quarter of 2003.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s common stock was held of record as of March 3, 2004 by approximately 788 shareholders. The Company’s common stock trades on a limited and sporadic basis in the over-the-counter market under the symbol “HUVL”. A very limited and sporadic public trading market has developed. The Company has historically purchased shares of common stock from shareholders at a price that the Company believes to be the fair market value at the time. Some of these purchases are made pursuant to Stock Restriction Agreements which give the Company a right of first refusal if the shareholder wishes to sell his or her shares. The majority of transactions in the Company’s common stock are sales to the Company or private transactions. There can be no assurance that the Company will purchase any additional stock in the future.

      The table below sets forth the high and the low prices per share at which the Company purchased shares of its common stock from shareholders in 2003 and 2002. The price per share has been adjusted to reflect the 10 percent stock dividends to shareholders in December 2003 and 2002.

	2003		2002

	High	Low	High	Low

First Quarter	$37.50	$33.18	$33.47	$30.25
Second Quarter	40.23	34.09	34.71	30.37
Third Quarter	40.91	35.00	38.02	31.41
Fourth Quarter	46.36	32.95	35.54	30.16

      The foregoing prices were not subject to retail markup, markdown or commission.

      In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows: In 2003, $0.34 per share to holders of record on February 3; $0.37 to shareholders of record May 12, August 8 and November 7. In 2002, $0.28 per share to holders of record on February 4; $0.31 to shareholders of record May 6, August 5 and November 4. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2003 and 2002.

      Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 10, 2003 and December 2, 2002.

      Effective December 11, 2003, the Board of Directors of the Company adjusted the price at which the Company would purchase shares to $36.25 per share, or $41.75 per share for a transaction of at least 2,000 shares, taking into consideration the ten percent stock dividend to shareholders in December 2003. This offer was limited to 75,000 shares, it expired February 24, 2004, at which time the Company offered to repurchase up to 75,000 shares at a price of $37.25 per share or $43.00 per share for a transaction of at least 2,000 shares. This offer expires May 25, 2004.

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

      We have determined not to apply, at this time, for the listing of our common stock on a securities exchange. If we do apply in the future for such listing, there can be no assurance that the common stock will be listed on any securities exchange. Even if we successfully list the common stock on a securities exchange, there can be no assurance that any organized public market for the securities will develop or that there will be any private demand for the common stock. We could also fail to meet the requirements for continued inclusion on such exchange, such as requirements relating to the minimum number of public shareholders or the aggregate market value of publicly held shares.

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

      A significant number of our shareholders are current or former directors and employees (or their family members) who purchased their shares subject to various Stock Restriction Agreements. Pursuant to these Stock Restriction Agreements, we enjoy a right of first refusal if the shareholder proposes to sell his or her shares to a third party. Historically, we have exercised our right of first refusal and have purchased a substantial portion of the shares offered to us pursuant to the Stock Restriction Agreements. Our repurchase of stock has effectively created a secondary market for the stock. We have no obligation to repurchase the common stock under the Stock Restriction Agreements or otherwise and there can be no assurance that we will purchase any additional shares in the future. If we continue to exercise our right to repurchase shares subject to the Stock Restriction Agreements, this will limit the availability of shares in public markets.

Government regulation restricts our ability to pay cash dividends.

      Dividends from the Bank are the only significant source of cash for the Company. However, there are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal and state bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. The Company paid a cash dividend to our shareholders of $1.45 per share in 2003, and $1.20 per share in 2002 (adjusted for subsequent stock dividends). Under applicable banking statutes, at December 31, 2003, the Bank could have declared dividends of approximately $27.8 million to the Company without prior regulatory approval. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to shareholders.

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

Equity Compensation Plan Information

      The following table sets forth information regarding the Company’s Stock Option Plans. All equity compensation plans have been approved by the Company’s stockholders. The amounts presented are as of December 31, 2003, and do not include awards made subsequent to that date. Additional details related to the Company’s equity compensation plans are provided in Notes 1 and 8 to the consolidated financial statements.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by stockholders	495,839	$25.99	604,760

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2003, 2002, 2001 and 2000. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,

	2003	2002	2001	2000	1999

	(000’s except share data)
Operating Results:
Total interest income	$76,520	$84,743	$89,878	$87,266	$70,816
Total interest expense	15,444	22,982	32,517	40,785	29,658

Net interest income	61,076	61,761	57,361	46,481	41,158
Provision for loan losses	437	3,902	4,380	1,144	600
Income before income taxes	35,962	30,744	28,376	21,983	18,648
Net income	24,207	21,584	18,881	16,158	14,004
Basic earnings per common share	3.71	3.36	2.99	2.59	2.26
Diluted earning per common share	3.62	3.27	2.91	2.52	2.21
Weighted average shares outstanding	6,532,625	6,432,667	6,320,437	6,235,740	6,194,717
Adjusted weighted average shares outstanding	6,682,236	6,609,270	6,490,713	6,415,938	6,334,052
Cash dividends per common share	$1.45	$1.20	$1.00	$0.83	$0.70

	December 31,

	2003	2002	2001	2000	1999

Financial Position:
Securities	$861,410	$743,884	$624,209	$655,029	$634,973
Loans, net	707,104	642,438	600,377	506,101	412,914
Total assets	1,669,513	1,506,883	1,372,453	1,289,970	1,147,472
Deposits	1,124,900	1,027,176	888,377	879,575	754,846
Borrowings	386,400	327,383	352,720	285,831	313,718
Stockholders’ equity	142,361	136,807	113,342	93,345	68,310

Financial Ratios

      Significant ratios of the Company for the periods indicated are as follows:

	December 31,

	2003	2002	2001	2000	1999

Earnings Ratios
Net income as a percentage of:
Average earning assets	1.62%	1.58%	1.51%	1.41%	1.39%
Average total assets	1.54	1.50	1.43	1.32	1.31
Average total stockholders’ equity(1)	18.51	18.72	18.74	18.61	18.60
Capital Ratios
Average total stockholders’ equity to average total assets(1)	8.31%	8.02%	7.64%	7.12%	7.06%
Average net loans as a multiple of average total stockholders’ equity(1)	5.07	5.37	5.56	5.15	4.72
Leverage capital	8.43	8.28	7.90	7.30	7.20
Tier 1 capital (to risk weighted assets)	15.63	17.05	15.36	14.80	15.70
Total risk-based capital (to risk weighted assets)	16.88	18.30	16.47	15.60	16.50
Other
Allowance for loan losses as a percentage of year-end loans	1.59%	1.76%	1.31%	0.94%	0.97%
Loans (net) as a percentage of year-end total assets	42.35	42.63	43.74	39.23	35.98
Loans (net) as a percentage of year-end total deposits	62.86	62.54	67.58	57.54	54.70
Securities as a percentage of year-end total assets	51.60	49.37	45.48	50.78	55.34
Average interest earning assets as a percentage of average interest bearing liabilities(1)	153.18	147.71	138.43	133.91	134.46
Dividends per share as a percentage of diluted earnings per share	40.06	36.69	34.38	33.21	31.28

(1)	Excludes unrealized gains in 2003, 2002, 2001 and 2000 and unrealized losses in 1999, net of tax, on securities available for sale

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2003 and 2002, and consolidated results of operations for each of the three years in the period ended December 31, 2003. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., and HVB Realty Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

      This overview is intended to highlight selected information included in this Annual Report on Form 10-K. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with the entire Annual Report on Form 10-K.

      The Company derives substantially all of its revenue from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and portions of New York City. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to maintain and grow net interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. The Company’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of net interest income to changes in interest rates.

      Net income for 2003 was $24.2 million or $3.62 per diluted share, an increase of $2.6 million or 12.2 percent compared to $21.6 million or $3.27 per diluted share in 2002. The Company achieved substantial growth in both of its core businesses, loans and deposits, during 2003. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. The declining interest rate environment which began in 2001 and continued through the first half of 2003 resulted in continued downward pressure on net interest income as higher yielding loans and investments prepaid or matured and were reinvested at substantially lower rates. The Company was unable to reduce the cost of its core funding base, a large percentage of which is non-interest bearing demand deposits, to offset the decline in asset yields. As a result, tax equivalent basis net interest income declined slightly in 2003 from 2002 levels. Throughout the period of declining interest rates, the Company exercised caution in redeploying maturing funds by investing excess funds not utilized for loan growth, into shorter term investments in order to preserve flexibility in its interest rate risk management. While this had a negative impact on net interest income in the short term, it allowed the Company to quickly react to longer term investment opportunities as interest rates began to stabilize in the second half of 2003. As part of this strategy, in 2003, the Company sold approximately $124 million of rapidly repaying mortgage-backed securities and U.S. Government agency securities expected to be called within twelve months, which resulted in a pretax gain of $5.4 million. The gain contributed to the 2003 growth in net income.

      Non interest expense for 2003 was $33.3 million, an increase of $2.8 million or 9.2 percent compared to $30.5 million in 2002. The increase reflects the Company’s continued investment in its branch network, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers.

      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at December 31, 2003 reflects minimal near term interest rate risk with the Company’s net interest income declining slightly if rates rise or fall.

      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that it’s present liquidity and borrowing capacity is sufficient for its current business needs.

      The Company and the Bank are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. Both the Company and the Bank exceeded all current regulatory capital requirements and were in the “well-capitalized” category at December 31, 2003. Management plans to conduct the affairs of the Company and the Bank so as to maintain a strong capital position in the future.

Critical Accounting Policies

      Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require management to make estimates and judgements, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2003 and 2002. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examination.

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

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at December 31, 2003 and 2002. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2003

  Summary of Results

      The Company reported net income of $24.2 million for the year ended December 31, 2003, a 12.2 percent increase over 2002. Net income was $21.6 million for the year ended December 31, 2002, a 14.3% increase over 2001 net income of $18.9 million. The increase in 2003 net income, compared to 2002, reflects higher net gains on securities transactions and a lower provision for loan losses partially offset by slightly lower net interest income, lower non interest income, higher non interest expense and a higher effective tax rate. The increase in 2002 net income, compared to 2001, reflects higher net interest income, higher non interest income and net gains on securities transactions, a lower provision for loan losses and a lower effective tax rate partially offset by higher operating expenses.

      Diluted earnings per share of $3.62 in 2003 increased 10.7 percent over the $3.27 recorded in 2002, which increased 12.4 percent over the $2.91 recorded in 2001, reflecting the higher net income. Prior period per share amounts have been adjusted to reflect the 10% stock dividend distributed on December 10, 2003. Return on average equity, excluding securities available for sale net unrealized gains, was 18.51 percent in 2003, compared to 18.72 percent in 2002 and 18.74 percent in 2001. Return on average assets, excluding securities available for sale net unrealized gains, was 1.54 percent in 2003, compared to 1.50 percent in 2002 and 1.43 percent in 2001.

      Net interest income for 2003 was $61.1 million, a slight decrease of 1.1 percent from the $61.8 million recorded in 2002, which increased 7.8 percent over the $57.4 million recorded in 2001. The 2003 decrease, compared to 2002, was primarily due to a decrease in the tax equivalent basis net interest margin to 4.37% from 4.82%, partially offset by a $128.9 million growth in the average balance of interest earning assets which was in excess of the $51.0 million growth in the average balance of interest bearing liabilities. The 2002 increase over 2001 was primarily due to a $117.1 million growth in the average balance of interest earning assets which was in excess of the $22.5 million growth in the average balance of interest bearing liabilities, partially offset by a decrease in the tax equivalent basis net interest margin to 4.82% from 4.89%.

      The 2003 decrease in the tax equivalent basis net interest margin was primarily due to the impact of the current trend of margin compression resulting from a protracted period of low interest rates. The Company has taken steps to reposition its portfolios and has exercised caution in redeploying maturing assets in reaction to these conditions, in an effort to minimize the effects. The 2003 increase in the average balance of interest earning assets was due to growth in loans, the Company’s highest yielding asset, together with an increase in securities, partially offset by a decrease in Federal funds sold as the Company began to redeploy short term funds into longer term assets as interest rates began to stabilize in the latter part of the year. The 2002 decrease in the tax equivalent basis net interest margin resulted primarily from a $2.6 million interest penalty incurred as a result of the Company’s decision to prepay $21 million of its higher cost long term borrowings in anticipation of margin compression resulting from the protracted period of declining interest rates. The 2002 increase in the average balance of interest earning assets also reflected growth in loans, together with increases in short term Federal funds. The increase in Federal funds resulted from the Company’s caution in deploying available liquidity from deposit growth and maturing assets into longer term assets in light of the declining interest rate environment throughout 2002.

      Non interest income, excluding securities gains and losses, decreased slightly in 2003 to $3.2 million from $3.3 million in 2002, which increased from $2.6 million in 2001. Non interest income includes a gain on sale of other real estate owned of $0.9 million in 2003, and increases in the value of interest rate floor contracts of $25,000, $1.1 million and $0.8 million in years 2003, 2002 and 2001, respectively. The remaining increases in 2003 and 2002, compared to the prior year periods were primarily due to increased service charges. Sales of investment securities resulted in net gains of $5.4 million and $54,000 in 2003 and 2002, respectively, and net losses of $180,000 in 2001. The sales were conducted as part of the Company’s ongoing asset/liability management process.

      Non interest expenses increased $2.8 million to $33.3 million in 2003 from $30.5 million in 2002, which increased $3.5 million from $27.0 million in 2001, reflecting increases in such expenses as employee salaries and benefits, occupancy and equipment expense and other expenses resulting from the Company’s continuing growth and investments in people, technology, products and branch facilities. The effective tax rate in 2003, compared to 2002, increased primarily as a result of an increase in income subject to Federal, New York State, and New York City taxes, partially offset by a reduction in the New York State Corporate tax rate. The effective tax rate in 2002, compared to 2001, decreased primarily due to an increase in tax exempt income as a percentage of total interest income and a reduction in the New York State Corporate tax rate.

      The Company’s total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8.0 percent, as the total ratio equaled 16.9 percent and 18.3 percent at December 31, 2003 and 2002, respectively. The Company’s leverage capital ratio was 8.4 percent and 8.3 percent at December 31, 2003 and 2002, respectively.

Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2003, 2002 and 2001.

	(000’s except percentages)
	Year ended December 31,

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

ASSETS
Interest earning assets:
Deposits in banks	$2,492	$14	0.56%	$3,201	$38	1.19%	—	—	—
Federal funds sold	51,658	555	1.07	80,747	1,364	1.69	$23,954	$759	3.17%
Securities:(1)
Taxable	608,965	19,707	3.24	505,152	27,098	5.36	519,852	33,804	6.50
Exempt from federal income taxes	172,503	12,532	7.26	161,321	11,960	7.41	148,048	11,189	7.56
Loans, net(2)	662,800	48,098	7.26	619,098	48,469	7.83	560,584	48,042	8.57

Total interest earning assets	1,498,418	80,906	5.40	1,369,519	88,929	6.49	1,252,438	93,794	7.49

Non interest earning assets:
Cash and due from banks	38,634			35,012			31,485
Other assets	36,513			31,949			35,144

Total non interest earning assets	75,147			66,961			66,629

Total assets	$1,573,565			$1,436,480			$1,319,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$300,566	$2,050	0.68%	$250,634	$3,439	1.37%	$155,058	$3,802	2.45%
Savings	64,184	149	0.23	57,629	347	0.60	52,988	610	1.15
Time	169,435	2,213	1.31	184,723	3,571	1.93	320,408	13,379	4.18
Checking with interest	98,852	259	0.26	76,759	528	0.69	61,697	659	1.07
Securities sold under repurchase agreements and other short-term borrowings	156,989	1,730	1.10	148,555	2,317	1.56	154,311	5,855	3.79
Other borrowings	188,159	9,043	4.81	208,886	12,780	6.12	160,255	8,212	5.12

Total interest bearing liabilities	978,185	15,444	1.58	927,186	22,982	2.48	904,717	32,517	3.59

Non interest bearing liabilities:
Demand deposits	451,282			380,015			297,197
Other liabilities	13,291			14,007			16,401

Total non interest bearing liabilities	464,573			394,022			313,598

Stockholders’ equity(1)	130,807			115,272			100,752

Total liabilities and stockholders’ equity(1)	$1,573,565			$1,436,480			$1,319,067

Net interest earnings		$65,462			$65,947			$61,277

Net yield on interest earning assets			4.37%			4.82%			4.89%

(1)	Excludes unrealized gains and losses on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effect of adjustment to a tax equivalent basis was $4,386, $4,186 and $3,916 for the years ended December 31, 2003, 2002 and 2001, respectively.

Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2003 and 2002, and the years ended December 31, 2002 and 2001, on a tax equivalent basis.

	(000’s)

	2003 Compared to 2002			2002 Compared to 2001
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in banks	$(8)	$(16)	$(24)	$120	$(82)	$38
Federal funds sold	(491)	(318)	(809)	1,800	(1,195)	605
Securities:
Taxable	5,569	(12,960)	(7,391)	(956)	(5,750)	(6,706)
Exempt from federal income taxes	829	(257)	572	1,003	(232)	771
Loans, net	3,421	(3,792)	(371)	5,015	(4,588)	427

Total interest income	9,320	(17,343)	(8,023)	6,982	(11,847)	(4,865)

Interest expense:
Deposits:
Money market	685	(2,074)	(1,389)	2,344	(2,707)	(363)
Savings	39	(237)	(198)	53	(316)	(263)
Time	(296)	(1,062)	(1,358)	(5,666)	(4,142)	(9,808)
Checking with interest	152	(421)	(269)	161	(292)	(131)
Securities sold under repurchase agreements and other short-term borrowings	132	(719)	(587)	(218)	(3,320)	(3,538)
Other borrowings	(1,268)	(2,469)	(3,737)	2,492	2,076	4,568

Total interest expense	(556)	(6,982)	(7,538)	(834)	(8,701)	(9,535)

Increase (decrease) in interest differential	$9,876	$(10,361)	$(485)	$7,816	$(3,146)	$4,670

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The impact of an extended period of declining interest rates which began in 2001 and continued through the first half of 2003 has presented challenges to the Company’s asset liability management efforts. This rate environment has resulted in greatly accelerated prepayments of loans and mortgage backed securities and calls of U.S. Agency securities as consumers and companies prepay or refinance existing debt. Additionally, the Company experienced a shift of customer time deposits into interest bearing demand deposits, and increases in the average lives of callable longer term borrowings. The initial impact of the sharp decline in interest rates on the Company’s net interest income throughout 2001 and, to a lesser extent, in early 2002 was positive. This was due to repayment of higher yielding fixed rate assets being considerably slower than the more immediate impact on the repricing of interest bearing liabilities, particularly interest bearing demand deposits and short term time deposits. The Company experienced additional downward pressure on net interest income as the impact of the declining rate environment continued throughout 2002 and 2003.

      The Company has made efforts throughout this period to minimize the decline of its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence in its asset and interest rate risk profiles. The initial stages of this program resulted in a systematic reduction of the average life of the securities portfolio throughout 2002 by investing maturing funds and deposit growth into shorter term securities and the prepayment of $21 million of the Company’s long term borrowings. In addition, during the first half of 2003, the Company sold the remainder of its rapidly prepaying fixed rate mortgage backed securities portfolio and callable U.S. agency securities which management believed would be called within the ensuing twelve months. Proceeds from these sales, which included the recognition of pretax gains of $5.4 million, were reinvested primarily in variable rate mortgage backed securities and collateralized mortgage obligations (“CMO’s”). As rates began to stabilize after the second quarter of 2003, The Company redeployed the maturing short term securities into fixed rate mortgage backed securities and U.S. agency securities with expected average lives of less than four years. The result of these efforts, together with continued growth in the core businesses of loans and deposits, enabled the Company to maintain and grow net interest income in 2002, and to minimize the decline in net interest income in 2003. The downward pressure on net interest income had begun to slow by the end of 2003. The Company believes that the aforementioned asset liability management efforts have effectively repositioned it’s portfolios from both asset and interest rate risk perspectives. The Company will, however, continue to experience challenges in growing net interest income if interest rates continue at these current low levels.

      Net interest income, on a tax equivalent basis, of $65.5 million for 2003 reflects a $0.5 million or 0.7 percent decrease from the $65.9 million for 2002, which reflects a $4.7 million or 7.5 percent increase over the $61.3 million for 2001. Net interest income, on a tax equivalent basis, for 2003, compared to 2002, decreased slightly as a result of an overall lower net interest margin of 4.37 percent in 2003 from 4.82 percent in 2002 partially offset by an increase of $77.9 million or 17.6 percent in the excess of average interest earning assets over average interest bearing liabilities to $520.2 million in 2003 from $442.3 million in 2002. Net interest income, on a tax equivalent basis, for 2002, compared to 2001 increased primarily as a result of an increase of $94.6 million or 27.2 percent in the excess of interest earning assets over interest bearing liabilities to $442.3 million in 2002 from $347.7 million in 2001 partially offset by a decrease in the net interest margin to 4.82 percent in 2002 from 4.89 percent in 2001. The 2002 decrease in net interest margin, compared to 2001, resulted from a $2.6 million interest penalty from prepayment of $21 million of the Company’s long term borrowings incurred as part of ongoing asset liability management.

      Interest income is determined by the volume of and related rates earned on interest earning assets. Lower interest rates and a volume decrease in Federal funds sold partially offset by volume increases in loans and securities available for sale resulted in lower interest income in 2003, compared to 2002. Sharply lower interest rates and a slight decrease in securities available for sale partially offset by volume increases in loans and Federal funds sold resulted in lower interest income in 2002, compared to 2001. Average interest earning assets in 2003 increased $128.9 million or 9.4 percent to $1,498.4 million from $1,369.5 million in 2002, which increased $117.1 million or 9.3 percent from $1,252.4 million in 2001. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

      Securities are the largest component of interest earning assets. Average total securities, excluding net unrealized gains, increased $115.0 million or 17.3 percent to $781.5 million in 2003 from $666.5 million in 2002, which decreased slightly by $1.4 million or 0.2 percent from $667.9 million in 2001. Total securities, excluding net unrealized gains, increased $134.7 million or 18.7 percent to $856.7 million at December 31, 2003 from $721.9 million at December 31, 2002, which increased $107.5 million or 17.5 percent from $614.4 million at December 31, 2001. The increase in average total securities in 2003 compared to 2002 reflects volume increases in short term U.S. Treasury securities, mortgage backed securities including CMOs, obligations of states and political subdivisions, and other securities, partially offset by a volume decrease in U.S. agency securities. The increase in average short term U.S. Treasury securities reflects managements caution in redeploying maturing funds during the continued decline in interest rates in the first half of 2003. Increases in average mortgage backed securities, obligations of state and political subdivisions and other investments reflect investment of deposit growth and the redeployment of maturing funds from callable

U.S. agency securities. During 2003, the majority of short term U.S. Treasury securities had been redeployed primarily into mortgage backed securities, and the fixed rate mortgage backed securities held at the beginning of the year had been sold and redeployed into shorter average life and lower yielding mortgage backed securities. The Federal Home Loan Bank of New York (“FHLB”) suspended its quarterly dividend to shareholders in the fourth quarter of 2003. The FHLB prior quarterly dividend paid to the Company was approximately $120,000. The Company has been informed that quarterly dividends will be reinstated beginning in the first quarter of 2004 at, initially, a substantially reduced rate. As a result of the aforementioned factors, tax equivalent basis interest income from securities decreased in 2003, compared to 2002, due to lower average rates partially offset by higher volume. The slight decrease in average total securities in 2002 compared to 2001 reflects volume decreases in U.S. agency securities essentially offset by volume increases in mortgage backed securities including CMOs, short term U.S. Treasury securities and obligations of states and political subdivisions. During 2002, the Company experienced continued acceleration of paydowns and calls of U.S. agency and mortgage backed securities due to the persistence of the declining interest rate environment throughout the year. The majority of the funds from repayments and calls were reinvested into shorter duration mortgage backed securities and CMOs, Federal funds, and, in the fourth quarter of 2002, short term U.S. Treasury securities. This reflected the Company’s strategy to shorten the average life of the total portfolio in light of declining interest rates. Therefore, tax equivalent basis income on securities decreased in 2002, compared to 2001, primarily due to lower interest rates.

      Average net loans increased $43.7 million or 7.1 percent to $662.8 million in 2003 from $619.1 million in 2002, which increased $58.5 million or 10.4 percent from $560.6 million in 2001. Net loans increased $64.7 million or 10.1 percent to $707.1 million at December 31, 2003 from $642.4 million at December 31, 2002, which increased $42.0 million or 7.0 percent from $600.4 million at December 31, 2001. The increases in average net loans in 2003 and 2002 were primarily due to the Company’s emphasis on making new loans through more effective market penetration in its primary market. Interest rates were considerably lower in 2003 than in 2002 and in 2002 than in 2001. As a result, interest income in 2003 was slightly lower than in 2002 due to lower interest rates partially offset by higher volume, and interest income in 2002 was slightly higher than in 2001 due to higher volume partially offset by lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $7.5 million or 32.8 percent to $15.4 million in 2003 from $23.0 million in 2002, which decreased $9.5 million or 29.3 percent from $32.5 million in 2001. Average balances of interest bearing liabilities increased $51.0 million or 5.5 percent to $978.2 million in 2003 from $927.2 million in 2002, which increased $22.5 million or 2.5 percent from $904.7 million in 2001. The increase in average interest bearing liabilities in 2003, compared to 2002, was due to increases in interest bearing demand deposits and short term borrowings partially offset by decreases in time deposits and other borrowings. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of new branches. Overall increases in funding in 2003 were invested in loans and securities. The decrease in average time deposits in 2003, compared to 2002, resulted primarily from a decrease in short term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. The decrease in average other borrowings in 2003, compared to 2002, resulted from the prepayment in December 2002 of $21 million of higher cost borrowings conducted as part of the Company’s ongoing asset liability management efforts. A prepayment penalty of $2.6 million was incurred as a result of the transaction which is included in 2002 interest expense on other borrowings. This increased the 2002 average cost of other borrowings to 6.1%. Excluding this transaction, the 2002 average cost of other borrowings would have been 4.9%. The increase in average interest bearing liabilities in 2002, compared to 2001, was due to increases in interest bearing demand deposits and other borrowings, partially offset by decreases in time deposits and short term borrowings. The increase in interest bearing demand deposits in 2002, compared to 2001, resulted from growth in existing customers, new customers and continuing growth resulting from the opening of new branches. The increase in other borrowings in 2002, compared to 2001, reflects the Company’s efforts to effectively leverage its balance sheet. The decrease in time deposits in 2002, compared to 2001 resulted from decreases in brokered certificates of deposit and short term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. Overall increases in funding in 2002 were invested in loans, securities and short term investments. Interest rates were lower in 2003 than in 2002 and lower in 2002 than in 2001. Therefore, interest expense on average interest bearing liabilities was lower in both 2003 compared to 2002 and 2002 compared to 2001 as a result of lower interest rates partially offset by higher volume.

      Average non interest bearing demand deposits increased $71.3 million or 18.8 percent to $451.3 million in 2003 from $380.0 million in 2002, which increased $82.8 million or 27.9 percent from $297.2 million in 2001. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

      The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2003 is as follows:

	2003	2002	2001

Average interest rate on:
Total average interest earning assets	5.40%	6.49%	7.49%
Total average interest bearing liabilities	1.58	2.48	3.59
Total interest rate spread	3.82	4.01	3.90

      In 2003 the interest rate spread decreased as the declining interest environment reduced the yield on interest earning assets at a faster rate than the cost of interest bearing liabilities. In 2002, the interest rate spread increased as the declining interest rate environment reduced the average cost of interest bearing liabilities at a faster rate than it reduced the yield on interest earning assets. Increases in loans and non interest bearing demand deposits helped to minimize the decrease in the interest rate spread in 2003 and contributed to the increase interest rate spread in 2002. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Non Interest Income

      The Company recorded non interest income of $8.7 million, $3.4 million and $2.4 million in 2003, 2002 and 2001, respectively. Non interest income includes service charge income, gains and losses on securities transactions and other income.

      Service charges increased $0.1 million or 6.3 percent to $1.7 million in 2003 from $1.6 million in 2002, which increased $0.4 million or 34.2 percent from $1.2 million in 2001. The increases reflect higher levels of accounts and fees charged.

      Sales of investment securities resulted in net gains of $5.4 million and $54,000 in 2003 and 2002, respectively, and net losses of $0.2 million in 2001. Sales are generally conducted as part of the Company’s overall asset/liability management efforts designed to restructure the portfolio, manage cash flow and enhance portfolio yield, and efforts to manage the Company’s overall interest rate risk in response to changes in interest rates or changes in the composition of the balance sheet.

      Other income decreased $0.2 million or 11.8 percent to $1.5 million in 2003 from $1.7 million in 2002, which increased $0.3 million or 23.2 percent from $1.4 million in 2001. Other income includes a gain on sale of other real estate owned of $0.9 million in 2003, increases in the fair value of interest rate floor contracts of $25,000, $1.1 million and $0.8 million in 2003, 2002 and 2001, respectively, and miscellaneous income of $0.7 million, $0.6 million and $0.5 million in 2003, 2002 and 2001, respectively.

Non Interest Expense

      Non interest expense rose to $33.3 million for 2003, or a 9.2 percent increase over the $30.5 million for 2002, compared to a 13.0 percent increase in 2002 over the $27.0 million in 2001. These increases reflect the overall growth of the Company. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on security transactions) was 48.5 percent in 2003, compared to 44.0 percent in 2002 and 42.3 percent in 2001.

      Salaries and employee benefits, the largest component of non interest expense, rose 11.0 percent in 2003 to $19.0 million, compared to a 12.2 percent increase in 2002 to $17.1 million from $15.3 million for 2001. The Company opened one new branch and two loan production offices in 2003 and three new branches in 2002, resulting in increased staff. The increases in both 2003 and 2002 also reflected the cost of additional personnel necessary for the Bank to accommodate the growth in both deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases. The 2002 increase included the effects of the Company’s election to expense employee stock options in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” Increases in salaries and employee benefits in both 2003 and 2002 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as higher costs associated with related payroll taxes.

	2003	2002	2001
Employees at December 31,
Full Time Employees	263	253	220
Part Time Employees	31	35	53

	(000’s except percentages)
Salaries and Employee Benefits
Salaries	$13,665	$12,448	$10,891
Payroll Taxes	1,103	993	861
Medical Plans	1,048	802	705
Incentive Compensation Plans	1,497	1,415	1,209
Deferred Compensation Plans	85	74	67
Employee Retirement Plans	1,167	1,059	1,050
Other	441	327	479

Total	$19,006	$17,118	$15,262

Percentage of total non interest expense	57.0%	56.1%	56.5%

      Occupancy expense increased 15.1 percent to $2.9 million in 2003 from $2.5 million in 2002 which was a 8.4 percent increase from $2.3 million in 2001. The increases in both 2003 and 2002 was due to the opening of new branch offices as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the company’s facilities.

      Professional services increased 10.9 percent to $3.3 million in 2003 from $2.9 million in 2002, which was a 32.7 percent increase from $2.2 million for 2001. The increases in both 2003 and 2002 were due to higher audit costs, higher legal costs and professionals engaged to assist in the expansion of the Company’s management information services.

      Equipment expense decreased 9.1 percent to $1.8 million in 2003 from $1.9 million in 2002, which was unchanged from $1.9 million in 2001. The decrease in 2003 reflected a reduction in equipment rental expense. The increase in 2002 reflected additional equipment necessary to support the three new branch facilities which opened in 2002.

      Business development expense decreased 4.6 percent to $1.4 million in 2003 from $1.5 million in 2002, which was a 33.2 percent increase over $1.1 million in 2001. The increases reflected costs associated with increased general promotion of products and services, expanded business development efforts and promotion of three new branch offices which opened in 2002.

      FDIC assessment increased to $177,000 for 2003 compared to $164,000 for 2002 and $166,000 for 2001. The increase in 2003 and 2002 primarily resulted from increases in the Bank’s deposits subject to FDIC assessment as well as a general increase in the overall assessment rate.

      Other operating expenses, as reflected in the following table, increased 10.6 percent in 2003 and increased 7.1 percent in 2002.

	2003	2002	2001

	(000’s except percentages)
Other Operating Expenses
Other insurance	$(55)	$(128)	$(104)
Stationery and printing	541	605	477
Communications expense	911	850	765
Courier expense	617	520	452
Other loan expense	267	194	248
Outside services	1,053	864	779
Dues, meetings and seminars	461	353	308
Other	1,042	1,115	1,158

Total	$4,837	$4,373	$4,083

Percentages of total non interest expense	14.5%	14.3%	15.1%

      The 2003 increases reflect higher outside services fees, higher customer service related expenses including communications and courier expenses, higher loan expenses relating to loan collection, an increase in dues and seminar expense due to expanded participation in such events and increase in the estimates in net costs of certain life insurance programs, all related to the opening of one new branch and two loan production offices, growth in customers and growth in business activities. The 2003 decreases reflect lower stationery and printing expense and slightly lower other expense.

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

Income Taxes

      Income taxes of $11.8 million, $9.2 million and $9.5 million were recorded in 2003, 2002 and 2001, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.5 percent plus a 17 percent surcharge, and a New York City tax rate of 9 percent. The Company’s overall effective tax rate was 32.7 percent, 29.8 percent and 33.5 percent in 2003, 2002 and 2001, respectively. The increase in the overall effective tax rate for 2003, compared to 2002, resulted from increases in income subject to Federal, New York State, and New York City taxes partially offset by a reduction in the New York State Corporate tax rate from 8 percent to 7.5 percent. The decrease in the overall effective tax rate for 2002, compared to 2001 resulted from an increase in tax exempt interest income as a percentage of total interest income and a decrease in the New York State Corporate tax rate from 8.5 percent to 8 percent.

      In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The New York State Department of Taxation and Finance has completed an audit of the Company’s New York State Corporation Tax returns for the years 1996 through 1998, and has assessed additional tax, interest and penalties of approximately $1.5 million. The Company is contesting this assessment. The Company does not believe the resolution of this matter will have a significant impact on it’s financial position. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2003 and 2002

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

      The securities portfolio consists of securities available for sale totaling $861.4 million, $743.9 million and $624.2 million and Federal Home Loan Bank of New York (“FHLB”) stock totaling $11.2 million, $10.5 million and $10.5 million at December 31, 2003, 2002 and 2001, respectively.

      In accordance with SFAS No. 115, the Bank’s investment policies include a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held-to-maturity and carried at amortized cost. Securities held for indefinite periods of time and not intended to be held-to-maturity include the securities management intends to use as part of its asset/liability strategy and liquidity management and the securities that may be sold in response to changes in interest rates, resultant prepayment risks, liquidity demands and other factors. Such securities are classified as available for sale and are carried at fair value. All securities have been classified as available for sale at December 31, 2003, 2002 and 2001.

      Securities represent 52.2 percent, 48.7 percent and 53.3 percent of average interest earning assets in 2003, 2002 and 2001, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company’s ability to take advantage of leveraging opportunities.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale at December 31:

2003 (000’s)

	Amortized			Estimated
Classified as Available for Sale	Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. Treasury and government agencies	$187,388	$420	$742	$187,066
Mortgage-backed securities	437,200	1,935	4,983	434,152
Obligations of states and political subdivisions	183,057	8,188	544	190,701
Other debt securities	28,030	365	379	28,016

Total debt securities	835,675	10,908	6,648	839,935
Mutual funds and other equity securities	20,976	581	82	21,475

Total	$856,651	$11,489	$6,730	$861,410

2002 (000’s)

	Amortized			Estimated
Classified as Available for Sale	Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. Treasury and government agencies	$223,005	$1,671	$2	$224,674
Mortgage-backed securities	323,898	10,309	208	333,999
Obligations of states and political subdivisions	167,346	9,469	4	176,811
Other debt securities	6,714	288	—	7,002

Total debt securities	720,963	21,737	214	742,486
Equity securities	970	428	—	1,398

Total	$721,933	$22,165	$214	$743,884

2001 (000’s)

	Amortized			Estimated
Classified as Available for Sale	Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. Treasury and government agencies	$105,838	$1,344	$399	$106,783
Mortgage-backed securities	348,116	5,052	398	352,770
Obligations of states and political subdivisions	155,742	4,275	484	159,533
Other debt securities	3,817	25	40	3,802

Total debt securities	613,513	10,696	1,321	622,888
Equity securities	872	449	—	1,321

Total	$614,385	$11,145	$1,321	$624,209

      The following table presents the amortized cost of securities available for sale at December 31, 2003, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After 1 but within		After 5 but within
	Within 1 Year		5 Years		10 Years		After 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(000’s except percentages)
U.S. Treasury and government agencies	$65,684	4.15%	$118,614	3.12%	$3,090	5.06%	—	—	$187,388	3.51%
Mortgage-backed securities	86,799	3.74	243,704	3.75	96,027	3.90	$10,670	3.93%	437,200	3.79
Obligations of states and political subdivisions	23,211	7.32	75,058	7.37	83,550	6.72	1,238	5.90	183,057	7.06
Other debt securities	9,623	2.97	17,550	4.25	345	7.46	512	7.42	28,030	3.91

Total	$185,317	4.29%	$454,926	4.20%	$183,012	5.22%	$12,420	4.27%	$835,675	4.45%

Estimated fair value	$185,562		$456,148		$185,827		$12,398		$839,935

      Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The total balances held of such securities was $187.1 million, $224.7 million and $106.8 million at December 31, 2003, 2002 and 2001, respectively. The December 31, 2003 balance decreased $37.6 million resulting from $1,108.8 million in purchases, offset by $1,131.9 million of maturities and calls, $13.2 million of sales and other decreases of $1.3 million. The December 31, 2002 balance increased $117.9 million resulting from $646.6 million in purchases, and other increases of $2.0 million, offset by $530.7 million of maturities and calls. In 2003, purchases and maturities included $964.0 million and $1,105.0 million, respectively, of short-term U.S. Treasury and government agency obligations with remaining maturities of less than 60 days at the time of purchase. By the end of 2003, the Company had redeployed the majority of its short term U.S. Treasury investments into longer term securities as interest rates began to stabilize and more attractive medium term yields were available. In 2002, purchases and maturities included $574.2 million and $424.4 million, respectively, of short-term U.S. Treasury and government agency obligations with remaining maturities of less than 60 days at the time of purchase. The Company had increased the amount of short-term investments as part of it’s ongoing asset/liability management during the current low interest rate environment.

      The Company invests in mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), that are primarily issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC and, to a lesser extent, such securities issued by others. GNMA securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. FNMA and FHLMC guarantee the payment of interest at the applicable certificate rate and the full collection of the mortgages backing the securities; however, such securities are not backed by the full faith and credit of the U.S. Treasury. At December 31, 2003 and 2002, the Company held $3.3 and $12.8 million of mortgage-backed securities issued by private issuers who have “AAA” ratings issued by Standard and Poors, a nationally recognized credit rating organization.

      Mortgage-backed securities, including CMO’s, increased $100.2 million to $434.2 million and decreased $18.8 million to $334.0 million at December 31, 2003 and 2002, respectively, as compared to $352.8 million at December 31, 2001. The increase in 2003 was due to purchases of $436.6 million offset by principal paydowns of $207.2 million, sales of $111.1 million and other decreases of $18.1 million. The decrease in 2002 was due to principal paydowns of $241.3 million and sales of $0.8 million offset by purchases of $220.4 million and other increases of $2.9 million. The purchases were fixed and variable rate mortgage-backed securities with average lives of less than ten years at the time of purchase. The sales were conducted as a result of asset/liability management efforts to reposition the portfolio during the extended period of low interest rates.

      During 2003, purchases of fixed rate mortgage backed securities of $285.8 million were partially offset by sales of $110.7 million, paydowns of $144.7 million and other changes of $14.0 million. During 2003, purchases of adjustable rate mortgage-backed securities of $150.8 million were partially offset by sales of $0.4 million, paydowns of $62.5 million and other changes of $4.1 million. During 2002, purchases of fixed rate mortgage-backed securities of $170.8 million and other increases of $3.8 million were offset by principal paydowns of $226.3 million. During 2002, purchases of adjustable rate mortgage-backed securities of $49.6 million were partially offset by sales of $0.8 million, principal paydowns of $15.0 million and other reductions of $0.9 million.

      The outstanding balances in obligations of states and political subdivisions at December 31, 2003, 2002 and 2001 were $190.7 million, $176.8 million and $159.5 million, respectively. The December 31, 2003 balance increased $13.9 million resulting from purchases of $34.2 million, partially offset by maturities and redemptions of $18.5 million and other decreases of $1.8 million. The December 31, 2002 balance increased $17.3 million resulting from purchases of $28.0 million and other increases of $5.6 million, partially offset by maturities and redemptions of $16.3 million. The obligations at year end 2003 were comprised of approximately 64 percent for New York State political subdivisions and 36 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

      Other debt securities increased $21.0 million to $28.0 million and increased $3.2 million to $7.0 million at December 31, 2003 and 2002, respectively. The increase in 2003 was due to purchases of $21.6 offset by maturities and calls of $0.3 million and other changes of $0.3 million. The increase in 2002 was due to purchases of $3.2 million offset by maturities and calls of $0.4 million and other changes of $0.4 million. The purchases consisted of variable rate trust preferred securities acquired as part of the Company’s redeployment of the proceeds from maturing short term investments.

      Mutual funds and other equities increased $20.1 million to $21.5 million at December 31, 2003 from $1.4 million at December 31, 2002. The increase was due to purchases of $20.0 million and other increases of $0.1 million. The purchases were shares of a mutual fund which invests primarily in variable rate mortgage-backed securities with characteristics consistent with the Company’s investment strategy.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the credit. These non-rated securities outstanding at December 31, 2003 totaled approximately $6.5 million comprised primarily of obligations of municipalities located within the Company’s market area. The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings.

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

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2003.

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

      Construction loans are short-term loans (generally up to 24 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. The majority of these loans are made with variable rates of interest, although some fixed rate financing is provided. The loan amount is generally limited to 65% to 75% of completed value, depending on the type of property. Most non-residential construction loans require pre-approved permanent financing or pre-leasing with the Bank providing the permanent financing. The Bank does not generally fund construction loans for single family subdivisions or condominiums built by investors until the builder has a firm sales contract for the unit to be constructed, although in certain projects, model homes may be financed within the overall site improvement financing. The Bank funds construction of single family homes and commercial real estate, when no contract of sale exists, based upon the experience of the builder, the type and location of the property and other factors. Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions.

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

      During the fourth quarter of 2002, the Bank began offering a home equity line of credit generally subject to minimum and maximum limits of $50,000 and $1,000,000, respectively, for 1-4 family properties which are the borrowers primary or secondary residence. The loan has a term of 30 years and does not convert to an amortizing loan at any point. The loan is subject to a maximum combined loan to value ratio of 80% and has an interest rate equal to the prime rate, as published in the Wall Street Journal, for the entire term of the loan. The Bank pays costs of origination, subject to certain limitations, for loans between $50,000 and $500,000, subject to a minimum 25% utilization of the line during the first two years.

      The Bank also offers a home equity line of credit generally subject to a limit of $1,000,000 with a maximum combined loan to value ratio of 80%. The interest rate is the Bank’s prime rate plus 1% for the term of the loan. The loan has a term of 25 years with the first 10 years structured as a line of credit with payments of interest only, with the loan converting to a fully amortizing term loan for the remaining 15 years. The borrower pays all costs associated with originating this loan. There are no prepayment penalties.

      Commercial and Industrial Loans: The Bank’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to small and medium sized businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured, often with real estate as secondary collateral, but are also offered on an unsecured basis. These loans generally have variable rates of interest. Commercial loans, for the purpose of purchasing equipment and/or inventory, are usually written for terms of 1 to 5 years with, exceptionally, longer terms. In granting this type of loan, the Bank primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. The Bank generally requires a debt service coverage ratio of at least 125%. The Bank is an approved Small Business Administration (SBA) lender and offers a variety of SBA products. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Bank. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Bank’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

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

      During 2003, average net loans increased $43.7 million to $662.8 million, and increased $58.5 million in 2002 to $619.1 million, as compared to $560.6 million in 2001. At December 31, 2003, gross loans increased $65.0 million or 9.9 percent to $720.4 million, compared to $655.4 million at December 31, 2002, which increased $45.5 million, or 7.5 percent compared to $609.9 million at December 31, 2001. This growth in gross loans resulted primarily from:

•	Increases during 2003 and 2002 of $10.2 million and $20.6 million, respectively, in commercial real estate mortgages, due primarily to increased activity and greater market penetration,

•	Increases in construction loans of $4.2 million and $4.2 million, respectively, resulting from a greater emphasis on this product including an expanded offering and focused marketing,

•	Increase in residential real estate mortgages of $14.2 million and decrease of $10.6 million, respectively, primarily as a result of increased activity, offset in 2002 by accelerated prepayment experience due to the low interest rate environment,

•	Increases in commercial and industrial loans of $38.8 million and $38.7 million, respectively, primarily due to increased activity and a greater emphasis on this product with resulting increased market penetration,

•	A decrease of $3.2 million and $10.1 million, respectively, in lease financings resulting from the participation in an automobile leasing program beginning in late 1998 and discontinued in March 2000, and

•	Increases in loans to individuals of $0.8 million and $2.7 million, respectively.

      Major classifications of loans, including loans held for sale, at December 31 are as follows:

	(000’s)

	2003	2002	2001	2000	1999

Real Estate:
Commercial	$241,566	$231,411	$210,840	$181,735	$153,823
Construction	60,892	56,691	52,496	32,869	26,526
Residential	178,518	164,287	174,859	155,449	127,959
Commercial and industrial	218,130	179,288	140,573	110,555	77,276
Individuals	15,256	14,509	11,824	10,677	9,280
Lease financing	6,000	9,224	19,282	20,970	23,543

Total	720,362	655,410	609,874	512,255	418,407
Deferred loan fees	(1,817)	(1,462)	(1,479)	(1,338)	(1,446)
Allowance for loan losses	(11,441)	(11,510)	(8,018)	(4,816)	(4,047)

Loans, net	$707,104	$642,438	$600,377	$506,101	$412,914

      The Company’s primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which have increased significantly during both 2003 and 2002, and which enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the prime rate as published in the Wall Street Journal. At December 31, 2003, the Company had total gross loans with fixed rates of interest of $395.6 million, or 54.9 percent, and total gross loans with variable or floating rates of interest of $324.8 million, or 45.1 percent, as compared to $374.3 million or 57.1 percent of fixed rate loans and $281.1 million or 42.9 percent of variable or floating rate loans at December 31, 2002.

      At December 31, 2003 and 2002, the Company had approximately $197.6 million and $129.4 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

      The following table presents the maturities of loans outstanding at December 31, 2003 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

	(000’s except percentages)

		After 1
	Within 1	But within	After 5
	Year	5 years	Years	Total	Percent

Loans:
Real estate — construction	$49,882	$11,010	—	$60,892	21.8%
Commercial and industrial	82,857	73,460	$61,813	218,130	78.2

Total	132,739	84,470	61,813	279,022	100.0%

Rate Sensitivity:
Fixed or predetermined interest rates	8,465	50,430	43,504	102,399	36.7
Floating or adjustable interest rates	124,274	34,040	18,309	176,623	63.3

Total	$132,739	$84,470	$61,813	$279,022	100.0%

Percent	47.6%	30.3%	22.1%	100.0%

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

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, restructured loans, other real estate owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

	(000’s except percentages)

	2003	2002	2001	2000	1999

Non-accrual loans at year end	$2,913	$4,758	$3,523	$4,584	$3,855
OREO at year end	—	1,831	2,021	2,117	2,193
Restructured loans at year end	—	—	—	—	323

Total nonperforming assets	$2,913	$6,589	$5,544	$6,701	$6,371

Loans past due 90 days or more and still accruing	1,431	1,596	137	469	264
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	188	179	511	763	698
Nonperforming assets to total assets at year end	0.17%	0.43%	0.40%	0.52%	0.56%

      At December 31, 2003, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans decreased in 2003 to $2.9 million from $4.8 million and increased in 2002 to $4.8 million, from $3.5 million in 2001. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

      At December 31, 2003, loans that aggregated approximately $9.3 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future. There were no restructured loans considered to be impaired at December 31, 2003, 2002 and 2001.

      In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $2.9 million, $4.7 million and $2.5 million at December 31, 2003, 2002 and 2001, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At December 31, 2003, the Company had two borrowers with accruing loans totaling $3.2 million and $0.7 million, respectively, which were not deemed to be impaired within the scope of SFAS No. 114, but to which specific reserves were considered appropriate. The $0.7 million loan was subsequently placed on non-accrual status. The total allowance for loan losses specifically allocated to impaired and other identified problem loans was $1.5 million, $1.3 million and $0.8 million at December 31, 2003, 2002 and 2001, respectively. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001 was approximately $5.1 million, $3.5 million and $2.3 million, respectively. No income was recorded on impaired loans during the portion of the year that they were impaired.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision/credit for loan losses for the dates indicated is as follows:

	(000’s)

	December 31,	Change	December 31,	Change	December 31,
	2003	During 2003	2002	During 2002	2001

Components:
Specific	$1,532	250	$1,282	$475	$807
Formula	1,309	(19)	1,328	817	511
Unallocated	8,600	(300)	8,900	2,200	6,700

Total allowance	$11,441		$11,510		$8,018

Net change		(69)		3,492
Net recoveries/(charge-offs)		(506)		(410)

Provision for loan losses		$437		$3,902

	Change	December 31,	Change	December 31,	Change	December 31,
	During 2001	2000	During 2000	1999	During 1999	1998

Components:
Specific	$682	$125	$68	$57	$(21)	$78
Formula	120	391	(476)	867	124	743
Unallocated	2,400	4,300	1,177	3,123	841	2,282

Total allowance		$4,816		$4,047		$3,103

Net change	3,202		769		944
Net recoveries/(charge-offs)	(1,178)		(375)		344

Provision for loan losses	$4,380		$1,144		$600

      The changes in the specific component of the allowance for loan losses are the result of our analysis of impaired loans and other identified problem loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value.

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

2003

•	Economic and business conditions — The general softness in the economy experienced during the first half of 2003 has shown signs of improvement during the second half of the year, as evidenced by reduced unemployment and improvements in productivity and corporate profits. Management believes that this condition has had positive impacts on economic and business activity within the Company’s primary market area, has strengthened the demand for commercial real estate, which is the primary collateral for the Bank’s loans, and has generally improved the ability of borrowers to repay their loans. Consideration of such economic and business conditions is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in commercial and industrial loans increased to 30.3 percent of the portfolio from 27.4 percent at the prior year end, an increase of $38.8 million. These types of loans generally have a higher degree of risk than other types of loans which the Bank makes since repayment of the loans is largely dependent on the borrowers’ ability to successfully operate their businesses. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of changes in concentration is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Non-accrual loans and loans past due 90 days or more and still accruing decreased at December 31, 2003 by $2.0 million or 31.6 percent to $4.4 million from $6.4 million at December 31, 2002. Although improvement occurred in delinquencies and nonperforming loans in the aggregate, certain loans were downgraded as a result of the Company’s regular periodic loan review process. These downgrades resulted from potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impact the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced a no cost home equity product during the fourth quarter of 2002 and began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a decrease in the unallocated component of the allowance of $300,000 reflects our best estimate of probable losses which have been incurred as of December 31, 2003.

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

      A summary of the allowance for loan losses for the years ended December 31, is as follows:

	(000’s except percentages)

	2003	2002	2001	2000	1999

Net loans outstanding at end of year	$707,104	$642,438	$600,377	$506,101	$412,914

Average net loans outstanding during the year	662,800	619,098	560,584	446,843	355,628

Allowance for loan losses:
Balance, beginning of year	$11,510	$8,018	$4,816	$4,047	$3,103
Provision (credit) charged to expense	437	3,902	4,380	1,144	600

	11,947	11,920	9,196	5,191	3,703
Charge-offs and recoveries during the year:
Charge offs:
Real estate:
Commercial	(540)	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	(29)	(11)
Commercial and industrial	(176)	(290)	(1,407)	(378)	(85)
Lease financing and individuals	(1)	(189)	(21)	(21)	(14)
Recoveries:
Real estate:
Commercial	—	—	—	—	381
Construction	—	—	—	—	—
Residential	—	—	6	—	—
Commercial and industrial	197	66	242	49	73
Lease financing and individuals	14	3	2	4	—

Net (charge-offs) recoveries during the year	(506)	(410)	(1,178)	(375)	344

Balance, end of year	$11,441	$11,510	$8,018	$4,816	$4,047

Ratio of net charge-offs to average net loans outstanding during the year	0.08%	0.07%	0.21%	0.08%	—
Ratio of allowance for loan losses to gross loans outstanding at end of the year	1.59%	1.76%	1.31%	0.94%	0.97%

      The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	(000’s except percentages)

	2003			2002			2001

			Percent			Percent			Percent
			of Loans			of Loans			of Loans
			in each			in each			in each
	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts by	by Total	Loan Loss	Amounts by	by Total	Loan Loss	Amounts by	by Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	$167	$241,566	33.53%	$375	$231,411	35.31%	$807	$210,840	34.57%
Construction	79	60,892	8.45	100	56,691	8.65	189	52,496	8.61
Residential	85	178,518	24.78	12	164,287	25.07	41	174,859	28.67
Commercial and industrial	2,498	218,130	30.28	2,116	179,288	27.36	239	140,573	23.05
Lease financing and individuals	12	21,256	2.96	7	23,733	3.61	42	31,106	5.10
Unallocated	8,600	—		8,900	—	—	6,700	—	—

Total	$11,441	$720,362	100.00%	$11,510	$655,410	100.00%	$8,018	$609,874	100.00%

	(000’s except percentages)

	2000			1999

			Percent			Percent
			of Loans			of Loans
			in each		Loan	in each
	Amount of	Loan	Category	Amount of	Amounts	Category
	Loan Loss	Amounts by	by Total	Loan Loss	by	by Total
	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	—	$181,735	35.48%	—	$153,823	36.77%
Construction	$125	32,869	6.42	—	26,526	6.34
Residential	27	155,449	30.35	$167	127,959	30.58
Commercial and industrial	322	110,555	21.58	520	77,276	18.47
Lease financing and individuals	42	31,647	6.17	237	32,823	7.84
Unallocated	4,300	—	—	3,123	—	—

Total	$4,816	$512,255	100.00%	$4,047	$418,407	100.00%

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2003. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 2002, the FDIC, and during 2001, the New York State Banking Department, completed examinations of the Bank. In 1999, the Federal Reserve completed an off-site examination of the Company. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $0.4 million during 2003, compared to $3.9 million during 2002 and $4.4 million during 2001. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

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

      The following table presents a summary of deposits at December 31:

	(000’s)

	2003	2002	2001

Demand deposits	$484,956	$446,370	$342,112
Money market accounts	297,332	272,141	194,306
Savings accounts	68,713	60,398	53,998
Time deposits of $100,000 or more	88,415	92,605	155,650
Time deposits of less than $100,000	70,247	73,078	77,644
Checking with interest	115,237	82,584	64,667

Total	$1,124,900	$1,027,176	$888,377

      At December 31, 2003 and 2002, certificates of deposits and other time deposits of $100,000 or more totaled $88.4 million and $92.6 million, respectively. At December 31, 2003, such deposits classified by time remaining to maturity were as follows:

(000’s)

3 months or less	$64,636
Over 3 through 6 months	12,975
Over 6 through 12 months	10,525
Over 12 months	279

Total	$88,415

      Total deposits at December 31, 2003 increased 9.5 percent to $1,124.9 million, from $1,027.2 million at December 31, 2002, an increase of 15.6 percent from $888.4 million at the end of 2001. Average deposits outstanding increased 14.2 percent in 2003, and 7.5 percent in 2002. Excluding municipal CD’s, which are acquired on a bid basis, total deposits increased 9.6 percent and 24.8 percent, and average deposits increased 16.7 percent and 24.6 percent in 2003 and 2002, respectively.

      Average non interest bearing deposits increased 18.8 percent or $71.3 million for 2003 compared to 2002, and 27.8 percent or $82.8 million in 2002 compared to 2001, due to the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2003 increased 11.1 percent or $63.3 million reflecting increases in checking with interest accounts, money market accounts, and savings accounts partially offset by decreases in time deposits. Average interest bearing deposits in 2002 decreased 3.5 percent or $20.4 million reflecting increases in checking with interest accounts, money market accounts, savings accounts and consumer time deposits offset by decreases in time deposits of $100,000 or more.

      Average money market deposits increased $49.9 million in 2003 and $95.6 million in 2002, due in part to new customer accounts, increased activity and the addition of new branches.

      Average checking with interest deposits increased $22.1 million in 2003 and $15.1 million in 2002 primarily as a result of new customer accounts and increased activity in existing accounts.

      Average time deposits decreased $15.3 million and $135.7 million in 2003 and 2002, respectively. These decreases resulted primarily from decreases in average time deposits of over $100,000, including municipal CD’s, of $16.4 million in 2003 and $135.3 million in 2002. The decreases in average municipal CD’s, which are generally short term and are acquired on a bid basis, were principally the result of reduced emphasis on obtaining this type of deposit, due to significant increases in non-interest bearing and other lower cost deposits and a shift to longer term borrowings as part of the Company’s ongoing management of interest rate risk.

      Average savings deposit balances reflect moderate growth, increasing $6.6 million and $4.6 million in 2003 and 2002, respectively.

      In general, deposit rates decreased in both 2003 and 2002 due to a steadily declining interest rate environment.

      Time deposits of over $100,000, including municipal CD’s, decreased $4.2 million and $63.0 million at December 31, 2003 and 2002, respectively, compared to the prior year end balances. Municipal CD’s are used to expand or maintain lower cost municipal deposits, fund securities purchases and for capital leveraging. These CD’s are primarily short term and are acquired on a bid basis. Non municipal time deposits over $100,000 decreased in 2003 by $3.5 million compared to 2002 and increased $1.5 million in 2002 compared to 2001. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

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

      The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)

	Year ended December 31,

	2003		2002		2001
	Average		Average		Average

	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits — Non interest bearing	$451,282	—	$380,015	—	$297,197	—
Money market accounts	300,566	0.68%	250,634	1.37%	155,058	2.45%
Savings accounts	64,184	0.23	57,629	0.60	52,988	1.15
Time deposits	169,435	1.31	184,723	1.93	320,408	4.18
Checking with interest	98,852	0.26	76,759	0.69	61,697	1.07

Total	$1,084,319	0.43%	$949,760	0.83%	$887,348	2.08%

Borrowings

      Borrowings with original maturities of one year or less totaled $198.3 million and $139.2 million at December 31, 2003 and 2002, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase and borrowings from the FHLB and other correspondent banks. Other borrowings totaled $188.1 million and $188.2 million at December 31, 2003 and 2002, respectively, consisting of borrowings from the FHLB with initial stated maturities of ten years and 1 to 4 year call options.

      Interest expense on all borrowings totaled $10.8 million, $15.1 million and $14.1 million in 2003, 2002 and 2001, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

		(000’s except percentages)

		2003	2002	2001

Average balance:	Short-term	$156,990	$148,555	$154,311
	Other borrowings	188,159	208,886	160,255
Weighted average interest rate (for the year):	Short-term	1.1%	1.6%	3.8%
	Other borrowings	4.8	6.1	5.1
Weighted average interest rate (at year end):	Short-term	1.0%	1.3%	1.8%
	Other borrowings	4.7	4.7	4.8
Maximum month-end outstanding amount:	Short-term	$198,436	$161,757	$164,222
	Other borrowings	188,169	209,191	209,191

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

      In addition, at December 31, 2003, the Bank had available unused lines of credit of $85 million from the FHLB, and $25 million from correspondent banks. Also, the Bank has $110 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

Capital Resources

      Stockholders’ equity increased to $142.4 million or 4.1 percent at December 31, 2003 from $136.8 million at December 31, 2002, which was an increase of 20.7 percent from $113.3 million at December 31, 2001. In each year, stockholders’ equity was increased by net income and the exercise of stock options, partially offset by cash dividends of $9.5 million and $7.7 million in 2003 and 2002, respectively, and repurchases of outstanding shares of stock. Stockholders’ equity also decreased by $10.8 million at December 31, 2003 and increased by $7.8 million at December 31, 2002 as a result of the effect of the net unrealized gains on securities available for sale, net of tax.

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

      The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001 included elsewhere herein.

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

      The risk-based capital ratios at December 31, follow:

	2003	2002	2001

Tier 1 capital:
Company	15.6%	17.0%	15.4%
Bank	15.6	17.0	15.3
Total capital:
Company	16.9%	18.3%	16.5%
Bank	16.9	18.3	16.5

      Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

      The leverage ratios were as follows at December 31:

	2003	2002	2001

Company	8.4%	8.3%	7.9%
Bank	8.4	8.3	7.9

      To be considered “well-capitalized” under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the “well capitalized” category at December 31, 2003. Management plans to conduct the affairs of the Bank so as to maintain a strong capital position in the future.

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

      The Bank’s liquid assets, at December 31, 2003, include cash and due from banks of $42.6 million, Federal funds sold of $6.0 million and $10.0 million of short term U.S. Treasury securities with maturities of less than 30 days. Federal funds sold represents the Bank’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

      Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities available for sale, excluding short term securities discussed in the preceding paragraph, having contractual maturities, expected call dates or average lives of one year or less amounted to $175.3 million at December 31, 2003. This represented 20.7 percent of the amortized cost of that portion of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $132.7 million, or 18.4 percent of loans at December 31, 2003, mature in one year or less. The Bank may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

      The Bank is a member of the FHLB. The Bank has a borrowing capacity of up to $120 million under two lines of credit at December 31, 2003, at various terms secured by FHLB stock owned and to be purchased and certain other assets of the Bank. The Bank had $35.0 million in advances outstanding under these lines from the FHLB at December 31, 2003. The Bank borrowed $162.5 million under securities sold under agreements to repurchase at December 31, 2003, and had securities totaling $141.1 million at December 31, 2003 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, the Bank has agreements with two investment firms to borrow up to $110 million under Retail CD Brokerage Agreements and has agreements with three correspondent banks for purchasing Federal funds up to $30 million. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

      The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank’s obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is also obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at December 31, 2003 follows:

		After 1 Year	After 3 Years
	Within	but Within	but Within	After
	1 Year	3 Years	5 Years	5 Years	Total

Operating lease obligations	$912	$1,533	$1,332	$4,043	$7,820

Credit Commitments
Available lines of credit	$91,424	$22,696	$3,552	$27,927	$145,599
Other loan commitments	52,041	—	—	—	52,041
Letters of credit	2,490	4	—	—	2,494

Total	$145,955	$22,700	$3,552	$27,927	$200,134

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

Quarterly Results of Operations

      Set forth below are certain quarterly results of operations for 2003 and 2002.

	(000’s except per share data)

	2003 Quarters				2002 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$20,596	$18,099	$18,633	$19,192	$19,862	$21,946	$21,891	$21,044
Net interest income	16,906	14,364	14,607	15,199	12,615	16,795	16,613	15,738
Provision for loan losses	43	—	27	367	383	813	1,906	800
Income before income taxes	9,008	7,198	8,387	11,369	4,977	9,419	7,702	8,646
Net income	6,036	4,953	5,580	7,638	3,919	6,393	5,263	6,009
Basic earnings per common share	0.92	0.75	0.86	1.18	0.66	1.09	0.90	1.04
Diluted earnings per common share	0.90	0.73	0.84	1.15	0.63	1.07	0.88	1.01

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2003. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

      The Company has no financial instruments entered into for trading purposes. Federal funds, both purchases and sales, on which rates change daily, and loans and deposits tied to certain indices, such as the prime rate and federal discount rate, are the most market sensitive and have the most stable fair values. The least sensitive instruments include long-term fixed rate loans and securities and fixed rate savings deposits, which have the least stable fair value. On those types falling between these extremes, the management of maturity distributions is as important as the balances maintained. Management of maturity distributions involve the matching of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance (“gap”) between the rate sensitive assets and liabilities can cause major fluctuations in net interest income and in earnings. Establishing patterns of sensitivity which will enhance future growth regardless of frequent shifts in the market conditions is one of the objectives of the Company’s asset/liability management strategy.

      Evaluating the Company’s exposure to changes in interest rates is the responsibility of ALSC and includes assessing both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and asset quality.

      The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2003 shows the Company’s net interest income declining slightly if rates rise or fall.

      The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2003 and 2002. For 2003 and 2002, a 100 basis point downward change in interest rates was substituted for the 200 basis point downward scenario, as management believes that a 200 basis point downward change is not meaningful in light of the current interest rate levels.

	Percentage Change in	Percentage Change in
	Estimated Net Interest	Estimated Net Interest
	Income from	Income from
Gradual Change in Interest Rates	December 31, 2003	December 31, 2002

+200 basis points	(0.2)%	5.5%
-100 basis points	(1.4)%	(3.1)%

      The percentage change in estimated net interest income for the subsequent 12 month measurement period from December 31, 2003 in the +200 basis points and — 100 basis points scenarios of (0.2)% and (1.4)%, respectively, are within the Company’s policy limit of (5.0)%.

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

      The Company also prepares a static gap analysis. The “Static Gap” as of December 31, 2003 and 2002 is presented in the tables below. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market accounts and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

      At December 31, 2003, the “Static Gap” showed a negative cumulative gap of $29.7 million in the one day to one year repricing period, as compared to a positive cumulative gap of $217.8 million at December 31, 2002. The cumulative gap at December 31, 2002 is due principally to mortgage backed and other securities included in the one day to one year repricing categories, and the treatment of deposit accounts and other borrowings, as discussed above. The change in the cumulative static gap between December 31, 2003 and December 31, 2002 reflects the results of the Company’s efforts to reposition its portfolios as a result of the continued decline of interest rates experienced from 2001 through the first half of 2003. During 2003, the Company sold approximately $124.3 million of rapidly prepaying mortgage backed securities and U.S. Agency securities which management believed were likely to be called within 12 months. The proceeds from these sales were redeployed into securities with more predictable cash flows. In addition, during 2003, the Company gradually reinvested the proceeds from $140 million of maturing short term U.S. Treasury securities into higher yielding fixed rate mortgage backed securities with average lives of less than five years as interest rates began to stabilize in the second half of the year. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes.

      The tables below set forth the interest rate sensitivity analysis by repricing date at year end 2003 and 2002.

Interest Rate Sensitivity Analysis By Repricing Date

December 31, 2003

	(000’s except percentages)

		Over One
		Day to	Over Three	Over One		Non-
		Three	Months to	Year to	Over Five	Interest
	One Day	Months	One Year	Five Years	Years	Bearing	Total

Assets:
Loans, net	—	$313,974	$57,030	$257,636	$75,551	$2,913	$707,104
Mortgage-backed securities	—	30,736	91,033	247,387	64,996	—	434,152
Other securities	$10,000	48,846	50,829	211,222	117,518	—	438,415
Other earning assets	6,000	—	—	—	1,383	—	7,383
Other assets	—	—	—	—	—	82,459	82,459

Total assets	16,000	393,556	198,892	716,245	259,448	85,372	1,669,513

Liabilities and stockholders’ equity:
Interest bearing deposits	—	396,352	43,478	15,736	184,378	—	639,944
Other borrowed funds	75,138	100,144	22,998	50,107	138,013	—	386,400
Demand deposits	—	—	—	—	—	484,956	484,956
Other liabilities	—	—	—	—	—	15,853	15,853
Stockholders’ equity	—	—	—	—	—	142,360	142,360

Total liabilities and stockholders’ equity	75,138	496,496	66,476	65,843	322,391	643,169	1,669,513

Net interest rate sensitivity gap	$(59,138)	$(102,940)	$132,416	$650,402	$(62,943)	$(557,797)	—

Cumulative gap	$(59,138)	$(162,078)	$(29,662)	$620,740	$557,797	—	—

Cumulative gap to interest-earning assets	(3.73)%	(10.21)%	(1.87)%	39.11%	35.15%

December 31, 2002

	(000’s except percentages)

		Over One
		Day to	Over Three	Over One		Non-
		Three	Months to	Year to	Over Five	Interest
	One Day	Months	One Year	Five Years	Years	Bearing	Total

Assets:
Loans, net	—	$280,365	$48,283	$229,841	$79,191	$4,758	$642,438
Mortgage-backed securities	—	67,333	112,708	123,394	30,564	—	333,999
Other securities	—	172,481	70,011	89,039	88,813	—	420,344
Other earning assets	$29,393	—	—	—	312	—	29,705
Other assets	—	—	—	—	—	80,397	80,397

Total assets	29,393	520,179	231,002	442,274	198,880	85,155	1,506,883

Liabilities and stockholders’ equity:
Interest bearing deposits	—	373,559	50,935	12,564	143,748	—	580,806
Other borrowed funds	43,409	72,478	22,434	104	188,958	—	327,383
Demand deposits	—	—	—	—	—	446,370	446,370
Other liabilities	—	—	—	—	—	15,517	15,517
Stockholders’ equity	—	—	—	—	—	136,807	136,807

Total liabilities and stockholders’ equity	43,409	446,037	73,369	12,668	332,706	598,694	1,506,883

Net interest rate sensitivity gap	$(14,016)	$74,142	$157,633	$429,606	$(133,826)	$(513,539)	—

Cumulative gap	$(14,016)	$60,126	$217,759	$647,365	$513,539	—	—

Cumulative gap to interest-earning assets	(0.98)%	4.21%	15.27%	45.38%	36.00%

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

  Hudson Valley Holding Corp.

      We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank, (collectively the “Company”), as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

February 9, 2004

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2003, 2002 and 2001
Dollars in thousands, except per share amounts

	2003	2002	2001

Interest Income:
Loans, including fees	$48,098	$48,469	$48,042
Securities:
Taxable	19,707	27,098	33,804
Exempt from Federal income taxes	8,146	7,774	7,273
Federal funds sold	555	1,364	759
Deposits in banks	14	38	—

Total interest income	76,520	84,743	89,878

Interest Expense:
Deposits	4,671	7,885	18,450
Securities sold under repurchase agreements and other short-term borrowings	1,730	2,317	5,855
Other borrowings	9,043	12,780	8,212

Total interest expense	15,444	22,982	32,517

Net Interest Income	61,076	61,761	57,361
Provision for loan losses	437	3,902	4,380

Net interest income after provision for loan losses	60,639	57,859	52,981

Non Interest Income:
Service charges	1,715	1,599	1,192
Realized gain (loss) on sales of securities, net	5,408	54	(180)
Other income	1,534	1,748	1,419

Total non interest income	8,657	3,401	2,431

Non Interest Expense:
Salaries and employee benefits	19,006	17,118	15,262
Occupancy	2,879	2,501	2,307
Professional services	3,254	2,934	2,212
Equipment	1,759	1,936	1,887
Business development	1,422	1,490	1,119
FDIC assessment	177	164	166
Other operating expenses	4,837	4,373	4,083

Total non interest expense	33,334	30,516	27,036

Income Before Income Taxes	35,962	30,744	28,376
Income Taxes	11,755	9,160	9,495

Net Income	$24,207	$21,584	$18,881

Basic Earnings Per Common Share	$3.71	$3.36	$2.99
Diluted Earnings Per Common Share	$3.62	$3.27	$2.91

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2002 and 2001
Dollars in thousands

	2003	2002	2001

Net Income	$24,207	$21,584	$18,881

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on securities available for sale arising during the year	(11,784)	12,182	9,307
Income tax effect	4,417	(4,340)	(3,867)

	(7,367)	7,842	5,440
Reclassification adjustment for net (gain) loss realized on securities available for sale	(5,408)	(54)	180
Income tax effect	1,992	22	(75)

	(3,416)	(32)	105

Unrealized holding (loss) gain on securities, net	(10,783)	7,810	5,545
Minimum pension liability adjustment	(174)	(235)	(17)
Income tax effect	69	98	7

	(105)	(137)	(10)

Other comprehensive (loss) income	(10,888)	7,673	5,535

Comprehensive Income	$13,319	$29,257	$24,416

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
Dollars in thousands, except per share and share amounts

	2003	2002

ASSETS
Cash and due from banks	$42,558	$48,350
Federal funds sold	6,000	29,393
Securities available for sale, at estimated fair value (amortized cost of $856,651 in 2003 and $721,933 in 2002)	861,410	743,884
Federal Home Loan Bank of New York (FHLB) stock	11,157	10,459
Loans (net of allowance for loan losses of $11,441 in 2003 and $11,510 in 2002)	707,104	642,438
Accrued interest and other receivables	10,778	9,043
Premises and equipment, net	14,436	12,629
Other real estate owned	—	1,831
Deferred income taxes, net	5,760	—
Other assets	10,310	8,856

TOTAL ASSETS	$1,669,513	$1,506,883

LIABILITIES
Deposits:
Non interest-bearing	$484,956	$446,370
Interest-bearing	639,944	580,806

Total deposits	1,124,900	1,027,176
Securities sold under repurchase agreements and other short-term borrowings	198,256	139,212
Other borrowings	188,144	188,171
Deferred income taxes, net	—	825
Accrued interest and other liabilities	15,852	14,692

TOTAL LIABILITIES	1,527,152	1,370,076

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common Stock, $0.20 par value; authorized 10,000,000 shares; outstanding 6,586,816 and 5,887,600 shares in 2003 and 2002, respectively	1,519	1,366
Additional paid-in capital	165,562	146,393
Retained earnings	1,304	894
Accumulated other comprehensive income	1,800	12,688
Treasury stock, at cost; 1,009,374 and 940,329 shares in 2003 and 2002, respectively	(27,824)	(24,534)

Total stockholders’ equity	142,361	136,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,669,513	$1,506,883

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-In	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2001	4,702,660	$1,114	$(21,353)	$104,825	$9,279	$(520)	$93,345
Net income					18,881		18,881
Exercise of stock options, net of tax	112,646	23		3,155			3,178
Purchase of treasury stock	(48,677)		(1,819)				(1,819)
Sale of treasury stock	15,225		381	192			573
Stock dividend	478,304	95		16,885	(16,980)		—
Cash dividends					(6,351)		(6,351)
Minimum pension liability adjustment						(10)	(10)
Net unrealized gain on securities available for sale						5,545	5,545

Balance at December 31, 2001	5,260,158	1,232	(22,791)	125,057	4,829	5,015	113,342
Net income					21,584		21,584
Exercise of stock options, net of tax	132,706	27		3,565			3,592
Purchase of treasury stock	(48,672)		(1,949)				(1,949)
Sale of treasury stock	8,001		206	96			302
Stock dividend	535,407	107		17,675	(17,782)		—
Cash dividends					(7,737)		(7,737)
Minimum pension liability adjustment						(137)	(137)
Net unrealized gain on securities available for sale						7,810	7,810

Balance at December 31, 2002	5,887,600	1,366	(24,534)	146,393	894	12,688	136,807
Net income					24,207		24,207
Exercise of stock options, net of tax	168,998	33		4,724			4,757
Purchase of treasury stock	(89,416)		(3,833)				(3,833)
Sale of treasury stock	20,371		543	301			844
Stock dividend	599,263	120		14,144	(14,264)		—
Cash dividends					(9,533)		(9,533)
Minimum pension liability adjustment						(105)	(105)
Net unrealized gain on securities available for sale						(10,783)	(10,783)

Balance at December 31, 2003	6,586,816	$1,519	$(27,824)	$165,562	$1,304	$1,800	$142,361

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001
Dollars in thousands

	2003	2002	2001

Operating Activities:
Net income	$24,207	$21,584	$18,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	437	3,902	4,380
Depreciation and amortization	1,703	1,703	1,841
Realized (gain) loss on security transactions, net	(5,408)	(54)	180
Amortization of premiums on securities, net	4,284	1,340	1,217
Realized gain on sale of OREO	(850)	—	—
Stock option expense and related tax benefits	843	592	321
Deferred taxes (benefit)	(107)	(7,353)	(1,629)
Increase (decrease) in deferred loan fees	355	(17)	141
(Increase) decrease in accrued interest and other receivables	(1,735)	(67)	5,628
Increase in other assets	(1,454)	(695)	(894)
Increase (decrease) in accrued interest and other liabilities	1,160	636	(598)
Other changes, net	(173)	(45)	79

Net cash provided by operating activities	23,262	21,526	29,547

Investing Activities:
Net (increase) decrease in short-term investments	23,393	46,907	(69,000)
Increase in FHLB stock	(698)	—	(998)
Proceeds from maturities of securities available for sale	1,357,857	788,712	311,796
Proceeds from sales of securities available for sale	129,749	775	47,835
Purchases of securities available for sale	(1,621,201)	(898,320)	(320,721)
Decrease in receivable for securities sold	—	—	44,326
Decrease in payable for securities purchased	—	—	(14,913)
Net increase in loans	(65,458)	(45,946)	(98,797)
Proceeds from sale of OREO	2,681	—	—
Net purchases of premises and equipment	(3,510)	(2,203)	(625)

Net cash used in investing activities	(177,187)	(110,075)	(101,097)

Financing Activities:
Proceeds from issuance of common stock	3,914	3,000	2,857
Proceeds from sale of treasury stock	844	302	573
Net increase in deposits	97,724	138,799	8,802
Cash dividends paid	(9,533)	(7,737)	(6,351)
Repayment of other borrowings	(27)	(21,020)	(18)
Proceeds from other borrowings	—	—	121,250
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	59,044	(4,317)	(54,343)
Purchase of treasury stock	(3,833)	(1,949)	(1,819)

Net cash provided by financing activities	148,133	107,078	70,951

Increase (decrease) in Cash and Due from Banks	(5,792)	18,529	(599)
Cash and due from banks, beginning of year	48,350	29,821	30,420

Cash and due from banks, end of year	$42,558	$48,350	$29,821

Supplemental Disclosures:
Interest paid	$16,325	$23,452	$34,021
Income tax payments	11,491	17,332	10,031
Change in unrealized gain (loss) on securities available for sale — net of tax	(10,783)	7,810	5,545

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

      Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), (collectively the “Company”). The Bank offers a broad range of lending and depository products to businesses, individuals and government units through 14 branches and a business center in Westchester County, New York, two branches in Bronx County, New York one branch in Manhattan, New York, a loan production office in Dutchess County, New York and a loan production office in Queens County, New York. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. An estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held to maturity, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. There were no securities held to maturity at December 31, 2003 and 2002. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

      Loans — Loans are reported at their outstanding principal balance, net of charge-offs, and deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the related loan or commitment as an adjustment to yield, or taken directly into income when the related loan is sold or commitment expires.

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There were no interest rate contracts outstanding as of December 31, 2003. The Company had two interest rate floor contracts which expired on June 1, 2003, one with a notional value of $25 million with a 4.5% strike rate and one with a notional value of $25 million and a 4.0% strike rate, which did not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts were accounted for at fair value with the resulting net gains of $25, $1,105 and $832 included in other income during 2003, 2002 and 2001, respectively.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2003 and 2002. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examination.

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

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded in 2001 or 2000 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2003 and 2002 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. Non-employee stock options are expensed as of the date of grant.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,

	2003	2002	2001

Net income, as reported	$24,207	$21,584	$18,881
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	157	204	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(183)	(256)	(222)

Pro forma net income	$24,181	$21,532	$18,659

Earnings per share:
Basic — as reported	$3.71	$3.36	$2.99
Basic — pro forma	3.70	3.35	2.95

Diluted — as reported	$3.62	$3.27	$2.91
Diluted — pro forma	3.62	3.26	2.87

      The fair value (present value of the estimated future benefit to the option holder) of each option grant in 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 4.1%, 3.8% and 3.5%; average expected volatility of 8%, 9%, and 10% and average risk-free interest rates of 2.69%, 4.11% and 4.36% and expected life of 5 years for 2003 and 2002, and 6 years for 2001. All option grants expire within 10 years of the date of grant. The weighted average fair value of options granted during 2003, 2002 and 2001, including the effects of 10% stock dividends declared in 2003, 2002 and 2001, was $1.27, $2.18 and $2.55, respectively.

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

      Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2003	2002	2001

Weighted average common shares:
Basic	6,532,625	6,432,667	6,320,437
Effect of stock options	149,611	176,603	170,276
Diluted	6,682,236	6,609,270	6,490,713

      In December 2003, 2002 and 2001, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Disclosures About Segments of an Enterprise and Related Information — SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the way business enterprises report information about operating segments and establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment, “Community Banking.”

Recent Accounting Pronouncements

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

      Guarantors Accounting and Disclosure Requirement for Guarantees — In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others,” (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition, measurement and disclosure provisions do not encompass commercial letters of credit and other loan commitments because those instruments do not guarantee payment of a money obligation and do not provide for payment in the event of default by the counterparty. The adoption of FIN No. 45 by the Company on January 1, 2003 did not have a significant impact on its financial position or results of operations.

      Consolidation of Variable Interest Entities — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN No. 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. In October 2003, the FASB issued staff position FIN No. 46-6, “Deferral of Effective Date of FIN No. 46, Consolidation of Variable Interest Rate Entities” which deferred the effective date for applying the provisions of FIN No. 46 to periods ending after December 15, 2003. Subsequently, in December 2003, the FASB issued a revision of FIN No. 46. (“FIN No. 46R”), which replaced FIN No. 46, to address certain technical corrections and implementation issues that had arisen. Since the Company currently has no controlling or other interest in a variable interest entity, the adoption of FIN No. 46R on January 1, 2004 did not have any impact on its financial condition or results of operations.

      Amendment of Statement 133 on Derivative Instruments and Hedging Activities — In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The statement clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for derivative instruments designated as hedges after June 30, 2003. The adoption of SFAS No. 149 by the Company on July 1, 2003 did not have any impact on its financial position or results of operations.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or as separate from the liabilities section and the equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 by the Company did not have a significant impact on its financial position or results of operations.

      Employer’s Disclosures about Pensions and Other Postretirement Benefits — In December 2003, the FASB issued SFAS No. 132 (revised 2003) (“SFAS No. 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” that improves financial statement disclosures for defined benefits plans. SFAS No. 132 revised replaces existing disclosure requirements for pensions and other postretirement benefits but does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,”. SFAS No. 132 revised retains the disclosure requirements contained in the original SFAS no. 132, but requires additional disclosures about the plan assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure requirements.

Other — Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

2  Securities

	December 31

	2003				2002

		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$187,388	$420	$742	$187,066	$223,005	$1,671	$2	$224,674
Mortgage-backed securities	437,200	1,935	4,983	434,152	323,898	10,309	208	333,999
Obligations of states and political subdivisions	183,057	8,188	544	190,701	167,346	9,469	4	176,811
Other debt securities	28,030	365	379	28,016	6,714	288	—	7,002

Total debt securities	835,675	10,908	6,648	839,935	720,963	21,737	214	742,486
Mutual funds and other equity securities	20,976	581	82	21,475	970	428	—	1,398

Total	$856,651	$11,489	$6,730	$861,410	$721,933	$22,165	$214	$743,884

      At December 31, 2003, securities having a stated value of approximately $389,277 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

      Gross gains of $5,408 and $54 and gross losses of $180 were recorded as a result of securities available for sale sold or redeemed in 2003, 2002 and 2001 respectively. Applicable income taxes (benefit) relating to such transactions were $1,992, $22 and $(75) in 2003, 2002 and 2001, respectively.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2003:

	Duration of Unrealized Loss

	Less than 12 months		Greater than 12 months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Classified as Available for Sale
U.S. Treasury and government agencies	$102,811	$742	—	—	$102,811	$742
Mortgage-backed securities	345,896	4,983	—	—	345,896	4,983
Obligations of states and political subdivisions	21,393	544	—	—	21,393	544
Other debt securities	21,219	379	—	—	21,219	379

Total debt securities	491,319	6,648	—	—	491,319	6,648
Mutual funds and other equity securities	19,919	80	$13	$2	19,932	82

Total temporarily impaired securities	$511,238	$6,728	$13	$2	$511,251	$6,730

      The Company has the ability and intent to hold its securities to maturity. There have been no downgrades in credit ratings of securities in the Company’s portfolio, and all of the Company’s securities continue to be readily marketable. Based on these and other factors, the Company has concluded that the impairment in the market value of the above securities is primarily the result of changes in interest rates since the securities were acquired and is considered to be temporary in nature. The total number of securities in the Company’s portfolio that were in an unrealized loss position at December 31, 2003 was 200.

      The contractual maturity of all debt securities held at December 31, 2003 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale

	Amortized	Fair
	Cost	Value

Contractual Maturity
Within 1 year	$23,911	$24,061
After 1 but within 5 years	162,417	164,382
After 5 but within 10 years	57,199	60,243
After 10 years	154,948	157,097
Mortgage-backed Securities	437,200	434,152

Total	$835,675	$839,935

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

	2003	2002
	Contract	Contract
	Amount	Amount

Credit commitments	$197,640	$129,442
Guarantees written	$2,494	$5,287

      The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates ranging from 3.50% to 7.75%. Guarantees written generally have terms up to one year.

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

	Residential	Commercial
	Property	Property	Total

2003
Loans	$156,334	$431,504	$587,838
Credit commitments	34,532	76,523	111,055

	$190,866	$508,027	$698,893

2002
Loans	$181,564	$342,360	$523,924
Credit commitments	27,269	76,223	103,492

	$208,833	$418,583	$627,416

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4  Loans

      The loan portfolio is comprised of the following:

	December 31

	2003	2002

Real Estate:
Commercial	$241,566	$231,411
Construction	60,892	56,691
Residential	178,518	164,287
Commercial and industrial	218,130	179,288
Individuals	15,256	14,509
Lease financing	6,000	9,224

Total	720,362	655,410
Deferred loan fees	(1,817)	(1,462)
Allowance for loan losses	(11,441)	(11,510)

Loans, net	$707,104	$642,438

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

      A summary of the activity in the allowance for loan losses follows:

	December 31

	2003	2002	2001

Balance, beginning of year	$11,510	$8,018	$4,816
Add (deduct):
Provision for loan losses	437	3,902	4,380
Recoveries on loans previously charged-off	211	69	250
Charge-offs	(717)	(479)	(1,428)

Balance, end of year	$11,441	$11,510	$8,018

      The recorded investment in impaired loans at December 31, 2003 was $2,913 for which an allowance of $1,010 has been established. The recorded investment in impaired loans at December 31, 2002 was $4,672, for which an allowance of $1,282 had been established. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

      The average investment in impaired loans during 2003, 2002 and 2001 was $5,077, $3,519 and $2,317, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Non-accrual and restructured loans at December 31, 2003, 2002 and 2001 and related interest income are summarized as follows:

	2003		2002		2001

	Non-Accrual	Restructured	Non-Accrual	Restructured	Non-Accrual	Restructured
	Loans	Loans	Loans	Loans	Loans	Loans

Amount	$2,913	—	$4,758	—	$3,523	—
Interest income recorded	—	—	—	—	—	—
Interest income that would have been recorded under the original contract terms	188		179	—	334	—

      Non-accrual loans at December 31, 2003 and 2002 include $2,913 and $4,172, respectively, of loans considered to be impaired under SFAS No. 114.

      Loans made directly or indirectly to employees, directors or principal shareholders were approximately $18,476 and $17,192 at December 31, 2003 and 2002, respectively. During 2003, new loans granted to these individuals and the effects of changes in board member composition totaled $5,962 and payments totaled $4,678.

5  Premises and Equipment

      A summary of premises and equipment follows:

	December 31

	2003	2002

Land	$1,139	$1,139
Buildings	11,122	10,715
Leasehold improvements	3,909	2,485
Furniture, fixtures and equipment	14,609	13,011
Automobiles	489	447

Total	31,268	27,797
Less accumulated depreciation and amortization	(16,832)	15,168

Premises and equipment, net	$14,436	$12,629

6  Borrowings

      Borrowings with original maturities of one year or less totaled $198,256 and $139,212 at December 31, 2003 and 2002, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase of $162,506 and $138,204 and note options on Treasury, tax and loan of $750 and $1,008 at December 31, 2003 and 2002, respectively, and overnight borrowings of $35,000 at December 31, 2003. Other borrowings totaled $188,144 and $188,171 at December 31, 2003 and 2002, respectively, consisting of borrowings from FHLB with initial stated maturities of ten years and 1 to 4 year call options.

      Interest expense on all borrowings totaled $10,773, $15,097 and $14,067 in 2003, 2002 and 2001, respectively. In December 2002, the Company prepaid $21 million of it’s FHLB borrowings resulting in a pretax penalty of $2.6 million. This penalty is included in interest expense on other borrowings in the consolidated statement of income. Excluding the aforementioned prepayment penalty, the weighted average interest rate on other borrowings for 2002 was 4.9%. The following table summarizes the average balances,

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

	2003	2002	2001

Average balance:
Short-term	$156,989	$148,555	$154,311
Other Borrowings	188,159	208,886	160,255
Weighted average interest rate:
Short-term	1.1%	1.6%	3.8%
Other Borrowings	4.8	6.1	5.1
Maximum month-end outstanding amount:
Short-term	$198,436	$161,757	$164,222
Other Borrowings	188,169	209,191	209,191

      As of December 31, 2003 and 2002, these borrowings were collateralized by loans and securities with an estimated fair value of $480,498 and $343,752, respectively.

      In addition, at December 31, 2003, the Bank had available unused lines of credit of $85 million from FHLB, and $30 million from correspondent banks. In addition, the Bank has $110 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

7  Income Taxes

      A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31

	2003		2002		2001

Income tax at statutory rate	$12,587	35.0%	$10,761	35.0%	$9,932	35.0%
State income tax, net of Federal benefit	1,923	5.4	1,038	3.4	1,036	3.7
Tax-exempt interest income	(2,730)	(7.6)	(2,592)	(8.4)	(2,334)	(8.2)
Non-deductible expenses and other	(25)	(0.1)	(47)	(0.2)	861	3.0

Provision for income taxes	$11,755	32.7%	$9,160	29.8%	$9,495	33.5%

      The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31

	2003	2002	2001

Federal:
Current	$9,622	$14,194	$9,113
Deferred	(112)	(6,398)	(1,164)
State:
Current	2,240	2,319	2,011
Deferred	5	(955)	(465)

Total	$11,755	$9,160	$9,495

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2003		December 31, 2002

	Asset	Liability	Asset	Liability

Allowance for loan losses	$4,625		$4,652
Supplemental pension benefit	1,725		1,519
Minimum pension liability	648		579
Deferred compensation	692		702
Securities available for sale		$1,997		$8,406
Interest on non-accrual loans	285		200
SFAS 123 compensation cost	110		87
Depreciation		72		158
Other		256

	$8,085	$2,325	$7,739	$8,564

      In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The New York State Department of Taxation and Finance has completed an audit of the Company’s New York State Corporation Tax returns for the years 1996 through 1998, and has assessed additional tax, interest and penalties of approximately $1.5 million. The Company is contesting this assessment. The Company does not believe the resolution of this matter will have a significant impact on it’s financial position.

8  Stockholders’ Equity and Stock Options

      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

      Management believes, as of December 31, 2003, that both the Company and the Bank meet all capital adequacy requirements to which they are subject.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the capital requirements and capital position at December 31, 2003 and 2002:

					Minimum
					To Be Well
			Minimum For		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision

Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (To Risk Weighted Assets)	$131,497	18.3%	$57,554	8.0%	$71,943	10.0%
Tier 1 Capital (To Risk Weighted Assets)	122,504	17.0	28,777	4.0	43,165	6.0
Tier 1 Capital (To Average Assets)	122,504	8.3	59,318	4.0	74,148	5.0
As of December 31, 2003:
Total Capital (To Risk Weighted Assets)	$149,842	16.9%	71,123	8.0%	88,903	10.0%
Tier 1 Capital (To Risk Weighted Assets)	138,719	15.6	35,561	4.0	53,342	6.0
Tier 1 Capital (To Average Assets)	138,719	8.4	65,967	4.0	82,459	5.0

			Minimum For
			Capital
	Actual		Adequacy Purposes

Consolidated	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (To Risk Weighted Assets)	$131,839	18.3%	$57,630	8.0%
Tier 1 Capital (To Risk Weighted Assets)	122,834	17.0	28,815	4.0
Tier 1 Capital (To Average Assets)	122,834	8.3	59,341	4.0
As of December 31, 2003:
Total Capital (To Risk Weighted Assets)	$150,136	16.9%	71,168	8.0%
Tier 1 Capital (To Risk Weighted Assets)	139,006	15.6	35,584	4.0
Tier 1 Capital (To Average Assets)	139,006	8.4	65,981	4.0

      As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Stock Dividend

      In December 2003 and 2002 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

Stock Options

      The Company has stock option plans that provide for the granting of options to directors, certain officers, and to all eligible employees. Options to purchase 495,839 shares of common stock were outstanding at December 31, 2003 under all plans. The stock options are exercisable at prices that approximate the market value of the Company’s stock at dates of grant. Certain options become exercisable in up to five annual installments, commencing one year from date of grant. Other options become exercisable in their entirety, upon completion of 5 years of service. Options have a maximum duration of 10 years.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option transactions under the Plans were as follows:

	Shares	Weighted
	Underlying	Average Exercise
Outstanding Options	Options	Price Per Share

As of January 1, 2001	458,919	$15.47
Granted	191,761	25.49
Cancelled or expired	(4,727)	23.21
Exercised	(149,260)	19.13

As of December 31, 2001	496,693	18.16
Granted	180,629	29.38
Cancelled or expired	(5,335)	28.43
Exercised	(159,326)	18.83

As of December 31, 2002	512,661	21.80
Granted	174,953	33.20
Cancelled or expired	(5,987)	30.49
Exercised	(185,788)	21.07

As of December 31, 2003	495,839	25.99
Exercisable as of December 31, 2003	428,393	25.25
Available for future grant	604,760

      The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2003:

				Weighted Average

			Number of	Remaining	Exercise
	Exercise Price		Options	Life (yrs)	Price

	$8.76	$21.88	144,241	4.4	$17.61
	21.90	29.88	220,565	7.5	27.18
	29.89	34.16	131,033	9.0	33.21
Total Options Outstanding	$8.76	$34.16	495,839	7.0	$25.99
Exercisable	$8.76	$34.16	428,393	6.8	$25.25
Not Exercisable	$22.22	$34.16	67,446	8.4	$30.71

9  Benefit Plans

      The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations include 5 percent of each participant’s earnings during the year. Pension costs charged to other operating expenses (including pension costs for directors) totaled approximately $1,012, $756 and $785 in 2003, 2002 and 2001, respectively.

      The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Bank matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $85, $74 and $67 in 2003, 2002 and 2001, respectively.

      The Company does not offer its own stock as an investment to participants of the Employees’ Savings Plan. The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s Stock.

      Additional retirement benefits are provided to certain officers and directors pursuant to supplemental plans. Costs for the supplemental pension plans totaled $1,067, $931 and $1,035 in 2003, 2002 and 2001, respectively. The Bank records an additional minimum pension liability to the extent that its accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in other comprehensive income net of related tax benefits. The estimated contribution expected to be paid to these plans in 2004 is $513.

      The following tables set forth the status of the Bank’s plans as of December 31:

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$6,617	$5,709
Service cost	198	180
Interest cost	416	396
Amendments	456	—
Actuarial (gain) loss	413	813
Benefits paid	(563)	(482)

Benefit obligation at end of year	7,537	6,616

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on assets	—	—
Employer contributions	563	482
Benefits paid	(563)	(482)

Fair value of plan assets at end of year	—	—

Funded status	(7,537)	(6,616)
Unrecognized transition obligation	137	227
Unrecognized prior service cost	594	273
Unrecognized net loss	2,437	2,250

Accrued benefit cost	$(4,369)	$(3,866)

Weighted average assumptions:
Discount rate	6.25%	6.25%
Expected return on plan assets	—	—
Rate of compensation increase	5.00%	5.00%
Components of net periodic benefit cost:
Service cost	$198	$180
Interest cost	416	396
Expected return on plan assets	—	—
Amortization of transition obligation	91	91
Amortization of prior service cost	136	44
Amortization of net loss	226	220

Net periodic benefit cost	$1,067	$931

      Set forth below is a summary of the amounts reflected in the Bank’s balance sheets as of December 31:

	2003	2002

Accrued benefit liability	$(6,703)	$(5,795)
Intangible asset	730	500
Accumulated other comprehensive income (pre-tax net reduction in equity)	1,604	1,429

Accrued benefit cost	$(4,369)	$(3,866)

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10  Commitments, Contingent Liabilities and Other Disclosures

      The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year ending December 31,

2004	$912
2005	833
2006	700
2007	796
2008	536
Thereafter	4,043

Total minimum future rentals	$7,820

      Rent expense for premises and equipment was approximately $987, $993 and $833 in 2003, 2002 and 2001, respectively. In the normal course of business, there are various outstanding commitments and contingent liabilities which are not reflected in the consolidated balance sheets. No losses are anticipated as a result of these transactions.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company’s consolidated financial position or results of operations.

Cash Reserve Requirements

      The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $2,209 at December 31, 2003 and $1,559 at December 31, 2002.

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

      General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, primarily the counties of Westchester and Bronx, New York. For the years ended December 31, 2003, 2002 and 2001, there is no customer that accounted for more than 10% of the Company’s revenue.

12  Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2003 and 2002 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

	December 31

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Assets:
Financial assets for which carrying value approximates fair value	$48.6	$48.6	$79.6	$79.6
Securities, FHLB stock and accrued interest	878.4	878.4	758.7	758.7
Loans and accrued interest	721.9	728.4	656.8	660.9
Interest Rate Floor Contracts	—	—	0.7	0.7
Liabilities:
Deposits with no stated maturity and accrued interest	966.5	966.5	862.3	862.3
Time deposits and accrued interest	158.9	158.4	166.0	164.5
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	198.4	198.4	139.3	139.3
Other borrowings and accrued interest	189.1	178.9	189.3	176.0
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13  Condensed Financial Information of Hudson Valley Holding Corp.

(Parent Company Only)

Condensed Balance Sheets

December 31, 2003 and 2002
Dollars in thousands

	2003	2002

Assets
Cash	$2	$249
Investment in subsidiary	141,731	136,224
Equity securities	1,157	998

Total Assets	$142,890	$137,471

Liabilities and Stockholders’ Equity
Other liabilities	$529	$664
Stockholders’ equity	142,361	136,807

Total Liabilities and Stockholders’ Equity	$142,890	$137,471

Condensed Statements of Income

For the years ended December 31, 2003, 2002 and 2001
Dollars in thousands

	2003	2002	2001

Dividends from the Bank	$8,706	$6,406	$5,058
Dividends from equity securities	40	38	56
Other income	—	1	—
Operating expenses	181	200	291

Income before equity in undistributed earnings in the Bank	8,565	6,245	4,823
Equity in undistributed earnings of the Bank	15,642	15,339	14,058

Net Income	$24,207	$21,584	$18,881

Condensed Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001
Dollars in thousands

	2003	2002	2001

Operating Activities:
Net income	$24,207	$21,584	$18,881
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(15,642)	(15,339)	(14,058)
(Decrease) increase in other liabilities	(198)	41	174

Net cash provided by operating activities	8,367	6,286	4,997

Investing Activities:
Proceeds from sales of equity securities	—	3	—
Purchase of equity securities	(6)	(100)	(21)

Net cash used in investing activities	(6)	(97)	(21)

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	4,758	3,302	3,430
Purchase of treasury stock	(3,833)	(1,949)	(1,819)
Cash dividends paid	(9,533)	(7,737)	(6,351)

Net cash used in financing activities	(8,608)	(6,384)	(4,740)

Increase (decrease) in Cash and Due from Banks	(247)	(195)	236
Cash and due from banks, beginning of year	249	444	208

Cash and due from banks, end of year	$2	$249	$444

MANAGEMENT’S REPORT TO THE STOCKHOLDERS

February 9, 2004

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

Internal Control

      Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (“Call Report Instructions”). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

      Management assessed the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions, as of December 31, 2003.

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

      Management assessed Hudson Valley Bank’s compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Hudson Valley Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2003.

James J. Landy President & Chief Executive Officer	Stephen R. Brown Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

Hudson Valley Holding Corp.

      We have examined management’s assertion, included in the accompanying Management’s Report to Stockholders, that Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank (collectively the “Company”) maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 2003 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO report). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assertion based on our examination.

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

      In our opinion, management’s assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 2003, is fairly stated, in all material respects, based on the criteria established in the COSO report.

Deloitte & Touche LLP

Stamford, Connecticut

February 9, 2004

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.     CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2003, there has not been any change that has effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1. Financial Statements

      The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Independent Auditors’ Report

•	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Balance Sheets at December 31, 2003 and 2002

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

(A)2. Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(B) Reports on Form 8-K Filed During the Quarter ended December 31, 2003

      The Registrant filed a current report on Form 8-K on October 29, 2003 in connection with its earnings release for the nine month period ended September 30, 2003 and its declaration of a cash dividend (Items 7 and 12).

      The Registrant filed a current report on Form 8-K on November 26, 2003 in connection with its declaration of a stock dividend and a stock repurchase program (Items 5 and 7).

(C) Exhibits Required by Securities and Exchange Commission Regulation S-K

Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)
3.2	By-Laws of Hudson Valley Holding Corp.(1)
3.3	Specimen of Common Stock Certificate(1)
4.1	Specimen Stock Restriction Agreement Between the Company and a Shareholder Granted Stock Options(1)
4.2	Specimen Stock Restriction Agreement Between the Company and a Shareholder who Acquired Such Shares from a Shareholder Subject to the Agreement(1)
10.1	Hudson Valley Bank Directors’ Retirement Plan*(1)
10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan, effective December 1, 1995*(1)
10.3	Hudson Valley Bank Supplemental Retirement Plan of 1997* (1)
10.4	2002 Stock Option Plan*(2)
10.5	Specimen Non-Statutory Stock Option Agreement*(1)
10.6	Specimen Incentive Stock Option Agreement*(1)
10.7	Consulting Agreement Between the Company and Director John A. Pratt, Jr.*(1)
11	Statements re: Computation of Per Share Earnings(3)
21	Subsidiaries of the Company(3)
23	Consents of Experts and Counsel(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	Certification of Chief Financial Office Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

 *  Management compensation plan

(1)	Incorporated herein by reference in this document to the Registration Statement on Form 10 initially filed on May 1, 2000

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

March 12, 2004

By:	/s/ JAMES J. LANDY

James J. Landy
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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

/s/ WILLIAM J. MULROW

William J. Mulrow
Director

/s/ RONALD F. POE

Ronald F. Poe
Director

/s/ JOHN A. PRATT JR.

John A. Pratt Jr.
Director

/s/ CECILE D. SINGER

Cecile D. Singer
Director

/s/ CRAIG S. THOMPSON

Craig S. Thompson
Director