Form 10-Q
period 2004-03-31
HUDSON VALLEY HOLDING CORP
filed 2004-05-10
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes  ☒  No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 3, 2004

Common stock, par value $0.20 per share	6,613,630

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4 CONTROLS AND PROCEDURES	24

PART II — OTHER INFORMATION
ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES	25
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	25

SIGNATURES	26

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	March 31,

	2004	2003

Interest Income:
Loans, including fees	$12,648	$11,840
Securities:
Taxable	5,912	5,192
Exempt from federal income taxes	2,186	1,989
Federal funds sold	18	167
Deposits in banks	4	4

Total interest income	20,768	19,192

Interest Expense:
Deposits	957	1,329
Securities sold under repurchase agreements and other short-term borrowings	526	435
Other borrowings	2,251	2,229

Total interest expense	3,734	3,993

Net Interest Income	17,034	15,199
Provision for loan losses	259	367

Net interest income after provision for loan losses	16,775	14,832

Non Interest Income:
Service charges	487	421
Realized gain on security transactions, net	—	3,967
Other income	189	184

Total non interest income	676	4,572

Non Interest Expense:
Salaries and employee benefits	5,203	4,388
Occupancy	732	711
Professional services	744	882
Equipment	516	471
Business development	353	385
FDIC assessment	43	47
Other operating expenses	1,257	1,151

Total non interest expense	8,848	8,035

Income Before Income Taxes	8,603	11,369
Income Taxes	2,641	3,731

Net Income	$5,962	$7,638

Basic Earnings Per Common Share	$0.90	$1.18
Diluted Earnings Per Common Share	$0.89	$1.15

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended
	March 31,

	2004	2003

Net Income	$5,962	$7,638
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period	9,302	(2,664)
Income tax effect	(3,559)	846

	5,743	(1,818)

Reclassification adjustment for net gain realized on securities available for sale	—	(3,967)
Income tax effect	—	1,630

	—	(2,337)

Unrealized holding gain (loss) on securities available for sale	5,743	(4,155)

Minimum pension liability adjustment	2	(44)
Income tax effect	(1)	17

	1	(27)

Other comprehensive income (loss)	5,744	(4,182)

Comprehensive Income	$11,706	$3,456

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	March 31,	December 31,
	2004	2003

ASSETS
Cash and due from banks	$41,332	$42,558
Federal funds sold	5,500	6,000
Securities available for sale at estimated fair value (amortized cost of $836,906 in 2004 and $856,651 in 2003)	850,966	861,410
Federal Home Loan Bank of New York (FHLB) Stock	9,957	11,157
Loans (net of allowance for loan losses of $11,675 in 2004 and $11,441 in 2003)	744,006	707,104
Accrued interest and other receivables	10,612	10,778
Premises and equipment, net	14,261	14,436
Deferred income taxes, net	2,398	5,760
Other assets	10,345	10,310

TOTAL ASSETS	$1,689,377	$1,669,513

LIABILITIES
Deposits:
Non interest-bearing	$505,808	$484,956
Interest-bearing	645,219	639,944

Total deposits	1,151,027	1,124,900
Securities sold under repurchase agreements and other short-term borrowings	183,656	198,256
Other borrowings	188,138	188,144
Accrued interest and other liabilities	14,390	15,852

Total Liabilities	1,537,211	1,527,152

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 6,621,221 and 6,586,816 shares in 2004 and 2003, respectively	1,528	1,519
Additional paid-in capital	166,834	165,562
Retained earnings	4,550	1,304
Accumulated other comprehensive income, net	7,544	1,800
Treasury stock, at cost; 1,020,665 and 1,009,374 shares in 2004 and 2003, respectively	(28,290)	(27,824)

Total stockholders’ equity	152,166	142,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,689,377	$1,669,513

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2004 and 2003
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2004	6,586,816	$1,519	$(27,824)	$165,562	$1,304	$1,800	$142,361
Net income					5,962		5,962
Exercise of stock options	45,696	9		1,272			1,281
Purchase of treasury stock	(11,291)		(466)				(466)
Cash dividend					(2,716)		(2,716)
Minimum pension liability adjustment						1	1
Net unrealized gain on securities available for sale						5,743	5,743

Balance at March 31, 2004	6,621,221	$1,528	$(28,290)	$166,834	$4,550	$7,544	$152,166

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2003	5,887,600	$1,366	$(24,534)	$146,393	$894	$12,688	$136,807
Net income					7,638		7,638
Exercise of stock options	12,941	2		479			481
Purchase of treasury stock	(16,597)		(653)				(653)
Sale of treasury stock	1,421		37	21			58
Cash dividend					(2,179)		(2,179)
Minimum pension liability adjustment						(27)	(27)
Net unrealized loss on securities available for sale						(4,155)	(4,155)

Balance at March 31, 2003	5,885,365	$1,368	$(25,150)	$146,893	$6,353	$8,506	$137,970

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Three Months
	Ended March 31,

	2004	2003

Operating Activities:
Net income	$5,962	$7,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	259	367
Depreciation	507	447
Realized gain on security transactions, net		(3,967)
Stock option expense	141	226
Amortization of premiums on securities, net	1,157	492
Deferred tax benefit	(198)	(109)
Increase (decrease) in deferred loan fees, net	342	23
Increase in accrued interest and other receivables	166	364
Increase in other assets	(35)	(261)
Increase (decrease) in accrued interest and other liabilities	(1,462)	2,109
Other changes, net	3	3

Net cash provided by operating activities	6,842	7,332

Investing Activities:
Net (increase) decrease in federal funds sold	500	(39,407)
Decrease in FHLB stock	1,200	1,051
Proceeds from maturities and paydowns of securities available for sale	70,691	422,025
Proceeds from sales of securities available for sale	—	91,408
Purchases of securities available for sale	(52,102)	(520,616)
Net increase in loans	(37,504)	(1,748)
Net purchases of premises and equipment	(332)	(441)

Net cash used in investing activities	(17,547)	(47,728)

Financing Activities:
Proceeds from issuance of common stock	1,140	255
Proceeds from sale of treasury stock	—	58
Net increase in deposits	26,127	27,200
Cash dividends paid	(2,716)	(2,179)
Repayment of other borrowings	(6)	(5)
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	(14,600)	6,093
Purchase of treasury stock	(466)	(653)

Net cash provided by financing activities	9,479	30,769

Increase (decrease) in Cash and Due from Banks	(1,226)	(9,627)
Cash and due from banks, beginning of period	42,558	48,350

Cash and due from banks, end of period	$41,332	$38,723

Supplemental Disclosures:
Interest paid	$3,739	$4,051
Income tax payments	2,725	1,550
Change in unrealized gain (loss) on securities available for sale — net of tax	5,743	(4,155)

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 15 branch offices in Westchester County, New York, 2 in Bronx County, New York and 2 in Manhattan, New York. The Bank opened its second Manhattan branch located at 233 Broadway, New York, New York on April 26, 2004. In addition, the Bank has two loan production offices, one located at 300 Westage Business Center Drive, Fishkill, New York (Dutchess County) and, one located at 97-77 Queens Boulevard, Rego Park, New York. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser but increasing extent, the Bronx and Manhattan.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2004 and the results of its operations and comprehensive income for the three month periods ended March 31, 2004 and 2003, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2004 and 2003. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

      These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2003 and notes thereto.

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company had two interest rate floor contracts which expired on

June 1, 2003, one with a notional value of $25 million and a 4.5% strike rate and one with a notional value of $25 million and a 4.0% strike rate, which did not qualify for hedge accounting under SFAS No. 133. There was no net gain or loss in the contracts in the three month period ended March 31, 2003.

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Non-employee stock options were expensed as of the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2004 and 2003 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. Non-employee stock options are expensed as of the date of grant. The effect on net income and earnings per share for the three month periods ended March 31, 2004 and 2003 if the fair value based method had been applied to all outstanding and unvested awards in each period was not significant.

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,

	2004	2003

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$5,962	$7,638
Denominator:
Denominator for basic earnings per common share — weighted average shares	6,607,898	6,473,059
Effect of dilutive securities:
Stock options	123,933	167,501

Denominator for diluted earnings per common share — adjusted weighted average shares	6,731,831	6,640,560

Basic earnings per common share	$0.90	$1.18
Diluted earnings per common share	$0.89	$1.15

      In December 2003, the Company declared a 10% stock dividend. Share and per share amounts for 2003 have been retroactively restated to reflect the issuance of the additional shares.

4.  Benefit Plans

      In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans ($ in thousands).

	Three Months
	Ended
	March 31,

	2004	2003

Service cost	$56	$50
Interest cost	113	104
Amortization of transition obligation	22	22
Amortization of prior service cost	35	11
Amortization of net loss	59	22

Net periodic pension cost	$285	$209

      The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in it’s annual report on Form 10-K for the year ended December 31, 2003 that it expected to contribute $513 to the unfunded defined benefit plans during 2004. For the three months ended March 31, 2004, the Company contributed $128 to these plans. There has been no change to the estimate of total contributions for 2004 from the amount previously reported.

5.  Recent Accounting Pronouncements

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN No. 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. In October 2003, the FASB issued staff position FIN No. 46-6, “Deferral of Effective Date of FIN No. 46, Consolidation of Variable Interest Rate Entities” which deferred the effective date for applying the provisions of FIN No. 46 to periods ending after December 15, 2003. Subsequently, in December 2003, the FASB issued a revision of FIN No. 46 (“FIN No. 46R”), which replaced FIN No. 46, to address certain technical corrections and implementation issues that had arisen. Since the Company currently has no controlling or other interest in a variable interest entity, the adoption of FIN No. 46R by the Company on January 1. 2004 did not have any impact on its financial position or results of operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2004 and consolidated results of operations for the three month period ended March 31, 2004 and March 31, 2003. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s Annual Report on Form 10K.

Overview of Management’s Discussion and Analysis

      This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results, and, therefore, should be read in conjunction with the entire Quarterly Report on Form 10-Q and the 2003 Annual Report on Form 10-K.

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

      Net income for the three months ended March 31, 2004 was $6.0 million or $0.89 per diluted share, a decrease of $1.6 million or 21.1 percent compared to $7.6 million or $1.15 per diluted share for the three months ended March 31, 2003. The decrease in net income in the current year period compared to the prior year period was primarily due to a $2.3 million of after tax realized gains on sales of securities available for sale during the prior year period, conducted as part of the Company’s ongoing asset/liability management process, which reflected the Company’s efforts to effectively reposition its portfolios during a protracted period of declining interest rates. Excluding the aforementioned realized gains, net income for the three months ended March 31, 2004 increased $0.7 million compared to the prior year period. The Company achieved substantial growth in both of its core businesses, loans and deposits, during the three months ended March 31, 2004, despite seasonal declines in certain demand deposits which were consistent with activity experienced in prior years. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. The declining interest rate environment which began in 2001 and continued through the first half of 2003 stabilized during the remainder of 2003 and into the first quarter of 2004. As rates stabilized, the Company was able to redeploy short-term investments and maturing funds into longer term opportunities. As a result of the redeployment and core growth, tax equivalent basis net interest income increased $1.9 million or 11.7 percent to $18.2 million for the three months ended March 31, 2004, compared to $16.3 million for the same period in the prior year. The effect of adjustment to a tax equivalent basis was $1.2 million and $1.1 million for the three month periods ended March 31, 2004 and March 31, 2003, respectively.

      Non interest expense for the three months ended March 31, 2004 was $8.8 million, an increase of $0.8 million or 10.1 percent compared to $8.0 million for the three months ended March 31, 2003. The increase reflects the Company’s continued investment in its branch network, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers.

      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at March 31, 2004 reflects minimal near term interest rate risk with the Company’s net interest income declining slightly if rates rise or fall.

      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity is sufficient for its current business needs.

      The Company and the Bank are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. Both the Company and the Bank exceeded all current regulatory capital requirements and were in the “well-capitalized” category at March 31, 2004. Management plans to conduct the affairs of the Company and the Bank so as to maintain a strong capital position in the future.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2004. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

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

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held for investment, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held for investment are stated at amortized cost (specific identification). There were no securities held for investment at March 31, 2004 and December 31, 2003. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

Results of Operations for the Three Month Period Ended March 31, 2004 and March 31, 2003

  Summary of Results

      The Company reported net income of $6.0 million for the three month period ended March 31, 2004. This compares to $7.6 million for the three months ended March 31, 2003. The decrease in net income in the current year period compared to the prior year period was primarily due to the fact that net income in the prior year period included approximately $2.3 million of after tax realized gains on sales of approximately $91.0 million of securities available for sale, conducted as part of the Company’s ongoing asset/liability management process, which reflected the Company’s efforts to effectively reposition its portfolios during a protracted period of declining interest rates. Excluding the aforementioned realized gains, net income for the three months ended March 31, 2004 increased $0.7 million compared to the prior year period. This increase resulted from higher net interest income, higher non interest income and a lower provision for loan losses, partially offset by higher non interest expenses and higher income taxes.

      Diluted earnings per share were $0.89 for the three month period ended March 31, 2004, a decrease of $0.26 or 22.6 percent from the $1.15 recorded in the three month period ended March 31, 2003. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 17.0 percent and 1.4 percent, respectively, for the three month period ended March 31, 2004, compared to 24.3 percent and 2.1 percent, respectively, in the prior year period. Excluding realized gains on sales of securities available for sale, diluted earnings per share, annualized return on average equity and annualized return on average assets were $0.80, 17.1 percent and 1.4 percent, respectively for the three months ended March 31, 2003.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2004 and March 31, 2003, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2004 and 2003.

	Three Months Ended March 31,

	2004			2003

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$4,071	$4	0.39%	$2,243	$4	0.71%
Federal funds sold	7,475	18	0.96	57,703	167	1.16
Securities:(1)
Taxable	664,626	5,912	3.56	543,295	5,192	3.82
Exempt from federal income taxes	187,774	3,363	7.16	166,890	3,060	7.33
Loans, net(2)	725,034	12,648	6.98	644,411	11,840	7.35

Total interest earning assets	1,588,980	21,945	5.52	1,414,542	20,263	5.73

Non interest earning assets:
Cash and due from banks	38,662			38,799
Other assets	38,699			32,243

Total non interest earning assets	77,361			71,042

Total assets	$1,666,341			$1,485,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$306,793	$417	0.54%	$275,990	$580	0.84%
Savings	68,561	31	0.18	62,388	61	0.39
Time	162,535	454	1.12	170,586	621	1.46
Checking with interest	103,911	55	0.21	83,883	67	0.32
Securities sold under repurchase agreements and other short-term borrowings	207,904	526	1.01	145,101	435	1.20
Other borrowings	188,140	2,251	4.79	188,169	2,229	4.74

Total interest bearing liabilities	1,037,844	3,734	1.44	926,117	3,993	1.72

Non interest bearing liabilities:
Demand deposits	474,318			424,677
Other liabilities	12,702			9,314

Total non interest bearing liabilities	487,020			433,991

Stockholders’ equity(1)	141,477			125,476

Total liabilities and stockholders’ equity(1)	$1,666,341			$1,485,584

Net interest earnings		$18,211			$16,270

Net yield on interest earning assets			4.58%			4.60%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $1,177 and $1,071 for the three month periods ended March 31, 2004 and March 31, 2003, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month period ended March 31, 2004 and March 31, 2003.

	(000’s)

	Three Month Period Increase
	(Decrease) Due to Change in

	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$3	$(3)	$—
Federal funds sold	(145)	(4)	(149)
Securities:
Taxable	1,159	(439)	720
Exempt from federal income taxes(2)	383	(80)	303
Loans, net	1,481	(673)	808

Total interest income	2,881	(1,199)	1,682
Interest expense:
Deposits:
Money market	65	(228)	(163)
Savings	6	(36)	(30)
Time	(29)	(138)	(167)
Checking with interest	16	(28)	(12)
Securities sold under repurchase agreements and other short-term borrowings	188	(97)	91
Other borrowings	—	22	22

Total interest expense	246	(505)	(259)

Increase in interest differential	$2,635	$(694)	$1,941

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2004 and 2003.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three month period ended March 31, 2004, net interest income, on a tax equivalent basis, increased $1.9 million or 11.9 percent to $18.2 million compared to $16.3 million in the prior year period. Net interest income was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $62.7 million or 12.8 percent to $551.1 million for the three months ended March 31, 2004 compared to $488.4 million in the prior year period, partially offset by a slight decrease in the tax equivalent basis net interest margin to 4.58% in 2004 from 4.60% in the prior year period.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. For the three month period ended March 31, 2004, interest income, on a tax equivalent basis, increased $1.6 million or 8.3 percent to $21.9 million compared to $20.3 million in the prior year period. Average interest earning assets increased $174.4 million or 12.3 percent to $1,589.0 million for the three months ended March 31, 2004, compared to $1,414.5 million in the prior year period. Volume increases in interest bearing deposits in banks, taxable securities, tax-exempt securities and loans, partially offset by a volume decrease in federal funds sold and lower interest rates, contributed to the higher interest income in the current year period as compared to the same period in the prior year.

      Average total securities, excluding average net unrealized gains on available for sale securities, increased $142.2 million or 20.0 percent to $852.4 million for the three month period ended March 31, 2004, compared to $710.2 million for the same period in the prior year. The increase in average total securities in the current year period as compared to the prior year period resulted from the gradual deployment, throughout the second half of 2003 and into the first quarter of 2004, of available free funds, deposit growth in excess of loan growth and increases in borrowings into fixed rate U.S. Agency bonds, fixed and variable rate mortgage backed securities, and tax exempt securities as interest rates began to stabilize. The increased investment in securities and the redeployment of maturing funds from existing securities were generally conducted at lower average yields due to the low interest rate environment and therefore the average yield on securities was lower for the three months ended March 31, 2004 compared to the prior year period. As a result, tax equivalent basis interest income from securities was higher for the three months ended March 31,2004, compared to the same period in the prior year, due to higher volume, partially offset by lower interest rates.

      Average net loans increased $80.6 million or 12.5 percent to $725.0 million for the three months ended March 31, 2004, compared to $644.4 million for the same period in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans and more effective market penetration. As a result of the current low interest rate environment, new loans were originated at generally lower interest rates and therefore the average yield on loans was lower for the three months ended March 31, 2004, compared to the prior year period. As a result, interest income on loans was higher for the three months ended March 31, 2004, compared to the same period in the prior year, due to higher volume, partially offset by lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.3 million or 6.5 percent to $3.7 million for the three months ended March 31, 2004, compared to $4.0 million for the same period in the prior year. Average interest bearing liabilities increased $111.7 million or 12.1 percent to $1,037.8 million for the three months ended March 31, 2004, compared to $926.1 million for the same period in the prior year. The increase in the average interest bearing liabilities resulted from volume increases in money market deposits, checking with interest, savings deposits and borrowed funds, partially offset by a slight volume decrease in time deposits. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches. The decrease in time deposits resulted primarily from a decrease in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. Interest rates on deposits and short-term borrowings were generally lower during the three months ended March 31, 2004, compared to the prior year period. As a result, interest expense was lower for the three months ended March 31, 2004, compared to the same period in the prior year due to lower interest rates, partially offset by higher volume. Average non interest bearing demand deposits increased $49.6 million or 11.7 percent to $474.3 million for the three months ended March 31, 2004, compared to $424.7 million for the same period in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested in loans and securities.

      The interest rate spread on a tax equivalent basis for the three month period ended March 31, 2004 and 2003 is as follows:

	Three Month
	Period Ended
	March 31,

	2004	2003

Average interest rate on:
Total average interest earning assets	5.52%	5.73%
Total average interest bearing liabilities	1.44	1.72
Total interest rate spread	4.08	4.01

      Interest rate spreads increased slightly in the current year period, compared to the prior year period. The increase reflects the general stabilization of interest rates and the impact of full deployment of available funds into loans and investments. Management cannot predict what impact market conditions will have on its interest rate spread, and future compression in net interest rate spread may occur.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $0.3 million and $0.4 million for the three month period ended March 31, 2004 and 2003. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income, excluding realized gains on sales of securities available for sale, for the three month period ended March 31, 2004 increased 11.7 percent to $676,000 from $605,000, compared to the prior year period.

      There were no gains on sales of securities available for sale for the three month period ended March 31, 2004 compared to $4.0 million for prior year period. See “Net Interest Income” for further discussion.

      Service charges for the three month period ended March 31, 2004 increased 15.7 percent to $487,000 from $421,000 compared to the prior year period. This increase reflects a higher level of fees charged and increased activity.

      Other income for the three month period ended March 31, 2004 was essentially unchanged from the prior year period.

  Non Interest Expense

      Non interest expense for the three month period ended March 31, 2004 increased 10.1 percent to $8.8 million from $8.0 million compared to the prior year period. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, equipment expense and other operating expenses partially offset by decreases in professional services expense, FDIC assessment and business development expense for the three month period ended March 31, 2004, as compared to the prior year period.

      Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2004 increased 18.6 percent to $5.2 million from $4.4 million, compared to the prior year period. This increase resulted from additional staff to accommodate the growth in loans and deposits, the opening of new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

      Occupancy expense for the three month period ended March 31, 2004 increased 2.9 percent to $732,000 from $711,000, compared to prior year period. This increase reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services for the three month period ended March 31, 2004 decreased 15.7 percent to $744,000 from $882,000 compared to prior year period. The decrease was due to a non-recurring expense related to the upgrade of the Bank’s credit file system in the prior period.

      Equipment expense for the three month period ended March 31, 2004 increased 9.6 percent to $516,000 from $471,000 compared to the prior year period. The increase resulted from maintenance costs related to the opening of new locations.

      Business development expense for the three month period ended March 31, 2004 decreased 8.3 percent to $353,000 from $385,000 compared to the prior year period. The decrease was due to increased promotion of bank products and new branches in the prior period.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three month period ended March 31, 2004 decreased 8.5 percent to $43,000 from $47,000 compared to the prior year period. This decrease resulted from decreases in the assessment rate.

      Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2004 compared to March 31, 2003, were due to the following:

•	Increase of $50,000 (33.3%) in stationary and printing costs due to the opening of new offices.

•	Increase of $39,000 (169.6%) in other insurance expense resulting from increases in banker’s professional insurance costs and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance programs.

•	Increase of $15,000 (9.8%) in courier costs. The increase is due to higher customer utilization and higher costs.

•	Increase of $43,000 (16.6%) in outside services costs due to increased data processing costs.

•	Decrease of $53,000 (54.6%) in dues, meetings and seminar expense due to decreased participation in such events.

  Income Taxes

      Income taxes for the three month period ended March 31, 2004 decreased 29.2 percent to $2.6 million from $3.7 million compared to the prior year period. The decrease was primarily due to tax related to the $4.0 million gain on sale of securities available for sale in the first quarter of 2003. The effective tax rate was 30.7 percent for the current year period compared to 32.8 percent in the prior year period. The overall decrease in the effective tax rate is primarily a result of a change in the mix of income subject to Federal and New York State income taxes.

      The New York State Department of Taxation and Finance has recently completed an audit of the Company’s New York State Corporation Tax Returns for the years 1996 through 1998 and has assessed additional tax, interest and penalties of approximately $1.5 million. The Company is contesting this assessment. The Company does not believe the resolution of this matter will have a significant impact on its financial position. Further, the New York State Department of Taxation and Finance has informed the Company that they will begin an audit, later in 2004, of tax years 1999 through 2001.

Financial Condition

Assets

      The Company had total assets of $1,689.4 million at March 31, 2004, an increase of $19.9 million or 1.2 percent from $1,669.5 million at December 31, 2003.

Federal Funds Sold

      Federal funds sold totaled $5.5 million at March 31, 2004, a decrease of $0.5 million or 8.3 percent from $6.0 million at December 31, 2003. The decrease resulted from redeployment of available funds into loans and longer term investments.

Securities Available for Sale and FHLB Stock

      The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $8.3 million at March 31, 2004 comprised primarily of obligations of municipalities located within the Company’s market area.

      Securities available for sale totaled $851.0 million at March 31, 2004, a decrease of $10.4 million or 1.2 percent from $861.4 million at December 31, 2003. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale at March 31, 2004:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$168,621	$2,019	$54	$170,586
Mortgage-backed securities	426,959	4,062	1,580	429,441
Obligations of state and political subdivisions	192,349	9,368	525	201,192
Other debt securities	28,001	463	211	28,253

Total debt securities	815,930	15,912	2,370	829,472
Mutual funds and other equity securities	20,976	599	81	21,494

Total	$836,906	$16,511	$2,451	$850,966

      U.S. Treasury and government agency obligations totaled $170.6 million at March 31, 2004, a decrease of $16.5 million or 8.8 percent from $187.1 million at December 31, 2003. The decrease was due to maturities and calls of $43.6 million, partially offset by purchases of $25.1 million and other increases of $2.0 million. The maturities included $10.0 million of short-term U.S. Treasury bills with maturities of less than 60 days at the time of purchase. These maturing funds were redeployed into higher yielding longer term investments and loans as part of the Company’s ongoing asset/liability management.

      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), totaled $429.4 million at March 31, 2004, a decrease of $4.8 million or 1.1 percent from $434.2 million at December 31, 2003. The decrease was due to principal paydowns of $24.5 million, partially offset by purchases of $15.1 million and other increases of $4.6 million. The purchases consisted of fixed and variable rate mortgage-backed securities with average lives of five years or less at the time of purchase.

      Obligations of state and political subdivisions totaled $201.2 million at March 31, 2004, an increase of $10.5 million or 5.5 percent from $190.7 million at December 31, 2003. The increase was due to purchases of $11.9 million and other increases of $1.2 million, partially offset by maturities and calls of $2.6 million. The obligations at March 31, 2004 were comprised of approximately 65 percent of New York State political subdivisions and 35 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

      Other debt securities, consisting primarily of corporate bonds and trust preferred securities, were essentially unchanged at March 31, 2004, compared to December 31, 2003.

      Mutual funds and other equity securities were also essentially unchanged at March 31, 2004, compared to December 31, 2003.

      The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $10.0 million at March 31, 2004, compared to $11.2 million at December 31, 2003.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2004 or December 31, 2003.

Loans

      Net loans totaled $744.0 million at March 31, 2004, an increase of $36.9 million or 5.2 percent from $707.1 million at December 31, 2003. The increase resulted principally from a $21.5 million increase in commercial and industrial loans, a $16.6 million increase in construction loans, a $10.6 million increase in residential real estate loans and a $2.0 million increase in loans to individuals, partially offset by a $13.3 million decrease in commercial real estate loans.

      Major classifications of loans at March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003

	(000’s)
Real Estate:
Commercial	$228,276	$241,566
Construction	77,532	60,892
Residential	189,165	178,518
Commercial and industrial	239,660	218,130
Individuals	17,256	15,256
Lease financing	5,951	6,000

Total	757,840	720,362
Deferred loan fees, net	(2,159)	(1,817)
Allowance for loan losses	(11,675)	(11,441)

Loans, net	$744,006	$707,104

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003

	(000’s except percentages)
Non-accrual loans at period end	$2,834	$2,913
Loans past due 90 days or more and still accruing	2,498	1,431
Nonperforming assets to total assets at period end	0.17%	0.17%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $85,000 and $188,000 for the three month period ended March 31, 2004 and the year ended December 31, 2003, respectively. There was no interest income on nonperforming assets included in net income for the three month period ended March 31, 2004 and the year ended December 31, 2003.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	March 31,	Change During	December 31,
	2004	Period	2003

	(000’s)
Specific component	$1,434	$(98)	$1,532
Formula component	1,241	(68)	1,309
Unallocated component	9,000	400	8,600

Total allowance	$11,675		$11,441

Net change		234
Net chargeoffs		25

Provision amount		$259

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

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at March 31, 2004.

•	Economic and business conditions — Continuation of the improvements in the overall economy which began during the second half of 2003, as evidenced by reduced unemployment and improvements in productivity and corporate profits, was less certain in the first quarter of 2004. Signs of increased inflation, such as the recent rise in energy costs, significant increases in local real estate taxes and the general expectation of near term rises in interest rates could have negative effects on the demand for real estate, the primary collateral for the Bank’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentrations in commercial and industrial and construction loans increased to 31.6 percent and 10.2 percent of total loans at March 31, 2004 from 30.3 percent and 8.5 percent at December 31, 2003. These loans generally have a higher degree of risk than other types of loans which the Bank makes, since repayment of the loans is generally dependent on the ability of the borrowers to successfully operate their businesses in the case of commercial and industrial loans, and on the borrowers ability to sell or lease completed properties in the case of construction loans. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore consideration of changes in concentrations is a part of the determination the unallocated component of the allowance.

•	Credit quality — Delinquencies and nonperforming loans increased slightly in the aggregate during the three months ended March 31, 2004. As a result of the Bank’s regular periodic loan review process, certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced a low cost home equity product during the fourth quarter of 2002 and began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $400,000 increase in the unallocated component of the allowance to $9.0 million reflects our best estimate of probable losses which have been incurred as of March 31, 2004.

     Deposits

      Deposits totaled $1,151.0 million at March 31, 2004, an increase of $26.1 million or 2.3 percent from $1,124.9 million at December 31, 2003. The following table presents a summary of deposits at March 31, 2004 and December 31, 2003:

	(000’s)

	March 31,	December 31,	Increase
	2004	2003	(Decrease)

Demand deposits	$505,808	$484,956	$20,852
Money market accounts	319,802	297,332	22,470
Savings accounts	67,967	68,713	(746)
Time deposits of $100,000 or more	98,584	88,415	10,169
Time deposits of less than $100,000	67,760	70,247	(2,487)
Checking with interest	91,106	115,237	(24,131)

	$1,151,027	$1,124,900	$26,127

      The overall increase in deposits resulted from new account relationships and increased account activity, partially offset by seasonal decreases, principally in certain demand deposit accounts which were consistent with activity experienced by the Company in prior years.

     Borrowings

      Total borrowings were $371.8 million at March 31, 2004, a decrease of $14.6 million or 3.8 percent from $386.4 million at December 31, 2003. The decrease resulted from decreases in short-term repurchase agreements and other short-term borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital position and to manage interest rate risk.

     Stockholders’ Equity

      Stockholders’ equity totaled $152.2 million at March 31, 2004, an increase of $9.8 million or 6.9 percent from $142.4 million at December 31, 2003. Increases in stockholders’ equity resulted from net income of $6.0 million for the three months ended March 31, 2004, $1.3 million proceeds from stock options exercised and a $5.7 increase in accumulated comprehensive income, principally as a result of an increase in the net unrealized value of securities available for sale. Decreases in stockholders’ equity resulted from $2.7 million cash dividends paid on common stock and $0.5 million purchases of treasury stock.

      The Company’s and the Bank’s capital ratios at March 31, 2004 and December 31, 2003 are as follows:

			Minimum for
			Capital
	March 31,	December 31,	Adequacy
	2004	2003	Purposes

Leverage ratio:
Company	8.6%	8.4%	4.0%
Bank	8.6	8.4	4.0
Tier 1 capital:
Company	15.6%	15.6%	4.0%
Bank	15.6	15.6	4.0
Total capital:
Company	16.9%	16.9%	8.0%
Bank	16.8	16.9	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at March 31, 2004 and December 31, 2003.

     Liquidity

      The Bank’s liquid assets, at March 31, 2004, include cash and due from banks of $41.3 million and Federal funds sold of $5.5 million. Other sources of liquidity at March 31, 2004 include maturities and principal payments on loans and securities, including approximately $154.4 million of loans, excluding installment loans to individuals, real estate loans other than construction loans and lease financing, maturing in one year or less, and approximately $85.9 million of securities, having contractual maturities, expected call dates or average lives of one year or less. In addition, at March 31, 2004, the Bank had an available borrowing capacity of approximately $116 million from the FHLB, $30 million under three federal funds purchased facility, $110 million available under Retail CD Brokerage Agreements and had securities totaling approximately $132 million that could be sold under agreements to repurchase.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2004. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2003 were previously reported in the Company’s Annual Report on Form 10K. There have been no material changes in the Company’s market risk exposure at March 31, 2004 compared to December 31, 2003.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2004. The Company had no derivative financial instruments in place at March 31, 2004.

      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2004 shows the Company’s net interest income increasing if rates rise and decreasing if rates fall.

      The Company also prepares a static gap analysis which, at March 31, 2004, shows a negative cumulative static gap of $20.7 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2004.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from March 31, 2004	Policy Limit

+200 basis points	0.1%	(5.0)%
-100 basis points	(1.0%)	(5.0)%

      As of March 31, 2004, a 100 basis point downward change in interest rates was substituted for the 200 basis downward scenario, as management believes that a 200 basis point downward change is not meaningful in light of current interest rate levels. The percentage change in estimated net interest income in the +200 and -100 basis points scenario is within the Company’s policy limits.

Item 4.     Controls and Procedures

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended March 31, 2004, there have not been any significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

The following table sets forth information with respect to purchases made by the Company of it’s common stock during the three months ended March 31, 2004.

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

January 2004(1)	6,433	$40.52	6,433	—
February 2004(1)	234	36.25	234	—
February 2004(2)	99	37.25	99	74,901

Total February 2004	333	36.55	333

March 2004(2)	4,525	42.70	4,525	70,376

Total	11,291	$41.28	11,291	70,376

(1)	In November 2003, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $36.25 per share, or a price of $41.75 per share for transactions of at least 2,000 shares. This offer expired on February 25, 2004.

(2)	In February 2004, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $37.25 per share, or a price of $43.00 per share for transactions of at least 2,000 shares. This offer expires on May 25, 2004.

Item 6.  Exhibits and Reports on Form 8-K

      (A) Exhibits

10.8	Hudson Valley Bank Amended and Restated Directors Retirement Plan Effective May 1, 2004 (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (B) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on January 29, 2004 in connection with its declaration of a cash dividend (Items 5 and 7).

      The Registrant filed a Current Report on Form 8-K on February 13, 2004 in connection with its earnings release for the year ended December 31, 2003 (Items 7 and 12).

      The Registrant filed a Current Report on Form 8-K on February 25, 2004 in connection with a stock repurchase program (Items 5 and 7).

      The Registrant filed a Current Report on Form 8-K on April 28, 2004 in connection with its first quarter earnings release and the declaration of a cash dividend (Items 7 and 12).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer

May 10, 2004