Form 10-Q
period 2004-06-30
HUDSON VALLEY HOLDING CORP
filed 2004-08-06
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes  ☒  No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 2, 2004

Common stock, par value $0.20 per share	6,654,940

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4 CONTROLS AND PROCEDURES	28

PART II — OTHER INFORMATION
ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES	29
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	30

SIGNATURES	31

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	June 30,

	2004	2003

Interest Income:
Loans, including fees	$13,249	$11,922
Securities:
Taxable	5,972	4,504
Exempt from federal income taxes	2,238	1,991
Federal funds sold	41	211
Deposits in banks	3	5

Total interest income	21,503	18,633

Interest Expense:
Deposits	1,007	1,329
Securities sold under repurchase agreements and other short-term borrowings	416	446
Other borrowings	2,467	2,251

Total interest expense	3,890	4,026

Net Interest Income	17,613	14,607
Provision for loan losses	214	27

Net interest income after provision for loan losses	17,399	14,580

Non Interest Income:
Service charges	527	424
Realized gain on security transactions, net	41	1,439
Other income	165	231

Total non interest income	733	2,094

Non Interest Expense:
Salaries and employee benefits	4,894	4,842
Occupancy	727	705
Professional services	807	705
Equipment	528	442
Business development	400	354
FDIC assessment	43	45
Other operating expenses	1,201	1,194

Total non interest expense	8,600	8,287

Income Before Income Taxes	9,532	8,387
Income Taxes	3,121	2,807

Net Income	$6,411	$5,580

Basic Earnings Per Common Share	$0.97	$0.86
Diluted Earnings Per Common Share	$0.94	$0.84

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Six Months Ended
	June 30,

	2004	2003

Interest Income:
Loans, including fees	$25,897	$23,762
Securities:
Taxable	11,884	9,696
Exempt from federal income taxes	4,424	3,980
Federal funds sold	59	378
Deposits in banks	7	9

Total interest income	42,271	37,825

Interest Expense:
Deposits	1,964	2,658
Securities sold under repurchase agreements and other short-term borrowings	942	881
Other borrowings	4,718	4,480

Total interest expense	7,624	8,019

Net Interest Income	34,647	29,806
Provision for loan losses	473	394

Net interest income after provision for loan losses	34,174	29,412

Non Interest Income:
Service charges	1,014	845
Realized gain on security transactions, net	41	5,406
Other income	354	415

Total non interest income	1,409	6,666

Non Interest Expense:
Salaries and employee benefits	10,097	9,230
Occupancy	1,459	1,416
Professional services	1,551	1,587
Equipment	1,044	913
Business development	753	739
FDIC assessment	86	92
Other operating expenses	2,458	2,345

Total non interest expense	17,448	16,322

Income Before Income Taxes	18,135	19,756
Income Taxes	5,762	6,538

Net Income	$12,373	$13,218

Basic Earnings Per Common Share	$1.87	$2.04
Diluted Earnings Per Common Share	$1.83	$1.99

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net Income	$6,411	$5,580	$12,373	$13,218
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period	(22,178)	1,319	(12,876)	(1,345)
Income tax effect	8,507	(397)	4,948	449

	(13,671)	922	(7,928)	(896)

Reclassification adjustment for net gain realized on securities available for sale	(41)	(1,439)	(41)	(5,406)
Income tax effect	16	368	16	1,998

	(25)	(1,071)	(25)	(3,408)

Unrealized holding loss on securities available for sale	(13,696)	(149)	(7,953)	(4,304)

Minimum pension liability adjustment	2	(44)	4	(88)
Income tax effect	(1)	18	(2)	35

	1	(26)	2	(53)

Other comprehensive loss	(13,695)	(175)	(7,951)	(4,357)

Comprehensive income (loss)	$(7,284)	$5,405	$4,422	$8,861

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	June 30,	December 31,
	2004	2003

ASSETS
Cash and due from banks	$51,645	$42,558
Federal funds sold	24,500	6,000
Securities available for sale at estimated fair value (amortized cost of $847,430 in 2004 and $856,651 in 2003)	839,271	861,410
Securities held to maturity (estimated fair value of $73,131 in 2004)	73,332	—
Federal Home Loan Bank of New York (FHLB) Stock	13,307	11,157
Loans (net of allowance for loan losses of $11,866 in 2004 and $11,441 in 2003)	761,160	707,104
Accrued interest and other receivables	11,254	10,778
Premises and equipment, net	14,119	14,436
Deferred income taxes, net	10,942	5,760
Other assets	11,837	10,310

TOTAL ASSETS	$1,811,367	$1,669,513

LIABILITIES
Deposits:
Non interest-bearing	$561,094	$484,956
Interest-bearing	660,439	639,944

Total deposits	1,221,533	1,124,900
Securities sold under repurchase agreements and other short-term borrowings	173,456	198,256
Other borrowings	258,132	188,144
Accrued interest and other liabilities	15,556	15,852

Total liabilities	1,668,677	1,527,152

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 6,655,326 and 6,586,816 shares in 2004 and 2003, respectively	1,537	1,519
Additional paid-in capital	168,070	165,562
Retained earnings	8,035	1,304
Accumulated other comprehensive income (loss), net	(6,151)	1,800
Treasury stock, at cost; 1,029,591 and 1,009,374 shares in 2004 and 2003, respectively	(28,801)	(27,824)

Total stockholders’ equity	142,690	142,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,811,367	$1,669,513

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2004 and 2003
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2004	6,586,816	$1,519	$(27,824)	$165,562	$1,304	$1,800	$142,361
Net income					12,373		12,373
Exercise of stock options	88,637	18		2,421			2,439
Purchase of treasury stock	(28,357)		(1,210)				(1,210)
Sale of treasury stock	8,140		233	87			320
Cash dividend					(5,642)		(5,642)
Minimum pension liability adjustment						2	2
Net unrealized loss on securities available for sale						(7,953)	(7,953)

Balance at June 30, 2004	6,655,236	$1,537	$(28,801)	$168,070	$8,035	$(6,151)	$142,690

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2003	5,887,600	$1,366	$(24,534)	$146,393	$894	$12,688	$136,807
Net income					13,218		13,218
Exercise of stock options	73,857	14		2,019			2,033
Purchase of treasury stock	(25,309)		(998)				(998)
Sale of treasury stock	3,167		83	46			129
Cash dividend					(4,614)		(4,614)
Minimum pension liability adjustment						(53)	(53)
Net unrealized loss on securities available for sale						(4,304)	(4,304)

Balance at June 30, 2003	5,939,315	$1,380	$(25,449)	$148,458	$9,498	$8,331	$142,218

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Six Months
	Ended June 30,

	2004	2003

Operating Activities:
Net income	$12,373	$13,218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	473	394
Depreciation	989	893
Realized gain on security transactions, net	(41)	(5,406)
Stock option expense	223	297
Amortization of premiums on securities, net	2,454	1,382
Deferred tax benefit	(220)	(196)
Increase in deferred loan fees, net	324	229
(Increase) decrease in accrued interest and other receivables	(476)	656
Increase in other assets	(1,527)	(758)
(Decrease) increase in accrued interest and other liabilities	(296)	1,681
Other changes, net	6	17

Net cash provided by operating activities	14,282	12,407

Investing Activities:
Net increase in federal funds sold	(18,500)	(73,807)
(Increase) decrease in FHLB stock	(2,150)	1,051
Proceeds from maturities and paydowns of securities available for sale	120,879	804,766
Proceeds from maturities and paydowns of securities held to maturity	549	—
Proceeds from sales of securities available for sale	—	129,747
Purchases of securities available for sale	(114,077)	(947,251)
Purchases of securities held to maturity	(73,874)	—
Net increase in loans	(54,855)	(12,877)
Net purchases of premises and equipment	(672)	(1,475)

Net cash used in investing activities	(142,700)	(99,846)

Financing Activities:
Proceeds from issuance of common stock	2,216	1,736
Proceeds from sale of treasury stock	320	129
Net increase in deposits	96,633	83,754
Cash dividends paid	(5,642)	(4,614)
Repayment of other borrowings	(12)	(10)
Proceeds from other borrowings	70,000	—
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	(24,800)	7,024
Purchase of treasury stock	(1,210)	(998)

Net cash provided by financing activities	137,505	87,021

Increase (decrease) in Cash and Due from Banks	9,087	(418)
Cash and due from banks, beginning of period	42,558	48,350

Cash and due from banks, end of period	$51,645	$47,932

Supplemental Disclosures:
Interest paid	$7,486	$7,997
Income tax payments	5,515	6,135
Change in unrealized loss on securities available for sale — net of tax	(7,953)	(4,304)

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 15 branch offices in Westchester County, New York, 2 in Bronx County, New York and 2 in Manhattan, New York. The Bank opened its second Manhattan branch located at 233 Broadway, New York, New York on April 26, 2004. In addition, the Bank has two loan production offices, one located at 300 Westage Business Center Drive, Fishkill, New York (Dutchess County) and one located at 97-77 Queens Boulevard, Rego Park, New York. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser but increasing extent, the Bronx and Manhattan.

      The Company announced, on June 29, 2004, that the Bank had reached a definitive agreement, subject to regulatory approvals, to acquire A.R. Schmeidler & Co., Inc., a money management firm with more than $400 million in assets under management, located at 555 Fifth Avenue in Manhattan, New York. This acquisition is part of the Bank’s long-term strategic decision to diversify its revenue stream beyond the core business of taking deposits and making loans in its local communities. The acquisition will enable the Bank to expand its investment management capabilities and provide a valuable service to its customers.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2004 and the results of its operations and comprehensive income for the three and six month periods ended June 30, 2004 and 2003, and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2004 and 2003. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the Financial Accounting Standards

Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Non-employee stock options were expensed as of the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2004 and 2003 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. Non-employee stock options are expensed as of the date of grant. The effect on net income and earnings per share for the three and six month periods ended June 30, 2004 and 2003 if the fair value based method had been applied to all outstanding and unvested awards in each period was not significant.

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30

	2004	2003	2004	2003

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$6,411	$5,580	$12,373	$13,218
Denominator:
Denominator for basic earnings per common share — weighted average shares	6,637,078	6,546,563	6,622,488	6,491,929
Effect of dilutive securities:
Stock options	147,385	162,344	122,309	164,909

Denominator for diluted earnings per common share — adjusted weighted average shares	6,784,463	6,708,907	6,744,797	6,656,838

Basic earnings per common share	$0.97	$0.86	$1.87	$2.04
Diluted earnings per common share	$0.94	$0.84	$1.83	$1.99

      In December 2003, the Company declared a 10% stock dividend. Share and per share amounts for 2003 have been retroactively restated to reflect the issuance of the additional shares.

4.  Benefit Plans

      In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (dollars in thousands).

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service cost	$56	$50	$111	$99
Interest cost	113	104	226	208
Amortization of transition obligation	23	23	45	45
Amortization of prior service cost	35	34	69	45
Amortization of net loss	16	56	77	80

Net periodic pension cost	$243	$267	$528	$477

      The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in it’s annual report on Form 10-K for the year ended December 31, 2003 that it expected to contribute $513 to the unfunded defined benefit plans during 2004. For the three and six months ended June, 2004, the Company contributed $128 and $257 to these plans. There has been no change to the estimate of total contributions for 2004 from the amount previously reported.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN No. 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. In October 2003, the FASB issued staff position FIN No. 46-6, “Deferral of Effective Date of FIN No. 46, Consolidation of Variable Interest Rate Entities” which deferred the effective date for applying the provisions of FIN No. 46 to periods ending after December 15, 2003. Subsequently, in December 2003, the FASB issued a revision of FIN No. 46 (“FIN No. 46R”), which replaced FIN No. 46, to address certain technical corrections and implementation issues that had arisen. Since the Company currently has no controlling or other interest in a variable interest entity, the adoption of FIN No. 46R by the Company on January 1, 2004 did not have any impact on its financial position or results of operations.

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

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132 revised”), that improves financial statement disclosures for defined benefits plans. SFAS No. 132 revised replaces existing disclosure requirements for pensions and other postretirement benefits but does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. SFAS No. 132 revised retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure requirements.

      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impaired loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. The Company believes that the adoption of the recognition and measurement guidance in EITF 03-1 will not have an effect on its consolidated financial statements given its current ability and intent to hold such securities until a forecasted recovery or maturity occurs. The application of EITF 03-1 in future reporting periods may cause the Company to recognize impairment losses in the Consolidated Statement of Income. Since fluctuations in the fair value of available-for-sale securities are already recorded in accumulated other comprehensive income, the application of EITF 03-1 is not expected to have a significant impact on stockholders’ equity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2004 and consolidated results of operations for the three and six month periods ended June 30, 2004 and June 30, 2003. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s Annual Report on Form 10-K.

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

      Net income for the three months ended June 30, 2004 was $6.4 million or $0.94 per diluted share, an increase of $0.8 million or 14.9 percent compared to $5.6 million or $0.84 per diluted share for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004 was $12.4 million or $1.83 per diluted share, a decrease of $0.8 million or 6.4 percent compared to $13.2 million or $1.99 per diluted share for the six months ended June 30, 2003. The decrease in net income in the current year six month period compared to the prior year six month period was primarily due to $3.2 million of after tax realized gains on sales of securities available for sale, during the prior year six month period, conducted as part of the Company’s ongoing asset/liability management process, which reflected the Company’s efforts to effectively reposition it’s portfolios during a protracted period of declining interest rates. Excluding the aforementioned realized gains, net income for the three and six month periods ended June 30, 2004 increased $1.7 and $2.4 million compared to the same periods in the prior year. The Company achieved substantial growth in both of its core businesses, loans and deposits, during the six months ended June 30, 2004. In addition, the Company increased its long-term borrowings by $70 million during three months ended June 30, 2004 and invested the proceeds into mortgage-backed securities and obligations of state and political subdivisions in an effort to continue to effectively utilize its capital. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. The declining interest rate environment which began in 2001 and continued through the first half of 2003 stabilized during the remainder of 2003 and into the first half of 2004. As rates stabilized, the Company was able to redeploy short-term investments and maturing funds into longer term opportunities. As a result of the redeployment, core growth and additional leveraging, tax equivalent basis net interest income increased $3.1 million or 20.0 percent to $18.8 million for the three months ended June 30, 2004, compared to $15.7 million for the same period in the prior year, and increased $5.1 million or 15.9 percent to $37.0 million for the six months ended June 30, 2004, compared to $31.9 million for the same period in the prior year. The effect of adjustment to a tax equivalent basis was $1.2 million and $2.4 million for the three and six month periods ended June 30, 2004 and $1.1 million and $2.1 million for the three and six month periods ended June 30, 2003.

      Non interest expense for the three months ended June 30, 2004 was $8.6 million, an increase of $0.3 million or 3.8 percent compared to $8.3 million for the three months ended June 30, 2003. Non interest expense for the six months ended June 30, 2004 was $17.4 million, an increase of $1.1 million or 6.9 percent compared to $16.3 million for the six months ended June 30, 2003. The increases reflect the Company’s continued investment in its branch network, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers.

      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at June 30, 2004 reflects minimal near term interest rate risk with the Company’s net interest income declining if rates fall.

      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity is sufficient for its current business needs.

      The Company and the Bank are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. Both the Company and the Bank exceeded all current regulatory capital requirements and were in the “well-capitalized” category at June 30, 2004. Management plans to conduct the affairs of the Company and the Bank so as to maintain a strong capital position in the future.

Critical Accounting Policies

      Allowance for Loan Losses — The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Bank’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2004. There is no assurance that the Bank will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

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

      Securities — Securities are classified as either available for sale, representing securities the Bank may sell in the ordinary course of business, or as held to maturity, representing securities the Bank has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost (specific identification). There were no securities held to maturity at December 31, 2003. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

Results of Operations for the Three and Six Month Periods Ended June 30, 2004 and June 30, 2003

  Summary of Results

      The Company reported net income of $6.4 million for the three months ended June 30, 2004, an increase of $0.8 million or 14.9 percent compared to $5.6 million reported for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004 was $12.4 million, a decrease of $0.8 million or 6.4 percent compared to $13.2 million for the six months ended June 30, 2003. Net income in the prior year three and six month periods included approximately $0.9 million and $3.2 million, respectively, of after tax realized gains on sales of securities available for sale, conducted as part of the Company’s ongoing asset/ liability management process, which reflected the Company’s efforts to effectively reposition its portfolios during a protracted period of declining interest rates. Excluding the aforementioned realized gains, net income for the three and six month periods ended June 30, 2004 increased $1.7 million and $2.4 million, respectively, compared to the prior year periods. These increases resulted from higher net interest income and higher non interest income, partially offset by higher non interest expense, higher income taxes and a higher provision for loan losses.

      Diluted earnings per share were $0.94 for the three months ended June 30, 2004, an increase of $0.10 or 11.9 percent over the $0.84 reported for the three months ended June 30, 2003. Diluted earnings per share were $1.83 for the six months June 30, 2004, a decrease of $0.16 or 8.0 percent from the $1.99 reported for the six months ended June 30, 2003. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 17.6 percent and 1.5 percent, respectively, for the three months ended June 30, 2004, compared to 17.1 percent and 1.5 percent, respectively, in the prior year period. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 17.2 percent and 1.5 percent, respectively, for the six months ended June 30, 2004, compared to 20.6 percent and 1.8 percent, respectively, in the prior year period. Excluding realized gains on sales of securities available for sale, diluted earnings per share, annualized return on average equity and annualized return on average assets were $0.70, 14.5 percent and 1.2 percent, respectively, for the three months ended June 30, 2003, and $1.51, 15.6 percent and 1.3 percent, respectively, for the six months ended June 30, 2003.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended June 30, 2004 and June 30, 2003, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2004 and 2003.

	Three Months Ended June 30,

	2004			2003

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$1,709	$3	0.70%	$3,207	$5	0.62%
Federal funds sold	16,305	41	1.01	74,713	211	1.13
Securities:(1)
Taxable	683,715	5,972	3.49	575,023	4,504	3.13
Exempt from federal income taxes	194,870	3,443	7.07	168,158	3,063	7.29
Loans, net(2)	756,656	13,249	7.00	651,756	11,922	7.32

Total interest earning assets	1,653,255	22,708	5.49	1,472,857	19,705	5.35

Non interest earning assets:
Cash and due from banks	41,320			37,497
Other assets	42,646			33,053

Total non interest earning assets	83,966			70,550

Total assets	$1,737,221			$1,543,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$335,070	$455	0.54%	$312,379	$610	0.78%
Savings	69,501	31	0.18	63,374	62	0.39
Time	167,266	466	1.11	169,726	584	1.38
Checking with interest	103,748	55	0.21	96,075	73	0.30
Securities sold under repurchase agreements and other short-term borrowings	173,115	416	0.96	147,249	446	1.21
Other borrowings	214,288	2,467	4.61	188,163	2,251	4.79

Total interest bearing liabilities	1,062,988	3,890	1.46	976,966	4,026	1.65

Non interest bearing liabilities:
Demand deposits	512,388			425,778
Other liabilities	16,272			9,946

Total non interest bearing liabilities	528,660			435,724

Stockholders’ equity(1)	145,573			130,717

Total liabilities and stockholders’ equity(1)	$1,737,221			$1,543,407

Net interest earnings		$18,818			$15,679

Net yield on interest earning assets			4.55%			4.26%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $1,205 and $1,072 for the three month periods ended June 30, 2004 and June 30, 2003, respectively.

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2004 and June 30, 2003, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2004 and 2003.

	Six Months Ended June 30,

	2004			2003

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$2,890	$7	0.48%	$2,728	$9	0.66%
Federal funds sold	11,890	59	0.99	66,255	378	1.14
Securities:(1)
Taxable	674,170	11,884	3.53	559,248	9,696	3.47
Exempt from federal income taxes	191,322	6,806	7.11	167,527	6,123	7.31
Loans, net(2)	740,845	25,897	6.99	648,104	23,762	7.33

Total interest earning assets	1,621,117	44,653	5.51	1,443,862	39,968	5.54

Non interest earning assets:
Cash and due from banks	39,991			38,144
Other assets	40,673			32,650

Total non interest earning assets	80,664			70,794

Total assets	$1,701,781			$1,514,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$320,932	$872	0.54%	$294,286	$1,190	0.81%
Savings	69,031	62	0.18	62,884	123	0.39
Time	164,900	920	1.12	170,153	1,205	1.42
Checking with interest	103,830	110	0.21	90,012	140	0.31
Securities sold under repurchase agreements and other short-term borrowings	190,509	942	0.99	146,181	881	1.21
Other borrowings	201,214	4,718	4.69	188,166	4,480	4.76

Total interest bearing liabilities	1,050,416	7,624	1.45	951,682	8,019	1.69

Non interest bearing liabilities:
Demand deposits	493,353			425,230
Other liabilities	14,487			9,633

Total non interest bearing liabilities	507,840			434,863

Stockholders’ equity(1)	143,525			128,111

Total liabilities and stockholders’ equity(1)	$1,701,781			$1,514,656

Net interest earnings		$37,029			$31,949

Net yield on interest earning assets			4.57%			4.43%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $2,382 and $2,143 for the six month periods ended June 30, 2004 and June 30, 2003, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2004 and June 30, 2003.

	(000’s)

	Three Month Period Increase			Six Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total

Interest Income:
Deposits in banks	$(2)	—	$(2)	$1	$(3)	$(2)
Federal funds sold	(165)	$(5)	(170)	(310)	(9)	(319)
Securities:
Taxable	851	617	1,468	1,992	196	2,188
Exempt from federal income taxes(2)	487	(107)	380	870	(187)	683
Loans, net	1,919	(592)	1,327	3,400	(1,265)	2,135

Total interest income	3,090	(87)	3,003	5,953	(1,268)	4,685
Interest expense:
Deposits:
Money market	44	(199)	(155)	108	(426)	(318)
Savings	6	(37)	(31)	12	(73)	(61)
Time	(8)	(110)	(118)	(37)	(248)	(285)
Checking with interest	6	(24)	(18)	21	(51)	(30)
Securities sold under repurchase agreements and other short-term borrowings	78	(108)	(30)	267	(206)	61
Other borrowings	313	(97)	216	311	(73)	238

Total interest expense	439	(575)	(136)	682	(1,077)	(395)

Increase in interest differential	$2,651	$488	$3,139	$5,271	$(191)	$5,080

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2004 and 2003.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and six month periods ended June 30, 2004, net interest income, on a tax equivalent basis, increased $3.1 million or 20.0 percent to $18.8 million and $5.1 million or 15.9 percent to $37.0 million, respectively, compared to $15.7 million and $31.9 million in the prior year periods. Net interest income for the three months ended June 30, 2004 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $94.4 million or 19.0 percent to $590.3 million compared to $495.9 million in the prior year period, and an increase in the tax equivalent basis net interest margin to 4.55% in 2004 from 4.26% in the prior year period. Net interest income for the six months ended June 30, 2004 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $78.5 million or 16.0 percent to $570.7 million compared to $492.2 million in the prior year period, and an increase in the tax equivalent basis net interest margin to 4.57% in 2004 from 4.43% in the prior year period.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $3.0 million or 15.2 percent to $22.7 million and $4.7 million or 11.7 percent to $44.7 million, respectively, for the three and six month periods ended June 30, 2004, compared to $19.7 million and $40.0 million in the prior year periods. Average interest earning assets increased $180.4 million or 12.2 percent to $1,653.3 million and $177.2 million or 12.3 percent to $1,621.1 million, respectively, for the three and six month periods ended June 30, 2004, compared to $1,472.9 million and $1,443.9 million in the prior year periods. Volume increases in taxable securities, tax-exempt securities and loans and slightly higher interest rates, partially offset by volume decreases in federal funds sold and interest bearing deposits, contributed to the higher interest income in the three months ended June 30, 2004 as compared to the same period in the prior year. Volume increases in interest bearing deposits, taxable securities, tax-exempt securities and loans, partially offset by volume decreases in federal funds sold and slightly lower interest rates, contributed to the higher interest income in the six months ended June 30, 2004 as compared to the same period in the prior year.

      Average total securities, excluding average net unrealized gains on available for sale securities, increased $135.4 million or 18.2 percent to $878.6 million and $138.7 million or 19.1 percent to $865.5 million, respectively, for the three and six month periods ended June 30, 2004, compared to $743.2 million and $726.8 million for the same periods in the prior year. The increase in average total securities in the current year periods as compared to the prior year periods resulted from the gradual deployment, throughout the second half of 2003 and into the first quarter of 2004, of available free funds, deposit growth in excess of loan growth and increases in borrowings into fixed rate U.S. Agency bonds, fixed and variable rate mortgage-backed securities, and tax exempt securities as interest rates began to stabilize. Average tax equivalent basis yields on securities for the three and six month periods ended June 30, 2004 were 4.29 percent and 4.32 percent, respectively, compared to 4.07 percent and 4.35 percent in the prior year periods. As a result, tax equivalent basis interest income from securities was higher for the three months ended June 30, 2004, compared to the same period in the prior year, due to higher volume and higher interest rates and tax equivalent basis net interest income from securities was higher for the six months ended June 30, 2004, compared to the same period in the prior year primarily due to higher volume.

      Average net loans increased $104.9 million or 16.1 percent to $756.7 million and $92.7 million or 14.3 percent to $740.8 million, respectively, for the three and six month periods ended June 30, 2004, compared to $651.8 million and $648.1 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities and more effective market penetration. As a result of the current low interest rate environment, new loans were originated at generally lower interest rates resulting in a decrease in the average yield on loans to 7.00 percent and 6.99 percent, respectively, for the three and six month periods ended June 30, 2004 compared to 7.32 percent and 7.33 percent for the same periods in the prior year. As a result, interest income on loans was higher for the three and six month periods ended June 30, 2004, compared to the same periods in the prior year, due to higher volume, partially offset by lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.1 million or 3.4 percent to $3.9 million and $0.4 million or 4.9 percent to $7.6 million, respectively, for the three and six month periods ended June 30, 2004, compared to $4.0 million and $8.0 million for the same periods in the prior year. Average interest bearing liabilities increased $86.0 million or 8.8 percent to $1,063.0 million and $98.7 million or 10.4 percent to $1,050.4 million, respectively, for the three and six month periods ended June 30, 2004, compared to $977.0 million and $951.7 million for the same periods in the prior year. The increase in the average interest bearing liabilities resulted from volume increases in money market deposits, checking with interest, savings deposits and borrowed funds, partially offset by a slight volume decrease in time deposits. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches. The increase in average borrowed funds resulted from increases in short-term repurchase agreements with customers and brokers and a $70 million increase in long-term borrowings in May 2004 conducted as part of managements ongoing effort to effectively leverage the Company’s capital. The decrease in time deposits resulted primarily from a decrease in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. Average interest rates on deposits and borrowings were generally lower during the three and six month periods ended June 30, 2004, compared to the same periods in the prior year. As a result, interest expense was lower for the three and six month periods ended June 30, 2004, compared to the same periods in the prior year due to lower interest rates, partially offset by higher volume. Average non interest bearing demand deposits increased $86.6 million or 20.3 percent to $512.4 million and $68.1 million or 16.0 percent to $493.3 million, respectively, for the three and six month periods ended June 30, 2004, compared to $425.8 million and $425.2 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested in loans and securities.

      The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2004 and 2003 is as follows:

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,

	2004	2003	2004	2003

Average interest rate on:
Total average interest earning assets	5.49%	5.35%	5.51%	5.54%
Total average interest bearing liabilities	1.46	1.65	1.45	1.69
Total interest rate spread	4.03	3.70	4.06	3.85

      Interest rate spreads increased in the current year period, compared to the prior year period. The increase reflects the general stabilization of interest rates and the impact of full deployment of available funds into loans and investments. Management cannot predict what impact market conditions will have on its interest rate spread, and future compression in net interest rate spread may occur.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $214,000 and $27,000 for the three month periods ended June 30, 2004 and 2003, and $473,000 and $394,000 for the six month periods ended June 30, 2004 and June 30, 2003. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income, excluding realized gains on sales of securities available for sale, for the three and six month periods ended June 30, 2004 increased 5.6 percent to $692,000 from $655,000 and 8.6 percent to $1,368,000 from $1,260,000, compared to the prior year periods.

      Gains on calls or sales of securities available for sale were $41,000 and $1.4 million for the three month periods ended June 30, 2004 and 2003, and $41,000 and $5.4 million for the six month periods ended June 30, 2004 and 2003. See “Net Interest Income” for further discussion.

      Service charges for the three and six month period ended June 30, 2004 increased 24.3 percent to $527,000 from $424,000 and 20.0 percent to $1,014,000 from $845,000 compared to the prior year periods. These increases reflect a higher level of fees charged and increased activity.

      Other income for the three and six month periods ended June 30, 2004 decreased 28.6 percent to $165,000 from $231,000 and 14.7 percent to $354,000 from $415,000 compared to the prior year periods. Other income included an increase in the fair value of interest rate floor contracts and other non-recurring fee income for the three and six month periods ended June 30, 2003.

  Non Interest Expense

      Non interest expense for the three and six month periods ended June 30, 2004 increased 3.8 percent to $8.6 million from $8.3 million and 6.9 percent to $17.4 million from $16.3 million compared to the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, professional services expense, equipment expense, business development expense and other operating expenses partially offset by decreases in the FDIC assessment for the three month period ended June 30, 2004, as compared to the prior year period, and increases in salaries and employee benefits expense, occupancy expense, equipment expense, business development expense and other operating expenses partially offset by decreases in professional services and the FDIC assessment for the six month period ended June 30, 2004, as compared to the prior year period.

      Salaries and employee benefits, the largest component of non interest expense, for the three and six month periods ended June 30, 2004 was essentially unchanged and increased 9.4 percent to $10.1 million from $9.2 million, compared to prior year periods. The increase resulted from additional staff to accommodate the growth in loans and deposits, the opening of three new branch facilities, as well as merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

      Occupancy expense for the three and six month period ended June 30, 2004 was essentially unchanged compared to prior year periods.

      Professional services for the three month period ended June 30, 2004 increased 14.5 percent to $807,000 from $705,000 compared to the prior year period. The increase resulted from professionals engaged to assist in the implementation of the requirements of the Sarbanes-Oxley Act of 2002. Professional services for the six month period ended June 30, 2004 was essentially unchanged compared to prior year period.

      Equipment expense for the three and six month period ended June 30, 2004 increased 19.5 percent to $528,000 from $442,000 and 14.3 percent to $1,044,000 from $913,000 compared to the prior year periods. The increases resulted from increased maintenance costs compared to the prior year periods.

      Business development expense for the three month period ended June 30, 2004 increased 13.0 percent to $400,000 from $354,000 compared to the prior year period. The increase was due to increased promotion of bank products. Business development expense for the six month period ended June 30, 2004 was essentially unchanged compared to the prior year period.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three and six month periods ended June 30, 2004 decreased 4.4 percent to $43,000 from $45,000 and 6.5 percent to $86,000 from $92,000 compared to the prior year periods. This decrease resulted from decreases in deposit assessment rate.

      Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2004 compared to June 30, 2003, were due to the following:

•	Increase of $40,000 (32.0%) and $90,000 (32.7%), respectively, in stationary and printing costs due increased costs of paper.

•	Increase of $13,000 (56.5%) and $52,000 (113.0%), respectively, in other insurance expense resulting increases in banker’s professional insurance costs and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance programs.

•	Increase of $52,000 (22.8%) and $92,000 (20.6%), respectively, in communications expense due to added voice and data lines associated with the expansion of technology usage and growth in customer and business activity.

•	Increase of $27,000 (18.5%) and $42,000 (14.1%), respectively, in courier costs due to increased branch and customer utilization of the service and increase service costs.

•	Decrease of $64,000 (67.4%) and $62,000 (45.9%), respectively, in other loan costs due to decreased loan collection expenses.

•	Increase of $64,000 (25.4%) and $107,000 (20.9%), respectively, in outside services costs due to increased data processing costs.

•	Decrease of $53,000 (53.0%) and $106,000 (53.8%), respectively, in dues, meetings and seminar expense due to decreased participation in such events.

Income Taxes

      The effective combined income tax rate for the three and six month periods ended June 30, 2004 were 32.7 percent and 31.8 percent, respectively, as compared to 33.5 percent and 33.1 percent for the same periods in the prior year. Current year periods effective rates were lower primarily due to the effects of a current year reduction in the mix of assets subject to Federal and New York State income taxes and tax related to gains on sales of securities available for sale in the prior year periods.

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

Financial Condition

Assets

      The Company had total assets of $1,811.4 million at June 30, 2004, an increase of $141.9 million or 8.5 percent from $1,669.5 million at December 31, 2003.

Federal Funds Sold

      Federal funds sold totaled $24.5 million at June 30, 2004, an increase of $18.5 million from $6.0 million at December 31, 2003. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments.

Securities and FHLB Stock

      The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $7.6 million at June 30, 2004 comprised primarily of obligations of municipalities located within the Company’s market area.

      Securities totaled $912.6 million at June 30, 2004, an increase of $51.2 million or 5.9 percent from $861.4 million at December 31, 2003. Securities classified as available for sale, which are recorded at estimated fair value, totaled $839.3 million at June 30, 2004, a decrease of $22.1 million or 2.6 percent from $861.4 million at December 31, 2003. Securities classified as held to maturity, which are recorded at amortized cost, totaled $73.3 million at June 30, 2004. There were no securities classified as held to maturity at December 31, 2003. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at June 30, 2004:

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$171,269	$85	$3,342	$168,012
Mortgage-backed securities	434,124	1,047	9,264	425,907
Obligations of state and political subdivisions	192,271	5,490	2,419	195,342
Other debt securities	28,790	269	427	28,632

Total debt securities	826,454	6,891	15,452	817,893
Mutual funds and other equity securities	20,976	604	202	21,378

Total	$847,430	$7,495	$15,654	$839,271

		Gross
		Unrealized
	Amortized			Estimated
Classified as Held to Maturity	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$70,714	$164	$317	$70,561
Obligations of states and political subdivisions	2,618	—	48	2,570

Total	$73,332	$164	$365	$73,131

      U.S. Treasury and government agency obligations classified as available for sale totaled $168.0 million at June 30, 2004, a decrease of $19.1 million or 10.2 percent from $187.1 million at December 31, 2003. The decrease was due to maturities and calls of $43.6 million and other decreases of $3.6 million partially offset by purchases of $28.1 million. The purchases and maturities included $8.1 million and $18.1 million, respectively, of short-term U.S. Treasury bills with maturities of less than 60 days at the time of purchase. These maturing funds were redeployed into higher yielding longer term investments and loans as part of the Company’s ongoing asset/ liability management. There were no U.S. Treasury or government agency obligations classified as held to maturity at December 31, 2003 or during the six months ended June 30, 2004.

      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $425.9 million at June 30, 2004, a decrease of $8.3 million or 1.9 percent from $434.2 million at December 31, 2003. The decrease was due to principal paydowns of $64.3 million and other decreases of $7.1 million partially offset by purchases of $63.1 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $70.6 million at June 30, 2004. There were no mortgage-backed securities classified as held to maturity at December 31, 2003. The increase was due to purchases of $71.3 million, partially offset by principal paydowns of $0.5 million and other changes of $0.2 million. The purchases consisted of fixed and variable rate mortgage-backed securities with average lives of five years or less at the time of purchase.

      Obligations of state and political subdivisions classified as available for sale totaled $195.3 million at June 30, 2004, an increase of $4.6 million or 2.4 percent from $190.7 million at December 31, 2003. The increase was due to purchases of $21.9 million partially offset by maturities and calls of $12.8 million and other decreases of $4.5 million. Obligations of state and political subdivisions classified as held to maturity totaled $2.6 million at June 30, 2004. There were no obligations classified as held to maturity at December 31, 2003. The increase resulted from purchases of $2.6 million. The combined available for sale and held to maturity obligations at June 30, 2004 were comprised of approximately 65 percent of New York State political subdivisions and 35 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

      Other debt securities, consisting primarily of corporate bonds and trust preferred securities, were essentially unchanged at June 30, 2004, compared to December 31, 2003. All other debt securities are classified as available for sale.

      Mutual funds and other equity securities were also essentially unchanged at June 30, 2004, compared to December 31, 2003. All mutual funds and other equity securities are classified as available for sale.

      The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $13.3 million at June 30, 2004, compared to $11.2 million at December 31, 2003.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2004 or December 31, 2003.

Loans

      Net loans totaled $761.2 million at June 30, 2004, an increase of $54.1 million or 7.6 percent from $707.1 million at December 31, 2003. The increase resulted principally from a $6.9 million increase in commercial and industrial loans, a $22.1 million increase in construction loans, a $28.0 million increase in residential real estate loans and a $3.2 million increase in loans to individuals, partially offset by a $5.0 million decrease in commercial real estate loans.

      Major classifications of loans at June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
	2004	2003

	(000’s)
Real Estate:
Commercial	$236,548	$241,566
Construction	82,951	60,892
Residential	206,551	178,518
Commercial and industrial	225,067	218,130
Individuals	18,421	15,256
Lease financing	5,629	6,000

Total	775,167	720,362
Deferred loan fees, net	(2,141)	(1,817)
Allowance for loan losses	(11,866)	(11,441)

Loans, net	$761,160	$707,104

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003

	(000’s except percentages)
Non-accrual loans at period end	$2,675	$2,913
Loans past due 90 days or more and still accruing	4,325	1,431
Nonperforming assets to total assets at period end	0.39%	0.17%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $142,000 and $188,000 for the three and six month periods ended June 30, 2004 and the year ended December 31, 2003, respectively. There was no interest income on nonperforming assets included in net income for the three and six month periods ended June 30, 2004 and the year ended December 31, 2003.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	June 30,	Change During	December 31,
	2004	Period	2003

	(000’s)
Specific component	$1,879	$347	$1,532
Formula component	1,187	(122)	1,309
Unallocated component	8,800	200	8,600

Total allowance	$11,866		$11,441

Net change		425
Net chargeoffs		48

Provision amount		$473

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

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at June 30, 2004.

•	Economic and business conditions — Continuation of the improvements in the overall economy which began during the second half of 2003, as evidenced by reduced unemployment and improvements in productivity and corporate profits, was less certain in the first half of 2004. Signs of increased inflation, such as the recent rise in energy costs, significant increases in local real estate taxes and the general expectation of near term rises in interest rates could have negative effects on the demand for real estate, the primary collateral for the Bank’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentrations in construction loans increased to 10.7 percent of total loans at June 30, 2004 from 8.5 percent at December 31, 2003. These loans generally have a higher degree of risk than other types of loans which the Bank makes, since repayment of the loans is generally dependent on the borrowers ability to sell or lease completed properties in the case of construction loans. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore consideration of changes in concentrations is a part of the determination the unallocated component of the allowance.

•	Credit quality — Delinquencies and nonperforming loans increased in the aggregate during the six months ended June 30, 2004. As a result of the Bank’s regular periodic loan review process, certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced a low cost home equity product during the fourth quarter of 2002. Any probable losses with respect to this product are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $200,000 increase in the unallocated component of the allowance to $8.8 million reflects our best estimate of probable losses which have been incurred as of June 30, 2004.

     Deposits

      Deposits totaled $1,221.5 million at June 30, 2004, an increase of $96.6 million or 8.6 percent from $1,124.9 million at December 31, 2003. The following table presents a summary of deposits at June 30, 2004 and December 31, 2003:

	(000’s)

	June 30,	December 31,	Increase
	2004	2003	(Decrease)

Demand deposits	$561,094	$484,956	$76,138
Money market accounts	318,430	297,332	21,098
Savings accounts	69,359	68,713	646
Time deposits of $100,000 or more	97,045	88,415	8,630
Time deposits of less than $100,000	65,012	70,247	(5,235)
Checking with interest	110,593	115,237	(4,644)

	$1,221,533	$1,124,900	$96,633

      The overall increase in deposits resulted from new account relationships and increased account activity.

     Borrowings

      Total borrowings were $431.6 million at June 30, 2004, an increase of $45.2 million or 11.7 percent from $386.4 million at December 31, 2003. The increase resulted from additions of $70 million of term FHLB borrowings and increases in short-term repurchase agreements, partially offset by a decrease in other short-term borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital position and to manage interest rate risk.

     Stockholders’ Equity

      Stockholders’ equity totaled $142.7 million at June 30, 2004, an increase of $0.3 million or 0.2 percent from $142.4 million at December 31, 2003. Increases in stockholders’ equity resulted from net income of $12.4 million for the six months ended June 30, 2004, $2.4 million increases from stock options exercised and $0.3 million proceeds from treasury stock sales. Decreases in stockholders’ equity resulted from $5.6 million cash dividends paid on common stock, $1.2 million purchases of treasury stock and an $8.0 million decrease in accumulated comprehensive income, principally as a result of a decrease in the net unrealized value of securities available for sale.

      The Company’s and the Bank’s capital ratios at June 30, 2004 and December 31, 2003 are as follows:

			Minimum for
			Capital
	June 30,	December 31,	Adequacy
	2004	2003	Purposes

Leverage ratio:
Company	8.5%	8.4%	4.0%
Bank	8.4	8.4	4.0
Tier 1 capital:
Company	15.4%	15.6%	4.0%
Bank	15.2	15.6	4.0
Total capital:
Company	16.6%	16.9%	8.0%
Bank	16.4	16.9	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at June 30, 2004 and December 31, 2003.

     Liquidity

      The Bank’s liquid assets, at June 30, 2004, include cash and due from banks of $51.6 million and Federal funds sold of $24.5 million. Other sources of liquidity at June 30, 2004 include maturities and principal payments on loans and securities, including approximately $125.6 million of loans, excluding installment loans to individuals, real estate loans other than construction loans and lease financing, maturing in one year or less, and approximately $35.2 million of securities, having contractual maturities, expected call dates or average lives of one year or less. In addition, at June 30, 2004, the Bank had available borrowing facilities of $200 million from a large New York based investment banking firm, $120 million from the FHLB, $30 million under three federal funds purchased lines and $110 million under Retail CD Brokerage Agreements. These facilities are subject to various terms and conditions including, in some cases, loan or securities collateral requirements. Based on the above facilities and additional collateral that could be sold under agreements to repurchase, the Bank’s available borrowing capacity was approximately $465 million at June 30, 2004.

      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs, to be responsive to changing interest rate markets and to fund the acquisition of A.R. Schmeidler & Co., Inc.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2004. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	changes in economic conditions;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	difficulties in integrating acquisitions, offering new services or expanding into new markets;

•	increases in federal and state income taxes and/or the Company’s effective income tax rate; and

•	the extent and timing of legislative and regulatory actions and reform.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2003 were previously reported in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2004 compared to December 31, 2003.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the six month period ended June 30, 2004. The Company had no derivative financial instruments in place at June 30, 2004.

      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2004 shows the Company’s net interest income increasing if rates rise and decreasing if rates fall.

      The Company also prepares a static gap analysis which, at June 30, 2004, shows a negative cumulative static gap of $42.9 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2003. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2004.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from June 30, 2004	Policy Limit

+200 basis points	0.8%	(5.0)%
-100 basis points	(2.0%)	(5.0)%

      As of June 30, 2004, a 100 basis point downward change in interest rates was substituted for the 200 basis downward scenario, as management believes that a 200 basis point downward change is not meaningful in light of current interest rate levels. The percentage change in estimated net interest income in the +200 and -100 basis points scenario is within the Company’s policy limits.

Item 4.     Controls and Procedures

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended June 30, 2004, there have not been any significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

The following table sets forth information with respect to purchases made by the Company of it’s common stock during the three months ended June 30, 2004.

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

April 2004(1)	12,620	$42.23	12,620	—
May 2004(1)	264	37.25	264	—
May 2004(2)	700	50.00	—	74,736

Total May 2004	964	46.51	264

June 2004(2)	3,482	47.80	2,482	72,254

Total	17,066	$43.61	15,366	72,254

(1)	In February 2004, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $37.25 per share, or a price of $43.00 per share for transactions of at least 2,000 shares. This offer expired on May 25, 2004.

(2)	In May 2004, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $38.25 per share, or a price of $44.00 per share for transactions of at least 2,000 shares. This offer expires on August 31, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company was held on May 20, 2004 for the purpose of considering and voting upon the following matter:

      Election of the following directors, constituting all members of the Board of Directors, to a one-year term of office: William E. Griffin, Stephen R. Brown, James M. Coogan, Gregory F. Holcombe, James J. Landy, Angelo R. Martinelli, William J. Mulrow, John A. Pratt Jr., Cecile D. Singer and Craig S. Thompson.

      The results were as follows:

	For	Against	Abstentions

William E. Griffin	5,477,808	7,953	512
Stephen R. Brown	5,471,727	14,034	512
James M. Coogan	5,477,810	7,951	512
Gregory F. Holcombe	5,483,768	1,993	512
James J. Landy	5,471,659	14,102	512
Angelo R. Martinelli	5,485,759	2	512
William J. Mulrow	5,485,761	—	512
John A. Pratt Jr.	5,477,742	8,019	512
Cecile D. Singer	5,485,759	2	512
Craig S. Thompson	5,477,808	7,953	512

Item 6.  Exhibits and Reports on Form 8-K

      (A) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (B) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on April 28, 2004 in connection with its first quarter earnings release and the declaration of a cash dividend (Items 7 and 12).

      The Registrant filed a Current Report on Form 8-K on May 25, 2004 in connection with a stock repurchase program (Items 5 and 7).

      The Registrant filed a Current Report on Form 8-K on June 30, 2004 in connection with the signing of a definitive Acquisition Agreement with A.R. Schmeidler and Co, Inc (Items 5 and 7).

      The Registrant filed a Current Report on Form 8-K on July 28, 2004 in connection with its six month earnings release and the declaration of a cash dividend (Items 7 and 12).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer

August 6, 2004