Form 10-Q
period 2004-09-30
HUDSON VALLEY HOLDING CORP
filed 2004-11-05
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes  ☒  No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 1, 2004

Common stock, par value $0.20 per share	6,672,021

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4 CONTROLS AND PROCEDURES	30

PART II — OTHER INFORMATION
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	31

SIGNATURES	32

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,

	2004	2003

Interest Income:
Loans, including fees	$13,942	$11,831
Securities:
Taxable	6,829	4,057
Exempt from federal income taxes	2,181	2,063
Federal funds sold	51	146
Deposits in banks	6	2

Total interest income	23,009	18,099

Interest Expense:
Deposits	1,035	1,053
Securities sold under repurchase agreements and other short-term borrowings	578	405
Other borrowings	2,857	2,277

Total interest expense	4,470	3,735

Net Interest Income	18,539	14,364
Provision for loan losses	—	—

Net interest income after provision for loan losses	18,539	14,364

Non Interest Income:
Service charges	994	431
Realized gain on security transactions, net	1,059	—
Other income	152	983

Total non interest income	2,205	1,414

Non Interest Expense:
Salaries and employee benefits	5,301	5,139
Occupancy	796	675
Professional services	851	771
Equipment	490	452
Business development	390	342
FDIC assessment	43	43
Other operating expenses	1,232	1,158

Total non interest expense	9,103	8,580

Income Before Income Taxes	11,641	7,198
Income Taxes	3,794	2,245

Net Income	$7,847	$4,953

Basic Earnings Per Common Share	$1.18	$0.75
Diluted Earnings Per Common Share	$1.16	$0.73

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,

	2004	2003

Interest Income:
Loans, including fees	$39,142	$35,593
Securities:
Taxable	18,713	13,753
Exempt from federal income taxes	6,605	6,043
Federal funds sold	110	524
Deposits in banks	13	11

Total interest income	64,583	55,924

Interest Expense:
Deposits	2,999	3,711
Securities sold under repurchase agreements and other short-term borrowings	1,520	1,286
Other borrowings	7,575	6,757

Total interest expense	12,094	11,754

Net Interest Income	52,489	44,170
Provision for loan losses	473	394

Net interest income after provision for loan losses	52,016	43,776

Non Interest Income:
Service charges	2,705	1,276
Realized gain on security transactions, net	1,100	5,406
Other income	506	1,398

Total non interest income	4,311	8,080

Non Interest Expense:
Salaries and employee benefits	15,398	14,369
Occupancy	2,255	2,091
Professional services	2,402	2,358
Equipment	1,534	1,365
Business development	1,143	1,081
FDIC assessment	129	135
Other operating expenses	3,690	3,503

Total non interest expense	26,551	24,902

Income Before Income Taxes	29,776	26,954
Income Taxes	9,556	8,783

Net Income	$20,220	$18,171

Basic Earnings Per Common Share	$3.05	$2.79
Diluted Earnings Per Common Share	$2.99	$2.72

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net Income	$7,847	$4,953	$20,220	$18,171
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale arising during the period	13,109	(5,063)	233	(6,408)
Income tax effect	(4,997)	1,885	(49)	2,334

	8,112	(3,187)	184	(4,074)

Reclassification adjustment for net gain realized on securities available for sale	(1,059)	—	(1,100)	(5,406)
Income tax effect	380	—	396	1,998

	(679)	—	(704)	(3,408)

Unrealized gain (loss) on securities available for sale	7,433	(3,178)	(520)	(7,482)

Minimum pension liability adjustment	3	(43)	7	(131)
Income tax effect	(1)	16	(3)	51

	2	(27)	4	(80)

Other comprehensive income (loss)	7,435	(3,205)	(516)	(7,562)

Comprehensive income	$15,282	$1,748	$19,704	$10,609

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	September 30,	December 31,
	2004	2003

ASSETS
Cash and due from banks	$66,896	$42,558
Federal funds sold	53,700	6,000
Securities available for sale at estimated fair value (amortized cost of $799,754 in 2004 and $856,651 in 2003)	803,645	861,410
Securities held to maturity at amortized cost (estimated fair value of $75,294 in 2004)	74,113	—
Federal Home Loan Bank of New York (FHLB) Stock	13,906	11,157
Loans (net of allowance for loan losses of $11,885 in 2004 and $11,441 in 2003)	822,147	707,104
Accrued interest and other receivables	11,298	10,778
Premises and equipment, net	13,955	14,436
Deferred income taxes, net	6,181	5,760
Other assets	12,073	10,310

TOTAL ASSETS	$1,877,914	$1,669,513

LIABILITIES
Deposits:
Non interest-bearing	$600,906	$484,956
Interest-bearing	679,086	639,944

Total deposits	1,279,992	1,124,900
Securities sold under repurchase agreements and other short-term borrowings	168,287	198,256
Other borrowings	258,127	188,144
Accrued interest and other liabilities	15,992	15,852

Total liabilities	1,722,398	1,527,152

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 6,669,710 and 6,586,816 shares in 2004 and 2003, respectively	1,542	1,519
Additional paid-in capital	169,011	165,562
Retained earnings	12,949	1,304
Accumulated other comprehensive income, net	1,284	1,800
Treasury stock, at cost; 1,039,446 and 1,009,374 shares in 2004 and 2003, respectively	(29,270)	(27,824)

Total stockholders’ equity	155,516	142,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,877,914	$1,669,513

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2004 and 2003
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income	Total

Balance at January 1, 2004	6,586,816	$1,519	$(27,824)	$165,562	$1,304	$1,800	$142,361
Net income					20,220		20,220
Exercise of stock options	112,966	23		3,320			3,343
Purchase of treasury stock	(40,796)		(1,752)				(1,752)
Sale of treasury stock	10,724		306	129			435
Cash dividend					(8,575)		(8,575)
Minimum pension liability adjustment						4	4
Net unrealized gain on securities available for sale						(520)	(520)

Balance at September 30, 2004	6,669,710	$1,542	$(29,270)	$169,011	$12,949	$1,284	$155,516

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income	Total

Balance at January 1, 2003	5,887,600	$1,366	$(24,534)	$146,393	$894	$12,688	$136,807
Net income					18,171		18,171
Exercise of stock options	153,626	30		4,316			4,346
Purchase of treasury stock	(67,873)		(2,893)				(2,893)
Sale of treasury stock	20,360		542	301			843
Cash dividend					(7,053)		(7,053)
Minimum pension liability adjustment						(80)	(80)
Net unrealized gain on securities available for sale						(7,482)	(7,482)

Balance at September 30, 2003	5,993,713	$1,396	$(26,885)	$151,010	$12,012	$5,126	$142,659

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Nine Months
	Ended September 30,

	2004	2003

Operating Activities:
Net income	$20,220	$18,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	473	394
Depreciation	1,465	1,318
Realized gain on security transactions, net	(1,100)	(5,406)
Stock option expense	273	826
Amortization of premiums on securities, net	3,469	2,971
Realized gain on sale of other real estate owned (“OREO”)	—	(850)
Deferred tax benefit	(77)	(84)
Increase in deferred loan fees, net	727	347
Increase in accrued interest and other receivables	(520)	(1,366)
Increase in other assets	(1,763)	(1,889)
Increase in accrued interest and other liabilities	140	392
Other changes, net	8	(131)

Net cash provided by operating activities	23,315	14,693

Investing Activities:
Increase (decrease) in federal funds sold	(47,700)	11,193
(Increase) decrease in FHLB stock	(2,749)	1,051
Proceeds from maturities and paydowns of securities available for sale	159,242	1,259,613
Proceeds from maturities and paydowns of securities held to maturity	2,291	—
Proceeds from sales of securities available for sale	29,144	129,747
Purchases of securities available for sale	(133,888)	(1,534,053)
Purchases of securities held to maturity	(76,373)	—
Net increase in loans	(116,244)	(37,944)
Proceeds from sale of OREO	—	2,681
Net purchases of premises and equipment	(984)	(2,840)

Net cash used in investing activities	(187,261)	(170,552)

Financing Activities:
Proceeds from issuance of common stock	3,070	3,520
Proceeds from sale of treasury stock	435	843
Net increase in deposits	155,092	101,935
Cash dividends paid	(8,575)	(7,053)
Repayment of other borrowings	(17)	(16)
Proceeds from other borrowings	70,000	—
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	(29,969)	55,530
Purchase of treasury stock	(1,752)	(2,893)

Net cash provided by financing activities	188,284	151,866

Increase (decrease) in Cash and Due from Banks	24,338	(3,993)
Cash and due from banks, beginning of period	42,558	48,350

Cash and due from banks, end of period	$66,896	$44,357

Supplemental Disclosures:
Interest paid	$11,926	$12,229
Income tax payments	9,437	8,696
Change in unrealized gain (loss) securities available for sale — net of tax	(520)	(7,482)

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

      Effective October 1, 2004, the Bank acquired A.R. Schmeidler & Co., Inc., a money management firm with more than $400 million in assets under management, located at 555 Fifth Avenue in Manhattan, New York. The acquisition, which was made for cash, will be accounted for as a purchase. The acquired company will not be a significant subsidiary for accounting purposes. This acquisition is part of the Bank’s long-term strategic decision to diversify its revenue stream beyond the core business of taking deposits and making loans in its local communities by developing or acquiring closely related businesses or branches in the surrounding areas. The acquisition will enable the Bank to expand its investment management capabilities and provide a valuable service to its customers.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2004 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2004 and 2003, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

      Allowance for Loan Losses — The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Bank’s portfolios of home equity loans, real estate mortgages, consumer installment and other loans.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2004. There is no assurance that the Bank will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

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

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Non-employee stock options were expensed as of the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2004 and 2003 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. Non-employee stock options are expensed as of the date of grant. The effect on net income and earnings per share for the three and nine month periods ended September 30, 2004 and 2003 if the fair value based method had been applied to all outstanding and unvested awards in each period was not significant.

3.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30

	2004	2003	2004	2003

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$7,847	$4,953	$20,220	$18,171
Denominator:
Denominator for basic earnings per common share — weighted average shares	6,662,608	6,583,282	6,635,959	6,513,818
Effect of dilutive securities:
Stock options	123,393	143,656	122,673	158,859

Denominator for diluted earnings per common share — adjusted weighted average shares	6,786,001	6,726,938	6,758,632	6,672,677

Basic earnings per common share	$1.18	$0.75	$3.05	$2.79
Diluted earnings per common share	$1.16	$0.73	$2.99	$2.72

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Service cost	$56	$50	$167	$149
Interest cost	113	104	339	312
Amortization of transition obligation	23	23	68	68
Amortization of prior service cost	35	34	104	79
Amortization of net loss	16	69	93	150

Net periodic pension cost	$243	$280	$771	$758

      The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in it’s 2003 Annual Report on Form 10-K that it expected to contribute $513 to the unfunded defined benefit plans during 2004. For the three and nine months ended September 30, 2004, the Company contributed $128 and $385 to these plans. There has been no change to the estimate of total contributions for 2004 from the amount previously reported.

5.  Pending Accounting Pronouncements

      Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 has been deferred pending issuance of a final FASB Staff Position. The Company believes that the adoption of the recognition and measurement guidance in EITF 03-1 will not have an effect on its consolidated financial statements given its current ability and intent to hold such securities until a forecasted recovery or maturity occurs. The application of EITF 03-1 in future reporting periods may cause the Company to recognize impairment losses in the Consolidated Statement of Income. Since fluctuations in the fair value of available-for-sale securities are already recorded in accumulated other comprehensive income, the application of EITF 03-1 is not expected to have a significant impact on stockholders’ equity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2004 and consolidated results of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp. and HVB Leasing Corp. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s 2003 Annual Report on Form 10-K.

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

      The Company derives substantially all of its revenue from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals within its market area, primarily Westchester County and portions of New York City. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to maintain and grow net interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. On a long term basis, the Company may seek to diversity its revenue base by developing or acquiring closely related businesses or branches in the surrounding area. The Company’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of net interest income to changes in interest rates.

      Net income for the three months ended September 30, 2004 was $7.8 million or $1.16 per diluted share, an increase of $2.9 million or 58.4 percent compared to $5.0 million or $0.73 per diluted share for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $20.2 million or $2.99 per diluted share, an increase of $2.0 million or 11.3 percent compared to $18.2 million or $2.72 per diluted share for the nine months ended September 30, 2003. Net income for the nine month periods ended September 30, 2004 and 2003 included approximately $0.7 million and $3.4 million, respectively, of after-tax realized gains on sales of securities available for sale. These sales were conducted as part of the Company’s ongoing asset/liability management process, which reflected the Company’s ongoing efforts to effectively reposition its portfolios during periods of changing economic conditions. Excluding the aforementioned realized gains, net income for the three and nine month periods ended September 30, 2004 increased $2.2 million and $4.8 million compared to the prior year periods. The Company achieved substantial growth in both of its core businesses, loans and deposits, during the nine months ended September 30, 2004. In addition, the Company increased its long-term borrowings by $70.0 million during the second and third quarters of 2004 and reinvested the proceeds into mortgage-backed securities and obligations of state and political subdivisions in an effort to continue to effectively utilize its capital. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. The declining interest rate environment which began in 2001 and continued through the first half of 2003 stabilized during the remainder of 2003 and into 2004. As rates stabilized, the Company was able to redeploy short-term investments and maturing funds into longer term opportunities. As a result of the redeployment, core growth and additional leveraging, tax equivalent basis net interest income increased $4.2 million or 27.4 percent to $19.7 million for the three months ended September 30, 2004, compared to $15.5 million for the same period in the prior year, and increased $8.6 million or 18.2 percent to $56.0 million for the nine months ended September 30, 2004, compared to $47.4 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.2 million and $3.6 million for the three and nine month periods ended September 30, 2004 and $1.1 million and $3.3 million for the three and nine month periods ended September 30, 2003.

      Non interest expense for the three months ended September 30, 2004 was $9.1 million, an increase of $0.5 million or 6.1 percent compared to $8.6 million for the same period in the prior year. Non interest expense for the nine months ended September 30, 2004 was $26.6 million, an increase of $1.7 million or 6.9 percent compared to $24.9 million for the same period in the prior year. The increases reflect the Company’s continued investment in its branch network, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers.

      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at September 30, 2004 reflects minimal near term interest rate risk with the Company’s net interest income increasing slightly if rates rise and declining slightly if rates fall.

      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity is sufficient for its current business needs.

      The Company and the Bank are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. Both the Company and the Bank exceeded all current regulatory capital requirements and were in the “well capitalized” category at September 30, 2004. Management plans to conduct the affairs of the Company and the Bank so as to maintain a strong capital position in the future.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2004. There is no assurance that the Bank will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2004 and September 30, 2003

  Summary of Results

      The Company reported net income of $7.8 million for the three months ended September 30, 2004, an increase of $2.8 million or 58.4 percent compared to $5.0 million reported for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $20.2 million, an increase of $2.0 million or 11.3 percent compared to $18.2 million for the nine months ended September 30, 2003. Net income for the nine month periods ended September 30, 2004 and 2003 included approximately $0.7 million and $3.4 million, respectively, of after-tax realized gains on sales of securities available for sale. These sales were conducted as part of the Company’s ongoing asset/liability management process, which reflected the Company’s ongoing efforts to effectively reposition its portfolios during periods of changing economic conditions. Excluding the aforementioned realized gains, net income for the three and nine month periods ended September 30, 2004 increased $2.2 million and $4.8 million compared to the prior year periods. These increases resulted from higher net interest income and higher non interest income, partially offset by higher non interest expenses, higher income taxes and, for the nine month period, a higher provision for loan losses.

      Diluted earnings per share were $1.16 for the three months ended September 30, 2004, an increase of $0.43 or 58.9 percent over the $0.73 reported for the three months ended September 30, 2003. Diluted earnings per share were $2.99 for the nine months September 30, 2004, an increase of $0.27 or 9.9 percent from the $2.72 reported for the nine months ended September 30, 2003. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 20.9 percent and 1.7 percent, respectively, for the three months ended September 30, 2004, compared to 14.7 percent and 1.2 percent, respectively, in the prior year period. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 18.5 percent and 1.6 percent, respectively, for the nine months ended September 30, 2004, compared to 18.6 percent and 1.6 percent, respectively, in the prior year period.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2004 and September 30, 2003, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2004 and 2003.

	Three Months Ended September 30,

	2004			2003

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$3,175	$6	0.76%	$2,265	$2	0.35%
Federal funds sold	14,105	51	1.45	60,988	146	0.96
Securities:(1)
Taxable	727,595	6,829	3.75	631,129	4,057	2.57
Exempt from federal income taxes	194,540	3,356	6.90	175,064	3,174	7.25
Loans, net(2)	797,644	13,942	6.99	663,729	11,831	7.13

Total interest earning assets	1,737,059	24,184	5.57	1,533,175	19,210	5.01

Non interest earning assets:
Cash and due from banks	41,103			41,101
Other assets	44,838			39,213

Total non interest earning assets	85,941			80,314

Total assets	$1,823,000			$1,613,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$315,187	$440	0.56%	$305,767	$442	0.58%
Savings	70,686	37	0.21	64,275	48	0.30
Time	163,232	493	1.21	162,893	503	1.24
Checking with interest	119,451	65	0.22	107,523	60	0.22
Securities sold under repurchase agreements and other short-term borrowings	190,627	578	1.21	157,960	405	1.03
Other borrowings	258,129	2,857	4.43	188,157	2,277	4.84

Total interest bearing liabilities	1,117,312	4,470	1.60	986,575	3,735	1.51

Non interest bearing liabilities:
Demand deposits	536,844			475,722
Other liabilities	18,362			16,375

Total non interest bearing liabilities	555,206			492,097

Stockholders’ equity(1)	150,482			134,817

Total liabilities and stockholders’ equity(1)	$1,823,000			$1,613,489

Net interest earnings		$19,714			$15,475

Net yield on interest earning assets			4.54%			4.04%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,175 and $1,111 for the three month periods ended September 30, 2004 and September 30, 2003, respectively.

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2004 and September 30, 2003, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2004 and 2003.

	Nine Months Ended September 30,

	2004			2003

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$2,985	$13	0.58%	$2,572	$11	0.57%
Federal funds sold	12,634	110	1.16	64,480	524	1.08
Securities:(1)
Taxable	692,109	18,713	3.61	583,471	13,753	3.14
Exempt from federal income taxes	192,403	10,162	7.04	170,067	9,297	7.29
Loans, net(2)	759,916	39,142	6.87	653,370	35,593	7.26

Total interest earning assets	1,660,046	68,140	5.47	1,473,960	59,178	5.35

Non interest earning assets:
Cash and due from banks	40,365			39,141
Other assets	42,071			34,860

Total non interest earning assets	82,436			74,001

Total assets	$1,742,482			$1,547,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$319,002	$1,312	0.55%	$298,153	$1,632	0.73%
Savings	69,587	99	0.19	63,353	171	0.36
Time	164,340	1,413	1.15	167,707	1,708	1.36
Checking with interest	109,075	175	0.21	95,914	200	0.28
Securities sold under repurchase agreements and other short-term borrowings	190,549	1,520	1.06	150,151	1,286	1.14
Other borrowings	220,324	7,575	4.58	188,163	6,757	4.79

Total interest bearing liabilities	1,072,877	12,094	1.50	963,441	11,754	1.63

Non interest bearing liabilities:
Demand deposits	507,956			442,246
Other liabilities	15,788			11,903

Total non interest bearing liabilities	523,744			454,149

Stockholders’ equity(1)	145,861			130,371

Total liabilities and stockholders’ equity(1)	$1,742,482			$1,547,961

Net interest earnings		$56,406			$47,424

Net yield on interest earning assets			4.50%			4.29%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $3,557 and $3,254 for the nine month periods ended September 30, 2004 and September 30, 2003, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2004 and September 30, 2003.

	(000’s)

	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$1	$3	$4	$2	—	$2
Federal funds sold	(112)	17	(95)	(421)	$7	(414)
Securities:
Taxable	620	2,152	2,772	2,561	2,399	4,960
Exempt from federal income taxes(2)	353	(171)	182	1,221	(356)	865
Loans, net	2,387	(276)	2,111	5,804	(2,255)	3,549

Total interest income	3,249	1,725	4,974	9,167	(205)	8,962
Interest expense:
Deposits:
Money market	14	(16)	(2)	114	(434)	(320)
Savings	5	(16)	(11)	17	(89)	(72)
Time	1	(11)	(10)	(34)	(261)	(295)
Checking with interest	7	(2)	5	27	(52)	(25)
Securities sold under repurchase agreements and other short-term borrowings	84	89	173	346	(112)	234
Other borrowings	847	(267)	580	1,155	(337)	818

Total interest expense	958	(223)	735	1,625	(1,285)	340

Increase in interest differential	$2,291	$1,948	$4,239	$7,542	$1,080	$8,622

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2004 and 2003.

  Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and nine month periods ended September 30, 2004, net interest income, on a tax equivalent basis, increased $4.2 million or 27.4 percent to $19.7 million and $8.6 million or 18.2 percent to $56.4 million, respectively, compared to $15.5 million and $47.4 million in the prior year periods. Net interest income for the three months ended September 30, 2004 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $73.1 million or 13.4 percent to $619.7 million compared to $546.6 million in the prior year period, and an increase in the tax equivalent basis net interest margin to 4.54 percent in 2004 from 4.04 percent in the prior year period. Net interest income for the nine months ended September 30, 2004 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $76.7 million or 15.0 percent to $587.2 million compared to $510.5 million in the prior year period, and an increase in the tax equivalent basis net interest margin to 4.50 percent in 2004 from 4.29 percent in the prior year period.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $5.0 million or 25.9 percent to $24.2 million and $8.9 million or 15.1 percent to $68.1 million, respectively, for the three and nine month periods ended

September 30, 2004, compared to $19.2 million and $59.2 million in the prior year periods. Average interest earning assets increased $203.9 million or 13.3 percent to $1,737.1 million and $186.1 million or 12.6 percent to $1,660.1 million, respectively, for the three and nine month periods ended September 30, 2004, compared to $1,533.2 million and $1,474.0 million in the prior year periods. Volume increases in interest bearing deposits, taxable securities, tax-exempt securities and loans and higher interest rates, partially offset by volume decreases in federal funds sold contributed to the higher interest income in the three and nine month periods ended September 30, 2004 as compared to the same periods in the prior year.

      Average total securities, excluding average net unrealized gains on available for sale securities, increased $115.9 million or 14.4 percent to $922.1 million and $131.0 million or 17.4 percent to $884.5 million, respectively, for the three and nine month periods ended September 30, 2004, compared to $806.2 million and $753.5 million for the same periods in the prior year. The increase in average total securities in the current year periods as compared to the prior year periods resulted from the gradual deployment, throughout the second half of 2003 and into the first quarter of 2004, of available free funds, deposit growth in excess of loan growth and increases in borrowings into fixed rate U.S. Agency bonds, fixed and variable rate mortgage backed securities, and tax exempt securities as interest rates began to stabilize. Average tax equivalent basis yields on securities for the three and nine month periods ended September 30, 2004 were 4.42 percent and 4.35 percent, respectively, compared to 3.59 percent and 4.08 percent in the prior year periods. As a result, tax equivalent basis interest income from securities was higher for the three and nine month periods ended September 30, 2004, compared to the same periods in the prior year, due to higher volume and higher interest rates.

      Average net loans increased $133.9 million or 20.2 percent to $797.6 million and $106.5 million or 16.3 percent to $759.9 million, respectively, for the three and nine month periods ended September 30, 2004, compared to $663.7 million and $653.4 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on expansion of loan production capabilities and more effective market penetration. Average yields on loans were 6.99 percent and 6.87 percent, respectively, for the three and nine month periods ended September 30, 2004 compared to 7.13 percent and 7.26 percent for the same periods in the prior year. As a result, interest income on loans was higher for the three and nine month periods ended September 30, 2004, compared to the same periods in the prior year, due to higher volume, partially offset by lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $0.7 million or 19.7 percent to $4.4 million and $0.3 million or 2.9 percent to $12.1 million, respectively, for the three and nine month periods ended September 30, 2004, compared to $3.7 million and $11.8 million for the same periods in the prior year. Average interest bearing liabilities increased $130.7 million or 13.3 percent to $1,117.3 million and $109.4 million or 11.4 percent to $1,072.9 million, respectively, for the three and nine month periods ended September 30, 2004, compared to $986.6 million and $963.4 million for the same periods in the prior year. The increase in average interest bearing liabilities for the three month period ended September 30, 2004, as compared to the same period in the prior year, resulted from volume increases in money market deposits, checking with interest, savings deposits, time deposits and borrowed funds. The increase in average interest bearing liabilities for the nine month period ended September 30, 2004, as compared to the same period in the prior year, resulted from volume increases in money market deposits, checking with interest, savings deposits and borrowed funds, partially offset by a slight volume decrease in time deposits. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches. The increase in average borrowed funds resulted from increases in short term repurchase agreements with customers and brokers and a $70.0 million increase in long term borrowings in May 2004 conducted as part of management’s ongoing effort to effectively leverage the Company’s capital. The decrease in time deposits resulted primarily from a decrease in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. With the exception of interest rates on short term repurchase agreements during the three months ended September 30, 2004, average interest rates on deposits and borrowings were generally lower during the three and nine month periods ended September 30, 2004, compared to the same periods in the prior year. As a result, interest expense was higher for the three and nine month periods ended September 30, 2004, compared to the same periods in the prior year due to higher volume, partially offset by lower interest rates. Average non interest bearing demand deposits increased $61.1 million or 12.8 percent to $536.8 million and $65.7 million or 14.9 percent to $508.0 million, respectively, for the three and nine month periods ended September 30, 2004, compared to $475.7 million and $442.2 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested in loans and securities.

      The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,

	2004	2003	2004	2003

Average interest rate on:
Total average interest earning assets	5.57%	5.01%	5.47%	5.35%
Total average interest bearing liabilities	1.60	1.51	1.50	1.63
Total interest rate spread	3.97	3.50	3.97	3.73

      Interest rate spreads increased in the current year periods, compared to the prior year periods. These increases reflect the general stabilization of interest rates and the impact of greater deployment of available funds into loans and investments. Management cannot predict what impact market conditions will have on its interest rate spread, and future compression in net interest rate spread may occur.

  Provision for Loan Losses

      The Bank did not record a provision for loan losses for the three month periods ended September 30, 2004 and 2003. The Bank recorded a provision for loan losses of $473,000 and $394,000 for the nine month periods ended September 30, 2004 and 2003. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

     Non Interest Income

      Non interest income, excluding realized gains on sales of securities available for sale, for the three and nine month periods ended September 30, 2004 decreased 18.9 percent to $1.1 million from $1.4 million and increased 19.8 percent to $3.2 million from $2.8 million, compared to the prior year periods. The changes were due to the following:

•	Gains on calls or sales of securities available for sale were $1.1 million and $0 for the three month periods ended September 30, 2004, and 2003 and $1.1 million and $5.4 million for the nine month periods ended September 30, 2004 and 2003. See “Net Interest Income” for

further discussion.

•	Service charges for the three and nine month periods ended September 30, 2004 increased 130.6 percent to $1.0 million from $0.4 million and 111.9 percent to $2.7 million from $1.3 million compared to the prior year periods. These increases reflect new fees, a higher level of fees charged and increased activity.

•	Other income for the three and nine month periods ended September 30, 2004 decreased 84.5 percent to $152,000 from $983,000 and 63.8 percent to $506,000 from $1,398,000 compared to the prior year periods. Other income included a gain on sale of OREO and other non-recurring fee income for the three and nine month periods ended September 30, 2003.

     Non Interest Expense

      Non interest expense for the three and nine month periods ended September 30, 2004 increased 6.1 percent to $9.1 million from $8.6 million and 6.1 percent to $26.6 million from $24.9 million compared to the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, professional services expense, equipment expense, business development expense and other operating expenses for the three month period ended September 30, 2004, as compared to the prior year period, and increases in salaries and employee benefits expense, occupancy expense, professional services, equipment expense, business development expense, other operating expenses partially offset by decreases in the Federal Deposit Insurance Corporation (“FDIC”) assessment for the nine month period ended September 30, 2004, as compared to the prior year period.

      Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2004 increased 3.2 percent to $5.3 million from $5.1 million and 7.2 percent to $15.4 million from $14.4 million, compared to prior year periods. The increase resulted from additional staff to accommodate the growth in loans and deposits, new branch facilities, as well as merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

      Occupancy expense for the three and nine month period ended September 30, 2004 increased 17.9 percent to $0.8 million from $0.7 million and 7.8 percent to $2.3 million from $2.1 million, compared to prior year periods. These increases reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services for the three month period ended September 30, 2004 increased 10.5 percent to $851,000 from $770,000 compared to the prior year period. The increase resulted from professionals engaged to assist in the implementation of the requirements of the Sarbanes-Oxley Act of 2002. Professional services for the nine month period ended September 30, 2004 was essentially unchanged compared to prior year period.

      Equipment expense for the three and nine month period ended September 30, 2004 increased 8.4 percent to $490,000 from $452,000 and 12.4 percent to $1.5 million from $1.4 million compared to the prior year periods. The increases resulted from increased maintenance costs compared to the prior year periods.

      Business development expense for the three and nine month periods ended September 30, 2004 increased 14.0 percent to $390,000 from $342,000 and 5.7 percent to $1,143,000 from $1,081,000 compared to the prior year periods. The increases were due to increased promotion of bank products.

      The assessment of the FDIC was unchanged for the three month period ended September 30, 2004 as compared to the prior year period. The assessment of the FDIC for the nine month period ended September 30, 2004 decreased 4.4 percent to $129,000 from $135,000 as compared to the prior year period. This decrease resulted from a decrease in the deposit assessment rate.

      Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2004 compared to September 30, 2003, were due to the following:

•	Increase of $54,000 (49.1%) and $144,000 (37.4%), respectively, in stationary and printing costs due increased costs of paper.

•	Decrease of $7,000 (140.0%) and of $45,000 (88.2%), respectively, in other insurance expense resulting from increases in banker’s professional insurance costs and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance programs.

•	Increase of $55,000 (23.9%) and $147,000 (21.7%), respectively, in communications expense due to added voice and data lines associated with the expansion of technology usage and growth in customer and business activity.

•	Increase of $49,000 (37.4%) and $91,000 (21.2%), respectively, in courier costs due to increased branch and customer utilization of the service and increase service costs.

•	Decrease of $5,000 (9.4%) and $67,000 (35.6%), respectively, in other loan costs due to decreased loan collection expenses.

•	Increase of $39,000 (15.4%) and $146,000 (19.1%), respectively, in outside services costs due to increased data processing costs.

•	Decrease of $57,000 (55.9%) and $163,000 (54.5%), respectively, in dues, meetings and seminar expense due to decreased participation in such events.

Income Taxes

      The effective combined income tax rate for the three and nine month periods ended September 30, 2004 were 32.6 percent and 32.1 percent, respectively, as compared to 31.2 percent and 32.6 percent for the same periods in the prior year. Changes in effective rates are primarily due to the timing of tax related to gains on sales of securities available for sale and the effects of other changes in the mix of assets subject to federal, state and local income taxes.

      The New York State Department of Taxation and Finance has recently completed an audit of the Company’s New York State Corporation Tax Returns for the years 1996 through 1998 and has assessed additional tax, interest and penalties of approximately $1.5 million. The Company is contesting this assessment. The Company does not believe the resolution of this matter will have a significant impact on its financial position. During the third quarter of 2004, the New York State Department of Taxation and Finance began an audit of tax years 1999 through 2001.

Financial Condition

Assets

      The Company had total assets of $1,877.9 million at September 30, 2004, an increase of $208.4 million or 12.5 percent from $1,669.5 million at December 31, 2003.

Federal Funds Sold

      Federal funds sold totaled $53.7 million at September 30, 2004, an increase of $47.7 million from $6.0 million at December 31, 2003. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments.

Securities and FHLB Stock

      The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $5.9 million at September 30, 2004 comprised primarily of obligations of municipalities located within the Company’s market area.

      Securities totaled $877.8 million at September 30, 2004, an increase of $16.3 million or 1.9 percent from $861.4 million at December 31, 2003. Securities classified as available for sale, which are recorded at estimated fair value, totaled $803.6 million at September 30, 2004, a decrease of $57.7 million or 6.7 percent from $861.4 million at December 31, 2003. Securities classified as held to maturity, which are recorded at amortized cost, totaled $74.1 million at September 30, 2004. There were no securities classified as held to maturity at December 31, 2003. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at September 30, 2004:

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$172,915	$83	$999	$171,999
Mortgage-backed securities	392,108	1,278	3,486	389,900
Obligations of state and political subdivisions	183,856	7,086	593	190,349
Other debt securities	29,819	347	215	29,951

Total debt securities	778,698	8,794	5,293	782,199
Mutual funds and other equity securities	21,056	591	201	21,446

Total	$799,754	$9,385	$5,494	$803,645

Classified as Held to Maturity

Mortgage-backed securities	$69,003	$1,126	$19	$70,110
Obligations of states and political subdivisions	5,110	80	6	5,184

Total	$74,113	$1,206	$25	$75,294

      U.S. Treasury and government agency obligations classified as available for sale totaled $172.0 million at September 30, 2004, a decrease of $15.1 million or 8.1 percent from $187.1 million at December 31, 2003. The decrease was due to maturities and calls of $46.6 million and other decreases of $1.6 million, partially offset by purchases of $33.1 million. The purchases and maturities included $8.1 million and $18.1 million, respectively, of short-term U.S. Treasury bills with maturities of less than 60 days at the time of purchase. These maturing funds were redeployed into higher yielding longer term investments and loans as part of the Company’s ongoing asset/ liability management. There were no U.S. Treasury or government agency obligations classified as held to maturity at September 30, 2004 or at December 31, 2003.

      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $389.9 million at September 30, 2004, a decrease of $44.3 million or 10.2 percent from $434.2 million at December 31, 2003. The decrease was due to principal paydowns of $93.6 million, sales of $22.5 million and other decreases of $1.7 million, partially offset by purchases of $73.5 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $69.0 million at September 30, 2004. There were no mortgage-backed securities classified as held to maturity at December 31, 2003. The increase was due to purchases of $71.3 million, partially offset by principal paydowns of $2.2 million and other changes of $0.1 million. The purchases consisted of fixed and variable rate mortgage-backed securities with average lives of five years or less at the time of purchase. The sales were conducted as a result of asset/ liability management efforts to maximize yield and reposition the portfolio during the extended period of low interest rates.

      Obligations of state and political subdivisions classified as available for sale totaled $190.3 million at September 30, 2004, a decrease of $0.4 million or 0.2 percent from $190.7 million at December 31, 2003. The decrease was due to maturities and calls of $17.6 million, sales of $6.6 million and other decreases of $1.2 million, partially offset by purchases of $25.0 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at September 30, 2004. There were no obligations classified as held to maturity at December 31, 2003. The increase resulted from purchases of $5.1 million. The combined available for sale and held to maturity obligations at September 30, 2004 were comprised of approximately 67 percent of New York State political subdivisions and 33 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

      Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $30.0 million at September 30, 2004, an increase of $2.0 million or 7.1 percent from $28.0 million at December 31, 2003. The increase resulted from purchases of $2.2 million and other increases of $0.3 million, partially offset by maturities of $0.5 million. All other debt securities are classified as available for sale.

      Mutual funds and other equity securities of $21.4 million were unchanged at September 30, 2004, compared to December 31, 2003. All mutual funds and other equity securities are classified as available for sale.

      The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $13.9 million at September 30, 2004, compared to $11.2 million at December 31, 2003.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2004 or December 31, 2003.

Loans

      Net loans totaled $822.1 million at September 30, 2004, an increase of $115.0 million or 16.2 percent from $707.1 million at December 31, 2003. The increase resulted principally from a $41.0 million increase in commercial and industrial loans, a $37.9 million increase in construction loans, a $43.2 million increase in residential real estate loans and a $4.5 million increase in loans to individuals, partially offset by a $10.4 million decrease in commercial real estate loans.

      Major classifications of loans at September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003

	(000’s)
Real Estate:
Commercial	$231,192	$241,566
Construction	98,771	60,892
Residential	221,709	178,518
Commercial and industrial	259,165	218,130
Individuals	19,743	15,256
Lease financing	5,996	6,000

Total	836,576	720,362
Deferred loan fees, net	(2,544)	(1,817)
Allowance for loan losses	(11,885)	(11,441)

Loans, net	$822,147	$707,104

      The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more and still accruing as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003

	(000’s except percentages)
Non-accrual loans at period end	$2,663	$2,913
Loans past due 90 days or more and still accruing	2,691	1,431
Nonperforming assets to total assets at period end	0.14%	0.17%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $205,000 and $188,000 for the nine month period ended September 30, 2004 and the year ended December 31, 2003, respectively. There was no interest income on nonperforming assets included in net income for the three and nine month periods ended September 30, 2004 and the year ended December 31, 2003.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	September 30,	Change During	December 31,
	2004	Period	2003

	(000’s)
Specific component	$1,778	$246	$1,532
Formula component	1,307	(2)	1,309
Unallocated component	8,800	200	8,600

Total allowance	$11,885		$11,441

Net change		444
Net chargeoffs		(29)

Provision amount		$473

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

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at September 30, 2004.

•	Economic and business conditions — Continuation of the improvements in the overall economy which began during the second half of 2003, as evidenced by reduced unemployment and improvements in productivity and corporate profits, were less certain during the third quarter of 2004. Signs of increased inflation, such as the recent pronounced rise in energy costs, significant increases in real estate taxes within the Bank’s market area and the general expectation of continued near term rises in interest rates could have negative effects on the demand for or value of real estate, the primary collateral for the Bank’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentrations in construction loans increased to 11.8 percent of total loans at September 30, 2004 from 8.5 percent at December 31, 2003. These loans generally have a higher degree of risk than other types of loans which the Bank makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Delinquencies and nonperforming loans increased in the aggregate during the nine months ended September 30, 2004. As a result of the Bank’s regular periodic loan review process, certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced a low cost home equity product during the fourth quarter of 2002. As of September 30, 2004, home equity loans represent approximately 6.7% of total loans. Any probable losses with respect to this product are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $200,000 increase in the unallocated component of the allowance to $8.8 million reflects our best estimate of probable losses which have been incurred as of September 30, 2004.

     Deposits

      Deposits totaled $1,280.0 million at September 30, 2004, an increase of $155.1 million or 13.8 percent from $1,124.9 million at December 31, 2003. The following table presents a summary of deposits at September 30, 2004 and December 31, 2003:

	(000’s)

	September 30,	December 31,	Increase
	2004	2003	(Decrease)

Demand deposits	$600,906	$484,956	$115,950
Money market accounts	314,238	297,332	16,906
Savings accounts	72,382	68,713	3,669
Time deposits of $100,000 or more	98,330	88,415	9,915
Time deposits of less than $100,000	68,251	70,247	(1,996)
Checking with interest	125,885	115,237	10,648

	$1,279,992	$1,124,900	$155,092

      Approximately $46.7 million of the $116.0 million increase in demand deposits as of September 30, 2004 compared to December 31, 2003 resulted from a large overnight deposit on September 30, 2004 from one of the Bank’s customers. The remainder of the overall increase in deposits resulted from new account relationships and increased account activity.

     Borrowings

      Total borrowings were $426.4 million at September 30, 2004, an increase of $40.0 million or 10.4 percent from $386.4 million at December 31, 2003. The overall increase resulted from additions of $70.0 million of term FHLB borrowings and a $5.0 million increase in short-term repurchase agreements, partially offset by a $35.0 million decrease in other short-term borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

     Stockholders’ Equity

      Stockholders’ equity totaled $155.5 million at September 30, 2004, an increase of $13.1 million or 9.2 percent from $142.4 million at December 31, 2003. Increases in stockholders’ equity resulted from net income of $20.2 million for the nine months ended September 30, 2004, $3.3 million proceeds from stock options exercised and $0.4 million proceeds from sales of treasury stock. Decreases in stockholders’ equity resulted from $8.6 million cash dividends paid on common stock, $1.7 million purchases of treasury stock and a $0.5 million decrease in accumulated comprehensive income, principally as a result of a decrease in the net unrealized value of securities available for sale.

      The Company’s and the Bank’s capital ratios at September 30, 2004 and December 31, 2003 are as follows:

			Minimum for
			Capital
	September 30,	December 31,	Adequacy
	2004	2003	Purposes

Leverage ratio:
Company	8.8%	8.4%	4.0%
Bank	8.7	8.4	4.0
Tier 1 capital:
Company	15.1%	15.6%	4.0%
Bank	15.0	15.6	4.0
Total capital:
Company	16.3%	16.9%	8.0%
Bank	16.2	16.9	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at September 30, 2004 and December 31, 2003.

     Liquidity

      The Bank’s liquid assets, at September 30, 2004, include cash and due from banks of $66.9 million and Federal funds sold of $53.7 million. Other sources of liquidity at September 30, 2004 include maturities and principal payments on loans and securities, including approximately $130.0 million of loans maturing in one year or less, and approximately $93.0 million of securities having contractual maturities, expected call dates or average lives of one year or less. In addition, at September 30, 2004, the Bank had available borrowing facilities of $200 million from a large New York based investment banking firm, $120 million from the FHLB, $40 million under three federal funds purchased facilities and $110 million available under Retail CD Brokerage Agreements. These facilities are subject to various terms and conditions including, in some cases, loan or securities collateral requirements. Based on the above facilities and additional collateral that could be sold under agreements to repurchase, The Bank’s available borrowing capacity was approximately $480 million at September 30, 2004.

      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs, to be responsive to changing interest rate markets and to fund the acquisition of A.R. Schmeidler & Co., Inc. Management believes the primary source of liquidity for A.R. Schmeidler & Co., Inc. will be generated through its operating activities and, therefore, will not result in significant liquidity needs from the Bank.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2004. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2003 were previously reported in the Company’s 2003 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2004 compared to December 31, 2003.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2004. The Company had no derivative financial instruments in place at September 30, 2004.

      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2004 shows the Company’s net interest income increasing slightly if rates rise and decreasing slightly if rates fall.

      The Company also prepares a static gap analysis which, at September 30, 2004, shows a positive cumulative static gap of $87.9 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2003. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2004.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from September 30, 2004	Policy Limit

+200 basis points	1.4%	(5.0)%
-100 basis points	(3.0)%	(5.0)%

      As of December 31, 2002, a 100 basis point downward change in interest rates was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change has not been meaningful in light of interest rate levels since that time. The percentage change in estimated net interest income in the +200 and -100 basis points scenario is within the Company’s policy limits.

Item 4.     Controls and Procedures

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objective. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the design and operation of our disclosure controls and procedures provided reasonable assurance that the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended September 30, 2004, there have not been any significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      On September 15, 2004, the Company sold 2,456 shares of its common stock to an existing common shareholder for $110,520 in a transaction that did not involve a public offering. In conducting the sale, the Company relied upon the exemption from registration provided by section 4(2) of the Securities Act of 1933. The proceeds from the sale were used for general corporate purposes.

The following table sets forth information with respect to purchases made by the Company of it’s common stock during the three months ended September 30, 2004.

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

July 2004(1)	635	$38.25	635	—
August 2004(1)	2,422	43.24	2,422	—
September 2004(2)	9,382	43.94	9,382	65,618

Total	12,439	$43.51	12,439	65,618

(1)	In May 2004, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $38.25 per share, or a price of $44.00 per share for transactions of at least 2,000 shares. This offer expired on August 31, 2004.

(2)	In August 2004, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $39.00 per share, or a price of $45.00 per share for transactions of at least 2,000 shares. This offer expires on December 10, 2004.

Item 6.  Exhibits and Reports on Form 8-K

      (A) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (B) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on September 1, 2004 in connection with a stock repurchase program (Items 8.01 and 9.01).

      The Registrant filed a Current Report on Form 8-K on October 6, 2004 in connection with the acquisition of A.R. Schmeidler and Co, Inc (Items 8.01 and 9.01).

      The Registrant filed a Current Report on Form 8-K on October 20, 2004 in connection with the appointment of a Chief Operating Officer (Item 5.02).

      The Registrant filed a Current Report on Form 8-K on October 27, 2004 in connection with its nine month earnings release and the declaration of a cash dividend (Items 8.01 and 9.01).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer

November 5, 2004