Form 10-K
period 2004-12-31
HUDSON VALLEY HOLDING CORP
filed 2005-03-11
CIK 722256

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Act.)  Yes  ☒  No  ☐

Class	Outstanding at March 1, 2005

Common Stock ($0.20 par value)	7,369,731 Shares

      The aggregate market value on June 30, 2004 of voting stock held by non-affiliates of the Registrant was approximately $168,756,000.

Documents incorporated by reference:

      Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

FORM 10-K

			Page No.

PART I
	ITEM 1	BUSINESS	1
	ITEM 2	PROPERTIES	12
	ITEM 3	LEGAL PROCEEDINGS	13
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
PART II
	ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
	ITEM 6	SELECTED FINANCIAL DATA	18
	ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
	ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
	ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	56
	ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	87
	ITEM 9A	CONTROLS AND PROCEDURES	87
	ITEM 9B	OTHER INFORMATION	87
PART III
	ITEMS 10 THROUGH 14. (INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THAT FISCAL YEAR)
PART IV
	ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	87
SIGNATURES			89
EX-10.6 SPECIMEN INCENTIVE STOCK OPTION AGREEMENT
EX-11 COMPUTATION OF PER SHARE EARNINGS
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23 CONSENTS OF EXPERTS AND COUNSEL
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-31.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I

ITEM 1 — BUSINESS

General

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 15 branch offices in Westchester County, New York, 2 in Bronx County, New York and 2 in Manhattan, New York. In addition, the Bank has a loan production office located in Queens County, New York. The Bank opened its second Manhattan branch location at 233 Broadway, New York, New York on April 26, 2004. In March 2005, the Bank applied for regulatory approval to open a branch location at 320 Park Avenue, New York, New York. Once opened this will be the Bank’s third branch location in Manhattan. Effective January 1, 2005, the Bank closed its loan production office located at 300 Westage Business Center Drive, Fishkill , New York (Dutchess County) due to staff turnover and inadequate loan production. In February 2005, the Bank applied for regulatory approval to convert its loan production office in Queens to a full service branch location.

      Effective October 1, 2004, the Bank acquired A.R. Schmeidler & Co., Inc., a money management firm with more than $500 million in assets under management, located at 555 Fifth Avenue in Manhattan, New York. The acquisition, which was made for cash, was accounted for as a purchase. The acquired company is not a significant subsidiary for accounting purposes. This acquisition is part of the Bank’s long-term strategic decision to diversify its revenue stream beyond the core business of taking deposits and making loans in its local communities by developing or acquiring closely related businesses or branches in the surrounding areas. The acquisition will enable the Bank to expand its investment management capabilities and provide a valuable service to its customers.

      On December 23, 2004, the Company entered into an Agreement and Plan of Consolidation (the “Agreement”) with New York National Bank, a national banking association (“NYNB”), whereby the Company would acquire NYNB as a wholly-owned bank subsidiary. This agreement is subject to numerous conditions, including all required regulatory approvals for which the Company and NYNB have made application as well as approval of NYNB shareholders. Management believes the acquisition of NYNB will further expand its presence in the Bronx and Manhattan where NYNB currently operates 5 branch locations. The Company anticipates that the acquisition will close by June 30, 2005 subject to the receipt of regulatory approvals and the satisfaction of other conditions contained in the Agreement.

      The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals within its market area. See “Our Market Area.”

      Our principal executive offices are located at 21 Scarsdale Road, Yonkers, New York 10707.

      The Bank’s principal customers are small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals. The Bank’s strategy is to operate as a community-oriented banking institution dedicated to providing personalized service to customers and focusing on products and services for selected segments of the market. The Bank believes that its ability to attract and retain customers is due primarily to its focused approach to its markets, its personalized and professional services, its product offerings, its experienced staff, its knowledge of its local markets and its ability to provide responsive solutions to customer needs. The Bank provides these products and services to a diverse range of customers and does not rely on a single large depositor for a significant percentage of deposits. The Bank anticipates that it will continue to expand in its current market and surrounding area by acquiring other banks and related businesses, adding staff and continuing to open new branch offices and loan production offices.

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

Subsidiaries of the Bank

      In 1991, the Bank formed a wholly-owned subsidiary, Hudson Valley Investment Corp., a Delaware corporation, primarily for the purpose of acquiring and managing a portfolio of investment securities, some of which were previously owned by the Bank. The Bank previously disclosed that it intended to liquidate this subsidiary, transferring all assets and liabilities to the Bank. Management has subsequently determined that the subsidiary should continue in operation and, therefore, will not be liquidated.

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

      In 2002, the Bank formed two wholly-owned subsidiaries. HVB Realty Corp. owns and manages five branch locations in Yonkers, New York and HVB Employment Corp. leases certain branch staff to the Bank.

      In 2004, the Bank acquired for cash A.R. Schmeidler & Co., Inc. as a wholly-owned subsidiary in a transaction accounted for as a purchase. This money management firm provides investment management services to its customers thereby generating fee income.

      The Company has no separate operations or revenues apart from the Bank and its subsidiaries. The Bank and its subsidiaries are referred to collectively as the “Bank”.

Employees

      At December 31, 2004, we employed 281 full-time employees and 28 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

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

      The city has many attractive attributes and the Bank believes that there is an opportunity for a community bank to service the small business and professionals niches very effectively. The Bank expanded into the New York City market with the opening of its first branch in the Bronx in 1999 and subsequently opened a second branch in this borough in 2002. The Bank entered the Manhattan market with the opening of a full-service branch in the Lincoln Building in 2002 and, in April 2004, a second full-service branch in lower Manhattan in the Woolworth Building. Further expansion in the city continued in 2003 with the opening of a loan production office in Rego Park, Queens. During the first quarter of 2005, the Bank applied for regulatory approval to convert this loan production office to a full service branch and to open a third Manhattan branch at 320 Park Avenue, New York, New York. The Bank will continue to evaluate expansion opportunities in these three, as well as the other two boroughs of New York City.

Competition

      The banking and financial services business in the Bank’s market area is highly competitive. There are approximately 19 commercial banks with branch banking offices in our Westchester County and New York City market area. In addition, a number of other depository institutions compete in our market area including savings banks, savings and loan associations, credit unions and brokerage houses. The branches of the Bank compete with local offices of large New York City commercial banks due to their proximity to and location within New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with the Bank for both loans and deposits. The Bank is smaller in size than most of its competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

      The Company’s strategy is to increase earnings through growth within its existing market. The Bank’s primary market area, Westchester County and New York City, has a high concentration of the types of customers that the Bank desires to serve. The Bank expects to continue to expand by opening new full service banking facilities and loan production offices, by expanding deposit gathering and loan originations in its market area, by enhancing and expanding computerized and telephonic products, by diversifying its products and services, by acquiring other banks and related businesses and through strategic alliances and contractual relationships.

      During the past five years, the Company has focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of the Bank’s products and services continues to be small and medium size businesses, professionals, not-for-profit organizations and municipalities. The Bank has expanded its market from Westchester County to include sections of New York City. The Bank has opened eight new facilities during the past five years, one in White Plains, Westchester County, one in Yonkers, Westchester County, two in Manhattan, New York, one in Dutchess County, one in Queens County, and two in Bronx County, New York and anticipates opening at least one additional facility during 2005. The Bank closed its loan production office in Dutchess County effective January 1, 2005. The Bank expects to continue to open additional facilities in the future. The Bank has invested in technology based products and services to meet customer needs. In addition, the Bank has expanded products and services in its deposit gathering and lending programs, and its offering of investment management and trust services. As a result, the Bank has approximately doubled its total assets during this five year period.

Lending

      The Bank engages in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2004, gross loans totaled $877.0 million. Gross loans were comprised of the following loan types:

Real estate	65.2%
Commercial and industrial	31.6
Individuals	2.5
Lease financing	0.7

Total	100.0%

      At December 31, 2004, the Bank’s unsecured lending limit to one borrower under applicable regulations was approximately $24.2 million.

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

      The Bank offers deposit pick up services for certain business customers. The Bank has 11 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

      For more information regarding the Bank’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposits.”

Portfolio Management Services

      The Bank provides investment management services to its customers and others through its subsidiary A. R. Schmeidler & Co., Inc., which it acquired in October 2004. The acquisition of this company by the Bank has allowed the Bank to expand its investment management services to its customers and to expand its revenue by offering such services. The Bank anticipates that it will continue to expand this line of business.

      The Bank also provides a software application to a limited number of customers designed to meet the specific administrative needs of bankruptcy trustees through a marketing and licensing agreement with the application vendor. The Bank has no current plans to expand this line of business. In addition, the Bank has participated in loans originated by various other financial institutions within the normal course of business and within standard industry practices.

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

      There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2004, the Bank could have declared additional dividends of approximately $34.6 million to the Company without prior regulatory approval.

      Under the policy of the FRB, the Company is expected to act as a source of financial strength to its banking subsidiaries and to commit resources to support its banking subsidiaries in circumstances where we might not do so absent such policy. In addition, any subordinated loans by the Company to its banking subsidiaries would also be subordinate in right of payment to depositors and obligations to general creditors of such subsidiary banks. The Company currently has no loans to the Bank.

      The FRB has established capital adequacy guidelines for bank holding companies that are similar to the Federal Deposit Insurance Corporation (“FDIC”) capital requirements for the Bank described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 10 to the Consolidated Financial Statements. As of December 31, 2004, our Tier 1 and Total risk-based capital ratios were 14.5 percent and 15.6 percent, respectively, and our leverage capital ratio was 8.2 percent. All ratios exceed the requirements under these regulations and classify us as “well capitalized.”

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

      To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of at least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8 percent. To be categorized as “well capitalized,” the Bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions that we believe have changed the Bank’s category.

      See Note 10 to the Consolidated Financial Statements.

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

  Community Reinvestment Act and Fair Lending Developments

      Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) amended the CRA to require public disclosure of an institution’s CRA rating and require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in December 2001, the Bank received a rating of “Satisfactory.”

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

  Investment Advisers Act of 1940

      In 2004, we acquired all of the stock of A. R. Schmeidler & Co., Inc., a money manager registered as an investment adviser under the federal Investment Advisers Act of 1940. A. R. Schmeidler and its representatives are also registered under the laws of various states regulating investment advisers and their representatives. Regulation under the Investment Advisers Act requires the filing and updating of a Form ADV, filed with the Securities and Exchange Commission. The Investment Advisers Act regulates, among other things, the fees that may be charged to advisory clients, the custody of client funds, relationships with brokers and the maintenance of books and records.

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

Our efforts to expand within our market and provide additional services by acquiring smaller banks and related businesses may not prove to be successful, and may subject us to unexpected costs or liabilities.

      We recently acquired a money management firm, A.R. Schmeidler & Co., Inc., and have agreed to acquire, subject to various conditions, a community-based national bank located in the Bronx. We could have difficulty integrating these new businesses within our organization, and the new businesses may not generate the revenues that we anticipate. In addition, we could be subject to new and unexpected liabilities as a result of making these acquisitions.

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

      Currently, the Bank’s income would be minimally changed in the twelve months following December 31, 2004 due to changes in the interest rate environment. However, a continuation of the current trend of rising short-term interest rates and a flattening of the yield curve could have an adverse effect on the Bank’s net interest income by decreasing the spread between the rates earned on assets and paid on liabilities. Changes in interest rates also affect the volume of loans originated by the Bank, as well as the value of its loans and other interest-earning assets, including investment securities.

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

      Approximately 87% of the loans held by the Bank as of December 31, 2004 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. The Bank currently does not own any property acquired on foreclosure. However, the Bank has in the past and may in the future acquire properties through foreclosure on loans in default. Under federal and state environmental laws, the Bank could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties acquired by the Bank on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean up costs under federal or state environmental laws.

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

      In addition, because of the demand for technology-driven products, banks are increasingly contracting with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly transaction, strategic, reputation and compliance risks. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology.

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

      In addition to the main branch, the Bank operates 14 branches in Westchester County, New York. The following seven branches are owned by the Bank: 37 East Main Street, Elmsford, New York; 61 South Broadway, Yonkers, New York; 150 Lake Avenue, Yonkers, New York; 865 McLean Avenue, Yonkers, New York; 512 South Broadway, Yonkers, New York; 21 Scarsdale Road, Yonkers, New York; and 664 Main Street, Mount Kisco, New York. The following seven branches are leased by the Bank: 403 East Sandford Boulevard, Mount Vernon, New York; 1835 East Main Street, Peekskill, New York; 500 Westchester Avenue, Port Chester, New York; 233 Marble Avenue, Thornwood, New York; 328 Central Avenue, White Plains, New York, Five Huguenot Street, New Rochelle, New York and 40 Church Street, White Plains, New York.

      In addition to the branches in Westchester County, the Bank operates two branches in Bronx, New York, one at 3130 East Tremont Avenue and one at 975 Allerton Avenue, both in premises leased by the Bank. The Bank also operates two branches in Manhattan, New York at 60 East 42nd Street, New York, New York and

233 Broadway, New York, New York in premises leased by the Bank. The Bank operates one loan production office located at 97-77 Queens Boulevard, Rego Park, New York (Queens County), in premises leased by the Bank. The Bank closed its loan production office in Dutchess County effective January 1, 2005. The lease for this office expires in September 2005.

      Of the leased properties, 6 properties, located in Peekskill, Port Chester, New Rochelle, Manhattan, Rego Park and Fishkill, New York, have lease terms that expire within the next 2 years, with each lease subject to the Bank’s renewal option. The Bank currently expects to exercise its renewal option on the leases of each of these properties except for the premises lease in Fishkill, New York, which expires in September 2005.

      The Bank’s subsidiary, A. R. Schmeidler & Co., Inc is located at 555 Fifth Avenue, New York, New York in premises leased by the subsidiary. This lease expires in December 2006. A. R. Schmeidler & Co., Inc currently expects to exercise its renewal option.

      The Bank currently operates 10 ATM machines, 9 of which are located in the Bank’s facilities. One ATM is located at an off-site location — St. Joseph’s Hospital in Yonkers, New York.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders of Hudson Valley Holding Corp. during the fourth quarter of 2004.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company’s common stock was held of record as of March 1, 2005 by approximately 845 shareholders. The Company’s common stock trades on a limited and sporadic basis in the over-the-counter market under the symbol “HUVL”. The Company has historically purchased shares of common stock from shareholders at a price that the Company believes to be the fair market value at the time. Some of these purchases are made pursuant to Stock Restriction Agreements which give the Company a right of first refusal if the shareholder wishes to sell his or her shares. The majority of transactions in the Company’s common stock are sales to the Company or private transactions. There can be no assurance that the Company will purchase any additional stock in the future.

      The table below sets forth the high and the low prices per share at which the Company purchased shares of its common stock from shareholders in 2004 and 2003. The price per share has been adjusted to reflect the 10 percent stock dividends to shareholders in December 2004 and 2003.

	2004		2003

	High	Low	High	Low

First Quarter	$39.09	$32.95	$34.09	$30.16
Second Quarter	54.55	33.86	36.57	30.99
Third Quarter	40.91	34.77	37.19	31.82
Fourth Quarter	35.45	33.18	42.15	29.95

      The foregoing prices were not subject to retail markup, markdown or commission.

      In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows: In 2004, $0.37 per share to shareholders of record on February 6; $0.40 to shareholders of record May 7, August 6 and November 4. In 2003, $0.31 per share to shareholders of record on February 3; $0.34 to shareholders of record May 12, August 8 and November 7. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2004 and 2003.

      Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 10, 2004 and December 10, 2003.

      Effective December 13, 2004, the Board of Directors of the Company adjusted the price at which the Company would repurchase shares to $36.50 per share, or $42.00 per share for a transaction of at least 2,000 shares, taking into consideration the 10 percent stock dividend to shareholders in December 2004. This offer was limited to 75,000 shares and expired February 22, 2005, at which time the Company offered to repurchase up to 75,000 shares at a price of $37.50 per share or $43.25 per share for a transaction of at least 2,000 shares. This offer expires May 31, 2005.

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

      On October 28, 2004, the Company sold 100 shares of its common stock to a family member of an existing common shareholder for $4,500 and on November 5, 2004, the Company sold 2,000 shares of its common stock to an existing common shareholder for $90,000 in transactions that did not involve a public offering. In conducting the sales, the Company relied upon the exemption from registration provided by section 4(2) of the Securities Act of 1933. The proceeds from the sales were used for general corporate purposes.

      The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2004.

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Programs	Programs(2)

October 2004(1)	540	$39.00	540	—
November 2004(1)	766	$39.00	766	—
December 1-10, 2004(1)	289	$39.00	289	—
December 11-31, 2004(2)	1,105	$36.50	1,105	73,895
Total December 2004	1,394	$37.02	1,394
Total	2,700	$37.98	2,700

(1)	In August 2004, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $39.00 per share, or a price of $45.00 per share for transactions of at least 2,000 shares. This offer expired on December 10, 2004.

(2)	In December 2004, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $36.50 per share, or a price of $42.00 per share for transactions of at least 2,000 shares taking into consideration the 10 percent stock dividend to shareholders on December 10, 2004. This offer expired on February 22, 2005.

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

      Dividends from the Bank are the only significant source of cash for the Company. However, there are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal and state bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. The Company paid a cash dividend to our shareholders of $1.57 per share in 2004, and $1.33 per share in 2003 (adjusted for subsequent stock dividends). Under applicable banking statutes, at December 31, 2004, the Bank could have declared dividends of approximately $34.6 million to the Company without prior regulatory approval. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to shareholders.

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

Equity Compensation Plan Information

      The following table sets forth information regarding the Company’s Stock Option Plans. All equity compensation plans have been approved by the Company’s stockholders. The amounts presented are as of December 31, 2004, and do not include awards made subsequent to that date. Additional details related to the Company’s equity compensation plans are provided in Notes 1 and 8 to the consolidated financial statements.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by stockholders	671,465	$27.38	391,038

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2004, 2003, 2002 and 2001. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,

	2004	2003	2002	2001	2000

	(000’s except share data)
Operating Results:
Total interest income	$88,432	$76,520	$84,743	$89,878	$87,266
Total interest expense	16,795	15,444	22,982	32,517	40,785

Net interest income	71,637	61,076	61,761	57,361	46,481
Provision for loan losses	473	437	3,902	4,380	1,144
Income before income taxes	40,970	35,962	30,744	28,376	21,983
Net income	27,540	24,207	21,584	18,881	16,158
Basic earnings per common share	3.77	3.37	3.05	2.72	2.36
Diluted earning per common share	3.69	3.29	2.97	2.64	2.29
Weighted average shares outstanding	7,311,944	7,185,888	7,075,934	6,952,481	6,859,314
Adjusted weighted average shares outstanding	7,458,872	7,350,460	7,270,197	7,139,785	7,057,532
Cash dividends per common share	$1.57	$1.32	$1.09	$0.91	$0.76

	December 31,

	2004	2003	2002	2001	2000

Financial Position:
Securities	$875,120	$861,410	$743,884	$624,209	$655,029
Loans, net	862,496	707,104	642,438	600,377	506,101
Total assets	1,840,874	1,669,513	1,506,883	1,372,453	1,289,970
Deposits	1,235,341	1,124,900	1,027,176	888,377	879,575
Borrowings	427,593	386,400	327,383	352,720	285,831
Stockholders’ equity	159,662	142,361	136,807	113,342	93,345

Financial Ratios

      Significant ratios of the Company for the periods indicated are as follows:

	December 31,

	2004	2003	2002	2001	2000

Earnings Ratios
Net income as a percentage of:
Average earning assets	1.64%	1.62%	1.58%	1.51%	1.41%
Average total assets	1.56	1.54	1.50	1.43	1.32
Average total stockholders’ equity(1)	18.55	18.51	18.72	18.74	18.61
Capital Ratios
Average total stockholders’ equity to average total assets(1)	8.40%	8.31%	8.02%	7.64%	7.12%
Average net loans as a multiple of average total stockholders’ equity(1)	5.25	5.07	5.37	5.56	5.15
Leverage capital	8.17	8.43	8.28	7.90	7.30
Tier 1 capital (to risk weighted assets)	14.46	15.63	17.05	15.36	14.80
Total risk-based capital (to risk weighted assets)	15.59	16.88	18.30	16.47	15.60
Other
Allowance for loan losses as a percentage of year-end loans	1.35%	1.59%	1.76%	1.31%	0.94%
Loans (net) as a percentage of year-end total assets	46.85	42.35	42.63	43.74	39.23
Loans (net) as a percentage of year-end total deposits	69.82	62.86	62.54	67.58	57.54
Securities as a percentage of year-end total assets	47.54	51.60	49.37	45.48	50.78
Average interest earning assets as a percentage of average interest bearing liabilities(1)	155.00	153.18	147.71	138.43	133.91
Dividends per share as a percentage of diluted earnings per share	42.55	40.06	36.69	34.38	33.21

(1)	Excludes unrealized gains in 2004, 2003, 2002, 2001 and 2000, net of tax, on securities available for sale

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2004 and 2003, and consolidated results of operations for each of the three years in the period ended December 31, 2004. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

      This overview is intended to highlight selected information included in this Annual Report on Form 10-K. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Annual Report on Form 10-K.

      The Company derives substantially all of its revenue from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and portions of New York City. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and noninterest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. The Company’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of net interest income to changes in interest rates.

      Net income for 2004 was $27.5 million or $3.69 per diluted share, an increase of $3.3 million or 13.8 percent compared to $24.2 million or $3.29 per diluted share in 2003. Net income for 2004 and 2003 included approximately $0.7 million and $3.4 million, respectively, of after-tax net realized gains on sales of securities available for sale. These sales were conducted as part of the Company’s ongoing asset/liability management process, which reflected management’s efforts to effectively reposition its portfolio during periods of changing economic conditions and interest rates. Excluding the aforementioned realized gains, net income for 2004 increased $6.0 million or 29.1 percent compared to the prior year. The Company achieved substantial growth during 2004 in both of its core businesses, loans and deposits. In addition, during 2004, the Company increased its long-term borrowings by $75.0 million in an effort to continue to effectively utilize its capital. The proceeds from these borrowings were invested in mortgage-backed securities and obligations of state and political subdivisions. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. In addition, during 2004, the Company took steps to expand its services to customers and to increase its fee based revenue through the acquisition of A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, with more than $400 million in assets under management.

      The declining interest rate environment which began in 2001 and continued through the first half of 2003 began to stabilize during the remainder of 2003 and into the first half of 2004. Short-term interest rates began to rise gradually throughout the second half of 2004 and have continued to rise into the first quarter of 2005. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, has not been accompanied with similar increases in longer term interest rates. A continuing flattening of the yield curve would put downward pressure on the Company’s future net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.

      As rates stabilized in late 2003 and the first half of 2004, the Company was able to redeploy short-term investments and maturing funds into longer term opportunities. The recent rise in short-term interest rates, the above mentioned asset redeployment, growth in the Company’s core businesses of loans and deposits, increases in non-interest income and additional leveraging have resulted in tax equivalent basis net interest income increasing by $10.8 million or 16.5 percent to $76.3 million in 2004, compared to $65.5 million in 2003. The effect of the adjustment to a tax equivalent basis was $4.7 million and $4.4 million for 2004 and 2003, respectively.

      Non interest income, excluding securities net gains, was $5.4 million, an increase of $2.2 million or 67.0 percent compared to $3.2 million in 2003. The increase reflects growth in deposit activity and other service fees, increases in scheduled fees as well as the addition of investment advisory fees resulting from the acquisition of A.R. Schmeidler & Co., Inc.

      Non interest expense for 2004 was $36.7 million, an increase of $3.4 million or 10.2 percent compared to $33.3 million in 2003. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, as well as expenses associated with the Sarbanes-Oxley Act and other regulatory requirements.

      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at December 31, 2004 reflects minimal near term interest rate risk with the Company’s net interest income declining slightly if rates rise or fall.

      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.

      The Company and the Bank are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. Both the Company and the Bank exceeded all current regulatory capital requirements and were in the “well-capitalized” category at December 31, 2004. Management plans to conduct the affairs of the Company and the Bank so as to maintain a strong capital position in the future.

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

      Allowance for Loan Losses — The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement meth-

ods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2004 and 2003. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examination.

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

      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2004 did not indicate impairment of its goodwill or identified intangible assets.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2004

  Summary of Results

      The Company reported net income of $27.5 million for the year ended December 31, 2004, a 13.8 percent increase over 2003. Net income was $24.2 million for the year ended December 31, 2003, a 12.2 percent increase over 2002 net income of $21.6 million. The increase in 2004 net income, compared to 2003, reflects higher net interest income and higher non interest income partially offset by higher non interest expense, lower net gains on securities transactions, a slightly higher provision for loan losses and a higher effective tax rate. The increase in 2003 net income, compared to 2002, reflects higher net gains on securities transactions and a lower provision for loan losses partially offset by slightly lower net interest income, lower non interest income, higher non interest expense and a higher effective tax rate.

      Diluted earnings per share of $3.69 in 2004 increased 12.2 percent over the $3.29 recorded in 2003, which increased 10.8 percent over the $2.97 recorded in 2002, reflecting the higher net income. Prior period per share amounts have been adjusted to reflect the 10% stock dividend distributed on December 10, 2004. Return on average equity, excluding securities available for sale net unrealized gains, was 18.55 percent in 2004, compared to 18.51 percent in 2003 and 18.72 percent in 2002. Return on average assets, excluding securities available for sale net unrealized gains, was 1.56 percent in 2004, compared to 1.54 percent in 2003 and 1.50 percent in 2002.

      Net interest income for 2004 was $71.6 million, an increase of 17.3 percent from the $61.1 million recorded in 2003, which decreased 1.1 percent from the $61.8 million recorded in 2002. The 2004 increase over 2003 was primarily due to a $185.0 million growth in the average balance of interest earning assets which was in excess of the $107.9 million growth in the average balance of interest bearing liabilities and an increase in the tax equivalent basis net interest margin to 4.53% from 4.37%. The 2003 decrease, compared to 2002, was primarily due to a decrease in the tax equivalent basis net interest margin to 4.37% from 4.82%, partially offset by a $128.9 million growth in the average balance of interest earning assets which was in excess of the $51.0 million growth in the average balance of interest bearing liabilities.

      The 2004 increase in the tax equivalent basis net interest margin resulted primarily from the effects of the redeployment of short-term and maturing funds into longer term assets as interest rates began to stabilize in the second half of 2003 and into the first half of 2004, growth in loans, the Company’s highest yielding asset, as a percentage of interest earning assets, and the positive effect of increases in short term interest rates on net interest earning assets toward the end of 2004. The 2004 increase in the average balance of interest earning assets reflected growth in loans and investments partially offset by the aforementioned decrease in short term funds. The increase in loans and investments were funded by deposit growth and by a $75 million increase in the Company’s long term borrowings. The 2003 decrease in the tax equivalent basis net interest margin was primarily due to the impact of the current trend of margin compression resulting from a protracted period of low interest rates. The Company had taken steps to reposition its portfolios and had exercised caution in redeploying maturing assets in reaction to these conditions, in an effort to minimize the effects. The 2003 increase in the average balance of interest earning assets was due to growth in loans, the Company’s highest yielding asset, together with an increase in securities, partially offset by a decrease in Federal funds sold as the Company began to redeploy short term funds into longer term assets as interest rates began to stabilize in the latter part of the year.

      Non interest income, excluding securities gains and losses, increased $2.2 million to $5.4 million in 2004 from $3.2 million in 2003, which decreased slightly by $0.1 million from $3.3 million in 2002. Non interest income included a gain on sale of other real estate owned of $0.9 million in 2003, and increases in the value of interest rate floor contracts of $25,000 and $1.1 million in years 2003 and 2002, respectively. The remaining increase in 2004 was primarily due to growth in deposit activity and other service charges, increases in scheduled fees, as well as the addition of investment advisory fees resulting from the acquisition of A.R. Schmeidler & Co., Inc. The remaining increase in 2003, compared to the prior year period, was primarily due to increased service charges. Sales of investment securities resulted in net gains of $1.1 million, $5.4 million and $54,000 in 2004, 2003 and 2002, respectively. The sales were conducted as part of the Company’s ongoing asset/ liability management process.

      Non interest expenses increased $3.4 million to $36.7 million in 2004 from $33.3 million in 2003, which increased $2.8 million from $30.5 million in 2002, reflecting increases in such expenses as employee salaries and benefits, occupancy and equipment expense and other expenses resulting from the Company’s continuing growth and investments in people, technology, products and branch facilities. The 2004 increase also resulted from increases in professional and other expenses associated with the Sarbanes-Oxley Act and other regulatory requirements. The effective tax rate in 2004 increased slightly to 32.8 percent, compared to 32.7 percent in 2003, primarily due to a decrease in tax exempt income as a percentage of total interest income. The effective tax rate in 2003, compared to 2002, increased primarily as a result of an increase in income subject to Federal, New York State, and New York City taxes, partially offset by a reduction in the New York State corporate tax rate.

      The Company’s total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8.0 percent, as the total ratio equaled 15.6 percent and 16.9 percent at December 31, 2004 and 2003, respectively. The Company’s leverage capital ratio was 8.2 percent and 8.4 percent at December 31, 2004 and 2003, respectively.

Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2004, 2003 and 2002.

	(000’s except percentages)
	Year ended December 31,

	2004			2003			2002

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

ASSETS
Interest earning assets:
Deposits in banks	$4,566	$46	1.01%	$2,492	$14	0.56%	$3,201	$38	1.19%
Federal funds sold	14,540	209	1.44	51,658	555	1.07	80,747	1,364	1.69
Securities:(1)
Taxable	692,026	25,307	3.66	608,965	19,707	3.24	505,152	27,098	5.36
Exempt from federal income taxes	191,991	13,437	7.00	172,503	12,532	7.26	161,321	11,960	7.41
Loans, net(2)	780,331	54,136	6.94	662,800	48,098	7.26	619,098	48,469	7.83

Total interest earning assets	1,683,454	93,135	5.53	1,498,418	80,906	5.40	1,369,519	88,929	6.49

Non interest earning assets:
Cash and due from banks	40,604			38,634			35,012
Other assets	44,166			36,513			31,949

Total non interest earning assets	84,770			75,147			66,961

Total assets	$1,768,224			$1,573,565			$1,436,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$327,055	$1,823	0.56%	$300,566	$2,050	0.68%	$250,634	$3,439	1.37%
Savings	70,321	160	0.28	64,184	149	0.23	57,629	347	0.60
Time	165,349	1,963	1.19	169,435	2,213	1.31	184,723	3,571	1.93
Checking with interest	110,499	238	0.22	98,852	259	0.26	76,759	528	0.69
Securities sold under repurchase agreements and other short-term borrowings	181,870	2,140	1.18	156,989	1,730	1.10	148,555	2,317	1.56
Other borrowings	231,014	10,471	4.53	188,159	9,043	4.81	208,886	12,780	6.12

Total interest bearing liabilities	1,086,108	16,795	1.55	978,185	15,444	1.58	927,186	22,982	2.48

Non interest bearing liabilities:
Demand deposits	517,532			451,282			380,015
Other liabilities	16,083			13,291			14,007

Total non interest bearing liabilities	533,615			464,573			394,022

Stockholders’ equity(1)	148,501			130,807			115,272

Total liabilities and stockholders’ equity(1)	$1,768,224			$1,573,565			$1,436,480

Net interest earnings		$76,340			$65,462			$65,947

Net yield on interest earning assets			4.53%			4.37%			4.82%

(1)	Excludes unrealized gains and losses on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effect of adjustment to a tax equivalent basis was $4,703, $4,386 and $4,186 for the years ended December 31, 2004, 2003 and 2002, respectively.

Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2004 and 2003, and the years ended December 31, 2003 and 2002, on a tax equivalent basis.

	(000’s)

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in banks	$12	$20	$32	$(8)	$(16)	$(24)
Federal funds sold	(399)	53	(346)	(491)	(318)	(809)
Securities:
Taxable	2,688	2,912	5,600	5,569	(12,960)	(7,391)
Exempt from federal income taxes	1,416	(511)	905	829	(257)	572
Loans, net	8,529	(2,491)	6,038	3,421	(3,792)	(371)

Total interest income	12,246	(17)	12,229	9,320	(17,343)	(8,023)

Interest expense:
Deposits:
Money market	181	(408)	(227)	685	(2,074)	(1,389)
Savings	14	(3)	11	39	(237)	(198)
Time	(53)	(197)	(250)	(296)	(1,062)	(1,358)
Checking with interest	31	(52)	(21)	152	(421)	(269)
Securities sold under repurchase agreements and other short-term borrowings	274	136	410	132	(719)	(587)
Other borrowings	2,060	(632)	1,428	(1,268)	(2,469)	(3,737)

Total interest expense	2,507	(1,156)	1,351	(556)	(6,982)	(7,538)

Increase (decrease) in interest differential	$9,739	$1,139	$10,878	$9,876	$(10,361)	$(485)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The impact of an extended period of declining interest rates which began in 2001 and continued through the first half of 2003, began to stabilize during the remainder of 2003 and into the first half of 2004. Short-term interest rates began to rise gradually throughout the second half of 2004 and have continued to rise into the first quarter of 2005. As rates stabilized in late 2003 and early 2004, the Company was able to redeploy short-term investments and maturing funds into longer term opportunities, alleviating the downward pressure on net interest income experienced in 2002 and the first half of 2003. The initial impact of the gradual rise in short-term interest rates on the Company’s net interest income during the second half of 2004 was also positive. This was due to more assets than liabilities repricing in the near term.

      The Company has made efforts throughout this period of fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence in its asset and interest rate risk profiles. The initial stages of this program resulted in a systematic reduction of the average life of the securities portfolio throughout 2002 by investing maturing funds and deposit growth into shorter term securities and the prepayment of $21 million of the Company’s long term borrowings. In addition, during the first half of 2003, the Company sold the remainder of its rapidly prepaying fixed rate mortgage backed securities portfolio and callable U.S. agency securities which management believed would be called within the ensuing twelve months. Proceeds from these sales, which included the recognition of pretax gains of $5.4 million, were reinvested primarily in variable rate mortgage backed securities and collateralized mortgage obligations (“CMO’s”). As rates began to stabilize after the second quarter of 2003 and through the first half of 2004, the Company redeployed the maturing short term securities into fixed rate mortgage backed securities and U.S. agency securities with expected average lives of less than four years. In addition, during 2004, the Company increased its long-term borrowings by $75.0 million in an effort to continue to effectively utilize its capital. The proceeds from these borrowings were invested in fixed rate mortgage-backed securities and obligations of state and political subdivisions. The result of these efforts, together with continued growth in the core businesses of loans and deposits, enabled the Company to minimize the decline in net interest income in 2003 and to grow net interest income in 2004. The Company believes that the aforementioned asset liability management efforts have effectively repositioned its portfolios from both asset and interest rate risk perspectives. The rise in short-term interest rates, which began in the second half of 2004 and has continued into the first quarter of 2005, has not been accompanied by corresponding increases in longer-term interest rates, resulting in a flattening of the yield curve. Continuation of such a condition would put downward pressure on the Company’s future net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.

      Net interest income, on a tax equivalent basis, increased $10.8 million or 16.5 percent to $76.3 million in 2004, compared to $65.5 million in 2003, which decreased slightly by $0.4 million or 0.6 percent from the $65.9 million in 2002. The increase in 2004, compared to 2003, primarily resulted from an increase of $77.1 million or 14.8 percent in the excess of interest earning assets over interest bearing liabilities to $597.3 million in 2004 from $520.2 million in 2003 and an increase in the tax equivalent basis net interest margin to 4.53 percent in 2004 from 4.37 percent in 2003. The decrease in 2003, compared to 2002, resulted primarily from a decrease in tax equivalent basis net interest margin to 4.37 percent in 2003 from 4.82 percent in 2002 partially offset by an increase of $77.9 million or 17.6 percent in the excess of average interest earning assets over average interest bearing liabilities to $520.2 million in 2003 from $442.3 million in 2002. The tax equivalent basis net interest margin for 2002 included the effects of a $2.6 million interest penalty from prepayment of $21 million of the Company’s long-term borrowings incurred as part of ongoing asset liability management. The effect of the adjustment to tax equivalent basis net interest income was $4.7 million, $4.4 million and $4.2 million for 2004, 2003 and 2002, respectively.

      Interest income is determined by the volume of and related rates earned on interest earning assets. Volume increases in loans and securities and higher average rates on securities partially offset by a volume decrease in Federal funds sold and lower average rates on loans resulted in higher interest income in 2004, compared to 2003. Lower interest rates and a volume decrease in Federal funds sold partially offset by volume increases in loans and securities resulted in lower interest income in 2003, compared to 2002.

      Average interest earning assets in 2004 increased $185.0 million or 12.3 percent to $1,683.4 million from $1,498.4 million in 2003, which increased $128.9 million or 9.4 percent from $1,369.5 million in 2002. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

      Securities are the largest component of interest earning assets. Average total securities, including Federal Home Loan Bank of New York (“FHLB”) stock and excluding net unrealized gains, increased $102.5 million or 13.1 percent to $884.0 million in 2004 from $781.5 million in 2003, which increased $115.0 million or 17.3 percent from $666.5 million in 2002. Total securities, including FHLB stock and excluding net unrealized gains, increased $19.2 million or 2.2 percent to $887.0 million at December 31, 2004 from $867.8 million at December 31, 2003, which increased $135.4 million or 18.5 percent from $732.4 million at December 31, 2002. The increase in average total securities in 2004 compared to 2003 reflects volume increases in U.S. agency securities, mortgage-backed securities including CMO’s, obligations of state and political subdivisions, FHLB stock and other securities partially offset by volume decreases in short-term U.S. Treasury obligations. During 2004, as interest rates continued to stabilize, the Company completed the redeployment of short-term securities into longer term opportunities, principally fixed mortgage-backed securities. In addition, during 2004, the Company increased its long-term borrowings by $75.0 million and invested the proceeds into fixed rate mortgage backed securities and obligations of state and political subdivisions. As a result, tax equivalent basis interest income on securities increased in 2004, compared to 2003, due to higher volume and higher interest rates. The increase in average total securities in 2003 compared to 2002 reflects volume increases in short term U.S. Treasury securities, mortgage backed securities including CMOs, obligations of states and political subdivisions, and other securities, partially offset by a volume decrease in U.S. agency securities. The increase in average short term U.S. Treasury securities reflects managements caution in redeploying maturing funds during the continued decline in interest rates in the first half of 2003. Increases in average mortgage backed securities, obligations of state and political subdivisions and other investments reflect investment of deposit growth and the redeployment of maturing funds from callable U.S. agency securities. During 2003, the majority of short term U.S. Treasury securities had been redeployed primarily into mortgage backed securities, and the fixed rate mortgage backed securities held at the beginning of the year had been sold and redeployed into shorter average life and lower yielding mortgage backed securities. The FHLB suspended its quarterly dividend to shareholders in the fourth quarter of 2003. The FHLB prior quarterly dividend paid to the Company was approximately $120,000. Quarterly dividends were reinstated in the first quarter of 2004 at a substantially reduced rate. As a result of the aforementioned factors, tax equivalent basis interest income from securities decreased in 2003, compared to 2002, due to lower average rates partially offset by higher volume.

      Average net loans increased $117.5 million or 17.7 percent to $780.3 million in 2004 from $662.8 million in 2003, which increased $43.7 million or 7.1 percent from $619.1 million in 2002. Net loans increased $155.4 million or 21.2 percent to $862.5 million at December 31, 2004 from $707.1 million at December 31, 2003, which increased $64.7 million or 10.1 percent from $642.4 million at December 31, 2002. The increases in average net loans in 2004 and 2003 were primarily due to the Company’s emphasis on making new loans through more effective market penetration in its primary market. Average interest rates were lower in 2004 than in 2003 and significantly lower in 2003 than in 2002. As a result, interest income on loans in 2004 was higher than in 2003 due to higher volume partially offset by lower interest rates, and interest income on loans in 2003 was slightly lower than in 2002 due to lower interest rates partially offset by higher volume.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $1.4 million or 8.8 percent to $16.8 million in 2004 from $15.4 million in 2003, which decreased $7.5 million or 32.8 percent from $23.0 million in 2002. Average balances of interest bearing liabilities increased $107.9 million or 11.0 percent to $1,086.1 million in 2004 from $978.2 million in 2003, which increased $51.0 million or 5.5 percent from $927.2 million in 2002. The increase in average interest bearing liabilities in 2004, compared to 2003, was due to increases in interest bearing demand deposits, short-term borrowings and other borrowings, partially offset by a decrease in time deposits. The increase in interest bearing demand deposits in 2004, compared to 2003, resulted from growth in existing customers, new customers and continuing growth resulting from the opening of new branches. The increase in other borrowings in 2004, compared to 2003, resulted from the addition of $75.0 million in long-term borrowings reflecting management’s efforts to effectively utilize its available capital. The decrease in time deposits in 2004, compared to 2003, resulted primarily from decreases in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. Overall increases in funding in 2004 were invested in loans and securities. The increase in average interest bearing liabilities in 2003, compared to 2002, was due to increases in interest bearing demand deposits and short term borrowings partially offset by decreases in time deposits and other borrowings. Deposits increased from existing customers, new customers and the continued growth resulting from the opening of new branches. Overall increases in funding in 2003 were invested in loans and securities. The decrease in average time deposits in 2003, compared to 2002, resulted primarily from a decrease in short term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. The decrease in average other borrowings in 2003, compared to 2002, resulted from the prepayment in December 2002 of $21 million of higher cost borrowings conducted as part of the Company’s ongoing asset liability management efforts. A prepayment penalty of $2.6 million was incurred as a result of the transaction which is included in 2002 interest expense on other borrowings. This increased the 2002 average cost of other borrowings to 6.1%. Excluding this transaction, the 2002 average cost of other borrowings would have been 4.9%. Average interest rates paid on interest bearing liabilities were slightly lower in 2004 compared to 2003 and were substantially lower in 2003 than in 2002. As a result of these factors, interest expense on average interest bearing liabilities was higher in 2004 compared to 2003 due to higher volume partially offset by slightly lower rates, and was lower in 2003 compared to 2002 due to lower interest rates partially offset by higher volume.

      Average non interest bearing demand deposits increased $66.2 million or 14.7 percent to $517.5 million in 2004 from $451.3 million in 2003, which increased $71.3 million or 18.8 percent from $380.0 million in 2002. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

      The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2004 is as follows:

	2004	2003	2002

Average interest rate on:
Total average interest earning assets	5.53%	5.40%	6.49%
Total average interest bearing liabilities	1.55	1.58	2.48
Total interest rate spread	3.98	3.82	4.01

      In 2004 the interest rate spread increased as rates stabilized and short-term rates began to rise. This increase was due primarily to earning assets repricing at a faster rate than interest bearing liabilities and the redeployment of maturing short-term investments into longer term opportunities. In 2003, the interest rate spread decreased as the declining interest environment reduced the yield on interest earning assets at a faster rate than the cost of interest bearing liabilities. Increases in loans and non interest bearing demand deposits contributed to the increase in the interest rate spread in 2004 and helped to minimize the decrease in the interest rate spread in 2003. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Non Interest Income

      The Company recorded non interest income of $6.5 million, $8.7 million and $3.4 million in 2004, 2003 and 2002, respectively. Non interest income includes service charge income, investment advisory fees, gains and losses on securities transactions and other income.

      Service charges increased $2.0 million or 138.4 percent to $3.4 million in 2004 from $1.4 million in 2003, which increased $0.1 million or 5.7 percent from $1.4 million in 2002. The increase in 2004, compared to 2003, was primarily due to growth in deposit activity and other service charges and increases in scheduled fees. The increase in 2003 compared to 2002 was primarily due to increased service charges.

      Investment advisory fees increased $1.1 million or 351.3 percent to $1.4 million in 2004 from $0.3 million in 2003, which increased $40,000 or 15.4 percent from $260,000 in 2002. The increase in 2004 was primarily due to the Bank’s acquisition of A.R. Schmeidler & Co., Inc., a money management firm. The increase in 2003 was due to increases in assets under management.

      Sales of investment securities resulted in net gains of $1.1 million, $5.4 million and $54,000 in 2004, 2003 and 2002, respectively. Sales are generally conducted as part of the Company’s overall asset/liability management efforts designed to restructure the portfolio, manage cash flow and enhance portfolio yield, and efforts to manage the Company’s overall interest rate risk in response to changes in interest rates or changes in the composition of the balance sheet.

      Other income decreased $0.8 million or 54.5 percent to $0.7 million in 2004 from $1.5 million in 2003, which decreased $0.2 million or 12.2 percent from $1.7 million in 2002. Other income includes a gain on sale of other real estate owned (“OREO”) of $0.9 million in 2003, increases in the fair value of interest rate floor contracts of $25,000 and $1.1 million in 2003 and 2002, respectively, and miscellaneous income of $0.7 million, $0.6 million and $0.6 million in 2004, 2003 and 2002, respectively.

Non Interest Expense

      Non interest expense increased $3.4 million or 10.2 percent to $36.7 million in 2004, from $33.3 million in 2003, which increased $2.8 million or 9.2 percent from $30.5 million in 2002. The 2004 increase was partially the result of additional professional and other expenses related to the Sarbanes-Oxley Act and other regulatory requirements. The remainders of the 2004 and 2003 increases reflects the overall growth of the Company. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on security transactions) was 44.9 percent in 2004, compared to 48.5 percent in 2003 and 44.0 percent in 2002.

      Salaries and employee benefits, the largest component of non interest expense, increased $2.1 million or 10.9 percent in 2004 to $21.1 million, from $19.0 million in 2003, which increased $1.9 million or 11.0 percent from $17.1 million in 2002. The Company opened one new branch and acquired A.R. Schmeidler & Co., Inc., a registered investment advisory firm, in 2004, one new branch and two loan production offices in 2003 and three new branches in 2002, resulting in increased staff. The increases in both 2004 and 2003 also reflected the cost of additional personnel necessary for the Company to accommodate the growth in deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases. Increases in salaries and employee benefits in both 2004 and 2003 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as higher costs associated with related payroll taxes.

	2004	2003	2002

Employees at December 31,
Full Time Employees	281	263	253
Part Time Employees	28	31	35

	(000’s except percentages)
Salaries and Employee Benefits
Salaries	$15,413	$13,665	$12,448
Payroll Taxes	1,217	1,103	993
Medical Plans	1,204	1,048	802
Incentive Compensation Plans	1,648	1,497	1,415
Employee Retirement Plans	1,278	1,252	1,133
Other	312	441	327

Total	$21,072	$19,006	$17,118

Percentage of total non interest expense	57.4%	57.0%	56.1%

      Occupancy expense increased 8.3 percent to $3.1 million in 2004 from $2.8 million in 2003 which was a 15.1 percent increase from $2.5 million in 2002. The increases in both 2004 and 2003 was due to the opening of new branch offices as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the company’s facilities

      Professional services increased 7.3 percent to $3.5 million in 2004 from $3.3 million in 2003, which was a 10.9 percent increase from $2.9 million for 2002. The increases in 2004 were due to higher audit costs related to Sarbanes-Oxley, higher legal costs and professionals engaged to assist in the acquisition of A.R. Schmeidler and Co., Inc. The increases in 2003 were due to higher audit costs, higher legal costs and professionals engaged to assist in the expansion of the Company’s management information services.

      Equipment expense increased 16.9 percent to $2.1 million in 2004 from $1.8 million in 2003, which was a decrease of 9.1 percent from $1.9 million in 2002. The increase in 2004 reflected increases costs to maintain the Company’s equipment and additional equipment necessary to support the new branch and loan production facilities which opened in 2003. The decrease in 2003 reflected a reduction in equipment rental expense.

      Business development expense increased 4.4 percent to $1.5 million in 2004 from $1.4 million in 2003, which was a 4.6 percent decrease over $1.5 million in 2002. The increases reflected costs associated with increased general promotion of products and services, expanded business development efforts and promotion of new branch and loan production offices which opened in 2003.

      FDIC assessment decreased to $173,000 for 2004 compared to $177,000 for 2003 and $164,000 for 2002. The slight decrease in 2004 resulted from decreases in the Bank’s deposits subject to FDIC assessment. The slight increase in 2002 primarily resulted from increases in the Bank’s deposits subject to FDIC assessment as well as a general increase in the overall assessment rate.

      Other operating expenses, as reflected in the following table increased 10.2 percent in 2004 and increased 10.6 percent in 2003.

	2004	2003	2002

	(000’s except percentages)
Other Operating Expenses
Other insurance	$40	$(55)	$(128)
Stationery and printing	731	541	605
Communications expense	1,123	911	850
Courier expense	750	617	520
Other loan expense	181	267	194
Outside services	1,256	1,053	864
Dues, meetings and seminars	204	461	353
Other	1,038	1,042	1,115

Total	$5,323	$4,837	$4,373

Percentages of total non interest expense	14.5%	14.5%	14.3%

      The 2004 increases reflect higher outside service fees, higher customer service related expenses including communications and courier expenses, higher insurance costs, higher stationery and printing costs, all related to growth in customer and business activities. The 2004 decreases reflect lower other loan expenses and decreases in dues and seminar expense due to reduced participation in such events.

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

Income Taxes

      Income taxes of $13.4 million, $11.8 million and $9.2 million were recorded in 2004, 2003 and 2002, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.5 percent plus a 17 percent surcharge, and a New York City tax rate of 9 percent. The Company’s overall effective tax rate was 32.8 percent, 32.7 percent and 29.8 percent in 2004, 2003 and 2002, respectively. The increase in the overall effective tax rates for 2004 and 2003, compared to the prior year periods, resulted from increases in income subject to Federal, New York State, and New York City taxes partially offset in 2003 by a reduction in the New York State corporate tax rate from 8 percent to 7.5 percent.

      In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The New York State Department of Taxation and Finance has completed an audit of the Company’s New York State corporation tax returns for the years 1996 through 1998, and is in the process of completing an audit of tax years 1999 through 2004. In January 2005, the Company reached a tentative agreement with New York State on all open issues for tax years 1996 through 2004. The Company does not believe the resolution of this matter will have a significant impact on its financial position or results of operations. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2004 and 2003

  Securities Portfolio

      Securities are selected to provide safety of principal, liquidity, pledging capabilities (to collateralize certain deposits and borrowings), income and to leverage capital. The Company’s investment strategy focuses on maximizing income while providing for safety of principal, maintaining appropriate utilization of capital, providing adequate liquidity to meet loan demand or deposit outflows and to manage overall interest rate risk. The Company selects individual securities whose credit, cash flow, maturity and interest rate characteristics, in the aggregate, affect the stated strategies.

      The securities portfolio consists of various debt and equity securities totaling $875.1 million, $861.4 million and $743.9 million and FHLB stock totaling $14.2 million, $11.2 million and $10.5 million at December 31, 2004, 2003 and 2002, respectively.

      In accordance with SFAS No. 115, the Bank’s investment policies include a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held-to-maturity and carried at amortized cost. Securities held for indefinite periods of time and not intended to be held-to-maturity include the securities management intends to use as part of its asset/ liability strategy and liquidity management and the securities that may be sold in response to changes in interest rates, resultant prepayment risks, liquidity demands and other factors. Such securities are classified as available for sale and are carried at fair value. As of December 31, 2004, $70.9 million of securities were classified as held to maturity. All other securities were classified as available for sale at December 31, 2004, 2003 and 2002.

      Average aggregate securities and FHLB stock represented 52.5 percent, 52.2 percent and 48.7 percent of average interest earning assets in 2004, 2003 and 2002, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company’s ability to take advantage of leveraging opportunities.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

2004 (000’s)

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

U.S. Treasury and government agencies	$167,756	$19	$1,810	$165,965
Mortgage-backed securities	393,447	1,216	3,309	391,354
Obligations of states and political subdivisions	190,411	6,471	635	196,247
Other debt securities	29,245	272	304	29,213

Total debt securities	780,859	7,978	6,058	782,779
Mutual funds and other equity securities	21,056	639	221	21,474

Total	$801,915	$8,617	$6,279	$804,253

2004 (000’s)

		Gross
		Unrealized
	Amortized			Estimated
Classified as Held To Maturity	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$65,739	$906	$31	$66,614
Obligations of states and political subdivisions	5,128	74	6	5,196

Total	$70,867	$980	$37	$71,810

2003 (000’s)

	Amortized			Estimated
Classified as Available for Sale	Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. Treasury and government agencies	$187,388	$420	$742	$187,066
Mortgage-backed securities	437,200	1,935	4,983	434,152
Obligations of states and political subdivisions	183,057	8,188	544	190,701
Other debt securities	28,030	365	379	28,016

Total debt securities	835,675	10,908	6,648	839,935
Mutual funds and other equity securities	20,976	581	82	21,475

Total	$856,651	$11,489	$6,730	$861,410

2002 (000’s)

	Amortized			Estimated
Classified as Available for Sale	Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. Treasury and government agencies	$223,005	$1,671	$2	$224,674
Mortgage-backed securities	323,898	10,309	208	333,999
Obligations of states and political subdivisions	167,346	9,469	4	176,811
Other debt securities	6,714	288	—	7,002

Total debt securities	720,963	21,737	214	742,486
Equity securities	970	428	—	1,398

Total	$721,933	$22,165	$214	$743,884

      The following table presents the amortized cost of securities at December 31, 2004, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After 1 but within		After 5 but within
	Within 1 Year		5 Years		10 Years		After 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(000’s except percentages)
U.S. Treasury and government agencies	$21,777	3.68%	$132,981	3.11%	$12,999	5.04%	—	—	$167,757	3.34%
Mortgage-backed securities	130,232	4.35	245,210	4.21	75,369	4.43	$8,374	4.38%	459,185	4.29
Obligations of states and political subdivisions	24,862	7.28	79,038	7.37	90,688	6.13	951	6.13	195,539	6.78
Other debt securities	9,595	3.75	18,035	4.29	1,487	5.99	128	5.50	29,245	4.20

Total	$186,466	4.63%	$475,264	4.43%	$180,543	5.34%	$9,453	4.57%	$851,726	4.67%

Estimated fair value	$186,630		$475,559		$182,940		$9,460		$854,589

      Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, Fannie Mae, Freddie Mac and the Federal Farm Credit Banks Funding Corporation (“FFCB”). The total balances held of such securities classified as available for sale decreased $21.1 million to $166.0 million as of December 31, 2004, from $187.1 million as of December 31, 2003, which decreased $37.6 million from $224.7 million at December 31, 2002. The 2004 decrease resulted from maturities and calls of $54.6 million and other decreases of $2.8 million partially offset by purchases of $36.3 million. The 2003 decrease resulted from maturities and calls of $1,131.9 million, sales of $13.2 million and other decreases of $1.3 million partially offset by purchases of $1,108.8 million. In 2003, purchases and maturities included $964.0 million and $1,105.0 million, respectively, of short-term U.S. Treasury and government agency obligations with remaining maturities of less than 60 days at the time of purchase which had acquired as part of the Company’s ongoing asset/liability management strategy during the protracted period of declining interest rates which began in 2001 and continued through the first half of 2003. By the end of 2003, the Company had redeployed the majority of its short term U.S. Treasury investments into longer term securities as interest rates began to stabilize and more attractive medium term yields were available.

      The Company invests in mortgage-backed securities, including CMO’s that are primarily issued by the Government National Mortgage Association (“GNMA”), Fannie Mae, Freddie Mac and, to a lesser extent from time to time, such securities issued by others. GNMA securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. Fannie Mae and Freddie Mac guarantee the payment of interest at the applicable certificate rate and the full collection of the mortgages backing the securities; however, such securities are not backed by the full faith and credit of the U.S. Treasury. At December 31, 2003, the Company held $3.3 million of mortgage-backed securities issued by private issuers who have “AAA” ratings issued by Standard and Poor’s, a nationally recognized credit rating organization.

      Mortgage-backed securities, including CMO’s, classified as available for sale decreased $42.8 million to $391.4 million as of December 31, 2004 from $434.2 million as of December 31, 2003, which increased $100.2 million from $334.0 million at December 31, 2002. The 2004 decrease was due to principal paydowns of $117.6 million, sales of $22.5 million and other decreases of $2.1 million partially offset by purchases of $99.4 million. The 2003 increase was due to purchases of $436.6 million partially offset by principal paydowns of $207.2 million, sales of $111.1 million and other decreases of $18.1 million. The purchases were fixed and variable rate mortgage-backed securities and CMO’s with average lives of less than five years at the time of purchase. The sales were conducted as a result of management’s efforts to reposition the portfolio during the periods of changing economic conditions and interest rates. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $65.7 million as of December 31, 2004. There were no mortgage-backed securities classified as held to maturity in 2003 or 2002. The increase in 2004 was due to purchases of $71.3 million partially offset by principal paydowns of $5.6 million. The purchases were fixed rate mortgage-backed securities and CMO’s with average lives of less than five years at the time of purchase.

      During 2004, purchases of fixed rate mortgage-backed securities classified as available for sale of $94.4 million were partially offset by principal paydowns of $59.2 million, sales of $22.5 million and other reductions of $0.7 million, and purchases of adjustable rate mortgage-backed securities classified as available for sale of $5.0 million were offset by principal paydowns of $58.4 million and other reductions of $1.4 million. In addition, during 2004, purchases of fixed rate mortgage-backed securities classified as held to maturity of $71.3 million were partially offset by principal paydowns of $5.6 million. There were no adjustable rate mortgage-backed securities classified as held to maturity during 2004. During 2003, purchases of fixed rate mortgage-backed securities classified as available for sale of $285.8 million were partially offset by sales of $110.7 million, paydowns of $144.7 million and other changes of $14.0 million, and purchases of adjustable rate mortgage-backed securities classified as available for sale of $150.8 million were partially offset by sales of $0.4 million, paydowns of $62.5 million and other changes of $4.1 million. There were no mortgage-backed securities classified as held to maturity during 2003 or 2002.

      Obligations of states and political subdivisions classified as available for sale increased $5.5 million to $196.2 million at December 31, 2004, from $190.7 million at December 31, 2003, which increased $13.9 million from $176.8 million at December 31, 2003. The 2004 increase resulted from purchases of

$36.9 million partially offset by maturities and redemptions of $23.0 million, sales of $6.6 million and other changes of $1.8 million. The 2003 increase resulted from purchases of $34.2 million, partially offset by maturities and redemptions of $18.5 million and other decreases of $1.8 million. Obligations of states and political subdivisions classified as held to maturity totaled $5.1 million at December 31, 2004. There were no such securities classified as held to maturity during 2003 or 2002. The 2004 increase resulted from purchases of $5.1 million. The obligations at year end 2004 were comprised of approximately 67 percent for New York State political subdivisions and 33 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

      Other debt securities classified as available for sale increased $1.2 million to $29.2 million at December 31, 2004 from $28.0 million at December 31, 2003, which increased $21.0 million from $7.0 million at December 31, 2002. The 2004 increase was due to purchases of $2.2 million offset by maturities and calls of $1.0 million. The 2003 increase was due to purchases of $21.6 offset by maturities and calls of $0.3 million and other changes of $0.3 million. The purchases consisted of fixed rate corporate bonds and variable rate trust preferred securities acquired as part of the Company’s redeployment of the proceeds from maturing short term investments. There were no other debt securities classified as held to maturity during 2004. 2003 or 2002,

      Mutual funds and other equities classified as available for sale totaled $21.5 million at December 31, 2004, essentially unchanged from December 31, 2003, which increased $20.1 million from $1.4 million at December 31, 2002. The 2003 increase was due to purchases of $20.0 million and other increases of $0.1 million. The purchases were shares of a mutual fund which invests primarily in variable rate mortgage-backed securities with characteristics consistent with the Company’s investment strategy. There were no mutual funds or other equities classified as held to maturity during 2004, 2003 or 2002.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the underlying credit. These non-rated securities outstanding at December 31, 2004 totaled approximately $8.9 million comprised primarily of obligations of municipalities located within the Company’s market area. The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings.

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

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2004.

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

      Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. The majority of these loans are made with variable rates of interest, although some fixed rate financing is provided. The loan amount is generally limited to 65% to 75% of completed value, depending on the type of property. Most non-residential construction loans require pre-approved permanent financing or pre-leasing with the Bank providing the permanent financing. The Bank does not generally fund construction loans for single family subdivisions or condominiums built by investors until the builder has a firm sales contract for the unit to be constructed, although in certain projects, model homes may be financed within the overall site improvement financing. The Bank funds construction of single family homes and commercial real estate, when no contract of sale exists, based upon the experience of the builder, the type and location of the property and other factors. Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions.

      Residential real estate loans are offered by the Bank with terms of up to 30 years and loan to value ratios of up to 80%. The Bank offers fixed and adjustable rate loans. Adjustable rate loans generally have a fixed rate for the first 3, 5 or 7 years and then convert to an annual adjustable rate, generally based upon the applicable constant maturity U.S. Treasury securities index plus 2.5% to 3.0%. These adjustable rate loans generally provide for a maximum annual change in the rate of 2% with an interest rate ceiling over the life of the loan. Fixed rate loans are generally underwritten to Fannie Mae and Freddie Mac guidelines that allow for the sale of such loans in the secondary market. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

      The Bank offers a variety of home equity line of credit products. These products include credit lines on primary residences, vacation homes and 1-6 unit residential investment properties. Low cost and no income verification options are available to qualified borrowers who intend to actively utilize the lines. Depending on the product, loan amounts of $50,000 to $2,000,000 are available for terms ranging from 5 years to 30 years with various repayment terms. Required combined maximum loan to value ratios range from 65% to 80%, and the lines generally have interest rates ranging from the prime rate (as published in the Wall Street Journal) to prime plus 2%.

      Commercial and Industrial Loans: The Bank’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to small and medium sized businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured, often with real estate as secondary collateral, but are also offered on an unsecured basis. These loans generally have variable rates of interest. Commercial loans, for the purpose of purchasing equipment and/or inventory, are usually written for terms of 1 to 5 years with, exceptionally, longer terms. In granting this type of loan, the Bank primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. The Bank generally requires a debt service coverage ratio of at least 125%. The Bank is an approved Small Business Administration (“SBA”) lender and offers a variety of SBA products. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Bank. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Bank’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

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

      The Bank also originates lease financing transactions. These transactions are primarily conducted with businesses, professionals and not-for-profit organizations and provide financing principally for office equipment, telephone systems, computer systems and other special use equipment. The terms vary depending on the equipment being leased, but are generally 3 to 5 years. The interest rate is dependent on the term of the lease, the type of collateral, and the overall credit of the customer.

      Average net loans increased $117.5 million or 17.7 percent to $780.3 million in 2004 from $662.8 million in 2003, which increased $43.7 million or 7.1 percent from $619.1 million in 2002. Gross loans increased $156.6 million or 21.7 percent to $877.0 million at December 31, 2004 from $720.4 million at December 31, 2003, which increased $65.0 million or 9.9 percent from $655.4 million at December 31, 2002. The changes in gross loans resulted primarily from:

•	A decrease of $8.1 million and an increase of $10.2 million in 2004 and 2003, respectively, in commercial real estate mortgages, due primarily to increased activity and greater market penetration, partially offset by accelerated prepayment experience, particularly in 2003, due to the low interest rate environment,

•	Increases in construction loans of $55.1 million and $4.2 million, respectively, resulting from a greater emphasis on this product including an expanded offering and focused marketing,

•	Increase in residential real estate mortgages of $43.9 million and $14.2 million, respectively, primarily as a result of increased activity primarily in multi-family loans,

•	Increases in commercial and industrial loans of $58.9 million and $38.8 million, respectively, primarily due to increased activity and a greater emphasis on this product with resulting increased market penetration,

•	An increase of $0.3 million and a decrease of $3.2 million, respectively, in lease financings. The 2003 decrease resulted primarily from remaining lease maturities related to an automobile leasing program begun in late 1998 and discontinued in March 2000, and

•	Increases in loans to individuals of $6.5 million and $0.8 million, respectively.

      Major classifications of loans, including loans held for sale, at December 31 are as follows:

	(000’s)

	2004	2003	2002	2001	2000

Real Estate:
Commercial	$233,452	$241,566	$231,411	$210,840	$181,735
Construction	116,064	60,892	56,691	52,496	32,869
Residential	222,392	178,518	164,287	174,859	155,449
Commercial and industrial	277,013	218,130	179,288	140,573	110,555
Individuals	21,787	15,256	14,509	11,824	10,677
Lease financing	6,276	6,000	9,224	19,282	20,970

Total	876,984	720,362	655,410	609,874	512,255
Deferred loan fees	(2,687)	(1,817)	(1,462)	(1,479)	(1,338)
Allowance for loan losses	(11,801)	(11,441)	(11,510)	(8,018)	(4,816)

Loans, net	$862,496	$707,104	$642,438	$600,377	$506,101

      The Company’s primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial and multi-family residential real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which have increased significantly during both 2004 and 2003, and which enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the prime rate as published in the Wall Street Journal. At December 31, 2004, the Company had total gross loans with fixed rates of interest of $419.9 million, or 47.9 percent, and total gross loans with variable or floating rates of interest of $457.1 million, or 52.1 percent, as compared to $395.6 million or 54.9 percent of fixed rate loans and $324.8 million or 45.1 percent of variable or floating rate loans at December 31, 2003.

      At December 31, 2004 and 2003, the Company had approximately $228.9 million and $197.6 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

      The following table presents the maturities of loans outstanding at December 31, 2004 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

	(000’s except percentages)

		After 1
	Within 1	But within	After 5
	Year	5 years	Years	Total	Percent

Loans:
Real estate — construction	$87,559	$25,548	$2,957	$116,064	29.5%
Commercial and industrial	65,855	117,729	93,429	277,013	70.5

Total	$153,414	$143,277	$96,386	$393,077	100.0%

Rate Sensitivity:
Fixed or predetermined interest rates	$5,705	$73,514	$80,138	$159,357	40.5%
Floating or adjustable interest rates	147,709	69,763	16,248	233,720	59.5

Total	$153,414	$143,277	$96,386	$393,077	100.0%

Percent	39.0%	36.5%	24.5%	100.0%

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

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, restructured loans, OREO and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

	(000’s except percentages)

	2004	2003	2002	2001	2000

Non-accrual loans at year end	$2,301	$2,913	$4,758	$3,523	$4,584
OREO at year end	—	—	1,831	2,021	2,117
Restructured loans at year end	—	—	—	—	—

Total nonperforming assets	$2,301	$2,913	$6,589	$5,544	$6,701

Loans past due 90 days or more and still accruing	3,227	1,431	1,596	137	469
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	243	188	179	511	763
Nonperforming assets to total assets at year end	0.13%	0.17%	0.43%	0.40%	0.52%

      At December 31, 2004, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans decreased $0.9 million to $2.3 million at December 31, 2004 from $2.9 million at December 31, 2003, which decreased $1.9 million from $4.8 million at December 31, 2002. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

      At December 31, 2004, loans that aggregated approximately $16.2 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future. There were no restructured loans considered to be impaired at December 31, 2004, 2003 and 2002.

      In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $2.3 million, $2.9 million and $4.7 million at December 31, 2004, 2003 and 2002, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At December 31, 2004, the Company had two borrowers with accruing loans totaling $4.9 million which were not deemed to be impaired within the scope of SFAS No. 114, but to which specific reserves were considered appropriate. The total allowance for loan losses specifically allocated to impaired and other identified problem loans was $1.6 million, $1.5 million and $1.3 million at December 31, 2004, 2003 and 2002, respectively. The average recorded investment in impaired loans for the years ended December 31, 2004, 2003 and 2002 was approximately $2.7 million, $5.1 million and $3.5 million, respectively.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision/credit for loan losses for the dates indicated is as follows:

	(000’s)

	December 31,	Change	December 31,	Change	December 31,
	2004	During 2004	2003	During 2003	2002

Components:
Specific	$1,615	$83	$1,532	$250	$1,282
Formula	1,386	77	1,309	(19)	1,328
Unallocated	8,800	200	8,600	(300)	8,900

Total allowance	$11,801		$11,441		$11,510

Net change		360		(69)
Net recoveries/(charge-offs)		(113)		(506)

Provision for loan losses		$473		$437

	Change	December 31,	Change	December 31,	Change	December 31,
	During 2002	2001	During 2001	2000	During 2000	1999

Components:
Specific	$475	$807	$682	$125	$68	$57
Formula	817	511	120	391	(476)	867
Unallocated	2,200	6,700	2,400	4,300	1,177	3,123

Total allowance		$8,018		$4,816		$4,047

Net change	3,492		3,202		769
Net recoveries/(charge-offs)	(410)		(1,178)		(375)

Provision for loan losses	$3,902		$4,380		$1,144

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

2004

•	Economic and business conditions — Continuation of the improvements in the overall economy which began during the second half of 2003, as evidenced by reduced unemployment and improvements in productivity and corporate profits, became less certain during the second half of 2004. Signs of increased inflation, such as the recent pronounced rise in energy costs, increases in the cost of raw materials used in construction and significant increases in real estate taxes within the Bank’s market area, as well as a rise in short-term interest rates, which began in the third quarter of 2004 and has continued into the first quarter of 2005, could have negative effects on the demand for or value of real estate, the primary collateral for the Bank’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in construction loans increased to 13.2 percent of total loans at December 31, 2004 from 8.5 percent at December 31, 2003. These loans generally have a higher degree of risk than other types of loans which the Bank makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. In addition, concentration in commercial and industrial loans increased to 31.6 percent of total loans at December 31, 2004 from 30.3 percent at December 31, 2003. These loans also generally have a higher degree of risk than other types of loans which the Bank makes since repayment of these loans is largely based on the borrowers’ ability to successfully operate their businesses. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Nonperforming loans decreased during the year ended December 31, 2004, although the Bank experienced an increase in delinquencies. As a result of the Bank’s regular periodic loan review process, management noted overall improvement in credit quality which is believed to have been mainly attributable to the continued rise in real estate values in the Bank’s primary market area. However, continuation of recent trends of rising construction, energy and interest costs may negatively impact the borrowers’ ability to meet their loan obligations. Certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impact the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank has introduced several low cost home equity products since the fourth quarter of 2002. As of December 31, 2004, home equity loans represent approximately 7.2% of total loans. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $200,000 increase in the unallocated component of the allowance to $8.8 million reflects our best estimate of probable losses which have been incurred as of December 31, 2004.

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

      A summary of the allowance for loan losses for the years ended December 31, is as follows:

	(000’s except percentages)

	2004	2003	2002	2001	2000

Net loans outstanding at end of year	$862,496	$707,104	$642,438	$600,377	$506,101

Average net loans outstanding during the year	780,331	662,800	619,098	560,584	446,843

Allowance for loan losses:
Balance, beginning of year	$11,441	$11,510	$8,018	$4,816	$4,047
Provision charged to expense	473	437	3,902	4,380	1,144

	11,914	11,947	11,920	9,196	5,191
Charge-offs and recoveries during the year:
Charge offs:
Real estate:
Commercial	(62)	(540)	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	(29)
Commercial and industrial	(102)	(176)	(290)	(1,407)	(378)
Lease financing and individuals	(30)	(1)	(189)	(21)	(21)
Recoveries:
Real estate:
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	6	—
Commercial and industrial	72	197	66	242	49
Lease financing and individuals	9	14	3	2	4

Net (charge-offs) recoveries during the year	(113)	(506)	(410)	(1,178)	(375)

Balance, end of year	$11,801	$11,441	$11,510	$8,018	$4,816

Ratio of net charge-offs to average net loans outstanding during the year	0.01%	0.08%	0.07%	0.21%	0.08%
Ratio of allowance for loan losses to gross loans outstanding at end of the year	1.35%	1.59%	1.76%	1.31%	0.94%

      The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	(000’s except percentages)

	2004			2003			2002

			Percent			Percent			Percent
			of Loans			of Loans			of Loans
			in each			in each			in each
	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts by	by Total	Loan Loss	Amounts by	by Total	Loan Loss	Amounts by	by Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	$779	$233,452	26.62%	$167	$241,566	33.53%	$375	$231,411	35.31%
Construction	122	116,064	13.23	79	60,892	8.45	100	56,691	8.65
Residential	—	222,392	25.36	85	178,518	24.78	12	164,287	25.07
Commercial and industrial	2,091	277,013	31.59	2,498	218,130	30.28	2,116	179,288	27.36
Lease financing and individuals	9	28,063	3.20	12	21,256	2.96	7	23,733	3.61
Unallocated	8,800	—	—	8,600	—		8,900	—	—

Total	$11,801	$876,984	100.00%	$11,441	$720,362	100.00%	$11,510	$655,410	100.00%

	(000’s except percentages)

	2001			2000

			Percent			Percent
			of Loans			of Loans
			in each		Loan	in each
	Amount of	Loan	Category	Amount of	Amounts	Category
	Loan Loss	Amounts by	by Total	Loan Loss	by	by Total
	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	$807	$210,840	34.57%	—	$181,735	35.48%
Construction	189	52,496	8.61	$125	32,869	6.42
Residential	41	174,859	28.67	27	155,449	30.35
Commercial and industrial	239	140,573	23.05	322	110,555	21.58
Lease financing and individuals	42	31,106	5.10	42	31,647	6.17
Unallocated	6,700	—	—	4,300	—	—

Total	$8,018	$609,874	100.00%	$4,816	$512,255	100.00%

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2004. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 2004, the FDIC, and during 2002, the New York State Banking Department, completed examinations of the Bank. In 1999, the Federal Reserve completed an off-site examination of the Company. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $0.5 million during 2004, compared to $0.4 million during 2003 and $3.9 million during 2002. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

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

      The following table presents a summary of deposits at December 31:

	(000’s)

	2004	2003	2002

Demand deposits	$512,790	$484,956	$446,370
Money market accounts	364,778	297,332	272,141
Savings accounts	73,747	68,713	60,398
Time deposits of $100,000 or more	106,737	88,415	92,605
Time deposits of less than $100,000	62,780	70,247	73,078
Checking with interest	114,509	115,237	82,584

Total	$1,235,341	$1,124,900	$1,027,176

      At December 31, 2004 and 2003, certificates of deposits and other time deposits of $100,000 or more totaled $106.7 million and $88.4 million, respectively. At December 31, 2004, such deposits classified by time remaining to maturity were as follows:

(000’s)

3 months or less	$80,757
Over 3 through 6 months	11,768
Over 6 through 12 months	14,212
Over 12 months	—

Total	$106,737

      Total deposits at December 31, 2004 increased $110.4 million or 9.8 percent to $1,235.3 million, from $1,124.9 million at December 31, 2003, which increased $97.7 million or 9.5 percent from $1,027.2 million at December 31, 2002. Average deposits outstanding increased $106.5 million or 9.8 percent to $1,190.8 million in 2004 from $1,084.3 million in 2003, which increased $134.5 million or 14.2 percent from $949.8 million in 2003. Excluding municipal CD’s, which are acquired on a bid basis, total deposits increased 9.9 percent and 9.6 percent, and average deposits increased 10.1 percent and 16.7 percent in 2004 and 2003, respectively.

      Average non interest bearing deposits increased $66.3 million or 14.7 percent to $517.5 million in 2004 from $451.3 in 2003 which increased $71.3 million or 18.8 percent from $380.0 million in 2002. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits increased $40.2 million or 6.3 percent to $673.2 million in 2004 reflecting increases in checking with interest accounts, money market accounts, and savings accounts partially offset by decreases in time deposits. Average interest bearing deposits in 2003 increased $63.3 million or 11.1 percent reflecting increases in checking with interest accounts, money market accounts, savings accounts and consumer time deposits offset by decreases in time deposits.

      Average money market deposits increased $26.5 million or 8.8 percent in 2004 and $49.9 million or 19.9 percent in 2003, due in part to new customer accounts, increased activity and the addition of new branches.

      Average checking with interest deposits increased $11.7 million or 11.8 percent in 2004 and $22.1 million or 28.8 percent in 2003 primarily as a result of new customer accounts and increased activity in existing accounts.

      Average time deposits decreased $4.1 million or 2.4 percent in 2004 and $15.3 million or 8.3 percent in 2003. These decreases resulted primarily from decreases in average municipal CD’s, of $2.6 million in 2004 and $19.9 million in 2003. The decreases in average municipal CD’s, which are generally short term and are acquired on a bid basis, were principally the result of reduced emphasis on obtaining this type of deposit, due to significant increases in non-interest bearing and other lower cost deposits and a shift to longer term borrowings as part of the Company’s ongoing management of interest rate risk.

      Average savings deposit balances reflect moderate growth, increasing $6.1 million and $6.6 million in 2004 and 2003, respectively.

      On average, deposit rates decreased in both 2004 and 2003 due to the remaining effects of the steadily declining interest rate environment which continued through the first half of 2003. By the second half of 2004, short term rates began to rise gradually resulting in higher deposit costs towards the end of 2004.

      Time deposits of over $100,000, including municipal CD’s, increased $18.3 million at December 31, 2004 and decreased $4.2 million at December 31, 2003, respectively, compared to the prior year end balances. Municipal CD’s are used to expand or maintain lower cost municipal deposits, fund securities purchases and for capital leveraging. These CD’s are primarily short term and are acquired on a bid basis. Non municipal time deposits over $100,000 increased in 2004 by $18.7 million compared to 2003 and decreased $3.5 million in 2003 compared to 2002. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

      The Company also utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these funding sources, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. The Company does not generally acquire brokered deposits.

      The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)

	Year ended December 31,

	2004		2003		2002
	Average		Average		Average

	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits — Non interest bearing	$517,532	—	$451,282	—	$380,015	—
Money market accounts	327,055	0.56%	300,566	0.68%	250,634	1.37%
Savings accounts	70,321	0.23	64,184	0.23	57,629	0.60
Time deposits	165,349	1.19	169,435	1.31	184,723	1.93
Checking with interest	110,499	0.22	98,852	0.26	76,759	0.69

Total	$1,190,756	0.35%	$1,084,319	0.43%	$949,760	0.83%

Borrowings

      Borrowings with original maturities of one year or less totaled $164.5 million and $198.3 million at December 31, 2004 and 2003, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase and borrowings from the FHLB and other correspondent banks. Other borrowings totaled $263.1 million and $188.1 million at December 31, 2004 and 2003, respectively, consisting of borrowings from the FHLB with initial stated maturities of 5 or 10 years and 1 to 4 year call options.

      Interest expense on all borrowings totaled $12.6 million, $10.8 million and $15.1 million in 2004, 2003 and 2002, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

		(000’s except percentages)

		2004	2003	2002

Average balance:	Short-term	$181,870	$156,990	$148,555
	Other borrowings	231,014	188,159	208,886
Weighted average interest rate (for the year):	Short-term	1.2%	1.1%	1.6%
	Other borrowings	4.5	4.8	6.1
Weighted average interest rate (at year end):	Short-term	1.7%	1.0%	1.3%
	Other borrowings	4.3	4.7	4.7
Maximum month-end outstanding amount:	Short-term	$216,920	$198,436	$161,757
	Other borrowings	263,125	188,169	209,191

      During 2004, the Company increased its long-term borrowings by $75 million reflecting management’s efforts to effectively leverage its capital and to manage interest rate risk. The additional borrowings had 5 year terms with 1 year call provisions and a weighted average interest rate of 3.25 percent.

      In December 2002, the Company prepaid $21 million of its long term borrowings as part of its ongoing asset liability management. A prepayment penalty of $2.6 million was incurred as a result of the transaction and is included in interest expense on other borrowings. This increased the average cost of other borrowings for 2002 to 6.1 percent. Excluding this transaction, the average cost of other borrowings in 2002 was 4.9 percent.

      At December 31, 2004, the Bank had available unused lines of credit of $109 million from the FHLB, $75 million from correspondent banks and $110 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

Capital Resources

      Stockholders’ equity increased $17.3 million or 12.2 percent to $159.7 million at December 31, 2004 from $142.4 million at December 31, 2003, which increased $5.6 million or 4.1 percent from $136.8 million at December 31, 2002. The 2004 increase resulted from net income of $27.5 million, net proceeds from stock options exercised of $4.1 million, and proceeds from sales of treasury stock of $0.5 million, partially offset by cash dividends paid of $11.5 million, purchases of treasury stock of $1.9 million and a reduction of accumulated other comprehensive income of $1.4 million. The 2003 increase resulted from net income of $24.2 million, net proceeds from stock options exercised of $4.8 million, and proceeds from sales of treasury stock of $0.8 million, partially offset by cash dividends paid of $9.5 million, purchases of treasury stock of $3.8 million and a reduction of accumulated other comprehensive income of $10.9 million.

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

      The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 included elsewhere herein.

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

      The risk-based capital ratios at December 31, follow:

	2004	2003	2002

Tier 1 capital:
Company	14.5%	15.6%	17.0%
Bank	14.4	15.6	17.0
Total capital:
Company	15.6%	16.9%	18.3%
Bank	15.5	16.9	18.3

      Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

      The leverage ratios were as follows at December 31:

	2004	2003	2002

Company	8.2%	8.4%	8.3%
Bank	8.1	8.4	8.3

      To be considered “well-capitalized” under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the “well capitalized” category at December 31, 2004. Management plans to conduct the affairs of the Bank so as to maintain a strong capital position in the future.

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

      The Bank’s liquid assets, at December 31, 2004, include cash and due from banks of $32.4 million and Federal funds sold of $5.7 million. Federal funds sold represents the Bank’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

      Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $186.5 million at December 31, 2004. This represented 21.4 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $153.4 million, or 17.5 percent of loans at December 31, 2004, mature in one year or less. The Bank may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

      The Bank is a member of the FHLB. The Bank has a borrowing capacity of up to $120 million under two lines of credit at December 31, 2004, at various terms secured by FHLB stock owned and to be purchased and certain other assets of the Bank. The Bank had $11.0 million in advances outstanding under these lines from the FHLB at December 31, 2004. The Bank’s short-term borrowings included $152.7 million under securities sold under agreements to repurchase at December 31, 2004, and had securities totaling $347.6 million at December 31, 2004 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, the Bank has agreements with two investment firms to borrow up to $110 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $75 million. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

      The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank’s obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is also obligated under leases or license agreements for certain of its branches and equipment.

      A summary of significant long-term contractual obligations and credit commitments at December 31, 2004 follows:

		After 1 Year	After 3 Years
	Within	but Within	but Within	After
	1 Year	3 Years	5 Years	5 Years	Total

Contractual Obligations:
Time Deposits	$152,668	$11,428	$5,092	$329	$169,517
FHLB Borrowings	24	53	120,560	142,484	263,121
Operating lease and license obligations	1,744	2,197	1,383	3,881	9,205

Total	$154,436	$13,678	$127,035	$146,694	$441,843

Credit Commitments:
Available lines of credit	$107,833	$55,476	$3,102	$34,317	$200,728
Other loan commitments	28,216	—	—	—	28,216
Letters of credit	6,062	414	27	—	6,503

Total	$142,111	$55,890	$3,129	$34,317	$235,447

      FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $242.8 million of those borrowings as of various dates during 2005 and quarterly thereafter.

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

Quarterly Results of Operations (Unaudited)

      Set forth below are certain quarterly results of operations for 2004 and 2003.

	(000’s except per share data)

	2004 Quarters				2003 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$23,152	$23,009	$21,503	$20,768	$20,596	$18,099	$18,633	$19,192
Net interest income	18,451	18,539	17,613	17,034	16,906	14,364	14,607	15,199
Provision for loan losses	—	—	214	259	43	—	27	367
Income before income taxes	11,194	11,641	9,532	8,603	9,008	7,198	8,387	11,369
Net income	7,320	7,847	6,411	5,962	6,036	4,953	5,580	7,638
Basic earnings per common share	1.00	1.07	0.88	0.82	0.83	0.69	0.78	1.07
Diluted earnings per common share	0.97	1.05	0.86	0.81	0.81	0.67	0.76	1.05

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2004. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	changes in economic conditions;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	increases in federal and state income taxes and/or the Company’s effective income tax rate;

•	the extent and timing of legislative and regulatory actions and reform; and

•	inability to integrate acquired companies.

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

      The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2004 shows the Company’s net interest income declining slightly if rates rise or fall.

      The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2004 and 2003. For 2004 and 2003, a 100 basis point downward change in interest rates was substituted for the 200 basis point downward scenario, as management believes that a 200 basis point downward change is not meaningful in light of the current interest rate levels.

	Percentage Change in	Percentage Change in
	Estimated Net Interest	Estimated Net Interest
	Income from	Income from
Gradual Change in Interest Rates	December 31, 2004	December 31, 2003

+200 basis points	(0.1)%	(0.2)%
-100 basis points	(1.9)%	(1.4)%

      The percentage change in estimated net interest income for the subsequent 12 month measurement period from December 31, 2004 in the +200 basis points and — 100 basis points scenarios of (0.1)% and (1.9)%, respectively, are within the Company’s policy limit of (5.0)%.

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

      The Company also prepares a static gap analysis. The “Static Gap” as of December 31, 2004 and 2003 is presented in the tables below. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market accounts and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

      At December 31, 2004, the “Static Gap” showed a negative cumulative gap of $11.9 million in the one day to one year repricing period, as compared to a negative cumulative gap of $29.7 million at December 31, 2003. The change in the cumulative static gap between December 31, 2004 and December 31, 2003 reflects the results of the Company’s efforts to reposition its portfolios as a result of the continued decline of interest rates experienced from 2001 through the first half of 2003. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes.

      The tables below set forth the interest rate sensitivity analysis by repricing date at year end 2004 and 2003.

Interest Rate Sensitivity Analysis By Repricing Date

December 31, 2004

	(000’s except percentages)

		Over One
		Day to	Over Three	Over One		Non-
		Three	Months to	Year to	Over Five	Interest
	One Day	Months	One Year	Five Years	Years	Bearing	Total

Assets:
Loans, net	—	$436,902	$55,952	$289,004	$75,661	$4,977	$862,496
Mortgage-backed securities	—	35,522	120,520	238,178	62,872	—	457,092
Other securities	—	37,354	33,086	230,054	131,740	—	432,234
Other earning assets	$5,700	—	—	—	5,785	—	11,485
Other assets	—	—	—	—	—	77,567	77,567

Total assets	5,700	509,778	209,558	757,236	276,058	82,544	1,840,874

Liabilities and stockholders’ equity:
Interest bearing deposits	—	$473,137	$44,309	$16,520	$188,585	—	$722,551
Other borrowed funds	$65,029	99,449	55,016	85,601	122,498	—	427,593
Demand deposits	—	—	—	—	—	$512,790	512,790
Other liabilities	—	—	—	—	—	18,278	18,278
Stockholders’ equity	—	—	—	—	—	159,662	159,662

Total liabilities and stockholders’ equity	65,029	572,586	99,325	102,121	311,083	690,730	1,840,874

Net interest rate sensitivity gap	$(59,329)	$(62,808)	$110,223	$655,115	$(35,025)	$(608,186)	—

Cumulative gap	$(59,329)	$(122,137)	$(11,904)	$643,211	$608,186	—	—

Cumulative gap to interest-earning assets	(3.36)%	(6.93)%	(0.68)%	36.48%	34.49%

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT TO THE STOCKHOLDERS

March 8, 2005

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

      The consolidated financial statements have been audited by an independent registered public accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of the stockholders, the Board of Directors and committees of the Board of Directors. Management believes all representations made to the independent auditors during their audit were valid and appropriate.

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

      Management assessed the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions, as of December 31, 2004.

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

      The Company’s assessment of the effectiveness of internal control over financial reporting and the Company’s consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Accounting Firm.

Compliance With Laws and Regulations

      Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

      Management assessed Hudson Valley Bank’s compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Hudson Valley Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2004.

James J. Landy President & Chief Executive Officer	Stephen R. Brown Senior Executive Vice President, Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Hudson Valley Holding Corp.

      We have audited management’s assessment, included in the accompanying “Management’s Report to the Stockholders,” that Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank (collectively the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (“Call Report Instructions”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

New York, New York
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hudson Valley Holding Corp.

      We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank, (collectively the “Company”), as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York

March 8, 2005

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2004, 2003 and 2002
Dollars in thousands, except per share amounts

	2004	2003	2002

Interest Income:
Loans, including fees	$54,136	$48,098	$48,469
Securities:
Taxable	25,307	19,707	27,098
Exempt from Federal income taxes	8,734	8,146	7,774
Federal funds sold	209	555	1,364
Deposits in banks	46	14	38

Total interest income	88,432	76,520	84,743

Interest Expense:
Deposits	4,184	4,671	7,885
Securities sold under repurchase agreements and other short-term borrowings	2,140	1,730	2,317
Other borrowings	10,471	9,043	12,780

Total interest expense	16,795	15,444	22,982

Net Interest Income	71,637	61,076	61,761
Provision for loan losses	473	437	3,902

Net interest income after provision for loan losses	71,164	60,639	57,859

Non Interest Income:
Service charges	3,373	1,415	1,339
Investment advisory fees	1,354	300	260
Realized gain on sales of securities, net	1,100	5,408	54
Other income	698	1,534	1,748

Total non interest income	6,525	8,657	3,401

Non Interest Expense:
Salaries and employee benefits	21,072	19,006	17,118
Occupancy	3,119	2,879	2,501
Professional services	3,491	3,254	2,934
Equipment	2,056	1,759	1,936
Business development	1,485	1,422	1,490
FDIC assessment	173	177	164
Other operating expenses	5,323	4,837	4,373

Total non interest expense	36,719	33,334	30,516

Income Before Income Taxes	40,970	35,962	30,744
Income Taxes	13,430	11,755	9,160

Net Income	$27,540	$24,207	$21,584

Basic Earnings Per Common Share	$3.77	$3.37	$3.05
Diluted Earnings Per Common Share	$3.69	$3.29	$2.97

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2004, 2003 and 2002
Dollars in thousands

	2004	2003	2002

Net Income	$27,540	$24,207	$21,584

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on securities available for sale arising during the year	(1,321)	(11,784)	12,182
Income tax effect	586	4,417	(4,340)

	(735)	(7,367)	7,842
Reclassification adjustment for net gain realized on securities available for sale	(1,100)	(5,408)	(54)
Income tax effect	396	1,992	22

	(704)	(3,416)	(32)

Unrealized holding (loss) gain on securities, net	(1,439)	(10,783)	7,810
Minimum pension liability adjustment	7	(174)	(235)
Income tax effect	(3)	69	98

	4	(105)	(137)

Other comprehensive (loss) income	(1,435)	(10,888)	7,673

Comprehensive Income	$26,105	$13,319	$29,257

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003
Dollars in thousands, except per share and share amounts

	2004	2003

ASSETS
Cash and due from banks	$32,428	$42,558
Federal funds sold	5,700	6,000
Securities available for sale, at estimated fair value (amortized cost of $801,915 in 2004 and $856,651 in 2003)	804,253	861,410
Securities held to maturity, at amortized cost (estimated fair value of $71,810 in 2004)	70,867	—
Federal Home Loan Bank of New York (FHLB) stock	14,206	11,157
Loans (net of allowance for loan losses of $11,801 in 2004 and $11,441 in 2003)	862,496	707,104
Accrued interest and other receivables	11,171	10,778
Premises and equipment, net	14,067	14,436
Deferred income taxes, net	6,816	5,760
Other assets	18,870	10,310

TOTAL ASSETS	$1,840,874	$1,669,513

LIABILITIES
Deposits:
Non interest-bearing	$512,790	$484,956
Interest-bearing	722,551	639,944

Total deposits	1,235,341	1,124,900
Securities sold under repurchase agreements and other short-term borrowings	164,472	198,256
Other borrowings	263,121	188,144
Accrued interest and other liabilities	18,278	15,852

TOTAL LIABILITIES	1,681,212	1,527,152

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common Stock, $0.20 par value; authorized 10,000,000 shares; outstanding 7,359,160 and 6,586,816 shares in 2004 and 2003, respectively	1,680	1,519
Additional paid-in capital	185,438	165,562
Retained earnings	1,492	1,304
Accumulated other comprehensive income	365	1,800
Treasury stock, at cost; 1,040,046 and 1,009,374 shares in 2004 and 2003, respectively	(29,313)	(27,824)

Total stockholders’ equity	159,662	142,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,840,874	$1,669,513

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-In	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2002	5,260,158	$1,232	$(22,791)	$125,057	$4,829	$5,015	$113,342
Net income					21,584		21,584
Exercise of stock options, net of tax	132,706	27		3,565			3,592
Purchase of treasury stock	(48,672)		(1,949)				(1,949)
Sale of treasury stock	8,001		206	96			302
Stock dividend	535,407	107		17,675	(17,782)		—
Cash dividends					(7,737)		(7,737)
Minimum pension liability adjustment						(137)	(137)
Net unrealized loss on securities available for sale						7,810	7,810

Balance at December 31, 2002	5,887,600	1,366	(24,534)	146,393	894	12,688	136,807
Net income					24,207		24,207
Exercise of stock options, net of tax	168,998	33		4,724			4,757
Purchase of treasury stock	(89,416)		(3,833)				(3,833)
Sale of treasury stock	20,371		543	301			844
Stock dividend	599,263	120		14,144	(14,264)		—
Cash dividends					(9,533)		(9,533)
Minimum pension liability adjustment						(105)	(105)
Net unrealized gain on securities available for sale						(10,783)	(10,783)

Balance at December 31, 2003	6,586,816	1,519	(27,824)	165,562	1,304	1,800	142,361
Net income					27,540		27,540
Exercise of stock options, net of tax	134,337	27		4,025			4,052
Purchase of treasury stock	(43,496)		(1,854)				(1,854)
Sale of treasury stock	12,824		365	165			530
Stock dividend	668,679	134		15,686	(15,820)		—
Cash dividends					(11,532)		(11,532)
Minimum pension liability adjustment						4	4
Net unrealized gain on securities available for sale						(1,439)	(1,439)

Balance at December 31, 2004	7,359,160	$1,680	$(29,313)	$185,438	$1,492	$365	$159,662

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002
Dollars in thousands

	2004	2003	2002

Operating Activities:
Net income	$27,540	$24,207	$21,584
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	473	437	3,902
Depreciation and amortization	1,926	1,703	1,703
Realized gain on security transactions, net	(1,100)	(5,408)	(54)
Amortization of premiums on securities, net	4,259	4,284	1,340
Realized gain on sale of OREO	—	(850)	—
Stock option expense and related tax benefits	330	843	592
Deferred taxes (benefit)	(77)	(107)	(7,353)
Increase (decrease) in deferred loan fees	871	355	(17)
Increase in accrued interest and other receivables	(393)	(1,735)	(67)
Increase in other assets	(8,560)	(1,454)	(695)
Increase in accrued interest and other liabilities	1,935	1,160	636
Other changes, net	7	(173)	(45)

Net cash provided by operating activities	27,211	23,262	21,526

Investing Activities:
Net decrease in Federal Funds sold	300	23,393	46,907
Increase in FHLB stock	(3,049)	(698)	—
Proceeds from maturities of securities available for sale	197,276	1,357,857	788,712
Proceeds from maturities of securities held to maturity	5,596	—	—
Proceeds from sales of securities available for sale	29,144	129,749	775
Purchases of securities available for sale	(174,933)	(1,621,201)	(898,320)
Purchases of securities held to maturity	(76,372)	—	—
Increase in payable for securities purchased	491	—	—
Net increase in loans	(156,737)	(65,458)	(45,946)
Proceeds from sale of OREO	—	2,681	—
Net purchases of premises and equipment	(1,557)	(3,510)	(2,203)

Net cash used in investing activities	(179,841)	(177,187)	(110,075)

Financing Activities:
Net increase in deposits	110,441	97,724	138,700
Repayment of other borrowings	(23)	(27)	(21,020)
Proceeds from other borrowings	75,000	—	—
Net (decrease) increase in securities sold under repurchase agreements and short term borrowings	(33,784)	59,044	(4,317)
Proceeds from issuance of common stock	3,722	3,914	3,000
Proceeds from sale of treasury stock	530	844	302
Cash dividends paid	(11,532)	(9,533)	(7,737)
Acquisition of treasury stock	(1,854)	(3,833)	(1,949)

Net cash provided by financing activities	142,500	148,133	107,078

(Decrease) Increase in Cash and Due from Banks	(10,130)	(5,792)	18,529
Cash and due from banks, beginning of year	42,558	48,350	29,821

Cash and due from banks, end of year	$32,428	$42,558	$48,350

Supplemental Disclosures:
Interest paid	$16,377	$16,325	$23,452
Income tax payments	12,627	11,491	17,332
Change in unrealized gain (loss) on securities available for sale — net of tax	(1,439)	(10,783)	7,810

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

      Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), (collectively the “Company”). The Bank offers a broad range of lending and depository products to businesses, individuals and government units through 15 branches in Westchester County, New York, two branches in Bronx County, New York, two branches in Manhattan, New York, and a loan production office in Queens County, New York. The Bank also provides investment management services to its customers through its wholly-owned subsidiary A.R. Schmeidler & Co., Inc, a money management firm acquired on October 1, 2004. The acquisition, which was made for cash, was accounted for as a purchase. The acquired company is not a significant subsidiary for accounting purposes. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. An estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

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

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There were no interest rate contracts outstanding as of December 31, 2004 or 2003. The Company had two interest rate floor contracts which expired on June 1, 2003, one with a notional value of $25 million with a 4.5% strike rate and one with a notional value of $25 million and a 4.0% strike rate, which did not qualify for hedge accounting under SFAS No. 133. Accordingly, the contracts were accounted for at fair value with the resulting net gains of $25 and $1,105 included in other income during 2003 and 2002, respectively.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2004 and 2003. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examination.

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

      Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 to 5 years for furniture, fixtures and equipment and 31.5 years for buildings. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

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

      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2004 did not indicate impairment of its goodwill or identified intangible assets.

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

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. Effective January 1, 2002, the Company adopted prospectively the fair value recognition provisions for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Certain stock options under the Company’s plans vest over a five year

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2003 and 2002 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. Non-employee stock options are expensed as of the date of grant. The effects on 2004, 2003, and 2002 net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards were not significant.

      The fair value (present value of the estimated future benefit to the option holder) of each years’ option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2004, 2003 and 2002, respectively: dividend yields of 4.5 percent, 4.1 percent and 3.8 percent; average expected volatility of 6.9 percent, 8.0 percent, and 9.1 percent, average risk-free interest rates of 3.2 percent, 2.7 percent and 4.1 percent and expected average lives of 4.9 years, 5.1 years and 5.0 years. All option grants expire within 10 years of the date of grant. The weighted average fair value of options granted during 2004, 2003 and 2002, including the effects of 10% stock dividends declared in each year, was $1.03, $1.16 and $1.98, respectively.

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

      Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2004	2003	2002

Weighted average common shares:
Basic	7,311,944	7,185,888	7,075,934
Effect of stock options	146,928	164,572	194,263
Diluted	7,458,872	7,350,460	7,270,197

      In December 2004, 2003 and 2002, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      Share-Based Payment — In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that will require companies to expense the value of employee stock options and similar awards. Under SFAS No. 123R, which will become effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, the fair value of share based payment awards is required to be included as compensation expense in the income statement beginning on the date that the Company grants awards to employees. As discussed in Note 1 herein, as of January 1, 2002, the Company adopted the fair value recognition provisions for stock-based compensation in accordance with SFAS No. 123 as amended by SFAS No. 148. Since the Company already accounts for employee share-based payments using the fair value method, management does not believe that the adoption of SFAS No. 123R will have a significant impact on its financial position or results of operations.

      Other-Than-Temporary Impairment of Investments — In October 2004, the FASB issued a proposed staff position EITF Issue No. 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”’ The proposed staff position is expected to provide implementation guidance with respect to debt securities that are impaired solely because of interest rate and/or sector spread increases and that are analyzed for impairment under paragraph 16 of EITF Issue No. 03-1. As a result of this proposed guidance, the FASB has indefinitely delayed the effective date of measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1. Management will evaluate the impact of adoption of this guidance upon its issuance.

      Other — Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

2  Securities

	December 31

	2004				2003

		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$167,756	$19	$1,810	$165,965	$187,388	$420	$742	$187,066
Mortgage-backed securities	393,447	1,216	3,309	391,354	437,200	1,935	4,983	434,152
Obligations of states and political subdivisions	190,411	6,471	635	196,247	183,057	8,188	544	190,701
Other debt securities	29,245	272	304	29,213	28,030	365	379	28,016

Total debt securities	780,859	7,978	6,058	782,779	835,675	10,908	6,648	839,935
Mutual funds and other equity securities	21,056	639	221	21,474	20,976	581	82	21,475

Total	$801,915	$8,617	$6,279	$804,253	$856,651	$11,489	$6,730	$861,410

	December 31, 2004

		Gross
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities	$65,739	$906	$31	$66,614
Obligations of states and political subdivisions	5,128	74	6	5,196

Total	$70,867	$980	$37	$71,810

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2004, securities having a stated value of approximately $467,686 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

      Gross gains of $1,100, $5,408 and $54 were recorded as a result of securities available for sale sold or redeemed in 2004, 2003 and 2002 respectively. Applicable income taxes relating to such transactions were $396, $1,992 and $22 in 2004, 2003 and 2002, respectively.

      The following table reflects the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2004 and 2003 (in thousands):

	2004

	Duration of Unrealized Loss

	Less than 12 months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Classified as Available for Sale
U.S. Treasury and government agencies	$154,516	$1,714	$2,904	$96	$157,420	$1,810
Mortgage-backed securities	174,071	1,729	68,877	1,580	242,948	3,309
Obligations of states and political subdivisions	30,751	633	68	2	30,819	635
Other debt securities	5,464	36	18,824	268	24,288	304

Total debt securities	364,802	4,112	90,673	1,946	455,475	6,058
Mutual funds and other equity securities	—	—	19,778	221	19,778	221

Total temporarily impaired securities	$364,802	$4,112	$110,451	$2,167	$475,253	$6,279

	2004

	Duration of Unrealized Loss

	Less than 12 Months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Classified as Held to Maturity
Mortgage-backed securities	$7,545	$31	—	—	$7,545	$31
Obligations of states and political subdivisions	451	6	—	—	451	6

Total temporarily impaired securities	$7,996	$37	—	—	$7,996	$37

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	Duration of Unrealized Loss

	Less than 12 months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Classified as Available for Sale
U.S. Treasury and government agencies	$102,811	$742	—	—	$102,811	$742
Mortgage-backed securities	345,896	4,983	—	—	345,896	4,983
Obligations of states and political subdivisions	21,393	544	—	—	21,393	544
Other debt securities	21,219	379	—	—	21,219	379

Total debt securities	491,319	6,648	—	—	491,319	6,648
Mutual funds and other equity securities	19,919	80	13	2	19,932	82

Total temporarily impaired securities	$511,238	$6,728	$13	$2	$511,251	$6,730

      The Company has the ability and intent to hold its debt securities to forecasted recovery. There have been no downgrades in credit ratings of securities in the Company’s portfolio, and all of the Company’s securities continue to be readily marketable. Based on these and other factors, the Company has concluded that the impairment in the market value of the above securities is primarily the result of changes in interest rates since the securities were acquired and is considered to be temporary in nature. The total number of securities in the Company’s portfolio that were in an unrealized loss position was 249 and 200 at December 31, 2004 and 2003, respectively.

      The contractual maturity of all debt securities held at December 31, 2004 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale

	Amortized	Fair
	Cost	Value

Contractual Maturity
Within 1 year	$23,286	$23,296
After 1 but within 5 years	169,001	169,136
After 5 but within 10 years	83,973	86,534
After 10 years	116,281	117,656
Mortgage-backed Securities	459,185	457,967

Total	$851,726	$854,589

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

	2004	2003
	Contract	Contract
	Amount	Amount

Credit commitments	$228,944	$197,640
Guarantees written	$6,503	$2,494

      The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates, generally ranging from 4.25% to 8.25%. Guarantees written generally have terms up to one year.

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

	Residential	Commercial
	Property	Property	Total

2004
Loans	$332,554	$431,872	$764,426
Credit commitments	55,874	107,033	162,907

	$388,428	$538,905	$927,333

2003
Loans	$156,334	$431,504	$587,838
Credit commitments	34,532	76,523	111,055

	$190,866	$508,027	$698,893

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4  Loans

      The loan portfolio is comprised of the following:

	December 31

	2004	2003

Real Estate:
Commercial	$233,452	$241,566
Construction	116,064	60,892
Residential	222,392	178,518
Commercial and industrial	277,013	218,130
Individuals	21,787	15,256
Lease financing	6,276	6,000

Total	876,984	720,362
Deferred loan fees	(2,687)	(1,817)
Allowance for loan losses	(11,801)	(11,441)

Loans, net	$862,496	$707,104

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

      A summary of the activity in the allowance for loan losses follows:

	December 31

	2004	2003	2002

Balance, beginning of year	$11,441	$11,510	$8,018
Add (deduct):
Provision for loan losses	473	437	3,902
Recoveries on loans previously charged-off	81	211	69
Charge-offs	(194)	(717)	(479)

Balance, end of year	$11,801	$11,441	$11,510

      The recorded investment in impaired loans at December 31, 2004 was $2,301 for which an allowance of $1,309 has been established. The recorded investment in impaired loans at December 31, 2003 was $2,913, for which an allowance of $1,010 had been established. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

      The average investment in impaired loans during 2004, 2003 and 2002 was $2,664, $5,077 and $3,519, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Non-accrual and restructured loans at December 31, 2004, 2003 and 2002 and related interest income are summarized as follows:

	2004		2003		2002

	Non-Accrual	Restructured	Non-Accrual	Restructured	Non-Accrual	Restructured
	Loans	Loans	Loans	Loans	Loans	Loans

Amount	$2,301	—	$2,913	—	$4,758	—
Interest income recorded	—	—	—	—	—	—
Interest income that would have been recorded under the original contract terms	243	—	188	—	179	—

      Non-accrual loans at December 31, 2004 and 2003 include $2,301 and $2,913, respectively, of loans considered to be impaired under SFAS No. 114.

      Loans made directly or indirectly to employees, directors or principal shareholders were approximately $17,234 and $18,476 at December 31, 2004 and 2003, respectively. During 2004, new loans granted to these individuals and the effects of changes in board member composition totaled $3,150 and payments totaled $4,392.

5  Premises and Equipment

      A summary of premises and equipment follows:

	December 31

	2004	2003

Land	$1,139	$1,139
Buildings	11,247	11,122
Leasehold improvements	4,465	3,909
Furniture, fixtures and equipment	15,717	14,609
Automobiles	600	489

Total	33,168	31,268
Less accumulated depreciation and amortization	(19,101)	(16,832)

Premises and equipment, net	$14,067	$14,436

6	Goodwill and Other Intangible Assets

      During 2004, in connection with the acquisition of A.R. Schmeidler & Co., Inc., the Company recorded customer relationship intangible assets of $2,470 and non-compete provision intangible assets of $516, which have amortization periods of 13 years and 7 years, respectively. Also in connection with the acquisition, the Company recorded $4,335 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31, 2004. There were no intangible assets subject to amortization as of December 31, 2003.

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer Relationships	$2,470	$47	$—	$—
Employment Related	516	18	—	—

Total	$2,986	$65	$—	$—

      Goodwill totaled $4,302 at December 31, 2004. There was no goodwill at December 31, 2003. Goodwill and other intangible assets are included in “Other assets” in the December 31, 2004 Consolidated Balance Sheet. Intangible assets amortization expense for 2004 was $65. There was no intangible assets amortization expense in 2003 or 2002. The annual intangible assets amortization expense is estimated to be approximately $264 in each of the five years subsequent to December 31, 2004. Intangible assets related to prior service costs in the Company’s benefit plans are presented in Note 11.

7	Deposits

      The following table presents a summary of deposits at December 31:

	(000’s)

	2004	2003

Demand deposits	$512,790	$484,956
Money Market accounts	364,778	297,332
Savings accounts	73,747	68,713
Time deposits of $100,000 or more	106,737	88,415
Time deposits of less than $100,000	62,780	70,247
Checking with interest	114,509	115,237

Total Deposits	$1,235,341	$1,124,900

      At December 31, 2004 and 2003, certificates of deposit and other time deposits of $100,000 or more totaled $106.7 million and $88.4 million, respectively. At December 31, such deposits classified by time remaining to maturity were as follows:

	(000’s)

	2004	2003

3 months or less	$80,757	$64,636
Over 3 months through 6 months	11,768	12,975
Over 6 months through 12 months	14,212	10,525
Over 12 months	—	279

Total	$106,737	$88,415

8  Borrowings

      Borrowings with original maturities of one year or less totaled $164,472 and $198,256 at December 31, 2004 and 2003, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase of $152,722 and $138,204 and note options on Treasury, tax and loan of $750 at both December 31,

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 and 2003, respectively, and overnight borrowings of $11,000 and $35,000 at December 31, 2004 and 2003, respectively. Other borrowings totaled $263,121 and $188,144 at December 31, 2004 and 2003, respectively, consisting of borrowings from FHLB with initial stated maturities of ten years and 1 to 4 year call options.

      Interest expense on all borrowings totaled $12,611, $10,773 and $15,097 in 2004, 2003 and 2002, respectively. In December 2002, the Company prepaid $21 million of it’s FHLB borrowings resulting in a pretax penalty of $2.6 million. This penalty is included in interest expense on other borrowings in the consolidated statement of income. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

	2004	2003	2002

Average balance:
Short-term	$181,870	$156,989	$148,555
Other Borrowings	231,014	188,159	208,886
Weighted average interest rate:
Short-term	1.2%	1.1%	1.6%
Other Borrowings	4.5	4.8	6.1
Maximum month-end outstanding amount:
Short-term	$216,920	$198,436	$161,757
Other Borrowings	263,125	188,169	209,191

      As of December 31, 2004 and 2003, these borrowings were collateralized by loans and securities with an estimated fair value of $474,040 and $480,498, respectively.

      At December 31, 2004, the Bank had available unused lines of credit of $109 million from the FHLB, $75 million from correspondent banks and $110 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

9  Income Taxes

      A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31

	2004		2003		2002

Income tax at statutory rate	$14,339	35.0%	$12,587	35.0%	$10,761	35.0%
State income tax, net of Federal benefit	2,068	5.1	1,923	5.4	1,038	3.4
Tax-exempt interest income	(2,944)	(7.2)	(2,730)	(7.6)	(2,592)	(8.4)
Non-deductible expenses and other	(33)	(0.1)	(25)	(0.1)	(47)	(0.2)

Provision for income taxes	$13,430	32.8%	$11,755	32.7%	$9,160	29.8%

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31

	2004	2003	2002

Federal:
Current	$10,597	$9,622	$14,194
Deferred	(54)	(112)	(6,398)
State and Local:
Current	2,910	2,240	2,319
Deferred	(23)	5	(955)

Total	$13,430	$11,755	$9,160

      The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2004		December 31, 2003

	Asset	Liability	Asset	Liability

Allowance for loan losses	$4,744		$4,625
Supplemental pension benefit	1,929		1,725
Minimum pension liability	645		648
Deferred compensation	693		692
Securities available for sale		$1,016		$1,997
Interest on non-accrual loans	194		285
SFAS 123 compensation cost	91		110
Depreciation		188		72
Other	8	284		256

	$8,304	$1,488	$8,085	$2,325

      In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The New York State Department of Taxation and Finance has completed an audit of the Company’s New York State corporation tax returns for the years 1996 through 1998, and is in the process of completing an audit of tax years 1999 through 2004. In January 2005, the Company reached a tentative agreement with New York State on all open issues for tax years 1996 through 2004. The Company does not believe the resolution of this matter will have a significant impact on its financial position or results of operations.

10  Stockholders’ Equity and Stock Options

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

      Management believes, as of December 31, 2004, that both the Company and the Bank meet all capital adequacy requirements to which they are subject.

      The following summarizes the capital requirements and capital position at December 31, 2004 and 2003:

					Minimum
					To Be Well
			Minimum For		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision

Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Total Capital (To Risk Weighted Assets)	$161,397	15.5%	$83,214	8.0%	$104,017	10.0%
Tier 1 Capital (To Risk Weighted Assets)	149,596	14.4	41,607	4.0	62,410	6.0
Tier 1 Capital (To Average Assets)	149,596	8.1	73,578	4.0	91,972	5.0
As of December 31, 2003:
Total Capital (To Risk Weighted Assets)	$149,842	16.9%	$71,123	8.0%	$88,903	10.0%
Tier 1 Capital (To Risk Weighted Assets)	138,719	15.6	35,561	4.0	53,342	6.0
Tier 1 Capital (To Average Assets)	138,719	8.4	65,967	4.0	82,459	5.0

			Minimum For
			Capital
	Actual		Adequacy Purposes

Consolidated	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Total Capital (To Risk Weighted Assets)	$162,538	15.6%	$83,200	8.0%
Tier 1 Capital (To Risk Weighted Assets)	150,737	14.5	41,600	4.0
Tier 1 Capital (To Average Assets)	150,737	8.2	73,615	4.0
As of December 31, 2003:
Total Capital (To Risk Weighted Assets)	$150,136	16.9%	$71,168	8.0%
Tier 1 Capital (To Risk Weighted Assets)	139,006	15.6	35,584	4.0
Tier 1 Capital (To Average Assets)	139,006	8.4	65,981	4.0

      As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Stock Dividend

      In December 2004 and 2003 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

Stock Options

      The Company has stock option plans that provide for the granting of options to directors, certain officers, and to all eligible employees. Options to purchase 671,465 shares of common stock were outstanding at December 31, 2004 under all plans. The stock options are exercisable at prices that approximate the market value of the Company’s stock at dates of grant. Certain options become exercisable in up to five annual installments, commencing one year from date of grant. Other options become exercisable in their entirety, upon completion of 5 years of service. Options have a maximum duration of 10 years.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option transactions under the Plans were as follows:

	Shares	Weighted
	Underlying	Average Exercise
Outstanding Options	Options	Price Per Share

As of January 1, 2002	545,902	16.53
Granted	198,525	26.73
Cancelled or expired	(5,864)	25.86
Exercised	(175,111)	17.13

As of December 31, 2002	563,452	19.84
Granted	192,286	30.20
Cancelled or expired	(6,580)	27.74
Exercised	(204,195)	19.17

As of December 31, 2003	544,963	23.65
Granted	279,179	33.58
Cancelled or expired	(5,100)	30.36
Exercised	(147,577)	25.23

As of December 31, 2004	671,465	27.38
Exercisable as of December 31, 2004	456,118	24.78
Available for future grant	391,038

      The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2004:

				Weighted Average

			Number of	Remaining	Exercise
	Exercise Price		Options	Life (yrs)	Price

	$8.17	$20.00	131,505	4.0	$17.21
	20.07	30.20	287,356	7.0	26.61
	30.21	35.45	252,604	9.2	33.55

Total Options Outstanding	$8.17	$$35.45	671,465	7.2	$27.38
Exercisable	$8.17	$33.91	456,118	6.4	$24.78
Not Exercisable	$20.42	$35.45	215,347	9.0	$32.88

11  Benefit Plans

      The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations include 5 percent of each participant’s earnings during the year. Pension costs charged to other operating expenses (including pension costs for directors) totaled approximately $803, $1,012 and $756 in 2004, 2003 and 2002, respectively.

      The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Bank matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $100, $85 and $74 in 2004, 2003 and 2002, respectively.

      The Company does not offer its own stock as an investment to participants of the Employees’ Savings Plan. The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s Stock.

      Additional retirement benefits are provided to certain officers and directors pursuant to supplemental plans. Costs for the supplemental pension plans totaled $1,019, $1,067 and $931 in 2004, 2003 and 2002, respectively. The Bank records an additional minimum pension liability to the extent that its accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in other comprehensive income net of related tax benefits. The estimated contribution expected to be paid to these plans in 2005 is $513.

      The following tables set forth the status of the Bank’s plans as of December 31:

	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$7,537	$6,617
Service cost	223	198
Interest cost	452	416
Amendments	8	456
Actuarial (gain) loss	(8)	413
Benefits paid	(513)	(563)

Benefit obligation at end of year	7,699	7,537

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on assets	—	—
Employer contributions	513	563
Benefits paid	(513)	(563)

Fair value of plan assets at end of year	—	—

Funded status	(7,699)	(7,537)
Unrecognized transition obligation	46	137
Unrecognized prior service cost	463	594
Unrecognized net loss	2,316	2,437

Accrued benefit cost	(4,874)	$(4,369)

Weighted average assumptions:
Discount rate	6.25%	6.25%
Expected return on plan assets	—	—
Rate of compensation increase	5.00%	5.00%
Components of net periodic benefit cost:
Service cost	$223	$198
Interest cost	452	416
Expected return on plan assets	—	—
Amortization of transition obligation	91	91
Amortization of prior service cost	139	136
Amortization of net loss	114	226

Net periodic benefit cost	$1,019	$1,067

      Set forth below is a summary of the amounts reflected in the Bank’s balance sheets as of December 31:

	2004	2003

Accrued benefit liability	$(6,978)	$(6,703)
Intangible asset	509	730
Accumulated other comprehensive income (pre-tax net reduction in equity)	1,595	1,604

Accrued benefit cost	$(4,874)	$(4,369)

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension
Benefits

2005	$537
2006	696
2007	693
2008	763
2009	806
Years 2010-2014	3,841

12  Commitments, Contingent Liabilities and Other Disclosures

      The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year ending December 31,

2005	$1,304
2006	1,115
2007	707
2008	687
2009	696
Thereafter	3,881

Total minimum future rentals	$8,390

      Rent expense for premises and equipment was approximately $1,207, $987 and $993 in 2004, 2003 and 2002, respectively.

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

Cash Reserve Requirements

      The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $2,106 at December 31, 2004 and $2,209 at December 31, 2003.

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

13  Segment Information

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

      General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, primarily the counties of Westchester and Bronx, New York. For the years ended December 31, 2004, 2003 and 2002, there is no customer that accounted for more than 10% of the Company’s revenue.

14  Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2004 and 2003 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

	December 31

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Assets:
Financial assets for which carrying value approximates fair value	$38.1	$38.1	$48.6	$48.6
Securities, FHLB stock and accrued interest	895.1	896.0	878.4	878.4
Loans and accrued interest	878.5	891.9	721.9	728.4
Liabilities:
Deposits with no stated maturity and accrued interest	1,066.0	1,066.0	966.5	966.5
Time deposits and accrued interest	169.7	170.00	158.9	158.4
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	164.8	164.8	198.4	198.4
Other borrowings and accrued interest	264.3	256.7	189.1	178.9
Financial liabilities for which carrying value approximates fair value	0.5	0.5	—	—

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

Securities, FHLB stock and accrued interest — The fair value was estimated based on quoted market prices or dealer quotations. FHLB stock and accrued interest are stated at their carrying amounts which approximates fair value.

Loans and accrued interest — The fair value of loans was estimated by discounting projected cash flows at the reporting date using current rates for similar loans, reduced by specific and general loan loss allowances. Additionally, under SFAS No. 114, all loans considered impaired are reported at either the fair value of collateral or present value of expected future cash flows. Accrued interest is stated at its carrying amount which approximates fair value.

Deposits with no stated maturity and accrued interest — The estimated fair value of deposits with no stated maturity and accrued interest, as applicable, are considered to be equal to their carrying amounts.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time deposits and accrued interest — The fair value of time deposits has been estimated by discounting projected cash flows at the reporting date using current rates for similar deposits. Accrued interest is stated at its carrying amount which approximates fair value.

Securities sold under repurchase agreements and other short-term borrowings and accrued interest — The estimated fair value of these instruments approximate carrying amount because of their short maturities and variable rates. Accrued interest is stated at its carrying amount which approximates fair value.

Other borrowings and accrued interest — The fair value of callable FHLB advances was estimated by discounting projected cash flows at the reporting date using the rate applicable to the projected call date option. Accrued interest is stated at its carrying amount which approximates fair value.

15  Condensed Financial Information of Hudson Valley Holding Corp.

(Parent Company Only)

Condensed Balance Sheets

December 31, 2004 and 2003
Dollars in thousands

	2004	2003

Assets
Cash	$825	$2
Investment in subsidiary	158,145	141,731
Equity securities	1,294	1,157

Total Assets	$160,264	$142,890

Liabilities and Stockholders’ Equity
Other liabilities	$602	$529
Stockholders’ equity	159,662	142,361

Total Liabilities and Stockholders’ Equity	$160,264	$142,890

Condensed Statements of Income

For the years ended December 31, 2004, 2003 and 2002
Dollars in thousands

	2004	2003	2002

Dividends from the Bank	$10,105	$8,706	$6,406
Dividends from equity securities	39	40	38
Other income	6	—	1
Operating expenses	162	181	200

Income before equity in undistributed earnings in the Bank	9,988	8,565	6,245
Equity in undistributed earnings of the Bank	17,552	15,642	15,339

Net Income	$27,540	$24,207	$21,584

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002
Dollars in thousands

	2004	2003	2002

Operating Activities:
Net income	$27,540	$24,207	$21,584
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(17,552)	(15,642)	(15,339)
(Decrease) increase in other liabilities	48	(198)	41
Other changes, net	(5)	—	—

Net cash provided by operating activities	10,031	8,367	6,286

Investing Activities:
Proceeds from sales of equity securities	11	—	3
Purchase of equity securities	(84)	(6)	(100)

Net cash used in investing activities	(73)	(6)	(97)

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	4,252	4,758	3,302
Purchase of treasury stock	(1,854)	(3,833)	(1,949)
Cash dividends paid	(11,533)	(9,533)	(7,737)

Net cash used in financing activities	(9,135)	(8,608)	(6,384)

Increase (decrease) in Cash and Due from Banks	823	(247)	(195)
Cash and due from banks, beginning of year	2	249	444

Cash and due from banks, end of year	$825	$2	$249

16  Pending Acquisition

      On December 23, 2004, the Company entered into an Agreement and Plan of Consolidation (the “Agreement”) with New York National Bank, a national banking association (“NYNB”), whereby the Company would acquire NYNB as a wholly-owned bank subsidiary. This agreement is subject to numerous conditions, including all required regulatory approvals for which the Company and NYNB have made application as well as approval of NYNB shareholders. Management believes the acquisition of NYNB will further expand its presence in the Bronx and Manhattan where NYNB currently operates 5 branch locations. The Company anticipates that the acquisition will close by June 30, 2005 subject to the receipt of regulatory approvals and the satisfaction of other conditions contained in the Agreement. The pro-forma effects of the pending acquisition need not be presented as it is not deemed a “significant subsidiary” as defined by Regulation S-X of the Securities and Exchange Commission.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.     CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2004, there has not been any change that has effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

      Not applicable.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

      The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Balance Sheets at December 31, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)
3.2	By-Laws of Hudson Valley Holding Corp.(1)
3.3	Specimen of Common Stock Certificate(1)
4.1	Specimen Stock Restriction Agreement Between the Company and a Shareholder Granted Stock Options(1)
4.2	Specimen Stock Restriction Agreement Between the Company and a Shareholder who Acquired Such Shares from a Shareholder Subject to the Agreement(1)
10.1	Hudson Valley Bank Amended and Restated Directors Retirement Plan Effective May 1, 2004(3)
10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan, effective December 1, 1995*(1)
10.3	Hudson Valley Bank Supplemental Retirement Plan of 1997* (1)
10.4	2002 Stock Option Plan*(2)
10.5	Specimen Non-Statutory Stock Option Agreement*(1)
10.6	Specimen Incentive Stock Option Agreement*(6)
10.7	Consulting Agreement Between the Company and Director John A. Pratt, Jr.*(1)
10.8
Acquisition Agreement dated June 29, 2004 by and among the shareholders of A. R. Schmeidler & Co., Inc., as Sellers, A. R. Schmeidler & Co., Inc., Hudson Valley Bank, as Buyer, and Hudson Valley Holding Corp.(4)

10.9
Agreement and Plan of Consolidation, dated December 23, 2004, between Hudson Valley Holding Corp., a New York corporation and registered bank holding company and New York National Bank, a national banking association.(5)

11	Statements re: Computation of Per Share Earnings(6)
21	Subsidiaries of the Company(6)
23	Consents of Experts and Counsel(6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

 *  Management compensation plan

(1)	Incorporated herein by reference in this document to the Registration Statement on Form 10 initially filed on May 1, 2000

(2)	Incorporated herein by reference in this document to Appendix A and Exhibit A to Appendix A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders

(3)	Incorporated herein by reference in this document to the Form 10-Q filed on May 10, 2004

(4)	Incorporated herein by reference in this document to the Form 8-K filed on June 30, 2004

(5)	Incorporated herein by reference in this document to the Form 8-K filed on December 27, 2004

(6)	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 11, 2005

By:	/s/ JAMES J. LANDY

James J. Landy
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2005 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES J. LANDY

James J. Landy
President, Chief Executive Officer and Director

/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer)

/s/ WILLIAM E. GRIFFIN

William E. Griffin
Chairman of the Board and Director

/s/ JAMES M. COOGAN

James M. Coogan
Director

/s/ GREGORY F. HOLCOMBE

Gregory F. Holcombe
Director

/s/ ANGELO R. MARTINELLI

Angelo R. Martinelli
Director

/s/ WILLIAM J. MULROW

William J. Mulrow
Director

/s/ JOHN A. PRATT JR.

John A. Pratt Jr.
Director

/s/ CECILE D. SINGER

Cecile D. Singer
Director

/s/ CRAIG S. THOMPSON

Craig S. Thompson
Director

/s/ ANDREW J. REINHART

Andrew J. Reinhart
Senior Vice President and Controller
(Principal Accounting Officer)