Form 10-Q
period 2005-03-31
HUDSON VALLEY HOLDING CORP
filed 2005-05-10
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

Commission File No. 030525

HUDSON VALLEY HOLDING CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, NY 10707

(Address of principal executive office with zip code)

914-961-6100

(Registrant’s telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes  ☑  No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 2, 2005

Common stock, par value $0.20 per share	7,357,168

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended
	March 31,

	2005	2004

Interest Income:
Loans, including fees	$15,939	$12,359
Securities:
Taxable	6,845	5,912
Exempt from federal income taxes	2,182	2,186
Federal funds sold	77	18
Deposits in banks	15	4

Total interest income	25,058	20,479

Interest Expense:
Deposits	1,586	957
Securities sold under repurchase agreements and other short-term borrowings	945	526
Other borrowings	2,836	2,251

Total interest expense	5,367	3,734

Net Interest Income	19,691	16,745
Provision for loan losses	488	259

Net interest income after provision for loan losses	19,203	16,486

Non Interest Income:
Service charges	940	688
Investment advisory fees	1,061	88
Realized gain on security transactions, net	3	—
Other income	207	189

Total non interest income	2,211	965

Non Interest Expense:
Salaries and employee benefits	6,060	5,203
Occupancy	905	732
Professional services	1,005	744
Equipment	524	516
Business development	470	353
FDIC assessment	46	43
Other operating expenses	1,543	1,257

Total non interest expense	10,553	8,848

Income Before Income Taxes	10,861	8,603
Income Taxes	3,522	2,641

Net Income	$7,339	$5,962

Basic Earnings Per Common Share	$1.00	$0.82
Diluted Earnings Per Common Share	0.98	0.81

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended
	March 31,

	2005	2004

Net Income	$7,339	$5,962
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period	(9,632)	9,302
Income tax effect	3,969	(3,559)

	(5,663)	5,743

Reclassification adjustment for net gain realized on securities available for sale	(3)	—
Income tax effect	1	—

	(2)	—

Unrealized holding gain (loss) on securities available for sale	(5,665)	5,743

Minimum pension liability adjustment	109	2
Income tax effect	(44)	(1)

	65	1

Other comprehensive income (loss)	(5,600)	5,744

Comprehensive Income	$1,739	$11,706

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	March 31,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$35,744	$32,428
Federal funds sold	5,564	5,700
Securities available for sale at estimated fair value (amortized cost of $830,597 in 2005 and $801,915 in 2004)	823,300	804,253
Securities held to maturity, at amortized cost (fair value of $67,024 in 2005 and $71,810 in 2004)	67,196	70,867
Federal Home Loan Bank of New York (FHLB) Stock	15,156	14,206
Loans (net of allowance for loan losses of $12,288 in 2005 and $11,801 in 2004)	895,756	862,496
Accrued interest and other receivables	11,621	11,171
Premises and equipment, net	13,961	14,067
Deferred income taxes, net	11,056	6,816
Other assets	18,860	18,870

TOTAL ASSETS	$1,898,214	$1,840,874

LIABILITIES
Deposits:
Non interest-bearing	$556,345	$512,790
Interest-bearing	741,754	722,551

Total deposits	1,298,099	1,235,341
Securities sold under repurchase agreements and other short-term borrowings	161,507	164,472
Other borrowings	263,115	263,121
Accrued interest and other liabilities	17,886	18,278

Total Liabilities	1,740,607	1,681,212

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 7,352,874 and 7,359,160 shares in 2005 and 2004, respectively	1,684	1,680
Additional paid-in capital	186,136	185,438
Retained earnings	5,589	1,492
Accumulated other comprehensive income, net	(5,235)	365
Treasury stock, at cost; 1,069,384 and 1,040,046 shares in 2005 and 2004, respectively	(30,567)	(29,313)

Total stockholders’ equity	157,607	159,662

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,898,214	$1,840,874

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2005 and 2004
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2005	7,359,160	$1,680	$(29,313)	$185,438	$1,492	$365	$159,662
Net income					7,339		7,339
Exercise of stock options	23,052	4		689			693
Purchase of treasury stock	(30,004)		(1,273)				(1,273)
Sale of treasury stock	666		19	9			28
Cash dividend					(3,242)		(3,242)
Minimum pension liability adjustment						65	65
Net unrealized gain on securities available for sale						(5,665)	(5,665)

Balance at March 31, 2005	7,352,874	$1,684	$(30,567)	$186,136	$5,589	$(5,235)	$157,607

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2004	6,586,816	$1,519	$(27,824)	$165,562	$1,304	$1,800	$142,361
Net income					5,962		5,962
Exercise of stock options	45,696	9		1,272			1,281
Purchase of treasury stock	(11,291)		(466)				(466)
Cash dividend					(2,716)		(2,716)
Minimum pension liability adjustment						1	1
Net unrealized loss on securities available for sale						5,743	5,743

Balance at March 31, 2004	6,621,221	$1,528	$(28,290)	$166,834	$4,550	$7,544	$152,166

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Three Months
	Ended March 31,

	2005	2004

Operating Activities:
Net income	$7,339	$5,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	488	259
Depreciation	465	507
Realized gain on security transactions, net	(3)	—
Stock option expense	123	141
Amortization of premiums on securities, net	721	1,157
Deferred tax benefit	(314)	(198)
Increase in deferred loan fees, net	151	342
(Increase) decrease in accrued interest and other receivables	(450)	166
Decrease (increase) in other assets	10	(35)
Decrease in accrued interest and other liabilities	(1,000)	(1,462)
Other changes, net	110	3

Net cash provided by operating activities	7,640	6,842

Investing Activities:
Net decrease in federal funds sold	136	500
(Increase) decrease in FHLB stock	(950)	1,200
Proceeds from maturities and paydowns of securities available for sale	29,650	70,691
Proceeds from maturities of securities held to maturity	3,702	—
Purchases of securities available for sale	(59,081)	(52,102)
Increase in payable for securities purchased	608	—
Net increase in loans	(33,900)	(37,504)
Net purchases of premises and equipment	(359)	(332)

Net cash used in investing activities	(60,194)	(17,547)

Financing Activities:
Net increase in deposits	62,758	26,127
Repayment of other borrowings	(6)	(6)
Net decrease in securities sold under repurchase agreements and short-term borrowings	(2,965)	(14,600)
Proceeds from issuance of common stock	570	1,140
Proceeds from sale of treasury stock	28	—
Cash dividends paid	(3,242)	(2,716)
Acquisition of treasury stock	(1,273)	(466)

Net cash provided by financing activities	55,870	9,479

Increase (decrease) in Cash and Due from Banks	3,316	(1,226)
Cash and due from banks, beginning of period	32,428	42,558

Cash and due from banks, end of period	$35,744	$41,332

Supplemental Disclosures:
Interest paid	$5,166	$3,739
Income tax payments	3,564	2,725
Change in unrealized gain (loss) on securities available for sale — net of tax	(5,665)	5,743

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 15 branch offices in Westchester County, New York, 2 in Bronx County, New York and 2 in Manhattan, New York. In addition, the Bank has a loan production office, located at 97-77 Queens Boulevard, Rego Park, New York. The Bank also provides investment management services to its customers through its wholly-owned subsidiary A.R. Schmeidler & Co., Inc., a money management firm located at 555 Fifth Avenue, New York, New York. In April 2005, the Bank applied for regulatory approval to open a branch location at 320 Park Avenue, New York, New York and to convert its loan production office in Queens to a full service branch location. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser but increasing extent, the Bronx and Manhattan.

      On December 23, 2004, the Company entered into an Agreement and Plan of Consolidation (the “Agreement”) with New York National Bank, a national banking association (“NYNB”), providing for the consolidation of NYNB with a subsidiary of the Company. Under the Agreement, the holders of NYNB stock will receive, at their option, either cash or preferred stock of the surviving corporation, which will operate as a New York state chartered bank subsidiary of the Company. The closing under the Agreement is subject to numerous conditions, including receipt of all required regulatory approvals for which the Company and NYNB have made application as well as approval by NYNB shareholders. The acquisition of NYNB is expected to further expand the Company’s presence in the Bronx and Manhattan, where NYNB currently operates 5 branch locations. The Company anticipates that the acquisition will close by September 30, 2005 subject to the receipt of regulatory approvals and the satisfaction of other conditions contained in the Agreement. The acquisition will not be significant from an accounting standpoint.

2.  Summary of Significant Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2005 and the results of its operations and comprehensive income for the three month periods ended March 31, 2005 and 2004, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2005 and 2004. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

      These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2004 and notes thereto.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2005. There is no assurance that the Bank will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

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

      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2004 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the three month period ended March 31, 2005 which would have required additional impairment evaluations.

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

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Non-employee stock options were expensed as of the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2005 and 2004 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. Non-employee stock options are expensed as of the date of grant. The effect on net income and earnings per share for the three month periods ended March 31, 2005 and 2004 if the fair value based method had been applied to all outstanding and unvested awards in each period was not significant.

3.  Goodwill and Other Intangible Assets

      In connection with the fourth quarter 2004 acquisition of A.R. Schmeidler & Co., Inc., the Company recorded customer relationship intangible assets of $2,470 and non-compete provision intangible assets of $516, which have amortization periods of 13 years and 7 years, respectively. Also in connection with the acquisition, the Company recorded $4,335 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition.

      The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer Relationships	$2,470	$95	$2,470	$47
Employment Related	516	37	516	18

Total	$2,986	$132	$2,986	$65

      Goodwill totaled $4,269 and $4,302 at March 31, 2005 and December 31, 2004, respectively. Goodwill and other intangible assets are included in “Other assets” in the March 31, 2005 and December 31, 2004 Consolidated Balance Sheets. Intangible assets amortization expense was $67 for the three month period ended March 31, 2005. There was no intangible assets amortization expense in the three month period ended March 31, 2004. The annual intangible assets amortization expense is estimated to be approximately $264 in each of the five years subsequent to December 31, 2004.

4.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,

	2005	2004

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$7,339	$5,962
Denominator:
Denominator for basic earnings per common share — weighted average shares	7,361,373	7,268,688
Effect of dilutive securities:
Stock options	151,596	136,326

Denominator for diluted earnings per common share — adjusted weighted average shares	7,512,969	7,405,014

Basic earnings per common share	$1.00	$0.82
Diluted earnings per common share	$0.98	$0.81
Dividends declared per share	$0.44	$0.37

      In December 2004, the Company declared a 10% stock dividend. Share and per share amounts for 2004 have been retroactively restated to reflect the issuance of the additional shares.

5.  Benefit Plans

      In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans ($ in thousands).

	Three Months
	Ended
	March 31,

	2005	2004

Service cost	$65	$56
Interest cost	120	113
Amortization of transition obligation	18	22
Amortization of prior service cost	37	35
Amortization of net loss	45	59

Net periodic pension cost	$285	$285

      The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its annual report on Form 10-K for the year ended December 31, 2004 that it expected to contribute $513 to the unfunded defined benefit plans during 2005. For the three months ended March 31, 2005, the Company contributed $128 to these plans. There has been no change to the estimate of total contributions for 2005 from the amount previously reported.

6.  Recent Accounting Pronouncements

      Share-Based Payment — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R.”) SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. The Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The effective date for SFAS No. 123R is January 1, 2006.

      As discussed in Note 1 herein, as of January 1, 2002, the Company adopted the fair value recognition provisions for stock-based compensation in accordance with SFAS No. 123 as amended by SFAS No. 148. The Company expects to adopt SFAS No. 123R beginning on January 1, 2006. Since the Company already accounts for share-based payments under a fair value method, it does not anticipate any material impact to its financial position or results of operations as a result of the adoption of SFAS No. 123R.

      Other-Than-Temporary Impairment of Investments — In October 2004, the FASB issued a proposed staff position EITF Issue No. 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”’ The proposed staff position is expected to provide implementation guidance with respect to debt securities that are impaired solely because of interest rate and/or sector spread increases and that are analyzed for impairment under paragraph 16 of EITF Issue No. 03-1. As a result of this proposed guidance, the FASB has indefinitely delayed the effective date of measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1. Management will evaluate the impact of adoption of this guidance upon its issuance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2005 and consolidated results of operations for the three month periods ended March 31, 2005 and March 31, 2004. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp., HVB Leasing Corp., and A.R. Schmeidler & Co., Inc. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s 2004 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

      This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results, and, therefore, should be read in conjunction with the entire Quarterly Report on Form 10-Q and the Company’s 2004 Annual Report on Form 10-K.

      The Company derives substantially all of its revenue from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals within its market area, primarily Westchester County and portions of New York City. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to maintain and grow net interest income and non interest income by the retention of its existing customer base, the expansion of its core businesses and branch offices within its current market and surrounding areas and by acquiring other banks and related businesses. The Company’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of net interest income to changes in interest rates.

      Net income for the three month period ended March 31, 2005 was $7.3 million or $0.98 per diluted share, an increase of $1.3 million or 23.1 percent compared to $6.0 million or $0.81 per diluted share for the three month period ended March 31, 2004. The Company achieved substantial growth in both of its core businesses, loans and deposits, during the three months ended March 31, 2005, despite seasonal declines in certain demand deposits which were consistent with activity experienced in prior years. In addition, during 2004 the Company increased its long-term borrowings by $75.0 million in an effort to continue to effectively utilize its capital. The proceeds from these borrowings were invested in mortgage-backed securities and obligations of state and political subdivisions. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. In addition, during 2004, the Company took steps to expand its investment management services to customers and to increase its fee based revenue through the acquisition of A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York which currently has more than $600 million in assets under management.

      Short-term interest rates began to rise gradually throughout the second half of 2004 and continued to rise through the first quarter of 2005. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, has not been accompanied with similar increases in longer term interest rates. A continuation of this flattening of the yield curve would put downward pressure on the Company’s future net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates. As a result of the effects of higher short-term interest rates, core growth and the aforementioned additional leverage, tax equivalent basis net interest income increased $3.0 million or 16.8 percent to $20.9 million for the three month period ended March 31, 2005, compared to $17.9 million for the same period in the prior year. The effect of adjustment to a tax equivalent basis was $1.2 million and $1.2 million for the three month periods ended March 31, 2005 and March 31, 2004, respectively.

      Non interest income, excluding securities net gains, was $2.2 million for the three month period ended March 31, 2004, an increase of $1.0 million or 129.1 percent compared to $0.9 million for the same period in the prior year. The increase results primarily from the addition of investment advisory fee income resulting from the acquisition of A.R. Schmeidler & Co., Inc., growth in deposit activity and other service fees and increases in scheduled fees.

      Non interest expense for the three month period ended March 31, 2005 was $10.6 million, an increase of $1.8 million or 19.3 percent compared to $8.8 million for the three month period ended March 31, 2004. The increase reflects the Company’s continued investment in its branch network, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, including the addition of the operating expenses of A.R. Schmeidler & Co., Inc.

      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at March 31, 2005 reflects minimal near term interest rate risk with the Company’s net interest income increasing slightly if rates rise and declining slightly if rates fall.

      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity is sufficient for its current business needs.

      The Company and the Bank are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. Both the Company and the Bank exceeded all current regulatory capital requirements and were in the “well-capitalized” category at March 31, 2005. Management plans to conduct the affairs of the Company and the Bank so as to maintain a strong capital position in the future.

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

      The formula component is calculated by applying loss factors to outstanding loans by type. Loss factors are based on historical loss experience. New loan types, for which there has been no historical loss experience, as explained further below, are one of the considerations in determining the appropriateness of the unallocated component.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2005. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.

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

      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2004 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the three month period ended March 31, 2005 which would have required additional impairment evaluations.

Results of Operations for the Three Month Periods Ended March 31, 2005 and March 31, 2004

  Summary of Results

      The Company reported net income of $7.3 million for the three month period ended March 31, 2005, an increase of $1.3 million or 23.1 percent compared to $6.0 million reported for the three month period ended

March 31, 2004. The increase in net income in the current year period compared to the prior year period resulted from higher net interest income and higher non interest income, partially offset by higher non interest expenses, a higher provision for loan losses and higher income taxes.

      Diluted earnings per share were $0.98 for the three month period ended March 31, 2005, an increase of $0.17 or 21.0 percent from the $0.81 recorded in the three month period ended March 31, 2004. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 18.2 percent and 1.6 percent, respectively, for the three month period ended March 31, 2005, compared to 16.9 percent and 1.4 percent, respectively, in the prior year period.

  Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2005 and March 31, 2004, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2005 and 2004.

	Three Months Ended March 31,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$2,757	$15	2.18%	$4,071	$4	0.39%
Federal funds sold	10,660	77	2.89	7,475	18	0.96
Securities:(1)
Taxable	699,442	6,845	3.91	664,626	5,912	3.56
Exempt from federal income taxes	196,563	3,357	6.83	187,774	3,363	7.16
Loans, net(2)	880,398	15,939	7.24	725,034	12,359	6.82

Total interest earning assets	1,789,820	26,233	5.86	1,588,980	21,656	5.45

Non interest earning assets:
Cash and due from banks	41,535			38,662
Other assets	50,493			38,699

Total non interest earning assets	92,028			77,361

Total assets	$1,881,848			$1,666,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$349,196	$683	0.78%	$306,793	$417	0.54%
Savings	72,509	77	0.42	68,561	31	0.18
Time	190,283	745	1.57	162,535	454	1.12
Checking with interest	122,947	81	0.26	103,911	55	0.21
Securities sold under repurchase agreements and other short-term borrowings	174,485	945	2.17	207,904	526	1.01
Other borrowings	263,117	2,836	4.31	188,140	2,251	4.79

Total interest bearing liabilities	1,172,537	5,367	1.83	1,037,844	3,734	1.44

Non interest bearing liabilities:
Demand deposits	530,066			474,318
Other liabilities	18,343			12,702

Total non interest bearing liabilities	548,409			487,020

Stockholders’ equity(1)	160,902			141,477

Total liabilities and stockholders’ equity(1)	$1,881,848			$1,666,341

Net interest earnings		$20,866			$17,922

Net yield on interest earning assets			4.66%			4.51%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effect of adjustment to a tax equivalent basis was $1,175 and $1,177 for the three month periods ended March 31, 2005 and March 31, 2004, respectively.

  Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2005 and March 31, 2004.

	(000’s)

	Three Month Period Increase
	(Decrease) Due to Change in

	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$(1)	$12	$11
Federal funds sold	8	51	59
Securities:
Taxable	310	623	933
Exempt from federal income taxes(2)	157	(163)	(6)
Loans, net	2,648	932	3,580

Total interest income	3,122	1,455	4,577
Interest expense:
Deposits:
Money market	58	208	266
Savings	2	44	46
Time	78	213	291
Checking with interest	10	16	26
Securities sold under repurchase agreements and other short-term borrowings	(85)	504	419
Other borrowings	897	(312)	585

Total interest expense	960	673	1,633

Increase in interest differential	$2,162	$782	$2,944

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2005 and 2004.

Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three month period ended March 31, 2005, net interest income, on a tax equivalent basis, increased $3.0 million or 16.8 percent to $20.9 million compared to $17.9 million in the prior year period. Net interest income was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $66.1 million or 12.0 percent to $617.3 million for the three month period ended March 31, 2005 compared to $551.1 million in the prior year period, together with a slight increase in the tax equivalent basis net interest margin to 4.66% in 2005 from 4.51% in the prior year period.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. For the three month period ended March 31, 2005, interest income, on a tax equivalent basis, increased $4.5 million or 20.7 percent to $26.2 million compared to $21.7 million in the prior year period. The effect of the adjustment to tax equivalent basis interest income was $1.2 million for 2005 and $1.2 million for 2004. Average interest earning assets increased $200.8 million or 12.6 percent to $1,789.8 million for the three month period ended March 31, 2005, compared to $1,589.0 million in the prior year period. Volume increases in federal funds sold, taxable securities, tax-exempt securities and loans together with generally higher average interest rates, partially offset by a volume decrease in interest bearing deposits in banks, contributed to the higher interest income in the current year period as compared to the same period in the prior year.

      Average total securities, excluding average net unrealized gains on available for sale securities, increased $43.6 million or 5.1 percent to $896.0 million for the three month period ended March 31, 2005, compared to $852.4 million for the same period in the prior year. The increase in average total securities in the current year period as compared to the prior year period resulted from the Company increasing it’s long-term borrowings by $75.0 million during the third quarter of 2004 and investing the proceeds into fixed rate mortgage-backed securities and obligations of state and political subdivisions, partially offset by a reduction of average short-term borrowings and a slight excess of average loan growth over average deposit growth. The increased investment in securities and the partial redeployment of maturing funds from existing securities were generally conducted at higher average yields and therefore the average yield on securities was higher for the three month period ended March 31, 2005 compared to the prior year period. As a result, tax equivalent basis interest income from securities was higher for the three month period ended March 31,2005, compared to the same period in the prior year, due to higher volume and higher interest rates.

      Average net loans increased $155.4 million or 21.4 percent to $880.4 million for the three month period ended March 31, 2005, compared to $725.0 million for the same period in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans and more effective market penetration. As a result of a steady rise in short-term interest rates during the second half of 2004 and continuing into the first quarter of 2005, new loans were originated at generally higher interest rates and therefore the average yield on loans was higher for the three month period ended March 31, 2005, compared to the prior year period. As a result, interest income on loans was higher for the three month period ended March 31, 2005, compared to the same period in the prior year, due to higher volume and higher interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $1.7 million or 46.0 percent to $5.4 million for the three month period ended March 31, 2005, compared to $3.7 million for the same period in the prior year. Interest related to the $75 million increase in long-term borrowings, conducted as part of the Company’s ongoing asset/liability management efforts, accounted for $0.6 million of the increase in interest expense. Average interest bearing liabilities increased $134.7 million or 13.0 percent to $1,172.5 million for the three month period ended March 31, 2005, compared to $1,037.8 million for the same period in the prior year. The increase in the average interest bearing liabilities resulted from volume increases in money market deposits, checking with interest, savings deposits, time deposits and other borrowed funds, partially offset by a volume decrease in securities sold under agreements to repurchase and other short-term borrowings. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches. Average interest rates on deposits and borrowings were generally higher during the three month period ended March 31, 2005, compared to the prior year period. As a result, interest expense was higher for the three month period ended March 31, 2005, compared to the same period in the prior year due to higher volume and higher interest rates. Average non interest bearing demand deposits increased $55.8 million or 11.8 percent to $530.1 million for the three month period ended March 31, 2005, compared to $474.3 million for the same period in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested primarily in loans.

      The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2005 and 2004 is as follows:

	Three Month
	Period Ended
	March 31,

	2005	2004

Average interest rate on:
Total average interest earning assets	5.86%	5.45%
Total average interest bearing liabilities	1.83	1.44
Total interest rate spread	4.03	4.01

      Interest rate spreads increased slightly in the current year period, compared to the prior year period. The increase reflects the gradual rise of short term interest rates and the impact of full deployment of available funds into loans and investments. Management cannot predict what impact market conditions will have on its interest rate spread, and future compression in net interest rate spread may occur.

  Provision for Loan Losses

      The Bank recorded a provision for loan losses of $0.5 million and $0.3 million for the three month periods ended March 31, 2005 and 2004. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

      Non interest income, excluding net realized gains on sales and redemptions of securities, increased $1.2 million to $2.2 million for the three month period ended March 31, 2005, compared to $1.0 million for the prior year period.

      Service charges for the three months ended March 31, 2005 increased $0.2 million or 30.8 percent to $0.9 million from $0.7 million, compared to the prior year period. The increase was primarily due to growth in deposit activity and other service charges and increases in scheduled fees.

      Investment advisory fee income for the three months ended March 31, 2005 increased $1.0 million to $1.1 million from $0.1 million, compared to the prior year period. The increase was primarily due to the Bank’s acquisition of A.R. Schmeidler & Co., Inc., a money management firm, in October 2004.

      Other income for the three month period ended March 31, 2005 was essentially unchanged compared to the prior year period. Gains on sales or redemptions of securities were not significant in either the current or prior year periods.

  Non Interest Expense

      Non interest expense for the three month period ended March 31, 2005 increased 19.3 percent to $10.6 million from $8.8 million compared to the prior year period. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, professional services expense, equipment expense, business development expense, FDIC assessment and other operating expenses. The increases also reflect expenses related to the Bank’s acquisition of A.R. Schmeidler & Co., Inc.

      Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2005 increased 16.5 percent to $6.1 million from $5.2 million, compared to the prior year period. This increase resulted from additional staff to accommodate the growth in loans and deposits, the opening of new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes. The increases also resulted from expenses related to the Bank’s acquisition of A.R. Schmeidler & Co., Inc.

      Occupancy expense for the three month period ended March 31, 2005 increased 23.6 percent to $0.9 million from $0.7 million, compared to prior year period. This increase reflected the acquisition of A.R. Schmeidler & Co., Inc. as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services for the three month period ended March 31, 2005 increased 35.1 percent to $1.0 million from $0.7 million compared to prior year period. The increase was due to expense related to the pending acquisition of New York National Bank, an executive compensation survey and higher audit costs associated with requirements of the Sarbanes-Oxley Act of 2002.

      Equipment expense for the three month period ended March 31, 2005 was essentially unchanged from the prior period.

      Business development expense for the three month period ended March 31, 2005 increased 33.1 percent to $0.5 million from $0.4 million compared to the prior year period. The increase was due to increased costs related to the annual report, increased participation in public relations events and increased promotion of bank products.

      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three month period ended March 31, 2005 increased 7.0 percent to $46,000 from $43,000 compared to the prior year period. This increase resulted from increases in deposits subject to assessment.

      Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2005 compared to March 31, 2004, were due to the following:

•	Increase of $20,000 (7.7%) in communications expense due to added voice and data lines associated with the expansion of technology usage and growth in customer and business activity. opening of new offices.

•	Decrease of $20,000 (125.0%) in other insurance expense resulting from reductions in the estimates of the net cost of certain life insurance programs.

•	Increase of $28,000 (66.7%) in other loan expenses due to higher loan collection expenses and higher credit checking expenses.

•	Increase of $111,000 (36.7%) in outside services costs due to increased data processing costs, higher correspondent bank charges and higher ATM costs.

•	Increase of $60,000 (136.4%) in dues, meetings and seminar expense due to increased participation in and timing of such events.

  Income Taxes

      Income taxes of $3.5 million and $2.6 million were recorded in the three month periods ended March 31, 2005 and 2004, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.5 percent plus a 17 percent surcharge, and a New York City tax rate of 9 percent. The Company’s overall effective tax rate was 32.4 percent and 30.7 percent for the 2005 and 2004 periods, respectively. The increase in the overall effective tax rates for the 2005 period compared to the prior year period, resulted primarily from increases in income subject to New York State and New York City taxes.

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

Financial Condition

Assets

      The Company had total assets of $1,898.2 million at March 31, 2005, an increase of $57.3 million or 3.1 percent from $1,840.9 million at December 31, 2004.

Federal Funds Sold

      Federal funds sold totaled $5.6 million at March 31, 2005, a decrease of $0.1 million or 2.4 percent from $5.7 million at December 31, 2004. The decrease resulted from redeployment of available funds into loans and longer term investments.

Securities Available for Sale and FHLB Stock

      The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $8.2 million at March 31, 2005 comprised primarily of obligations of municipalities located within the Company’s market area.

      Securities totaled $890.5 million at March 31, 2005, an increase of $15.4 million or 1.8 percent from $875.1 million at December 31, 2004. Securities classified as available for sale, which are recorded at estimated fair value, totaled $823.3 million at March 31, 2005, an increase of $19.0 million or 2.4 percent from $804.3 million at December 31, 2004. Securities classified as held to maturity, which are recorded at amortized cost, totaled $67.2 million at March 31, 2005, a decrease of $3.7 million or 5.2 percent from $70.9 million at December 31, 2004. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at March 31, 2005:

		Gross Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$168,092	$1	$3,954	$164,139
Mortgage-backed securities	418,260	564	7,861	410,963
Obligations of state and political subdivisions	194,452	4,947	1,237	198,162
Other debt securities	28,685	230	303	28,612

Total debt securities	809,489	5,742	13,355	801,876
Mutual funds and other equity securities	21,108	598	282	21,424

Total	$830,597	$6,340	$13,637	$823,300

		Gross Unrealized
	Amortized			Estimated
Classified as Held to Maturity	Cost	Gains	Losses	Fair Value

	(000’s)
Mortgage-backed securities	$62,067	$153	$328	$61,892
Obligations of state and political subdivisions	5,129	31	28	5,132

Total	$67,196	$184	$356	$67,024

      U.S. Treasury and government agency obligations classified as available for sale totaled $164.1 million at March 31, 2005, a decrease of $1.9 million or 1.1 percent from $166.0 million at December 31, 2004. The decrease was due to maturities and calls of $2.2 million and other decreases of $2.5 million, partially offset by purchases of $2.8 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at March 31, 2005 or at December 31, 2004.

      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $411.0 million at March 31, 2005, an increase of $19.6 million or 5.0 percent from $391.4 million at December 31, 2004. The increase was due to purchases of $48.6 million, partially offset by principal paydowns of $23.3 million and other decreases of $5.7 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $62.1 million at March 31, 2005, a decrease of $3.6 million or 5.6 percent from $65.7 million at December 31, 2004. The decrease was due to principal paydowns of $3.7 million partially offset by other increases of $0.1 million. The purchases consisted of fixed rate mortgage-backed securities with average lives of five years or less at the time of purchase.

      Obligations of state and political subdivisions classified as available for sale totaled $198.2 million at March 31, 2005, an increase of $2.0 million or 1.0 percent from $196.2 million at December 31, 2004. The increase was due to purchases of $7.6 million partially offset by maturities and calls of $3.6 million and other decreases of $2.0 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at March 31, 2005 and December 31, 2004, respectively. The combined available for sale and held to maturity obligations at March 31, 2005 were comprised of approximately 67 percent of New York State political subdivisions and 33 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

      Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $28.6 million at March 31, 2005, a decrease of $0.6 million or 2.2 percent from $29.2 million at December 31, 2004. The decrease was due to principal paydowns of $0.5 million and other decreases of $0.1 million. All other debt securities are classified as available for sale.

      Mutual funds and other equity securities totaled $21.4 million at March 31, 2005, a decrease of $0.1 million or 0.2 percent from $21.5 million at December 31, 2004. The decrease was due other decreases of $0.2 million partially offset by purchases of $0.1 million. All mutual funds and other equity securities are classified as available for sale.

      The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $15.2 million at March 31, 2005, compared to $14.2 million at December 31, 2004.

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2005 or December 31, 2004.

Loans

      Net loans totaled $895.8 million at March 31, 2005, an increase of $33.3 million or 3.9 percent from $862.5 million at December 31, 2004. The increase resulted principally from a $15.8 million increase in construction loans, an $11.9 million increase in commercial and industrial loans and a $5.7 million increase in residential real estate loans.

      Major classifications of loans at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

	(000’s)
Real Estate:
Commercial	$233,374	$233,452
Construction	131,858	116,064
Residential	228,138	222,392
Commercial and industrial	288,953	277,013
Individuals	22,462	21,787
Lease financing	6,097	6,276

Total	910,882	876,984
Deferred loan fees, net	(2,838)	(2,687)
Allowance for loan losses	(12,288)	(11,801)

Loans, net	$895,756	$862,496

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004

	(000’s except percentages)
Non-accrual loans at period end	$2,453	$2,301
Loans past due 90 days or more and still accruing	1,642	3,227
Nonperforming assets to total assets at period end	0.13%	0.13%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $44,000 and $243,000 for the three month period ended March 31, 2005 and the year ended December 31, 2004, respectively. There was no interest income on nonperforming assets included in net income for the three month period ended March 31, 2005 and the year ended December 31, 2004.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	March 31,	Change During	December 31,
	2005	Period	2004

	(000’s)
Specific component	$1,411	$(204)	$1,615
Formula component	577	(809)	1,386
Unallocated component	10,300	1,500	8,800

Total allowance	$12,288		$11,801

Net change		487
Net chargeoffs		(1)

Provision amount		$488

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

      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at March 31, 2005.

•	Economic and business conditions — Signs of increased inflation, such as the recent pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Bank’s market area and the gradual rise in short-term interest rates, which began in the third quarter of 2004 and has continued through the first quarter of 2005, could have negative effects on the demand for or value of real estate, the primary collateral for the Bank’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in construction loans increased to 14.5 percent of total loans at March 31, 2005 from 13.2 percent at December 31, 2004. These loans generally have a higher degree of risk than other types of loans which the Bank makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. In addition, concentration in commercial and industrial loans increased slightly at March 31, 2005 compared to December 31, 2004. These loans also generally have a higher degree of risk than other types of loans which the Bank makes since repayment of these loans largely depends on the borrowers’ ability to successfully operate their businesses. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Nonperforming loans increased and delinquencies decreased during the three month period ended March 31, 2005. The Bank’s regular periodic loan review process noted continued strength in overall credit quality which is believed to have been mainly attributed to the continued rise in real estate values in the Bank’s primary market area. However, continuation of recent trends of rising construction, energy and interest costs, may negatively impact the borrower’s ability to meet their loan obligations. Certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced a series of low cost home equity products since the fourth quarter of 2002. As of March 31, 2005, home equity loans represent approximately 7.3 percent of total loans. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $1.5 million increase in the unallocated component of the allowance to $10.3 million reflects our best estimate of probable losses which have been incurred as of March 31, 2005.

     Deposits

      Deposits totaled $1,298.1 million at March 31, 2005, an increase of $62.8 million or 5.1 percent from $1,235.3 million at December 31, 2004. The following table presents a summary of deposits at March 31, 2005 and December 31, 2004:

	(000’s)

	March 31,	December 31,	Increase
	2005	2004	(Decrease)

Demand deposits	$556,345	$512,790	$43,555
Money market accounts	375,508	364,778	10,730
Savings accounts	72,936	73,747	(811)
Time deposits of $100,000 or more	111,101	106,737	4,364
Time deposits of less than $100,000	60,816	62,780	(1,964)
Checking with interest	121,393	114,509	6,884

	$1,298,099	$1,235,341	$62,758

      The overall increase in deposits resulted from new account relationships and increased account activity, partially offset by seasonal decreases, principally in certain demand deposit accounts which were consistent with activity experienced by the Company in prior years.

     Borrowings

      Total borrowings were $424.6 million at March 31, 2005, a slight decrease of $3.0 million or 0.1 percent from $427.6 million at December 31, 2004. Short-term borrowings, consisting of securities sold under of agreements to repurchase and overnight borrowings from the FHLB and other correspondent banks, decreased $3.0 million or 1.8 percent to $161.5 million at March 31, 2005 from $164.5 million at December 31, 2004. The decrease reflects reductions in overnight borrowings partially offset by increases in securities sold under agreements to repurchase. Other borrowings totaled $263.1 million at March 31, 2005, essentially unchanged from December 31, 2004. Other borrowings consist of long-term borrowings from the FHLB with initial stated maturities of 5 or 10 years and 1 to 4 year call options.

      During 2004, the Company increased its long-term borrowings by $75 million reflecting management’s efforts to effectively leverage its capital and to manage interest rate risk. The additional borrowings had 5 year terms with 1 year call provisions and a weighted average interest rate of 3.25 percent.

     Stockholders’ Equity

      Stockholders’ equity decreased $2.1 million or 1.3 percent to $157.6 million at March 31, 2005 from $159.7 million at December 31, 2004. The decrease resulted from cash dividends paid of $3.2 million, purchases of treasury stock of $1.3 million and a reduction of accumulated other comprehensive income of $5.6 million, partially offset by net income of $7.3 million and net proceeds from stock options exercised and sales of treasury stock of $0.7 million.

      The Company’s and the Bank’s capital ratios at March 31, 2005 and December 31, 2004 are as follows:

			Minimum for
			Capital
	March 31,	December 31,	Adequacy
	2005	2004	Purposes

Leverage ratio:
Company	8.2%	8.2%	4.0%
Bank	8.2	8.1	4.0
Tier 1 capital:
Company	14.3%	14.5%	4.0%
Bank	14.2	14.4	4.0
Total capital:
Company	15.4%	15.6%	8.0%
Bank	15.4	15.5	8.0

      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at March 31, 2005 and December 31, 2004.

      The Bank’s liquid assets, at March 31, 2004, include cash and due from banks of $35.7 million and Federal funds sold of $5.6 million. Other sources of liquidity at March 31, 2005 include maturities and principal and interest payments on loans and securities, including approximately $175 million of loans, excluding installment loans to individuals, real estate loans other than construction loans and lease financing, maturing in one year or less and approximately $54.3 million of securities having contractual maturities, expected call dates or average lives of one year or less. In addition, at March 31, 2005, the Bank had available borrowing facilities of $120 million from the FHLB, $110 million under Retail CD Brokerage Agreements and $75 million under three federal funds purchased facilities. Based upon the above facilities and additional collateral that could be sold under agreements to repurchase, the Bank’s available borrowing capacity was approximately $515 million at March 31, 2005.

      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs, to be responsive to changing interest rate markets and to fund the proposed acquisition of New York National Bank, currently awaiting regulatory approval.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2005. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk at December 31, 2004 were previously reported in the Company’s 2004 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2005 compared to December 31, 2004.

      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

      All market risk sensitive instruments continue to be classified as available for sale with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2005. The Company had no derivative financial instruments in place at March 31, 2005.

      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2005 shows the Company’s net interest income increasing slightly if rates rise and decreasing slightly if rates fall.

      The Company also prepares a static gap analysis which, at March 31, 2005, shows a positive cumulative static gap of $36.8 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2005.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from March 31, 2005	Policy Limit

+200 basis points	0.5%	(5.0)%
-100 basis points	(1.6)%	(5.0)%

      Beginning in 2003, a 100 basis point downward change in interest rates was substituted for the 200 basis downward scenario, as management believes that a 200 basis point downward change is not meaningful in light of current interest rate levels. The percentage change in estimated net interest income in the +200 and -100 basis points scenario is within the Company’s policy limits.

Item 4.     Controls and Procedures

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended March 31, 2005, there has not been any change that has effected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2005, the Company sold 600 shares of its common stock to an existing common shareholder for $25,200 in a transaction that did not involve a public offering. In conducting the sale, the Company relied upon the exemption from registration provided by section 4(2) of the Securities Act of 1933. The proceeds from the sale were used for general corporate purposes.

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2005.

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

January 2005(1)	5,752	$43.22	5,752	—
February 2005(1)	3,128	44.32	3,128	—
February 2005(2)	342	37.50	342

Total February 2005	3,470	43.65	3,470

March 2005(2)	20,782	42.01	20,782	54,218

Total	30,004	$42.43	30,004	54,218

(1)	In December 2004, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $36.50 per share, or a price of $42.00 per share for transactions of at least 2,000 shares. This offer expired on February 22, 2005.

(2)	In February 2005, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $37.50 per share, or a price of $43.25 per share for transactions of at least 2,000 shares. This offer expires on May 31, 2005.

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer

May 10, 2005