Form 10-Q
period 2005-09-30
HUDSON VALLEY HOLDING CORP
filed 2005-11-08
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2005
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
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☒
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 1, 2005

Common stock, par value $0.20 per share	7,366,427

PART 1 — FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements
HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,

	2005	2004

Interest Income:
Loans, including fees	$18,795	$13,942
Securities:
Taxable	7,097	6,829
Exempt from Federal income taxes	2,227	2,181
Federal funds sold	225	51
Deposits in banks	24	6

Total interest income	28,368	23,009

Interest Expense:
Deposits	2,344	1,035
Securities sold under repurchase agreements and other short-term borrowings	1,347	578
Other borrowings	2,896	2,857

Total interest expense	6,587	4,470

Net Interest Income	21,781	18,539
Provision for loan losses	512	—

Net interest income after provision for loan losses	21,269	18,539

Non Interest Income:
Service charges	958	888
Investment advisory fees	1,133	106
Realized gain on security transactions, net	—	1,059
Other income	176	152

Total non interest income	2,267	2,205

Non Interest Expense:
Salaries and employee benefits	6,672	5,301
Occupancy	937	796
Professional services	1,068	851
Equipment	598	490
Business development	385	390
FDIC assessment	43	43
Other operating expenses	1,685	1,232

Total non interest expense	11,388	9,103

Income Before Income Taxes	12,148	11,641
Income Taxes	4,123	3,794

Net Income	$8,025	$7,847

Basic Earnings Per Common Share	$1.09	$1.07
Diluted Earnings Per Common Share	1.05	1.05
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,

	2005	2004

Interest Income:
Loans, including fees	$51,979	$39,142
Securities:
Taxable	21,014	18,713
Exempt from Federal income taxes	6,646	6,605
Federal funds sold	458	110
Deposits in banks	65	13

Total interest income	80,162	64,583

Interest Expense:
Deposits	5,919	2,999
Securities sold under repurchase agreements and other short-term borrowings	3,368	1,520
Other borrowings	8,601	7,575

Total interest expense	17,888	12,094

Net Interest Income	62,274	52,489
Provision for loan losses	1,521	473

Net interest income after provision for loan losses	60,753	52,016

Non Interest Income:
Service charges	3,001	2,416
Investment advisory fees	3,205	289
Realized gain on security transactions, net	3	1,100
Other income	594	506

Total non interest income	6,803	4,311

Non Interest Expense:
Salaries and employee benefits	18,908	15,398
Occupancy	2,712	2,255
Professional services	3,163	2,402
Equipment	1,735	1,534
Business development	1,342	1,143
FDIC assessment	133	129
Other operating expenses	4,777	3,690

Total non interest expense	32,770	26,551

Income Before Income Taxes	34,786	29,776
Income Taxes	11,559	9,556

Net Income	$23,227	$20,220

Basic Earnings Per Common Share	$3.15	$2.77
Diluted Earnings Per Common Share	3.07	2.72
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net Income	$8,025	$7,847	$23,227	$20,220
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale arising during the period	(7,103)	13,109	(8,436)	233
Income tax effect	2,894	(4,997)	3,436	(49)

	(4,209)	8,112	(5,000)	184

Reclassification adjustment for net gain realized on securities available for sale	—	(1,059)	(3)	(1,100)
Income tax effect	—	380	1	396

	—	(679)	(2)	(704)

Unrealized gain (loss) on securities available for sale	(4,209)	7,433	(5,002)	(520)

Minimum pension liability adjustment	109	3	327	7
Income tax effect	(44)	(1)	(132)	(3)

	65	2	195	4

Other comprehensive income (loss)	(4,144)	7,435	(4,807)	(516)

Comprehensive income	$3,881	$15,282	$18,420	$19,704

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	September 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$48,701	$32,428
Federal funds sold	110,866	5,700
Securities available for sale at estimated fair value (amortized cost of $833,886 in 2005 and $801,915 in 2004)	827,785	804,253
Securities held to maturity at amortized cost (estimated fair value of $55,007 in 2005 and $71,810 in 2004)	55,188	70,867
Federal Home Loan Bank of New York (FHLB) Stock	13,155	14,206
Loans (net of allowance for loan losses of $13,245 in 2005 and $11,801 in 2004)	946,326	862,496
Accrued interest and other receivables	11,787	11,171
Premises and equipment, net	13,576	14,067
Deferred income taxes, net	10,896	6,816
Other assets	19,836	18,870

TOTAL ASSETS	$2,058,116	$1,840,874

LIABILITIES
Deposits:
Non interest-bearing	$607,213	$512,790
Interest-bearing	834,465	722,551

Total deposits	1,441,678	1,235,341

Securities sold under repurchase agreements and other short-term borrowings	166,598	164,472
Other borrowings	263,103	263,121
Accrued interest and other liabilities	19,626	18,278

Total liabilities	1,891,005	1,681,212

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 7,380,374 and 7,359,160 shares in 2005 and 2004, respectively	1,702	1,680
Additional paid-in capital	189,320	185,438
Retained earnings	14,533	1,492
Accumulated other comprehensive (loss) income, net	(4,442)	365
Treasury stock, at cost; 1,131,080 and 1,040,046 shares in 2005 and 2004, respectively	(34,002)	(29,313)

Total stockholders’ equity	167,111	159,662

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,058,116	$1,840,874

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2005 and 2004
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2005	7,359,160	$1,680	$(29,313)	$185,438	$1,492	$365	$159,662
Net income					23,227		23,227
Exercise of stock options	112,248	22		3,818			3,840
Purchase of treasury stock	(98,507)		(4,906)				(4,906)
Sale of treasury stock	7,473		217	64			281
Cash dividend					(10,186)		(10,186)
Minimum pension liability adjustment						195	195
Net unrealized loss on securities available for sale						(5,002)	(5,002)

Balance at September 30, 2005	7,380,374	$1,702	$(34,002)	$189,320	$14,533	$(4,442)	$167,111

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2004	6,586,816	$1,519	$(27,824)	$165,562	$1,304	$1,800	$142,361
Net income					20,220		20,220
Exercise of stock options	112,966	23		3,320			3,343
Purchase of treasury stock	(40,796)		(1,752)				(1,752)
Sale of treasury stock	10,724		306	129			435
Cash dividend					(8,575)		(8,575)
Minimum pension liability adjustment						4	4
Net unrealized loss on securities available for sale						(520)	(520)

Balance at September 30, 2004	6,669,710	$1,542	$(29,270)	$169,011	$12,949	$1,284	$155,516

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Nine Months
	Ended September 30,

	2005	2004

Operating Activities:
Net income	$23,227	$20,220
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,521	473
Depreciation and amortization	1,483	1,465
Realized gain on security transactions, net	(3)	(1,100)
Stock option expense and related tax benefits	489	273
Amortization of premiums on securities, net	2,067	3,469
Deferred tax benefit	(775)	(77)
(Decrease) increase in deferred loan fees, net	(68)	727
Increase in accrued interest and other receivables	(616)	(520)
Increase in other assets	(966)	(1,763)
Increase in accrued interest and other liabilities	1,348	140
Other changes, net	328	8

Net cash provided by operating activities	28,035	23,315

Investing Activities:
Net increase in Federal funds sold	(105,166)	(47,700)
Decrease (increase) in FHLB stock	1,051	(2,749)
Proceeds from maturities and paydowns of securities available for sale	105,179	159,242
Proceeds from maturities and paydowns of securities held to maturity	15,804	2,291
Proceeds from sales of securities available for sale	—	29,144
Purchases of securities available for sale	(139,339)	(133,888)
Purchases of securities held to maturity	—	(76,373)
Net increase in loans	(85,284)	(116,244)
Net purchases of premises and equipment	(992)	(984)

Net cash used in investing activities	(208,747)	(187,261)

Financing Activities:
Net increase in deposits	206,337	155,092
Net increase (decrease) in securities sold under repurchase agreements and short-term borrowings	2,126	(29,969)
Repayment of other borrowings	(18)	(17)
Proceeds from other borrowings	—	70,000
Proceeds from issuance of common stock	3,351	3,070
Proceeds from sale of treasury stock	281	435
Cash dividends paid	(10,186)	(8,575)
Acquisition of treasury stock	(4,906)	(1,752)

Net cash provided by financing activities	196,985	188,284

Increase in Cash and Due from Banks	16,273	24,338
Cash and due from banks, beginning of period	32,428	42,558

Cash and due from banks, end of period	$48,701	$66,896

Supplemental Disclosures:
Interest paid	$17,177	$11,926
Income tax payments	11,697	9,437
Change in unrealized loss on securities available for sale — net of tax	(5,002)	(520)
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.     Description of Operations
      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.
      The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank (the “Bank”), a New York chartered commercial bank established in 1972. The Bank is an independent bank headquartered in Westchester County, New York. The Bank has 15 branch offices in Westchester County, New York, 2 in Bronx County, New York and 2 in Manhattan, New York. In addition, the Bank has an office, located at 97-77 Queens Boulevard, Rego Park, New York, which was converted from a loan production office to a full service branch location on July 14, 2005. The Bank also provides investment management services to its customers through its wholly-owned subsidiary A.R. Schmeidler & Co., Inc., a money management firm located at 555 Fifth Avenue, New York, New York. In August 2005, the Bank received regulatory approval to open a branch location at 350 Park Avenue, New York, New York. The Company and the Bank derive substantially all of their revenue and income from providing banking and related services to small and medium-sized businesses, professionals, municipalities, not-for-profit organizations and individuals located in Westchester County and, to a lesser but increasing extent, the Bronx, Manhattan and Queens.
      On December 23, 2004, the Company entered into an Agreement and Plan of Consolidation (the “Agreement”) with New York National Bank, a national banking association (“NYNB”), providing for the consolidation of NYNB with a subsidiary of the Company. Under the Agreement, the holders of NYNB stock will receive, at their option, either cash or preferred stock of the surviving corporation, which will operate as a New York state chartered bank subsidiary of the Company. The closing under the Agreement is subject to numerous conditions, including receipt of all required regulatory approvals for which the Company and NYNB have made application as well as approval by NYNB shareholders. The acquisition of NYNB is expected to further expand the Company’s presence in the Bronx and Manhattan, where NYNB currently operates 5 branch locations. The Company anticipates that the acquisition will close by December 31, 2005 subject to the receipt of regulatory approvals and the satisfaction of other conditions contained in the Agreement. The acquisition will not be significant from an accounting standpoint. The pro-forma effects of the pending acquisition need not be presented as it is not deemed a “significant subsidiary” as defined by Regulation S-X of the Securities and Exchange Commission.
2.  Summary of Significant Accounting Policies
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2005 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2005 and 2004, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2005 and 2004. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year.
      The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices used within the banking industry. Certain information and note disclosures normally included in annual financial statements have been omitted.
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
      These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2004 and notes thereto.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2005. There is no assurance that the Bank will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.
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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. The effect of tax-deductible amortization of intangible assets not subject to amortization for book purposes is reflected as an adjustment to the carrying amount of the related intangible asset. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2004 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the nine month period ended September 30, 2005 which would have required additional impairment evaluations.
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
      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Non-

employee stock options were expensed as of the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options granted, modified or settled on or after January 1, 2002. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2005 and 2004 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original effective date of SFAS No. 123. Non-employee stock options are expensed as of the date of grant. The effect on net income and earnings per share for the three and nine month periods ended September 30, 2005 and 2004 if the fair value based method had been applied to all outstanding and unvested awards in each period was not significant.
3.     Goodwill and Other Intangible Assets
      In connection with the fourth quarter 2004 acquisition of A.R. Schmeidler & Co., Inc., the Company recorded customer relationship intangible assets of $2,470 and non-compete provision intangible assets of $516, which have amortization periods of 13 years and 7 years, respectively. Also in connection with the acquisition, the Company recorded $4,335 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. The Company expects to make the first of the aforementioned payments in the fourth quarter of 2005 in an amount not anticipated to exceed $2.0 million.
      The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer Relationships	$2,470	$190	$2,470	$47
Employment Related	516	74	516	18

Total	$2,986	$264	$2,986	$65

      Goodwill, net of tax benefit, totaled $4,217 and $4,302 at September 30, 2005 and December 31, 2004, respectively. Goodwill and other intangible assets are included in “Other assets” in the September 30, 2005 and December 31, 2004 Consolidated Balance Sheets. Intangible assets amortization expense was $65 and $198 for the three and nine month periods ended September 30, 2005. There was no intangible assets amortization expense in the three and nine month periods ended September 30, 2004. The annual intangible assets amortization expense is estimated to be approximately $264 in each of the five years subsequent to December 31, 2004.

4.  Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30

	2005	2004	2005	2004

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$8,025	$7,847	$23,227	$20,220
Denominator:
Denominator for basic earnings per common share — weighted average shares	7,382,170	7,328,869	7,367,017	7,299,555
Effect of dilutive securities:
Stock options	228,608	135,732	187,167	134,940

Denominator for diluted earnings per common share — adjusted weighted average shares	7,610,778	7,464,601	7,554,184	7,434,495
Basic earnings per common share	$1.09	$1.07	$3.15	$2.77
Diluted earnings per common share	1.05	1.05	3.07	2.72
Dividends declared per share	0.47	0.40	1.38	1.17
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Service cost	$65	$56	$196	$167
Interest cost	120	113	359	339
Amortization of transition obligation	18	23	55	68
Amortization of prior service cost	37	35	110	104
Amortization of net loss	72	16	155	93

Net periodic pension cost	$312	$243	$875	$771

      The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2004 Annual Report on Form 10-K that it expected to contribute $513 to the unfunded defined benefit plans during 2005. For the three and nine month periods ended September 30, 2005, the Company contributed $128 and $394 to these plans. The estimate of total contributions for 2005 has been revised to $522 from the amount previously reported.

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
      Other-Than-Temporary Impairment of Investments — On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company intends to adopt this guidance on January 1, 2006. Management is in the process of evaluating the impact of the adoption of this guidance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2005 and consolidated results of operations for the three and nine month periods ended September 30, 2005 and September 30, 2004. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp., HVB Leasing Corp. and A.R. Schmeidler & Co., Inc. (collectively the “Bank”). This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s 2004 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis
      This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s consolidated financial condition and operating results and, therefore, should be read in conjunction with the entire Quarterly Report on Form 10-Q and the Company’s 2004 Annual Report on Form 10-K.
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
      Net income for the three month period ended September 30, 2005 was $8.0 million or $1.05 per diluted share, an increase of $0.2 million or 2.3 percent compared to $7.8 million or $1.05 per diluted share for the three month period ended September 30, 2004. Net income for the nine month period ended September 30, 2005 was $23.2 million or $3.07 per diluted share, an increase of $3.0 million or 14.9 percent compared to $20.2 million or $2.72 per diluted share for the nine month period ended September 30, 2004. The Company achieved substantial growth in both of its core businesses, loans and deposits, during the nine month period ended September 30, 2005. In addition, during 2004, the Company increased its long-term borrowings by $75.0 million in an effort to continue to effectively utilize its capital. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. Also, during the fourth quarter of 2004, the Company took steps to expand its investment management services to customers and to increase its fee based revenue through the acquisition of A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York which currently has more than $740 million in assets under management.
      Short-term interest rates began to rise gradually throughout the second half of 2004 and continued to rise through the third quarter of 2005. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, has not been accompanied with similar increases in longer term interest rates, resulting in a flattening yield curve. Continued flattening of the yield curve would put downward pressure on the Company’s future net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates. As a result of the effects of higher short-term interest rates, core growth and the aforementioned additional leverage, tax equivalent basis net interest income increased $3.3 million or 16.6 percent to $23.0 million for the three month period ended September 30, 2005, compared to $19.7 million for the same period in the prior year, and increased $9.4 million or 16.8 percent to $65.9 million for the nine month period ended September 30, 2005, compared to $56.4 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.2 million and $3.6 million for the three and nine month periods ended September 30, 2005 and $1.2 million and $3.6 million for the three and nine month periods ended September 30, 2004.
      Non interest income, excluding securities net gains, was $2.3 million for the three month period ended September 30, 2005, an increase of $1.1 million or 97.8 percent compared to $1.1 million for the same period in the prior year. Non interest income, excluding securities net gains, was $6.8 million for the nine month period ended September 30, 2005, an increase of $3.6 million or 111.9 percent compared to $3.2 million for the same period in the prior year. The increases were primarily due to the addition of investment advisory fees resulting from the acquisition of A.R. Schmeidler & Co., Inc., growth in deposit activity and other service fees and increases in scheduled fees.
      Non interest expense for the three month period ended September 30, 2005 was $11.4 million, an increase of $2.3 million or 25.1 percent compared to $9.1 million for the same period in the prior year. Non interest expense for the nine month period ended September 30, 2005 was $32.8 million, an increase of $6.2 million or 23.4 percent compared to $26.6 million for the same period in the prior year. The increases reflect the Company’s continued investment in its branch network, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, including the addition of the operating expenses of A.R. Schmeidler & Co., Inc.
      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at September 30, 2005 shows the Company’s net interest income increasing if rates rise and decreasing if rates fall.
      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity is sufficient for its current business needs.
      The Company and the Bank are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. Both the Company and the Bank exceeded all current regulatory capital requirements and were in the “well capitalized” category at September 30, 2005. Management plans to conduct the affairs of the Company and the Bank so as to maintain a strong capital position in the future.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2005. There is no assurance that the Bank will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Bank’s service area, since the majority of the Bank’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments at the time of their examinations.
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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. The effect of tax-deductible amortization of intangible assets not subject to amortization for book purposes is reflected as an adjustment to the carrying amount of the related intangible asset. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The

Company’s impairment evaluations as of December 31, 2004 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the nine month period ended September 30, 2005 which would have required additional impairment evaluations.
Results of Operations for the Three and Nine Month Periods Ended September 30, 2005 and September 30, 2004

Summary of Results
      The Company reported net income of $8.0 million for the three month period ended September 30, 2005, an increase of $0.2 million or 2.5 percent compared to $7.8 million reported for the three month period ended September 30, 2004. Net income for the nine month period ended September 30, 2005 was $23.2 million, an increase of $3.0 million or 14.9 percent compared to $20.2 million for the nine month period ended September 30, 2004. The increases in net income in the current year periods compared to the prior year periods resulted from higher net interest income and higher non interest income, partially offset by higher non interest expenses, higher income taxes and higher provisions for loan losses. In addition the three and nine month periods ended September 30, 2004 included $1.1 million pretax gains on sales of $29.1 million of securities available for sale, conducted as part of the Company’s ongoing asset/liability management efforts.
      Diluted earnings per share were $1.05 for the three month periods ended September 30, 2005 and 2004. Diluted earnings per share were $3.07 for the nine month period ended September 30, 2005, an increase of $0.35 or 12.9 percent from the $2.72 reported for the nine month period ended September 30, 2004. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 19.0 percent and 1.6 percent, respectively, for the three month period ended September 30, 2005, compared to 20.9 percent and 1.7 percent, respectively, for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 18.8 percent and 1.6 percent, respectively, for the nine month period ended September 30, 2005, compared to 18.5 percent and 1.6 percent, respectively, for the same period in the prior year.

  Average Balances and Interest Rates
      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2005 and September 30, 2004, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2005 and 2004.

	Three Months Ended September 30,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$5,004	$23	1.84%	$3,175	$6	0.76%
Federal funds sold	24,885	225	3.62	14,105	51	1.45
Securities:(1)
Taxable	703,277	7,098	4.04	727,595	6,829	3.75
Exempt from federal income taxes	202,281	3,427	6.78	194,540	3,356	6.90
Loans, net(2)	943,911	18,795	7.96	797,644	13,942	6.99

Total interest earning assets	1,879,358	29,568	6.29	1,737,059	24,184	5.57

Non interest earning assets:
Cash and due from banks	41,358			41,103
Other assets	51,805			44,838

Total non interest earning assets	93,163			85,941

Total assets	$1,972,521			$1,823,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$385,027	$1,104	1.15%	$315,187	$440	0.56%
Savings	75,651	101	0.53	70,686	37	0.21
Time	180,309	1,041	2.31	163,232	493	1.21
Checking with interest	123,962	98	0.32	119,451	65	0.22
Securities sold under repurchase agreements and other short-term borrowings	173,015	1,347	3.11	190,627	578	1.21
Other borrowings	263,105	2,896	4.40	258,129	2,857	4.43

Total interest bearing liabilities	1,201,069	6,587	2.19	1,117,312	4,470	1.60

Non interest bearing liabilities:
Demand deposits	582,251			536,844
Other liabilities	20,248			18,362

Total non interest bearing liabilities	602,499			555,206

Stockholders’ equity(1)	168,953			150,482

Total liabilities and stockholders’ equity(1)	$1,972,521			$1,823,000

Net interest earnings		$22,981			$19,714

Net yield on interest earning assets			4.89%			4.54%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,199 and $1,175 for the three month periods ended September 30, 2005 and September 30, 2004, respectively.

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2005 and September 30, 2004, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2005 and 2004.

	Nine Months Ended September 30,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$3,788	$65	2.29%	$2,985	$13	0.58%
Federal funds sold	19,114	458	3.19	12,634	110	1.16
Securities:(1)
Taxable	703,445	21,014	3.98	692,109	18,713	3.61
Exempt from federal income taxes	199,824	10,225	6.82	192,403	10,162	7.04
Loans, net(2)	913,414	51,979	7.59	759,916	39,142	6.87

Total interest earning assets	1,839,585	83,741	6.07	1,660,046	68,140	5.47

Non interest earning assets:
Cash and due from banks	41,963			40,365
Other assets	51,927			42,071

Total non interest earning assets	93,890			82,436

Total assets	$1,933,475			$1,742,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$377,138	$2,754	0.97%	$319,002	$1,312	0.55%
Savings	74,529	288	0.52	69,587	99	0.19
Time	184,126	2,612	1.89	164,340	1,413	1.15
Checking with interest	125,320	265	0.28	109,075	175	0.21
Securities sold under repurchase agreements and other short-term borrowings	170,168	3,368	2.64	190,549	1,520	1.06
Other borrowings	263,111	8,601	4.36	220,324	7,575	4.58

Total interest bearing liabilities	1,194,392	17,888	2.00	1,072,877	12,094	1.50

Non interest bearing liabilities:
Demand deposits	554,777			507,956
Other liabilities	19,627			15,788

Total non interest bearing liabilities	574,404			523,744

Stockholders’ equity(1)	164,679			145,861

Total liabilities and stockholders’ equity(1)	$1,933,475			$1,742,482

Net interest earnings		$65,853			$56,406

Net yield on interest earning assets			4.77%			4.50%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $3,579 and $3,557 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively.

  Interest Differential
      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2005 and September 30, 2004.

	(000’s)

	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$3	$15	$18	$3	$49	$52
Federal funds sold	39	135	174	56	292	348
Securities:
Taxable	(228)	496	268	307	1,994	2,301
Exempt from federal income taxes(2)	134	(63)	71	392	(329)	63
Loans, net	2,557	2,296	4,853	7,906	4,931	12,837

Total interest income	2,505	2,879	5,384	8,664	6,937	15,601
Interest expense:
Deposits:
Money market	97	567	664	239	1,203	1,442
Savings	3	61	64	7	182	189
Time	52	496	548	170	1,029	1,199
Checking with interest	2	31	33	26	64	90
Securities sold under repurchase agreements and other short-term borrowings	(53)	822	769	(163)	2,011	1,848
Other borrowings	55	(16)	39	1,471	(445)	1,026

Total interest expense	156	1,961	2,117	1,750	4,044	5,794

Increase in interest differential	$2,349	$918	$3,267	$6,914	$2,893	$9,807

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2005 and 2004.
  Net Interest Income
      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and nine month periods ended September 30, 2005, net interest income, on a tax equivalent basis, increased $3.3 million or 16.8 percent to $23.0 million and $9.4 million or 16.8 percent to $65.9 million, respectively, compared to $19.7 million and $56.4 million for the same periods in the prior year. Net interest income for the three month period ended September 30, 2005 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $58.5 million or 9.4 percent to $678.3 million compared to $619.7 million for the same period in the prior year, and an increase in the tax equivalent basis net interest margin to 4.89% in 2005 from 4.54% in the prior year period. Net interest income for the nine month period ended September 30, 2005 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $58.0 million or 9.9 percent to $645.2 million compared to $587.2 million for the same period in the prior year, and an increase in the tax equivalent basis net interest margin to 4.77% in 2005 from 4.50% in the prior year period.
      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $5.4 million or 22.3 percent to $29.6 million and $15.6 million or 22.9 percent to $83.7 million, respectively, for the three and nine month periods ended September 30, 2005, compared to $24.2 million and $68.1 million for the same periods in the prior year. Average interest earning assets increased $142.3 million or 8.2 percent to $1,879.4 million and $179.5 million or 10.8 percent to

$1,839.6 million, respectively, for the three and nine month periods ended September 30, 2005, compared to $1,737.1 million and $1,660.0 million for the same periods in the prior year. Volume increases in interest bearing deposits, federal funds sold, tax-exempt securities and loans and generally higher interest rates, partially offset by a volume decrease in taxable securities contributed to the higher interest income in the three month period ended September 30, 2005 compared to the same period in the prior year. Volume increases in interest bearing deposits, federal funds sold, taxable securities, tax-exempt securities and loans and generally higher interest rates contributed to the higher interest income in the nine month period ended September 30, 2005 compared to the same period in the prior year.
      Average total securities, excluding average net unrealized gains on available for sale securities, decreased slightly by $16.6 million or 1.8 percent to $905.6 million and increased slightly by $18.8 million or 2.1 percent to $903.3 million, respectively, for the three and nine month periods ended September 30, 2005, compared to $922.1 million and $884.5 million for the same periods in the prior year. The slight decrease in average total securities in the three months ended September 30, 2005, compared to the same period in the prior year, resulted primarily from timing in redeploying maturing funds into longer-term investments due to the overall flatness of the yield curve. The increase in average total securities in the nine month period ended September 30, 2005, compared to the prior year period, resulted from the Company increasing it’s long-term borrowings by $75.0 million during 2004 and investing the proceeds into fixed rate mortgage-backed securities and obligations of state and political subdivisions, partially offset by a reduction of average short-term borrowings and a slight excess of average loan growth over average deposit growth. The increased investment in securities and the redeployment of maturing funds from existing securities were generally conducted at higher average yields and, therefore, the average yield on securities was higher for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year. Average tax equivalent basis yields on securities for the three and nine month periods ended September 30, 2005 were 4.65 percent and 4.61 percent, respectively, compared to 4.42 percent and 4.35 percent for the same periods in the prior year. As a result, tax equivalent basis interest income from securities was higher for the three month period ended September 30, 2005, compared to the same period in the prior year, due to higher interest rates, partially offset by lower volume, and tax equivalent basis interest income from securities was higher for the nine month period ended September 30, 2005, compared to the same period in the prior year, due to higher volume and higher interest rates.
      Average net loans increased $146.3 million or 18.3 percent to $943.9 million and $153.5 million or 20.2 percent to $913.4 million, respectively, for the three and nine month periods ended September 30, 2005, compared to $797.6 million and $759.9 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities and more effective market penetration. Average yields on loans were 7.96 percent and 7.59 percent, respectively, for the three and nine month periods ended September 30, 2005 compared to 6.99 percent and 6.87 percent for the same periods in the prior year. As a result, interest income on loans was higher for the three and nine month periods ended September 30, 2005, compared to the same periods in the prior year, due to higher volume and higher interest rates.
      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $2.1 million or 47.4 percent to $6.6 million and $5.8 million or 47.9 percent to $17.9 million, respectively, for the three and nine month periods ended September 30, 2005, compared to $4.5 million and $12.1 million for the same periods in the prior year. Average interest bearing liabilities increased $83.8 million or 7.5 percent to $1,201.1 million and $121.5 million or 11.3 percent to $1,194.4 million, respectively, for the three and nine month periods ended September 30, 2005, compared to $1,117.3 million and $1,072.9 million for the same periods in the prior year. The increase in average interest bearing liabilities for the three and nine month periods ended September 30, 2005, compared to the same periods in the prior year, resulted from volume increases in money market deposits, checking with interest, savings deposits, time deposits and borrowed funds, partially offset by a volume decrease in securities sold under agreements to repurchase and other short-term borrowings. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches. The increase in average borrowed funds resulted from a $75 million increase in long-term borrowings in 2004 conducted as part of management’s ongoing effort to effectively leverage the Company’s capital. Average interest rates on interest bearing liabilities were higher during the three and nine month periods ended September 30, 2005, compared to the same periods in the prior year, due to higher average interest rates on deposits and short-term borrowings, partially offset by lower average interest rates on long-term borrowings. As a result, interest expense was higher for the three and nine month periods ended September 30, 2005, compared to the same periods in the prior year due to higher volume and higher average interest rates. Average non interest bearing demand deposits increased $45.4 million or 8.5 percent to $582.3 million and $46.8 million or 9.2 percent to $554.8 million, respectively, for the three and nine month periods ended September 30, 2005, compared to $536.8 million and $508.0 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested in loans and securities.
      The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2005 and 2004 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,

	2005	2004	2005	2004

Average interest rate on:
Total average interest earning assets	6.29%	5.57%	6.07%	5.47%
Total average interest bearing liabilities	2.19	1.60	2.00	1.50
Total interest rate spread	4.10	3.97	4.07	3.97
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

Provision for Loan Losses
      The Bank recorded a provision for loan losses of $512,000 for the three month period ended September 30, 2005. There was no provision for loan losses recorded for the three month period ended September 30, 2004. The Bank recorded a provision for loan losses of $1,521,000 and $473,000 for the nine month periods ended September 30, 2005 and 2004, respectively. The provision for loan losses is charged to income to bring the Bank’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income
      Non interest income, excluding net gains on sales of securities available for sale, was $2.3 million for the three month period ended September 30, 2005, an increase of $1.1 million or 97.8 percent compared to $1.1 million for the same period in the prior year. Non interest income, excluding securities net gains, was $6.8 million for the nine month period ended September 30, 2005, an increase of $3.6 million or 111.8 percent compared to $3.2 million for the same period in the prior year.

•	Service charges for the three and nine month periods ended September 30, 2005 increased 7.9 percent to $1.0 million from $0.9 million and 24.2 percent to $3.0 million from $2.4 million compared to the prior year periods. These increases reflect new fees, a higher level of fees charged and increased activity.

•	Investment advisory fee income for the three and nine month periods ended September 30, 2005 increased 968.9 percent to $1.1 million from $0.1 million and 1009.0 percent to $3.2 million from $0.3 million compared to the prior year periods. The increase was primarily due to the Bank’s acquisition of A.R. Schmeidler & Co., Inc., a money management firm, in October 2004.

•	Other income for the three and nine month periods ended September 30, 2005 increased 15.8 percent to $176,000 from $152,000 and 17.4 percent to $594,000 from $506,000 compared to the prior year periods. The increase was primarily due to an increase is miscellaneous customer service fees and ATM fees.

      Net gains on calls or sales of securities available for sale were $0 and $1.1 million for both the three and nine month periods ended September 30, 2005, and 2004. These sales were conducted as part of the Company’s ongoing asset/liability management process.

Non Interest Expense
      Non interest expense for the three and nine month periods ended September 30, 2005 increased 25.1 percent to $11.4 million from $9.1 million and 23.4 percent to $32.8 million from $26.6 million compared to the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, professional services expense, equipment expense, business development expense and other operating expenses for both the three and nine month periods ended September 30, 2005, as compared to the prior year periods. The increases also included additional expenses due to the Bank’s acquisition of A.R. Schmeidler & Co., Inc.
      Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2005 increased 25.9 percent to $6.7 million from $5.3 million and 22.8 percent to $18.9 million from $15.4 million, as compared to prior year periods. The increase resulted from additional staff related to the Bank’s acquisition of A.R. Schmeidler & Co, Inc., additional staff to accommodate the growth in loans and deposits, new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.
      Occupancy expense for the three and nine month periods ended September 30, 2005 increased 17.7 percent to $0.9 million from $0.8 million and 20.3 percent to $2.7 million from $2.3 million, as compared to prior year periods. These increases reflected additional expenses due to the acquisition of A.R. Schmeidler & Co, Inc., the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.
      Professional services for the three and nine month periods ended September 30, 2005 increased 25.6 percent to $1.1 million from $0.9 million and 31.7 percent to $3.2 million from $2.4 million, as compared to prior year periods. The increases were due to expenses related to the pending acquisition of New York National Bank, an executive compensation survey and higher audit costs associated with requirements of the Sarbanes-Oxley Act of 2002.
      Equipment expense for the three and nine month periods ended September 30, 2005 increased 22.0 percent to $0.6 million from $0.5 million and 13.1 percent to $1.7 million from $1.5 million compared to the prior year periods. The increases resulted from additional expense related to the Bank’s acquisition of A.R. Schmeidler & Co. Inc., and increased maintenance costs compared to the prior year periods.
      Business development expense for the three month period ended September 30, 2005 was unchanged as compared to the prior year period. Business development expense for the nine month period ended September 30, 2005 increased 17.1 percent to $1.3 million from $1.1 million as compared to the prior year period. The increase was due to increased costs related to the annual report, increased participation in public relations events and increased promotion of bank products.
      The assessment of the FDIC for the three month period ended September 30, 2005 was unchanged as compared to the prior year period. The assessment of the FDIC for the nine month period ended September 30, 2005 increased 3.1 percent to $133,000 from $129,000. The increase resulted from an increase in the Bank’s deposits subject to assessment.
      Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2005 compared to September 30, 2004, were due to the following:

•	Increase of $71,000 (43.3%) and $141,000 (26.6%), respectively, in stationery and printing costs due increased costs of paper.

•	Increase of $46,000 (766.6%) and increase of $54,000 (450.0%), respectively, in other insurance expense resulting from increases in banker’s professional insurance costs and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance programs.

•	Increase of $85,000 (177.1%) and $186,000 (153.7%), respectively, in other loan costs due to increased loan collection expenses.

•	Increase of $108,000 (36.9%) and $268,000 (29.4%), respectively, in outside services costs due to increased data processing costs and additional expenses resulting from the acquisition of A.R. Schmeidler & Co., Inc.

•	Increase of $57,000 (126.7%) and $219,000 (161.0%), respectively, in dues, meetings and seminar expense due to increased participation in such events.

•	Decrease of $72,000 (25.3%) and $118,000 (14.3%), respectively, in communications expense due to added voice and data lines associated with the expansion of technology usage and growth in customer and business activity.

Income Taxes
      Income taxes of $4.1 million and $11.6 million, respectively, were recorded in the three and nine month periods ended September 30, 2005, compared to $3.8 million and $9.6 million, respectively, for the same periods in the prior year. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.5 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rates were 33.9 percent and 33.2 percent, respectively, for the three and nine month periods ended September 30, 2005, compared to 32.6 percent and 32.1 percent, respectively, for the same periods in the prior year. The increase in the overall effective tax rates for the 2005 periods compared to the prior year periods, resulted primarily from increases in income subject to New York State and New York City taxes.
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
Financial Condition

Assets
      The Company had total assets of $2,058.1 million at September 30, 2005, an increase of $217.2 million or 11.8 percent from $1,840.9 million at December 31, 2004.

Federal Funds Sold
      Federal funds sold totaled $110.9 million at September 30, 2005, an increase of $105.2 million from $5.7 million at December 31, 2004. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

Securities and FHLB Stock
      The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $9.8 million at September 30, 2005 comprised primarily of obligations of municipalities located within the Company’s market area.

      Securities totaled $883.0 million at September 30, 2005, an increase of $7.9 million or 0.9 percent from $875.1 million at December 31, 2004. Securities classified as available for sale, which are recorded at estimated fair value, totaled $827.8 million at September 30, 2005, an increase of $23.5 million or 2.9 percent from $804.3 million at December 31, 2004. Securities classified as held to maturity, which are recorded at amortized cost, totaled $55.2 million at September 30, 2005, a decrease of $15.7 or 22.1 percent from $70.9 million at December 31, 2004. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at September 30, 2005:

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$164,829	—	$3,804	$161,025
Mortgage-backed securities	421,939	$458	7,560	414,837
Obligations of state and political subdivisions	197,802	5,340	752	202,390
Other debt securities	27,917	205	207	27,915

Total debt securities	812,487	6,003	12,323	806,167
Mutual funds and other equity securities	21,399	601	382	21,618

Total	$833,886	$6,604	$12,705	$827,785

Classified as Held to Maturity

Mortgage-backed securities	$50,059	$45	$292	$49,812
Obligations of states and political subdivisions	5,129	73	7	5,195

Total	$55,188	$118	$299	$55,007

      U.S. Treasury and government agency obligations classified as available for sale totaled $161.0 million at September 30, 2005, a decrease of $5.0 million or 3.0 percent from $166.0 million at December 31, 2004. The decrease was due to maturities and calls of $10.3 million and other decreases of $3.0 million, partially offset by purchases of $8.3 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at September 30, 2005 or at December 31, 2004.
      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $414.8 million at September 30, 2005, an increase of $23.4 million or 6.0 percent from $391.4 million at December 31, 2004. The increase was due to purchases of $109.0 million partially offset maturities and principal paydowns of $79.2 million and other decreases of $6.4 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $50.1 million at September 30, 2005, a decrease of $15.6 million or 23.7 percent. The decrease was due to maturities and principal paydowns of $15.8 million partially offset by other increases of $0.2 million. The purchases of available for sale securities consisted of fixed rate mortgage-backed securities with average lives of five years or less at the time of purchase.
      Obligations of state and political subdivisions classified as available for sale totaled $202.4 million at September 30, 2005, an increase of $6.2 million or 3.2 percent from $196.2 million at December 31, 2004. The increase was due to purchases of $21.8 million, partially offset by maturities and calls of $14.4 million and other decreases of $1.2 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both September 30, 2005 and December 31, 2004. The combined available for sale and held to maturity obligations at September 30, 2005 were comprised of approximately 67 percent of New York State political subdivisions and 33 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.
      Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $27.9 million at September 30, 2005, a decrease of $1.3 million or 4.5 percent from $29.2 million at December 31, 2004. The decrease resulted from maturities and principal paydowns of $1.3 million. All other debt securities are classified as available for sale.
      Mutual funds and other equity securities totaled $21.6 million at September 30, 2005, an increase of $0.1 million or 0.5 percent from $21.5 million at December 31, 2004. The increase resulted from purchases of

$0.3 million partially offset by other decreases of $0.2 million. All mutual funds and other equity securities are classified as available for sale.
      The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $13.2 million at September 30, 2005, compared to $14.2 million at December 31, 2004.
      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer, which exceeded ten percent of stockholders’ equity at September 30, 2005 or December 31, 2004.

Loans
      Net loans totaled $946.3 million at September 30, 2005, an increase of $83.8 million or 9.7 percent from $862.5 million at December 31, 2004. The increase resulted principally from a $41.5 million increase in construction loans, a $9.0 million increase in commercial and industrial loans, a $34.9 million increase in residential real estate loans, a $4.4 million increase in loans to individuals, a $1.6 million increase in lease financing partially offset by a $6.3 million decrease in commercial real estate loans.
      Major classifications of loans at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

	(000’s)
Real Estate:
Commercial	$227,188	$233,452
Construction	157,592	116,064
Residential	257,310	222,392
Commercial and industrial	286,018	277,013
Individuals	26,166	21,787
Lease financing	7,916	6,276

Total	962,190	876,984
Deferred loan fees, net	(2,619)	(2,687)
Allowance for loan losses	(13,245)	(11,801)

Loans, net	$946,326	$862,496

      The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more and still accruing as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

	(000’s except percentages)
Non-accrual loans at period end	$4,692	$2,301
Loans past due 90 days or more and still accruing	3,142	3,227
Nonperforming assets to total assets at period end	0.23%	0.13%
      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $240,000 and $243,000 for the nine month period ended September 30, 2005 and the year ended December 31, 2004, respectively. There was no interest income on nonperforming assets included in net income for the three and nine month periods ended September 30, 2005 and the year ended December 31, 2004.
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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	September 30,	Change During	December 31,
	2005	Period	2004

	(000’s)
Specific component	$2,460	$845	$1,615
Formula component	585	(801)	1,386
Unallocated component	10,200	1,400	8,800

Total allowance	$13,245		$11,801

Net change		1,444
Net chargeoffs		77

Provision amount		$1,521

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
      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at September 30, 2005.

•	Economic and business conditions — Signs of increased inflation, such as the recent pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Bank’s market area and the gradual rise in short-term interest rates, which began in the third quarter of 2004 and has continued through the third quarter of 2005, could have negative effects on the demand for or value of real estate, the primary collateral for the Bank’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in construction loans increased to 16.4 percent of total loans at September 30, 2005 from 13.2 percent at December 31, 2004. These loans generally have a higher degree of risk than other types of loans which the Bank makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Delinquencies improved substantially during the nine month period ended September 30, 2005, however, the dollar amount of nonperforming loans increased, primarily due to the addition of a $1.6 million construction loan on which the Bank has been notified of a title issue on its collateral, apparently as a result of fraudulent satisfactions filed by the borrower on the Bank’s lien and a prior lien. Other than the aforementioned loan, the Bank’s regular periodic loan review process noted continued strength in overall credit quality which is believed to have been mainly attributable to the continued rise in real estate values in the Bank’s primary market area. However, continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively

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

•	New loan products — The Bank introduced a series of low cost home equity products since the fourth quarter of 2002. As of September 30, 2005, home equity loans represent approximately 8.1 percent of total loans. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $1.4 million increase in the unallocated component of the allowance to $10.2 million reflects our best estimate of probable losses which have been incurred as of September 30, 2005.
     Deposits
      Deposits totaled $1,441.7 million at September 30, 2005, an increase of $206.3 million or 16.7 percent from $1,235.3 million at December 31, 2004. The following table presents a summary of deposits at September 30, 2005 and December 31, 2004:

	(000’s)

	September 30,	December 31,	Increase
	2005	2004	(Decrease)

Demand deposits	$607,213	$512,790	$94,423
Money market accounts	408,355	364,778	43,577
Savings accounts	74,320	73,747	577
Time deposits of $100,000 or more	153,687	106,737	46,950
Time deposits of less than $100,000	60,033	62,780	(2,747)
Checking with interest	138,070	114,509	23,561

Total Deposits	$1,441,678	$1,235,341	$206,337

      The increase in deposits resulted from new account relationships and increased account activity.
     Borrowings
      Total borrowings were $429.7 million at September 30, 2005, an increase of $2.1 million or 0.5 percent from $427.6 million at December 31, 2004. The overall increase resulted from a $13.4 million increase in short-term repurchase agreements, partially offset by a $11.3 million decrease in other short-term borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.
      During 2004, the Company increased its long-term borrowings by $75 million reflecting management’s efforts to effectively leverage its capital and to manage interest rate risk. The additional borrowings had 5 year terms with 1 year call provisions and a weighted average interest rate of 3.25 percent.
     Stockholders’ Equity
      Stockholders’ equity totaled $167.1 million at September 30, 2005, an increase of $7.4 million or 4.7 percent from $159.7 million at December 31, 2004. Increases in stockholders’ equity resulted from net income of $23.2 million for the nine months ended September 30, 2005, and $3.8 million proceeds from stock options exercised. Decreases in stockholders’ equity resulted from $10.2 million cash dividends paid on common stock, $4.9 million purchases of treasury stock and a $4.8 million decrease in accumulated comprehensive income, principally as a result of a decrease in the net unrealized value of securities available for sale.

      The Company’s and the Bank’s capital ratios at September 30, 2005 and December 31, 2004 are as follows:

			Minimum for
			Capital
	September 30,	December 31,	Adequacy
	2005	2004	Purposes

Leverage ratio:
Company	8.3%	8.2%	4.0%
Bank	8.3	8.1	4.0
Tier 1 capital:
Company	14.1%	14.5%	4.0%
Bank	14.1	14.4	4.0
Total capital:
Company	15.3%	15.6%	8.0%
Bank	15.2	15.5	8.0
      The Company and the Bank exceed all current regulatory capital requirements. In addition, the Bank was in the “well capitalized” category at September 30, 2005 and December 31, 2004.
     Liquidity
      The Bank’s liquid assets, at September 30, 2005, include cash and due from banks of $48.7 million and Federal funds sold of $110.9 million. Other sources of liquidity at September 30, 2005 include maturities and principal payments on loans and securities, including approximately $199.5 million of loans, excluding installment loans to individuals, real estate loans other than construction loans and lease financing, maturing in one year or less, and approximately $110.9 million of securities having contractual maturities, expected call dates or average lives of one year or less. In addition, at September 30, 2005, the Bank had available borrowing facilities of $200 million from a large New York based investment banking firm, $100 million from the FHLB, $80 million under three federal funds purchased facilities and $110 million available under Retail CD Brokerage Agreements. These facilities are subject to various terms and conditions including, in some cases, loan or securities collateral requirements. Based on the above facilities and additional collateral that could be sold under agreements to repurchase, The Bank’s available borrowing capacity was approximately $481.8 million at September 30, 2005.
      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs, to be responsive to changing interest rate markets and to fund the proposed acquisition of New York National Bank, currently awaiting regulatory approval.
Forward-Looking Statements
      The Company has made, and may continue to make, various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2005. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.
      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	changes in economic conditions;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	difficulties in integrating acquisitions, offering new services or expanding into new markets;

•	regulatory delays or conditions imposed by regulators in connection with acquisitions or other expansion plans;

•	increases in federal and state income taxes and/or the Company’s effective income tax rate; and

•	the extent and timing of legislative and regulatory actions and reform.
Impact of Inflation and Changing Prices
      The Condensed Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts or estimated fair value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      Quantitative and qualitative disclosures about market risk at December 31, 2004 were previously reported in the Company’s 2004 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2005 compared to December 31, 2004.
      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.
      All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2005. The Company had no derivative financial instruments in place at September 30, 2005.
      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2005 shows the Company’s net interest income increasing if rates rise and decreasing if rates fall.
      The Company also prepares a static gap analysis which, at September 30, 2005, shows a positive cumulative static gap of $110.2 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2005.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from September 30, 2005	Policy Limit

+200 basis points	1.3%	(5.0)%
-200 basis points	(4.7)%	(5.0)%
Item 4.     Controls and Procedures
      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended September 30, 2005, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On August 4, 2005, the Company sold 6,043 shares of its common stock to existing common shareholders for $176,021 in transactions that did not involve a public offering. In conducting the sales, the Company relied upon the exemption from registration provided by section 4(2) of the Securities Act of 1933. The proceeds from the sales were used for general corporate purposes.
The following table sets forth information with respect to purchase made by the Company of its common stock during the three month period ended September 30, 2005.

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

July 2005(1)	1,426	$44.00	1,426	—
August 2005(1)	18,289	$51.34	18,289	—
September 2005(2)	24,525	$55.65	4,525	70,475

Total	44,240	$53.49	24,240	—

(1)	In June 2005, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $44.00 per share, or a price of $53.00 per share for transactions of at least 2,500 shares. This offer expired on August 30, 2005.

(2)	In August 2005, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $45.25 per share, or a price of $54.25 per share for transactions of at least 2,500 shares. This offer expires on December 9, 2005.
Item 6.  Exhibits
      (A) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown

Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer
November 8, 2005