Form 10-K
period 2005-12-31
HUDSON VALLEY HOLDING CORP
filed 2006-03-13
CIK 722256

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes  ☐  No  ☒

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

Class	Outstanding at March 1, 2006

Common Stock ($0.20 par value)	8,155,935 Shares

      The aggregate market value on June 30, 2005 of voting stock held by non-affiliates of the Registrant was approximately $209,420,000.

Documents incorporated by reference:

      Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

FORM 10-K

			Page No.

PART I
	ITEM 1	BUSINESS	1
	ITEM 1A	RISK FACTORS	10
	ITEM 1B	UNRESOLVED STAFF COMMENTS	13
	ITEM 2	PROPERTIES	13
	ITEM 3	LEGAL PROCEEDINGS	13
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
PART II
	ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
	ITEM 6	SELECTED FINANCIAL DATA	17
	ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
	ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
	ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53
	ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	85
	ITEM 9A	CONTROLS AND PROCEDURES	85
	ITEM 9B	OTHER INFORMATION	85
PART III
	ITEMS 10 THROUGH 14. (INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THAT FISCAL YEAR)
PART IV
	ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	85
SIGNATURES			87
EX-11: STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS
EX-21: SUBSIDIARIES OF THE COMPANY
EX-23: CONSENTS OF EXPERTS AND COUNSEL
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

ITEM 1 — BUSINESS

General

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank (“HVB”), a New York chartered commercial bank headquartered in Westchester County, New York and NYNB Bank (“NYNB”), a New York chartered commercial bank headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is an independent bank established in 1982. NYNB, an independent bank, is the successor to New York National Bank, a national banking association which the Company acquired effective January 1, 2006. HVB has 15 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, and 1 in Queens County, New York. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York.

      The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income. ARS has offices at 555 Fifth Avenue in Manhattan, New York.

      We derive substantially all of our revenue and income from providing banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals within our market area. See “Our Market Area.”

      Our principal executive offices are located at 21 Scarsdale Road, Yonkers, New York 10707.

      Our principal customers are businesses, professionals, municipalities, not-for-profit organizations and individuals. Our strategy is to operate community-oriented banking institutions dedicated to providing personalized service to customers and focusing on products and services for selected segments of the market. We believe that our ability to attract and retain customers is due primarily to our focused approach to our markets, our personalized and professional services, our product offerings, our experienced staff, our knowledge of our local markets and our ability to provide responsive solutions to customer needs. We provide these products and services to a diverse range of customers and do not rely on a single large depositor for a significant percentage of deposits. We anticipate that we will continue to expand in our current market and surrounding area by acquiring other banks and related businesses, adding staff and continuing to open new branch offices and loan production offices.

Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or the banking industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. For a discussion of some factors that could adversely effect our future performance, see “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.”

Subsidiaries of the Banks

      In 1991, HVB formed a wholly-owned subsidiary, Hudson Valley Investment Corp., a Delaware corporation, primarily for the purpose of acquiring and managing a portfolio of investment securities, some of which were previously owned by HVB.

      In 1993, HVB formed a wholly-owned subsidiary, Sprain Brook Realty Corp., primarily for the purpose of holding property obtained by HVB through foreclosure in its normal course of business.

      In 1997, HVB formed a subsidiary (of which it owns more than 99 percent of the voting stock), Grassy Sprain Real Estate Holdings, Inc., a real estate investment trust, primarily for the purpose of acquiring and managing a portfolio of mortgage-backed securities, loans collateralized by real estate and other investment securities previously owned by HVB.

      In 2001, HVB began originating lease financing transactions through a wholly owned subsidiary, HVB Leasing Corp.

      In 2002, HVB formed two wholly-owned subsidiaries. HVB Realty Corp. owns and manages five branch locations in Yonkers, New York and HVB Employment Corp. leases certain branch staff to HVB.

      In 2004, HVB acquired for cash A.R. Schmeidler & Co., Inc. as a wholly-owned subsidiary in a transaction accounted for as a purchase. This money management firm provides investment management services to its customers thereby generating fee income.

      In 1997, NYNB formed a wholly-owned subsidiary, 369 East 149th Street Corp., primarily for the purpose of owning and operating certain commercial real estate property of which NYNB is a tenant.

      The Company has no separate operations or revenues apart from the Banks and their subsidiaries.

Employees

      At December 31, 2005, we employed 314 full-time employees and 45 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

Our Market Area

      Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2002 census data, was $62,762. The County’s 2002 per capita income of $37,170 placed Westchester County among the highest of nation’s counties. In 2002, the County’s unemployment rate was 4.1 percent, as compared to New York State at 6.1 percent and the United States at 5.8 percent. The County has over 30,000 businesses, which form a large portion of our current and potential customer base.

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

      New York City has many attractive attributes and we believe that there is an opportunity for community banks to service our niche markets of businesses and professionals very effectively. We expanded into the New York City market with the opening of our first branch in the Bronx in 1999 and subsequently opened a second branch in this borough in 2002. We entered the Manhattan market with the opening of a full-service branch in the Lincoln Building in 2002 and followed in April 2004 with a second full-service branch in lower Manhattan in the Woolworth Building. In December 2005 a third full-service branch was opened in Manhattan at 350 Park Avenue. Further expansion in New York City continued in 2003 with the opening of a loan production office in Rego Park, Queens which converted to a full-service branch in 2005. Our acquisition of

New York National Bank in January 2006 has added three additional full-service branches in Manhattan and two additional full-service branches in the Bronx. We will continue to evaluate expansion opportunities in these three, as well as the other two boroughs of New York City.

Competition

      The banking and financial services business in our market area is highly competitive. There are approximately 19 commercial banks with branch banking offices in our Westchester County and New York City market area. In addition, a number of other depository institutions compete in our market area including savings banks, savings and loan associations, credit unions and brokerage houses. Our branches compete with local offices of large New York City commercial banks due to their proximity to and location within New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with us for both loans and deposits. We are smaller in size than most of our competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

      Federal legislation permits adequately capitalized bank holding companies to expand across state lines to offer banking services. In view of this, it is possible for large organizations to enter many new markets, including our market area. Many of these competitors, by virtue of their size and resources, may enjoy efficiencies and competitive advantages over us in pricing, delivery and marketing of their products and services. The passage of the Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”) may also increase the number of powerful competitors in our market by allowing other financial institutions to form or acquire banking subsidiaries.

      In response to competition, we have focused our attention on customer service and on addressing the needs of businesses, professionals and not-for-profit organizations located in the communities in which we operate. We emphasize community relations and relationship banking. We believe that, despite the continued growth of large institutions and the potential for large out-of-area banking and financial institutions to enter our market area, there will continue to be opportunities for efficiently-operated, service-oriented, well-capitalized, community-based banking organizations to grow by serving customers that are not served well by larger institutions or do not wish to bank with such large institutions.

      Our strategy is to increase earnings through growth within our existing market. Our primary market area, Westchester County and New York City, has a high concentration of the types of customers that we desire to serve. We expect to continue to expand by opening new full-service banking facilities and loan production offices, by expanding deposit gathering and loan originations in our market area, by enhancing and expanding computerized and telephonic products, by diversifying our products and services, by acquiring other banks and related businesses and through strategic alliances and contractual relationships.

      During the past five years, we have focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of our products and services continues to be businesses, professionals, not-for-profit organizations and municipalities. We have expanded our market from Westchester County to include sections of New York City. We have opened six new facilities during the past five years, one in White Plains, Westchester County, one in Yonkers, Westchester County, three in Manhattan, New York, one in Queens County, and one in Bronx County, New York and anticipate opening at least one additional facility during 2006. We expect to continue to open additional facilities in the future. We have invested in technology based products and services to meet customer needs. In addition, we have expanded products and services in our deposit gathering and lending programs, and our offering of investment management and trust services. As a result, we have approximately doubled our total assets during this five year period.

Lending

      We engage in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2005, gross loans totaled $1,026.4 million (excluding NYNB). Gross loans were comprised of the following loan types:

Real estate	65.8%
Commercial and industrial	30.9
Individuals	2.5
Lease financing	0.8

Total	100.0%

      At December 31, 2005, HVB’s unsecured lending limit to one borrower under applicable regulations was approximately $27.0 million.

      In managing our loan portfolios, we focus on:

(i) the application of its established underwriting criteria,

(ii)	the establishment of individual lending authorities well below the Banks’ legal lending authority,

(iii)	the involvement by senior management and the Board of Directors in the loan approval process for designated categories, types or amounts of loans,

(iv) an awareness of concentration by industry or collateral, and

(v) the monitoring of loans for timely payment and to seek to identify potential problem loans.

      We utilize our credit department to assess acceptable and unacceptable credit risks based upon established underwriting criteria. We utilize our loan officers, branch managers and credit department to identify changes in a borrower’s financial condition that may affect the borrower’s ability to perform in accordance with loan terms. Lending policies and procedures place an emphasis on assessing a borrower’s income flow as well as collateral values. Further, we utilize systems and analysis which assist in monitoring loan delinquencies. We utilize our loan officers, loan collection department and legal counsel in collection efforts on past due loans. Additional collateral or guarantees may be requested where delinquencies remain unresolved.

      An independent loan review department reviews loans in our portfolios and assigns a risk grading to each reviewed loan. Loans are reviewed based upon the type of loan, the collateral for the loan, the amount of the loan and any other pertinent information. The loan review department reports directly to the Board of Directors.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio” for further information related to our portfolio and lending activities.

Deposits

      We offer deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to 5 years. Deposits are generally derived from customers within our primary marketplace. We solicit only certain types of deposits from outside our market area, primarily from certain professionals and government agencies.

      We set deposit rates to remain generally competitive with other financial institutions in our market, although we do not generally seek to match the highest rates paid by competing institutions. We have established a process to review interest rates on all deposit products and, based upon this process, update our deposit rates weekly. Our Asset/ Liability Management Policy and our Liquidity Policy set guidelines to manage overall interest rate risk and liquidity. These guidelines can affect the rates paid on deposits. Deposit rates are reviewed under these policies periodically since deposits are our primary source of liquidity.

      We offer deposit pick up services for certain business customers. We have 18 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

      For more information regarding our deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposits.”

Portfolio Management Services

      We provide investment management services to our customers and others through a subsidiary, A. R. Schmeidler & Co., Inc. The acquisition of this firm has allowed us to expand our investment management services to customers and to expand revenue by offering such services. We anticipate that we will continue to expand this line of business.

      We also provide a software application to a limited number of customers designed to meet the specific administrative needs of bankruptcy trustees through a marketing and licensing agreement with the application vendor. We have no current plans to expand this line of business. In addition, we have participated in loans originated by various other financial institutions within the normal course of business and within standard industry practices.

Supervision and Regulation

      Banks and bank holding companies are extensively regulated under both federal and state law. We have set forth below brief summaries of various aspects of supervision and regulation which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

      As a bank holding company, we are regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) and are required to file with the FRB an annual report and such other information as may be required. The FRB has the authority to conduct examinations of the Company as well.

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

      We believe we meet the regulatory criteria that would enable us to elect to become a financial holding company. We have not yet determined whether to make such an election.

      The Gramm-Leach-Bliley Act also makes it possible for entities engaged in providing various other financial services to form financial holding companies and form or acquire banks. Accordingly, the Gramm-Leach-Bliley Act makes it possible for a variety of financial services firms to offer products and services comparable to the products and services we offer.

      There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from HVB or NYNB. Federal and state bank regulatory agencies also have the authority to limit further HVB’s or NYNB’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2005, HVB could have declared additional dividends of approximately $35.1 million to the Company without prior regulatory approval.

      Under the policy of the FRB, the Company is expected to act as a source of financial strength to its banking subsidiaries and to commit resources to support its banking subsidiaries in circumstances where we might not do so absent such policy. In addition, any subordinated loans by the Company to its banking subsidiaries would also be subordinate in right of payment to depositors and obligations to general creditors of such subsidiary banks. The Company currently has no loans to the Banks.

      The FRB has established capital adequacy guidelines for bank holding companies that are similar to the Federal Deposit Insurance Corporation (“FDIC”) capital requirements for the Banks described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 10 to the Consolidated Financial Statements. As of December 31, 2005, our Tier 1 and Total risk-based capital ratios were 13.8 percent and 14.9 percent, respectively, and our leverage capital ratio was 8.3 percent. All ratios exceed the requirements under these regulations and classify us as “well capitalized.”

      The Banks are organized under the Banking Law of the State of New York. Their operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the New York Superintendent of Banks and the Banking Board of the State of New York, as well as by the FDIC, as its primary federal regulator and insurer of deposits. While the Banks are not members of the Federal Reserve System, they are subject to certain regulations of the FRB. In addition to banking laws, regulations and regulatory agencies, the Banks are subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect their operations. The New York Superintendent of Banks and the FDIC examine the affairs of the Banks for the purpose of determining its financial condition and compliance with laws and regulations.

      The New York Superintendent of Banks and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies whether by the FDIC, Congress, the New York Superintendent of Banks or the New York Legislature could have a material adverse impact on the Banks.

      Federal laws and regulations also limit, with certain exceptions, the ability of state banks to engage in activities or make equity investments that are not permissible for national banks. We do not expect such provisions to have a material adverse effect on us.

  Capital Standards

      The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Banks, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total “risk-weighted assets.” For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank’s total “risk-based assets” are determined by assigning the bank’s assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements. Banks must satisfy the following three minimum capital standards:

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

      To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of at least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8 percent. To be categorized as “well capitalized,” an institution must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. As of December 31, 2005, the most recent notification from the FDIC categorized HVB as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions that we believe have changed HVB’s category.

      In connection with the acquisition of New York National Bank, we have agreed with our regulators to maintain NYNB as “well capitalized” under the regulatory framework for prompt corrective action. For NYNB to be categorized as “well capitalized”, we anticipate the Company will make a capital contribution to NYNB in an amount not yet determined, but that is not expected to be material.

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

      Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Banks’ case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations. HVB is currently considered a “Well Capitalized Group A” institution and, therefore, is not subject to any quarterly FDIC Bank Insurance Fund (“BIF”) assessments. This could change in the future based on the capitalization of the BIF.

      NYNB is subject to quarterly BIF assessments based upon the supervisory category assigned to New York National Bank prior to its acquisition by the Company. NYNB will remain subject to quarterly assessments until its supervisory category changes.

      FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. As a condition of the continuation of deposit insurance by the FDIC for New York National Bank upon its conversion to NYNB, we were required to correct certain deficiencies related to Bank Secrecy Act compliance that existed at New York National Bank prior to its acquisition by the Company. We believe we have complied with the required corrective action. We are not aware of any practice, condition or violation that might lead to termination of deposit insurance.

  Community Reinvestment Act and Fair Lending Developments

      Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) amended the CRA to require public disclosure of an institution’s CRA rating and require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA

Compliance considerations. As of its last CRA examination in December 2004, HVB received a rating of “Satisfactory.” As of its latest CRA examination in 1997, NYNB received a rating of “Outstanding.”

  USA Patriot Act

      The USA Patriot Act of 2001, signed into law on October 26, 2001, enhances the powers of domestic law enforcement organizations and makes numerous other changes aimed at countering the international terrorist threat to the security of the United States. Title III of the legislation most directly affects the financial services industry. It is intended to enhance the federal government’s ability to fight money laundering by monitoring currency transactions and suspicious financial activities. The USA Patriot Act has significant implications for depository institutions and other businesses involved in the transfer of money. Under the USA Patriot Act, a financial institution must establish due diligence policies, procedures and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts. Financial institutions must follow regulations adopted by the Treasury Department to encourage financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities. Financial institutions must follow regulations adopted by the Treasury Department setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies. Every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function. The passage of the USA Patriot Act has increased our compliance activities, but has not otherwise affected our operations.

  Governmental Monetary Policy

      Our business and earnings depend in large part on differences in interest rates. One of the most significant factors affecting our earnings is the difference between (1) the interest rates paid by us on our deposits and other borrowings (liabilities) and (2) the interest rates received by us on loans made to our customers and securities held in our investment portfolios (assets). The value of and yield on our assets and the rates paid on our liabilities are sensitive to changes in prevailing market rates of interest. Therefore, our earnings and growth will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, including the Federal Reserve System, whose function is to regulate the national supply of bank credit in order to influence inflation and overall economic growth. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans, earned on investments or paid for deposits.

      In view of changing conditions in the national and local economies, we cannot predict possible future changes in interest rates, deposit levels, loan demand, or availability of investment securities and the resulting effect our business or earnings.

  Investment Advisers Act of 1940

      A. R. Schmeidler & Co., Inc., is a money manager registered as an investment adviser under the federal Investment Advisers Act of 1940. ARS and its representatives are also registered under the laws of various states regulating investment advisers and their representatives. Regulation under the Investment Advisers Act requires the filing and updating of a Form ADV, filed with the Securities and Exchange Commission. The Investment Advisers Act regulates, among other things, the fees that may be charged to advisory clients, the custody of client funds, relationships with brokers and the maintenance of books and records.

Available Information

      We make available free of charge on our website (http://www.hudsonvalleybank.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We provide electronic or paper copies of filings free of charge upon request.

ITEM 1A — RISK FACTORS

Risks Related to Our Business

Our markets are intensely competitive, and our principal competitors are larger than us.

      We face significant competition both in making loans and in attracting deposits. This competition is based on, among other things, interest rates and other credit and service charges, the quality of services rendered, the convenience of the banking facilities, the range and type of products offered and the relative lending limits in the case of loans to larger commercial borrowers. Westchester County and New York City have a very high density of financial institutions, many of which are branches of institutions which are significantly larger than we are and have greater financial resources and higher lending limits. Many of these institutions offer services that we do not or cannot provide. Nearly all such institutions compete with us to varying degrees.

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

      We are subject to regulation by several government agencies, including the FRB, the FDIC, the New York Superintendent of Banks, and the Banking Board of the State of New York. Changes in governmental economic and monetary policy not only can affect our ability to attract deposits and make loans, but can also affect the demand for business and personal lending and for real estate mortgages.

      Government regulations affect virtually all areas of our operations, including our range of permissible activities, products and services, the geographic locations in which our services can be offered, the amount of capital required to be maintained to support operations, the right to pay dividends and the amount which we can pay to obtain deposits. The passage of the Gramm-Leach-Bliley Act, which permits banks and bank holding companies to affiliate more easily with other financial service firms, could significantly change the nature of the financial services market over the next few years. There can be no assurance that we will be able to adapt successfully to changes initiated by this or other governmental or regulatory action.

Our efforts to expand within our market and provide additional services by acquiring smaller banks and related businesses may not prove to be successful, and may subject us to unexpected costs or liabilities.

      We recently acquired a money management firm, A.R. Schmeidler & Co., Inc., and New York National Bank, a community-based national bank headquartered in the Bronx. We could have difficulty integrating these new businesses within our organization, and the new businesses may not generate the revenues that we anticipate. This could result in added costs or the diversion of management resources, and we might not achieve the intended benefits of the transactions. In addition, we could be subject to new and unexpected liabilities as a result of making these acquisitions.

The opening of new branches could reduce our profitability.

      The opening of a new branch requires us to incur a number of upfront expenses associated with the leasing and build-out of the space to be occupied by the branch, the staffing of the branch and similar matters. These expenses are typically greater than the income generated by the branch until it builds up its customer base. In opening branches in a new locality we may also encounter unanticipated problems in adjusting to local market conditions.

Our income is sensitive to changes in interest rates.

      Our profitability, like that of most banking institutions, depends to a large extent upon our net interest income. Net interest income is the difference between interest income received on interest-earning assets, including loans and securities, and the interest paid on interest-bearing liabilities, including deposits and borrowings. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our assets and liabilities in response to such movements.

      We try to manage our interest rate risk exposure by closely monitoring our assets and liabilities in an effort to reduce the effects of changes in interest rates primarily by altering the mix and maturity of our loans, investments and funding sources.

      Currently, our income would be minimally changed in the twelve months following December 31, 2005 due to changes in the interest rate environment. However, a continuation of the current trend of rising short-term interest rates and a flattening of the yield curve could have an adverse effect on our net interest income by decreasing the spread between the rates earned on assets and paid on liabilities. Changes in interest rates also affect the volume of loans we originate, as well as the value of our loans and other interest-earning assets, including investment securities.

      In addition, changes in interest rates may result in an increase in higher cost deposit products within our existing portfolios, as well as a flow of funds away from bank accounts into direct investments (such as U.S. Government and corporate securities, and other investment instruments such as mutual funds) to the extent that we may not pay rates of interest competitive with these alternative investments. “See Quantitative and Qualitative Disclosures About Market Risk.”

We may incur liabilities under federal and state environmental laws with respect to foreclosed properties.

      Approximately 88% of the loans held by HVB as of December 31, 2005 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. We currently do not own any property acquired on foreclosure. However, we have in the past and may in the future acquire properties through foreclosure on loans in default. Under federal and state environmental laws, we could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties we acquire on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean up costs under federal or state environmental laws.

A downturn in the economy in our market area would adversely affect our loan portfolio and our growth potential.

      Our primary lending market area is concentrated in Westchester County, New York and New York City with a primary focus on businesses, professionals and not-for-profit organizations located in this area. Accordingly, the asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.

A downturn in the real estate market could negatively affect our business.

      A downturn in the real estate market could negatively affect our business because a significant portion (approximately 88% as of December 31, 2005) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

      A downturn in the real estate market could also result in lower customer demand for real estate loans. This could in turn result in decreased profits, as our alternative investments, such as securities, generally earn less than real estate loans.

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

Risks Related to Our Common Stock

      For a discussion of risks related to our common stock, see Item 5 of this Annual Report on Form 10-K.

ITEM 1B — UNRESOLVED STAFF COMMENTS

      None.

ITEM 2 — PROPERTIES

      Our principal executive offices, including administrative and operating departments, are located at 21 Scarsdale Road, Yonkers, New York, in premises we own. HVB’s main branch is located at 35 East Grassy Sprain Road, Yonkers, New York, in premises we lease. NYNB’s main branch is locations at 369 East 149th Street, Bronx, New York in premises that we own.

      In addition to HVB’s main branch, we operate 14 branches in Westchester County, New York. We own the following seven branches: 37 East Main Street, Elmsford, New York; 61 South Broadway, Yonkers, New York; 150 Lake Avenue, Yonkers, New York; 865 McLean Avenue, Yonkers, New York; 512 South Broadway, Yonkers, New York; 21 Scarsdale Road, Yonkers, New York; and 664 Main Street, Mount Kisco, New York. We lease the following branches: 403 East Sandford Boulevard, Mount Vernon, New York; 1835 East Main Street, Peekskill, New York; 500 Westchester Avenue, Port Chester, New York; 233 Marble Avenue, Thornwood, New York; 328 Central Avenue, White Plains, New York, Five Huguenot Street, New Rochelle, New York and 40 Church Street, White Plains, New York.

      In addition to the branches in Westchester County and NYNB’s main branch, we operate three branches in Bronx, New York. We lease the following branches: 3130 East Tremont Avenue, Bronx, New York, 975 Allerton Avenue, Bronx, New York, and 1042 Westchester Avenue, Bronx, New York. We also operate six branches in Manhattan, New York. We lease the following branches: 60 East 42nd Street, New York, New York, 233 Broadway, New York, New York, 350 Park Avenue, New York, New York, 4211 Broadway, New York, New York and 619 Main Street, Roosevelt Island, New York. We own the following branch: 2256 Second Avenue, New York, New York. We operate one full service branch office located at 97-77 Queens Boulevard, Rego Park, New York (Queens County), in premises we lease.

      Of the leased properties, 4 properties located in New Rochelle, Manhattan and Rego Park, New York, have lease terms that expire within the next 2 years, with each lease subject to our renewal option. We currently expect to exercise our renewal option on the leases of each of these properties.

      A. R. Schmeidler & Co., Inc is located at 555 Fifth Avenue, New York, New York in premises leased by the subsidiary. This lease expires in December 2006.

      We currently operate 18 ATM machines, 14 of which are located in the Banks’ facilities. Four ATMs are located at off-site locations: St. Joseph’s Hospital, Yonkers, New York, Lincoln Hospital, Bronx, New York, Segundo Ruis Belvis Diagnostic & Treatment Center, Bronx, New York and Morrisania Diagnostic & Treatment Center, Bronx, New York.

      In our opinion, the premises, fixtures and equipment are adequate and suitable for the conduct of our business. All facilities are well maintained and provide adequate parking.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders of Hudson Valley Holding Corp. during the fourth quarter of 2005.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock was held of record as of March 1, 2006 by approximately 914 shareholders. Our common stock trades on a limited and sporadic basis in the over-the-counter market under the symbol “HUVL”. We have historically purchased shares of common stock from shareholders at a price we believe to be the fair market value at the time. Some of these purchases are made pursuant to Stock Restriction Agreements which give us a right of first refusal if the shareholder wishes to sell his or her shares. The majority of transactions in our common stock are sales to the Company or private transactions. There can be no assurance that we will purchase any additional stock in the future.

      The table below sets forth the high and the low prices per share at which we purchased shares of our common stock from shareholders in 2005 and 2004. The price per share has been adjusted to reflect the 10 percent stock dividends to shareholders in December 2005 and 2004.

	2005		2004

	High	Low	High	Low

First Quarter	$55.45	$33.18	$35.54	$29.95
Second Quarter	52.73	34.09	49.59	30.78
Third Quarter	52.73	34.09	37.19	31.61
Fourth Quarter	49.32	38.18	32.23	30.16

      The foregoing prices were not subject to retail markup, markdown or commission.

      In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows: In 2005, $0.40 per share to shareholders of record on February 10; $0.43 per share to shareholders of record May 6, August 5 and November 4. In 2004, $0.34 per share to shareholders of record on February 6; $0.36 per share to shareholders of record May 7, August 6 and November 4. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2005 and 2004.

      Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 9, 2005 and December 10, 2004.

      Effective December 12, 2005, the Board of Directors of the Company adjusted the price at which the Company would repurchase shares to $42.00 per share, or $50.50 per share for a transaction of at least 2,500 shares, taking into consideration the 10 percent stock dividend to shareholders in December 2005. This offer was limited to 75,000 shares and expired February 28, 2006, at which time the Company offered to repurchase up to 75,000 shares at a price of $42.75 per share or $51.25 per share for a transaction of at least 2,500 shares. This offer expires May 30, 2006.

      Any funds which the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from HVB and secondarily from sales of common stock pursuant to the Company’s stock option plan. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Banks and their ability to transfer funds to the Company in the form of cash dividends and otherwise. The Company is a separate and distinct legal entity from the Banks. The Company’s right to participate in any distribution of the assets or earnings of the Banks is subordinate to prior claims of creditors of the Banks.

      The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2005.

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Programs	Programs(2)

October 2005(1)	5,101	$49.66	5,101	—
November 2005(1)	3,249	$53.59	2,606	—
December 2005(2)	3,269	$48.50	3,269	71,731

Total	11,619	$50.43	10,976

(1)	In August 2005, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $45.25 per share, or a price of $54.25 per share for transactions of at least 2,500 shares. This offer expired on December 9, 2005.

(2)	In November 2005, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $42.00 per share, or a price of $50.50 per share for transactions of at least 2,500 shares taking into consideration the 10 percent stock dividend to shareholders on December 9, 2005. This offer expired on February 28, 2006.

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

      We have historically created a secondary market for our stock by issuing offers to repurchase shares from any shareholder. However, we are not obligated to issue such offers to repurchase shares in the future and may discontinue or limit such offers at any time.

      If our common stock is not listed on an exchange, it may not be accepted as collateral for loans, or if accepted, its value may be substantially discounted. As a result, investors should regard the common stock as a long-term investment and should be prepared to bear the economic risk of an investment in the common stock for an indefinite period. Investors who may need or wish to dispose of all or a part of their investments in the common stock may not be able to do so except by private, direct negotiations with third parties.

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

      Dividends from HVB are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which HVB and NYNB can pay dividends or otherwise transfer funds to the Company. Federal and state bank regulatory agencies also have the authority to limit further the Banks’ payment of dividends based on such factors as the maintenance of adequate capital for each Bank, which could reduce the amount of dividends otherwise payable. We paid a cash dividend to our shareholders of $1.69 per share in 2005, and $1.42 per share in 2004 (adjusted for subsequent stock dividends). Under applicable banking statutes, at December 31, 2005, HVB could have declared dividends of approximately $35.1 million to the Company without prior regulatory approval. No assurance can be given that the Banks will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to shareholders.

      Federal and state agencies require us to maintain adequate levels of capital. The failure to maintain adequate capital or to comply with applicable laws, regulations and supervisory agreements could subject us to federal and state enforcement provisions, such as the termination of deposit insurance, the imposition of substantial fines and other civil penalties and, in the most severe cases, the appointment of a conservator or receiver for a depositary institution. Moreover, dividends can be restricted by any of our regulatory authorities if the agency believes that our financial condition warrants such a restriction.

      In addition, our ability to declare and pay dividends is restricted under the New York Business Corporation Law, which provides that dividends may only be paid by a corporation out of its surplus.

      In the event of a liquidation or reorganization of the Banks, the ability of holders of debt and equity securities of the Company to benefit from the distribution of assets from the Banks upon any such liquidation or reorganization would be subordinate to prior claims of creditors of the Banks (including depositors), except to the extent that the Company’s claim as a creditor may be recognized. The Company is not currently a creditor of the Banks.

Equity Compensation Plan Information

      The following table sets forth information regarding the Company’s Stock Option Plans. All equity compensation plans have been approved by the Company’s stockholders. The amounts presented are as of December 31, 2005, exclude NYNB and do not include awards made subsequent to that date. Additional details related to the Company’s equity compensation plans are provided in Notes 8 and 10 to the consolidated financial statements.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by stockholders	773,868	$26.87	237,566

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2005, 2004, 2003 and 2002. The information set forth below excludes NYNB and should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,

	2005	2004	2003	2002	2001

		(000’s except share data)
Operating Results:
Total interest income	$110,364	$88,432	$76,520	$84,743	$89,878
Total interest expense	25,306	16,795	15,444	22,982	32,517

Net interest income	85,058	71,637	61,076	61,761	57,361
Provision for loan losses	2,059	473	437	3,902	4,380
Income before income taxes	46,983	40,970	35,962	30,744	28,376
Net income	30,945	27,540	24,207	21,584	18,881
Basic earnings per common share	3.81	3.42	3.06	2.77	2.47
Diluted earning pers common share	3.71	3.36	2.99	2.70	2.40
Weighted average shares outstanding	8,117,890	8,043,138	7,904,476	7,783,527	7,647,729
Adjusted weighted average share outstanding	8,341,446	8,204,759	8,085,506	7,997,216	7,853,763
Cash dividends per common share	1.69	1.42	1.20	0.99	0.89

	December 31,

	2005	2004	2003	2002	2001

Financial position:
Securities	$883,992	$875,120	$861,410	$743,884	$624,209
Loans, net	1,009,819	862,496	707,104	642,438	600,377
Total assets	2,032,721	1,840,874	1,669,513	1,506,883	1,372,453
Deposits	1,407,996	1,235,341	1,124,900	1,027,176	888,377
Borrowings	435,212	427,593	386,400	327,383	352,720
Stockholders’ equity	169,789	159,662	142,361	136,807	113,342

Financial Ratios

      Significant ratios of the Company for the periods indicated are as follows:

	December 31,

	2005	2004	2003	2002	2001

Earnings Ratios
Net income as a percentage of:
Average earning assets	1.66%	1.64%	1.62%	1.58%	1.51%
Average total assets	1.58	1.56	1.54	1.50	1.43
Average total stockholders’ equity(1)	18.54	18.55	18.51	18.72	18.74
Capital Ratios
Average total stockholders’ equity to average total assets(1)	8.53%	8.40%	8.31%	8.02%	7.64%
Average net loans as a multiple of average total stockholders’ equity(1)	5.56	5.25	5.07	5.37	5.56
Leverage capital	8.30	8.17	8.43	8.28	7.90
Tier 1 capital (to risk weighted assets)	13.82	14.46	15.63	17.05	15.36
Total risk-based capital (to risk weighted assets)	14.94	15.59	16.88	18.30	16.47
Other
Allowance for loan losses as a percentage of year-end loans	1.32%	1.35%	1.59%	1.76%	1.31%
Loans (net) as a percentage of year-end total assets	49.68	46.85	42.35	42.63	43.74
Loans (net) as a percentage of year-end total deposits	71.75	69.82	62.86	62.54	67.58
Securities as a percentage of year-end total assets	43.49	47.54	51.60	49.37	45.48
Average interest earning assets as a percentage of average interest bearing liabilities(1)	154.24	155.00	153.18	147.71	138.43
Dividends per share as a percentage of diluted earnings per share	45.28	42.55	40.06	36.69	34.38

(1)	Excludes unrealized losses in 2005, and unrealized gains in 2004, 2003, 2002 and 2001, net of tax, on securities available for sale.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2005 and 2004, and consolidated results of operations for each of the three years in the period ended December 31, 2005. The Company is consolidated with its wholly-owned subsidiary, Hudson Valley Bank, and the Bank’s subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”). This section does not include information relating to NYNB Bank, which was acquired by the Company effective January 1, 2006. Pro-forma effects of this acquisition are not presented herein as it is not deemed a “significant subsidiary” as defined by Regulation S-X of the Securities and Exchange Commission. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

      This overview is intended to highlight selected information included in this Annual Report on Form 10-K. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Annual Report on Form 10-K.

      The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and portions of New York City. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and noninterest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. The Company’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of net interest income to changes in interest rates.

      Net income for 2005 was $30.9 million or $3.71 per diluted share, an increase of $3.4 million or 12.4 percent compared to $27.5 million or $3.36 per diluted share in 2004. Net income for 2005 and 2004 included approximately $0.7 million of after-tax net realized losses and approximately $0.7 million of after-tax realized gains, respectively, on sales of securities available for sale. These sales were conducted as part of the Company’s ongoing asset/liability management process, which reflected management’s efforts to effectively reposition its portfolio during periods of changing economic conditions and interest rates. The Company achieved substantial growth during 2005 in both of its core businesses, loans and deposits. In addition, during 2004, the Company increased its long-term borrowings by $75.0 million in an effort to continue to effectively utilize its capital. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. In addition, during the fourth quarter of 2004, the Company expanded its services to customers and increased its fee based revenue through the acquisition of A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at December 31, 2005 had approximately $780 million in assets under management as compared to approximately $400 million at the time of it’s acquisition.

      Interest rates, particularly short-term interest rates, began to rise gradually in the second half of 2004 and continued to rise throughout 2005. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, has not been accompanied with similar increases in longer term interest rates resulting in a flattening of the yield curve. This condition has begun to and would continue to put downward pressure on the Company’s net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.

      The effects of the rise in short-term interest rates, growth in the Company’s core businesses of loans and deposits, increases in non-interest income and additional leveraging have resulted in tax equivalent basis net interest income increasing by $13.5 million or 17.7 percent to $89.8 million in 2005, compared to $76.3 million in 2004. The effect of the adjustment to a tax equivalent basis was $4.8 million and $4.7 million for 2005 and 2004, respectively.

      Non interest income, excluding securities net gains and losses, was $9.5 million for 2005, an increase of $4.1 million or 75.9 percent compared to $5.4 million in 2004. The increase was primarily due to the addition of investment advisory fees resulting from the acquisition of A.R. Schmeidler & Co., Inc. and also reflects growth in deposit activity and other service fees and increases in scheduled fees.

      Non interest expense for 2005 was $44.3 million, an increase of $7.6 million or 20.7 percent compared to $36.7 million in 2004. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, including the addition of the operating expenses of A.R. Schmeidler & Co., Inc.

      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at December 31, 2005 reflects minimal near term interest rate risk with the Company’s net interest income rising slightly if rates rise and declining slightly if rates fall.

      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.

      The Company and HVB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. Both the Company and HVB exceeded all current regulatory capital requirements and were in the “well-capitalized” category at December 31, 2005. Management plans to conduct the affairs of the Company and the Bank so as to maintain a strong capital position in the future.

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

      Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

      Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed.

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2005 and 2004. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examination.

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

      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2005 did not indicate impairment of its goodwill or identified intangible assets.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2005

  Summary of Results

      The Company reported net income of $30.9 million in 2005, an increase of $3.4 million or 12.4 percent compared to $27.5 million in 2004, which increased $3.3 million or 13.6 percent compared to $24.2 million in 2003. The increase in 2005 net income, compared to 2004, reflects higher net interest income and higher non interest income partially offset by higher non interest expense, net losses on securities transactions, a higher provision for loan losses and a higher effective tax rate. The increase in 2004 net income, compared to 2003, reflects higher net interest income and higher non interest income partially offset by higher non interest expense, lower net gains on securities transactions, a slightly higher provision for loan losses and a higher effective tax rate.

      Diluted earnings per share were $3.71 in 2005 an increase of $0.35 or 10.4 percent compared to $3.36 in 2004, which increased $0.37 or 12.4 percent compared to $2.99 in 2003. These increases reflect the higher net income in 2005 and 2004 compared to their respective prior years. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December, 2005. Return on average equity, excluding securities available for sale net unrealized gains and losses, was 18.54 percent in 2005, compared to 18.55 percent in 2004 and 18.51 percent in 2003. Return on average assets, excluding securities available for sale net unrealized gains and losses, was 1.58 percent in 2005, compared to 1.56 percent in 2004 and 1.54 percent in 2003.

      Net interest income for 2005 was $85.1 million, an increase of $13.4 million or 18.7 percent compared to $71.6 million in 2004, which increased $10.6 million or 17.3 percent compared to $61.1 million in 2003. The 2005 increase over 2004 was primarily due to $176.8 million growth in the average balance of interest earning assets which was in excess of the $120.0 million growth in the average balance of interest bearing liabilities and an increase in the tax equivalent basis net interest margin to 4.83% from 4.53%. The 2004 increase over 2003 was primarily due to $185.0 million growth in the average balance of interest earning assets which was in excess of the $107.9 million growth in the average balance of interest bearing liabilities and an increase in the tax equivalent basis net interest margin to 4.53% from 4.37%.

      The 2005 increase in the tax equivalent basis net interest margin resulted primarily from the effects of the growth in loans, the Company’s highest yielding asset, as a percentage of interest earning assets, and the positive effect of increases short-term interest rates on net interest earning assets. The 2005 increase in the average balance of interest earning assets reflected growth in loans, investments and short-term funds. The 2005 increases in interest earning assets were funded primarily by deposit growth. The 2004 increase in the tax equivalent basis net interest margin resulted primarily from the effects of the redeployment of short-term and maturing funds into longer term assets as interest rates began to stabilize in the second half of 2003 and into the first half of 2004, growth in loans, the Company’s highest yielding asset, as a percentage of interest earning assets, and the positive effect of increases in short-term interest rates on net interest earning assets toward the end of 2004. The 2004 increase in the average balance of interest earning assets reflected growth in loans and investments partially offset by the aforementioned decrease in short-term funds. The increase in loans and investments were funded by deposit growth and by a $75 million increase in the Company’s long-term borrowings.

      Non interest income, excluding securities gains and losses, increased $4.1 million or 75.9 percent to $9.5 million in 2005 compared to $5.4 million in 2004, which increased $2.2 million or 68.8 percent compared to $3.2 million in 2003. The increase in 2005, compared to 2004, was primarily due to the addition of investment advisory fees resulting from the acquisition of A.R. Schmeidler & Co., Inc. and also reflects growth in deposit activity and other service fees and increases in scheduled fees. The increase in 2004, compared to 2003, was primarily due to growth in deposit activity and other service charges, increases in scheduled fees, and the addition of investment advisory fees resulting from the fourth quarter 2004 acquisition of A.R. Schmeidler & Co., Inc., partially offset by a $0.9 million gain on sale of other real estate owned in 2003. Sales of investment securities resulted in a net loss of $1.2 million in 2005 and net gains of $1.1 million and $5.4 million in 2004 and 2003, respectively. The sales were conducted as part of the Company’s ongoing asset/ liability management process.

      Non interest expenses increased $7.6 million or 20.7 percent to $44.3 million in 2005 compared to $36.7 million in 2004, which increased $3.4 million or 10.2 percent compared to $33.3 million in 2003. These increases reflect higher amounts in employee salaries and benefits, occupancy and equipment expense and other expenses resulting from the Company’s continuing growth and investments in people, technology, products and branch facilities. The 2005 and 2004 expenses also included higher professional and other expenses associated with the Sarbanes-Oxley Act and other regulatory requirements. The effective tax rate in 2005 increased to 34.1 percent, compared to 32.8 percent in 2004, which increased slightly compared to 32.7 percent in 2003. The 2005 increase was primarily as a result of an increase in the percentage of the Company’s income subject to Federal, New York State, and particularly New York City taxes, reflecting the Company’s growth in the New York City markets. The 2004 increase, compared to 2003, was primarily due to a decrease in tax exempt income as a percentage of total interest income.

      The Company’s total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8.0 percent, as the total ratio equaled 14.9 percent and 15.6 percent at December 31, 2005 and 2004, respectively. The Company’s leverage capital ratio was 8.3 percent and 8.2 percent at December 31, 2005 and 2004, respectively.

Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2005, 2004 and 2003.

	(000’s except percentages)
	Year ended December 31,

	2005			2004			2003

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

ASSETS
Interest earning assets:
Deposits in banks	$2,992	$129	4.31%	$4,566	$46	1.01%	$2,492	$14	0.56%
Federal funds sold	23,907	841	3.52	14,540	209	1.44	51,658	555	1.07
Securities:(1)
Taxable	703,359	28,377	4.03	692,026	25,307	3.66	608,965	19,707	3.24
Exempt from federal income taxes	201,188	13,612	6.77	191,991	13,437	7.00	172,503	12,532	7.26
Loans, net(2)	928,866	72,169	7.77	780,331	54,136	6.94	662,800	48,098	7.26

Total interest earning assets	1,860,312	115,128	6.19	1,683,454	93,135	5.53	1,498,418	80,906	5.40

Non interest earning assets:
Cash and due from banks	42,706			40,604			38,634
Other assets	53,500			44,166			36,513

Total non interest earning assets	96,206			84,770			75,147

Total assets	$1,956,518			$1,768,224			$1,573,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$384,214	$4,115	1.07%	$327,055	$1,823	0.56%	$300,566	$2,050	0.68%
Savings	74,317	386	0.52	70,321	160	0.28	64,184	149	0.23
Time	188,460	3,907	2.07	165,349	1,963	1.19	169,435	2,213	1.31
Checking with interest	125,934	462	0.37	110,499	238	0.22	98,852	259	0.26
Securities sold under repurchase agreements and other short-term borrowings	170,072	4,909	2.89	181,870	2,140	1.18	156,989	1,730	1.10
Other borrowings	263,108	11,527	4.38	231,014	10,471	4.53	188,159	9,043	4.81

Total interest bearing liabilities	1,206,105	25,306	2.10	1,086,108	16,795	1.55	978,185	15,444	1.58

Non interest bearing liabilities:
Demand deposits	562,533			517,532			451,282
Other liabilities	20,927			16,083			13,291

Total non interest bearing liabilities	583,460			533,615			464,573

Stockholders’ equity(1)	166,953			148,501			130,807

Total liabilities and stockholders’ equity(1)	$1,956,518			$1,768,224			$1,573,565

Net interest earnings		$89,822			$76,340			$65,462

Net yield on interest earning assets			4.83%			4.53%			4.37%

(1)	Excludes unrealized gains and losses on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effect of adjustment to a tax equivalent basis was $4,764, $4,703 and $4,386 for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2005 and 2004, and the years ended December 31, 2004 and 2003, on a tax equivalent basis.

	(000’s)

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in banks	$(16)	$99	$83	$12	$20	$32
Federal funds sold	135	497	632	(399)	53	(346)
Securities:
Taxable	414	2,656	3,070	2,688	2,912	5,600
Exempt from federal income taxes	644	(469)	175	1,416	(511)	905
Loans, net	10,305	7,728	18,033	8,529	(2,491)	6,038

Total interest income	11,482	10,511	21,993	12,246	(17)	12,229

Interest expense:
Deposits:
Money market	319	1,973	2,292	181	(408)	(227)
Savings	9	217	226	14	(3)	11
Time	274	1,670	1,944	(53)	(197)	(250)
Checking with interest	33	191	224	31	(52)	(21)
Securities sold under repurchase agreements and other short-term borrowings	(139)	2,908	2,769	274	136	410
Other borrowings	1,455	(399)	1,056	2,060	(632)	1,428

Total interest expense	1,951	6,560	8,511	2,507	(1,156)	1,351

Increase in interest differential	$9,531	$3,951	$13,482	$9,739	$1,139	$10,878

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The extended period of declining interest rates which began in 2001 and continued into the first half of 2004, was replaced by an environment where interest rates, particularly short-term interest rates, began to rise gradually during the second half of 2004 and have continued to rise throughout 2005. The initial impact of the gradual rise in short-term interest rates on the Company’s net interest income during the second half of 2004 and 2005 was positive. This was due to more assets than liabilities repricing in the near term.

      The Company has made efforts throughout these periods of fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence in its asset and interest rate risk profiles. During the first half of 2003, the Company sold the remainder of its rapidly prepaying fixed rate mortgage-backed securities portfolio and callable U.S. agency securities which management believed would be called within the ensuing twelve months. Proceeds from these sales, which included the recognition of pretax gains of $5.4 million, were reinvested primarily in variable rate mortgage-backed securities and collateralized mortgage obligations (“CMO’s”). As rates began to stabilize after the second quarter of 2003 and through the first half of 2004, the Company redeployed the maturing short-term securities into fixed rate mortgage-backed securities and U.S. agency securities with expected average lives of less than four years. In addition, during 2004, the Company increased its long-term borrowings by $75.0 million in an effort to continue to effectively utilize its capital. The proceeds from these borrowings were invested in fixed rate mortgage-backed securities and obligations of state and political subdivisions. Additional repositioning of the investment portfolio was accomplished in late 2005 through the sale of approximately $50 million of fixed rate U.S. agency bonds and reinvestment of the proceeds into U.S. Agency backed CMO’s with higher yields and more attractive cash flow characteristics. The result of these efforts, together with continued growth in the core businesses of loans and deposits, enabled the Company to grow net interest income in 2004 and 2005 and have also effectively repositioned its portfolios from both asset and interest rate risk perspectives. The aforementioned rise in short-term interest rates in late 2004 and 2005 has not been accompanied by corresponding increases in longer-term interest rates, resulting in a flattening of the yield curve. A continuation of this condition would put downward pressure on the Company’s future net interest income as liabilities continued to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.

      Net interest income, on a tax equivalent basis, increased $13.5 million or 17.7 percent to $89.8 million in 2005, compared to $76.3 million in 2004, which increased $10.8 million or 16.5 percent from $65.5 million in 2003. The increase in 2005, compared to 2004, primarily resulted from an increase of $56.8 million or 9.5 percent in the excess of interest earning assets over interest bearing liabilities to $654.2 million in 2005 from $597.3 million in 2004 and an increase in the tax equivalent basis net interest margin to 4.83 percent in 2005 from 4.53 percent in 2004. The increase in 2004, compared to 2003, primarily resulted from an increase of $77.1 million or 14.8 percent in the excess of interest earning assets over interest bearing liabilities to $597.3 million in 2004 from $520.2 million in 2003 and an increase in the tax equivalent basis net interest margin to 4.53 percent in 2004 from 4.37 percent in 2003. The effect of the adjustment to tax equivalent basis net interest income was $4.8 million, $4.7 million and $4.4 million for 2005, 2004 and 2003, respectively.

      Interest income is determined by the volume of and related rates earned on interest earning assets. Volume increases in loans, securities and Federal funds sold and higher average rates resulted in higher interest income in 2005, compared to 2004. Volume increases in loans and securities and higher average rates on securities partially offset by a volume decrease in Federal funds sold and lower average rates on loans resulted in higher interest income in 2004, compared to 2003.

      Average interest earning assets in 2005 increased $176.8 million or 10.5 percent to $1,860.3 million from $1,683.5 million in 2004, which increased $185.0 million or 12.3 percent from $1,498.4 million in 2003. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

      Securities are the largest component of interest earning assets. Total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains, increased $20.0 million or 2.3 percent to $907.0 million at December 31, 2005 from $887.0 million at December 31, 2004, which increased $19.2 million or 2.2 percent from $867.8 million at December 31, 2003. Average total securities, including FHLB stock and excluding net unrealized gains, increased $20.5 million or 2.3 percent to $904.5 million in 2005 from $884.0 million in 2004, which increased $102.5 million or 13.1 percent from $781.5 million in 2003. The increase in average total securities in 2005 compared to 2004 reflects volume increases in mortgage-backed securities including CMOs, obligations of states and political subdivisions, FHLB Stock and other investments partially offset by volume decreases in U.S. Treasury and U.S. agency securities. Increases in average mortgage-backed securities, obligations of state and political subdivisions and other investments reflect investment of deposit growth and the redeployment of maturing funds and proceeds of sales of U.S. Agency securities. The increase in average FHLB stock results from purchases of stock required to support FHLB borrowings. Despite the general flattening of the yield curve during 2005 due to the steady rise of short-term interest rates, longer term rates did increase, although to a lesser degree. This increased yields on reinvested funds during 2005. As a result of the aforementioned factors, tax equivalent basis interest income from securities increased in 2005, compared to 2004, due to higher volume and higher rates. The increase in average total securities in 2004 compared to 2003 reflects volume increases in U.S. agency securities, mortgage-backed securities including CMO’s, obligations of state and political subdivisions, FHLB stock and other securities partially offset by volume decreases in short-term U.S. Treasury obligations. During 2004, as interest rates continued to stabilize, the Company completed the redeployment of short-term securities into longer term opportunities, principally fixed mortgage-backed securities. In addition, during 2004, the Company increased its long-term borrowings by $75.0 million and invested the proceeds into fixed rate mortgage-backed securities and obligations of state and political subdivisions. As a result, tax equivalent basis interest income on securities increased in 2004, compared to 2003, due to higher volume and higher interest rates.

      Net loans increased $147.3 million or 17.1 percent to $1,009.8 million at December 31, 2005 from $862.5 million at December 31, 2004, which increased $155.4 million or 21.2 percent from $707.1 million at December 31, 2003. Average net loans increased $148.6 million or 19.0 percent to $928.9 million in 2005 from $780.3 million in 2004, which increased $117.5 million or 17.7 percent from $662.8 million in 2003. The increases in average net loans in 2005 and 2004 were primarily due to the Company’s emphasis on making new loans through more effective market penetration in its primary market. Average interest rates were higher in 2004 than in 2003 and lower in 2004 than in 2003. As a result, interest income on loans in 2005 was higher than in 2004 due to higher volume and higher rates, and interest income on loans in 2004 was higher than in 2003 due to higher volume partially offset by lower interest rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $8.5 million or 50.6 percent to $25.3 million in 2005 from $16.8 million in 2004, which increased $1.4 million or 9.1 percent from $15.4 million in 2003. Average balances of interest bearing liabilities increased $120.0 million or 11.0 percent to $1,206.1 million in 2005 from $1,086.1 million in 2004, which increased $107.9 million or 11.0 percent from $978.2 million in 2003. The increase in average interest bearing liabilities in 2005, compared to 2004, was due to increases in interest bearing demand deposits, time deposits and other borrowings, partially offset by a decrease in securities sold under repurchase agreements and other short-term borrowings. The increases in average interest bearing demand deposits and average time deposits in 2005, compared to 2004, resulted from growth in existing customers, new customers and continuing growth resulting from the opening of new branches. The increase in average other borrowings in 2005, compared to 2004, resulted from the full year effect of an addition of $75.0 million in long-term borrowings during 2004, discussed below. The decrease in average securities sold under repurchase agreements and other short-term borrowings in 2005, compared to 2004, resulted primarily from timing of reinvestment of available funds. The increase in average interest bearing liabilities in 2004, compared to 2003, was due to increases in interest bearing demand deposits, short-term borrowings and other borrowings, partially offset by a decrease in time deposits. The increase in average interest bearing demand deposits in 2004, compared to 2003, resulted from growth in existing customers, new customers and continuing growth resulting from the opening of new branches. The increase in average other borrowings in 2004, compared to 2003, resulted from the addition of $75.0 million in long-term borrowings reflecting management’s efforts to effectively utilize its available capital. The decrease in average time deposits in 2004, compared to 2003, resulted primarily from decreases in short-term jumbo certificates of deposit from municipal customers which are acquired on a bid basis. Overall average increases in funding in 2005 and 2004 were invested in loans and securities. Average interest rates paid on interest bearing liabilities were higher in 2005 compared to 2004 and slightly lower in 2004 compared to 2003. As a result of these factors, interest expense on average interest bearing liabilities was higher in 2005 compared to 2004 due to higher volume and higher rates, and interest expense on average interest bearing liabilities was higher in 2004 compared to 2003 due to higher volume partially offset by slightly lower rates.

      Average non interest bearing demand deposits increased $45.0 million or 8.7 percent to $562.5 million in 2005 from $517.5 million in 2004, which increased $66.2 million or 14.7 percent from $451.3 million in 2003. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

      The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2005 is as follows:

	2005	2004	2003

Average interest rate on:
Total average interest earning assets	6.19%	5.53%	5.40%
Total average interest bearing liabilities	2.10	1.55	1.58
Total interest rate spread	4.09	3.98	3.82

      In 2005, the interest rate spread increased as short-term interest rates rose steadily and longer term rates rose to a lesser degree. The increase was primarily due to earning assets repricing at a faster rate than interest bearing liabilities, and an increase in loans, the Company’s highest yielding asset, as a percentage of total earning assets. In 2004, the interest rate spread increased as rates stabilized and short-term rates began to rise. This increase was due primarily to earning assets repricing at a faster rate than interest bearing liabilities and the redeployment of maturing short-term investments into longer term opportunities, partially offset by a $75.0 million increase in long-term borrowings conducted as a leveraging transaction. The leveraging of capital generally tends to decrease the interest rate spread, however, it adds net interest income without adding significant operating costs. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Non Interest Income

      The Company recorded non interest income of $8.3 million, $6.5 million and $8.7 million in 2005, 2004 and 2003, respectively. Non interest income includes service charge income, investment advisory fees, gains and losses on securities transactions and other income.

      Service charges increased $0.6 million or 17.8 percent to $4.0 million in 2005 from $3.4 million in 2004, which increased $2.0 million or 138.4 percent from $1.4 million in 2003. The increases, were primarily due to growth in deposit activity and other service charges and increases in scheduled fees.

      Investment advisory fees increased $3.2 million or 237.4 percent to $4.6 million in 2005 from $1.4 million in 2004, which increased $1.1 or 351.3 percent from $0.3 million in 2003. The increases were primarily due to the Bank’s acquisition of A.R. Schmeidler & Co., Inc., a money management firm.

      Sales of securities available for sale resulted in net losses of $1.2 million in 2005, and gains of $1.1 million and $5.4 million in 2004 and 2003, respectively. Sales are generally conducted as part of the Company’s overall asset/liability management efforts designed to restructure the portfolio, manage cash flow and enhance portfolio yield, and efforts to manage the Company’s overall interest rate risk in response to changes in interest rates or changes in the composition of the balance sheet.

      Other income increased $0.2 million or 31.7 percent to $0.9 million in 2005 from $0.7 million in 2004, which decreased $0.8 million or 54.5 percent from $1.5 million in 2003. Other income includes a gain on sale of other real estate owned (“OREO”) of $0.9 million in 2003, and miscellaneous income of $0.9 million, $0.7 million and $0.6 million in 2005, 2004 and 2003, respectively.

Non Interest Expense

      Non interest expense increased $7.6 million or 20.7 percent to $44.3 million in 2005, from $36.7 million in 2004, which increased $3.4 million or 10.2 percent from $33.3 million in 2003. The 2005 increases were partially the due to expenses related to the acquisition of New York National Bank and additional professional expenses associated with the requirements of the Sarbanes-Oxley Act of 2002. The 2004 increases were partially the result of additional professional and other expenses associated with the requirements of the Sarbanes-Oxley Act of 2002 and other regulatory requirements. The remainder of the 2005 and 2004 increases reflects the overall growth of the Company. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on security transactions) was 44.6 percent in 2005, compared to 44.9 percent in 2004 and 48.5 percent in 2003.

      Salaries and employee benefits, the largest component of non interest expense, increased $4.5 million or 21.4 percent in 2005 to $25.6 million, from $21.1 million in 2004, which increased $2.1 million or 10.9 percent from $19.0 million in 2003. The Company opened two new branches in 2005 and opened one new branch and acquired A.R. Schmeidler & Co., Inc., a registered investment advisory firm in 2004, resulting in increased staff. The increases in both 2005 and 2004 also reflected the cost of additional personnel necessary for the Company to accommodate the growth in deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases. Increases in salaries and employee benefits in both 2005 and 2004 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as higher costs associated with related payroll taxes.

	2005	2004	2003

Employees at December 31,
Full Time Employees	314	281	263
Part Time Employees	45	28	31

	(000’s except percentages)
Salaries and Employee Benefits
Salaries	$17,902	$15,413	$13,665
Payroll Taxes	1,472	1,217	1,103
Medical Plans	1,328	1,204	1,048
Incentive Compensation Plans	2,755	1,648	1,497
Employee Retirement Plans	1,570	1,278	1,252
Other	547	312	441

Total	$25,574	$21,072	$19,006

Percentage of total non interest expense	57.7%	57.4%	57.0%

      Occupancy expense increased 20.6 percent to $3.8 million in 2005 from $3.1 million in 2004 which was an 8.3 percent increase from $2.8 million in 2003. The increases in both 2005 and 2004 were due to the opening of new branch offices as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services increased 23.7 percent to $4.3 million in 2005 from $3.5 million in 2004, which was a 7.3 percent increase from $3.3 million for 2003. The increases in 2005 were due to expenses related to the acquisition of New York National Bank and higher audit costs related to Sarbanes-Oxley compliance. The increases in 2004 were due to higher audit costs related to Sarbanes-Oxley compliance, higher legal costs and professionals engaged to assist in the acquisition of A.R. Schmeidler and Co., Inc.

      Equipment expense increased 11.7 percent to $2.3 million in 2005 from $2.1 million in 2004, which was a increase of 16.9 percent from $1.8 million in 2003. The increases in both 2005 and 2004 reflected increases costs to maintain the Company’s equipment and additional equipment necessary to support the new branches.

      Business development expense increased 16.0 percent to $1.7 million in 2005 from $1.5 million in 2004, which was a 4.4 percent increase over $1.4 million in 2003. The increases reflected costs associated with increased general promotion of products and services, expanded business development efforts and promotion of new branches.

      FDIC assessment was $178,000 for 2005 and 173,000 in 2004 and $177,000 for 2003. The slight increase in 2005 was due to increases in HVB’s deposit subject to FDIC assessment. The slight decrease in 2004 resulted from decreases in the HVB’s deposits subject to FDIC assessment.

      Other operating expenses, as reflected in the following table increased 21.5 percent in 2005 and increased 10.2 percent in 2004.

	2005	2004	2003

	(000’s except percentages)
Other Operating Expenses
Other insurance	$(186)	$40	$(55)
Stationery and printing	872	731	541
Communications expense	1,073	1,123	911
Courier expense	772	750	617
Other loan expense	351	181	267
Outside services	1,587	1,256	1,053
Dues, meetings and seminars	471	204	461
Other	1,529	1,038	1,042

Total	$6,469	$5,323	$4,837

Percentages of total non interest expense	14.6%	14.5%	14.5%

      The 2005 increases reflect higher outside service fees, higher customer service related expenses including courier expenses, higher other loan expenses and higher dues, meetings and seminar expenses, and higher stationery and printing costs, all related to growth in customer and business activities. The 2005 decreases reflect lower insurance costs and lower communication expenses, primarily due to greater efficiencies gained due to a change in service providers.

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

Income Taxes

      Income taxes of $16.0 million, $13.4 million and $11.8 million were recorded in 2005, 2004 and 2003, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.5 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 34.1 percent, 32.8 percent and 32.7 percent in 2005, 2004 and 2003, respectively. The increase in the overall effective tax rates for 2005 and 2004, compared to the prior year periods, resulted from increases in the percentages of income subject to Federal, New York State, and New York City taxes.

      In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The New York State Department of Taxation and Finance has completed audits of the Company’s New York State corporation tax returns for the years 1996 through 2004. The Company has reached a tentative agreement with New York State on all open issues for tax years 1996 through 2004, and does not believe the final resolution of this matter will have a significant impact on its financial position or results of operations. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2005 and 2004

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

      The securities portfolio consists of various debt and equity securities totaling $884.0 million and $875.1 million and FHLB stock totaling $13.7 million and $14.2 million at December 31, 2005 and 2004, respectively.

      In accordance with SFAS No. 115, the Company’s investment policies include a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held-to-maturity and carried at amortized cost. Securities held for indefinite periods of time and not intended to be held-to-maturity include the securities management intends to use as part of its asset/ liability strategy and liquidity management and the securities that may be sold in response to changes in interest rates, resultant prepayment risks, liquidity demands and other factors. Such securities are classified as available for sale and are carried at fair value. The held to maturity portfolio totaled $50.1 million and $70.9 million at December 31, 2005 and 2004, respectively. All other securities were classified as available for sale at December 31, 2004.

      Average aggregate securities and FHLB stock represented 48.6 percent and 52.5 percent of average interest earning assets in 2005 and 2004, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company’s ability to take advantage of leveraging opportunities.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

2005 (000’s)

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasuries and government agencies	$119,200	$1	$2,969	$116,232
Mortgage-backed securities	468,731	448	9,761	459,418
Obligations of state and political subdivisions	203,204	4,203	1,300	206,107
Other debt securities	27,906	179	246	27,839

Total debt securities	819,041	4,831	14,276	809,596
Mutual funds and other equity securities	24,159	609	491	24,277

Total	$843,200	$5,440	$14,767	$833,873

Classified as Held to Maturity

Mortgage-backed securities	$44,990	$—	$499	$44,491
Obligations of state and political subdivisions	5,129	36	23	5,142

Total	$50,119	$36	$522	$49,633

2004 (000’s)

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

U.S. Treasury and government agencies	$167,756	$19	$1,810	$165,965
Mortgage-backed securities	393,447	1,216	3,309	391,354
Obligations of states and political subdivisions	190,411	6,471	635	196,247
Other debt securities	29,245	272	304	29,213

Total debt securities	780,859	7,978	6,058	782,779
Mutual funds and other equity securities	21,056	639	221	21,474

Total	$801,915	$8,617	$6,279	$804,253

Classified as Held To Maturity
Mortgage-backed securities	$65,739	$906	$31	$66,614
Obligations of states and political subdivisions	5,128	74	6	5,196

Total	$70,867	$980	$37	$71,810

      The following table presents the amortized cost of securities at December 31, 2005, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After 1 but within		After 5 but within
	Within 1 Year		5 Years		10 Years		After 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(000’s except percentages)
U.S. Treasury and government agencies	$21,406	3.38%	$77,792	3.47%	$20,002	5.11%	—	—	$119,200	3.73%
Mortgage-backed securities	121,832	4.67	298,170	4.75	84,347	4.72	$9,372	4.75%	513,721	4.72
Obligations of states and political subdivisions	35,386	7.77	70,820	7.28	99,402	6.20	2,725	6.21	208,333	6.83
Other debt securities	22,580	6.10	5,326	5.75	—	—	—		27,906	6.03

Total	$201,204		$452,108		$203,751		$12,097		$869,160

Estimated fair value	$198,782		$445,444		$203,030		$11,956		$859,212

      Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, Fannie Mae, Freddie Mac and the Federal Farm Credit Banks Funding Corporation (“FFCB”). The total balances held of such securities classified as available for sale decreased $49.8 million to $116.2 million as of December 31, 2005, from $166.0 million as of December 31, 2004, which decreased $21.1 million from $187.1 million at December 31, 2003. The 2005 decrease resulted from sales of $50.0 million, maturities and calls of $16.6 million, and other decreases of $2.5 million partially offset by purchases of $19.3 million. The 2004 decrease resulted from maturities and calls of $54.6 million and other decreases of $2.8 million partially offset by purchases of $36.3 million.

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

      Mortgage-backed securities, including CMO’s, classified as available for sale increased $68.0 million to $459.4 million as of December 31, 2005 from $391.4 million as of December 31, 2004, which decreased $42.8 million from $434.2 million at December 31, 2003. The 2005 increase was due to purchases of $184.1 million partially offset by principal paydowns of $107.2 million and other decreases of $8.9 million. The 2004 decrease was due to principal paydowns of $117.6 million, sales of $22.5 million and other decreases of $2.1 million partially offset by purchases of $99.4 million. The purchases were fixed and variable rate mortgage-backed securities and CMO’s with average lives of less than five years at the time of purchase. The sales were conducted as a result of management’s efforts to reposition the portfolio during the periods of changing economic conditions and interest rates. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $45.0 million at December 31, 2005 which was a decrease of $20.7 million from $65.7 million as of December 31, 2004. There were no mortgage-backed securities classified as held to maturity in 2003. The decrease in 2005 was due to principal paydowns of $20.9 million partially offset by other increases of $0.2 million. The increase in 2004 was due to purchases of $71.3 million partially offset by principal paydowns of $5.6 million. The purchases were fixed rate mortgage-backed securities and CMO’s with average lives of less than five years at the time of purchase.

      During 2005, purchases of fixed rate mortgage-backed securities classified as available for sale of $184.1 million were partially offset by sales of principal paydowns of $70.5 million and other changes of $8.9 million. There were no purchases of adjustable rate mortgage-backed securities classified as available for sale or held to maturity during 2005. Principal paydowns of adjustable rate mortgage-backed securities were $36.7 million in 2005. During 2004, purchases of fixed rate mortgage-backed securities classified as available for sale of $94.4 million were partially offset by principal paydowns of $59.2 million, sales of $22.5 million and other reductions of $0.7 million, and purchases of adjustable rate mortgage-backed securities classified as available for sale of $5.0 million were offset by principal paydowns of $58.4 million and other reductions of $1.4 million. In addition, during 2004, purchases of fixed rate mortgage-backed securities classified as held to maturity of $71.3 million were partially offset by principal paydowns of $5.6 million. There were no adjustable rate mortgage-backed securities classified as held to maturity during 2004.

      Obligations of states and political subdivisions classified as available for sale increased $9.9 million to $206.1 million at December 31, 2005, from $196.2 million at December 31, 2004, which increased $5.5 million from $190.7 million at December 31, 2004. The 2005 increase resulted from purchases of $33.6 million partially offset by maturities and calls of $20.8 million and other decreases of $2.9 million. The 2004 increase resulted from purchases of $36.9 million partially offset by maturities and redemptions of $23.0 million, sales of $6.6 million and other changes of $1.8 million. Obligations of states and political subdivisions classified as held to maturity totaled $5.1 million at both December 31, 2005 and December 31, 2004. The 2004 increase resulted from purchases of $5.1 million. The obligations at year end 2005 were comprised of approximately 67 percent for New York State political subdivisions and 33 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

      Other debt securities classified as available for sale decreased $1.4 million to $27.8 million at December 31, 2005 from $29.2 million at December 31, 2004, which increased $1.2 million from $28.0 million at December 31, 2003. The 2005 decrease was due to maturities and calls of $1.3 and other decreases of $0.1 million. The 2004 increase was due to purchases of $2.2 million offset by maturities and calls of $1.0 million. The purchases consisted of fixed rate corporate bonds and variable rate trust preferred securities acquired as part of the Company’s redeployment of the proceeds from maturing short term investments. There were no other debt securities classified as held to maturity during 2005, 2004 or 2003.

      Mutual funds and other equities classified as available for sale totaled $24.3 million at December 31, 2005, which increased of $2.8 million from $21.5 million at December 31, 2004, which was unchanged from December 31, 2003. The 2005 increase was due to purchases of $3.1 million and other decreases of $0.3 million. The purchases were shares of a mutual fund which invests primarily in variable rate mortgage-backed securities with characteristics consistent with the Company’s investment strategy. There were no mutual funds or other equities classified as held to maturity during 2005, 2004 or 2003.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the underlying credit. These non-rated securities outstanding at December 31, 2005 totaled approximately $10.9 million comprised primarily of obligations of municipalities located within the Company’s market area. The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings.

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

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2005.

Loan Portfolio

      Real Estate Loans: Real estate loans are comprised primarily of loans collateralized by interim and permanent commercial mortgages, construction mortgages and residential mortgages including home equity loans. The Company originates these loans primarily for its portfolio, although a significant portion of its residential real estate loans, in addition to meeting the Company’s underwriting criteria, comply with nationally recognized underwriting criteria (“conforming loans”) and can be sold in the secondary market.

      Commercial real estate loans are offered by the Company generally on a fixed or variable rate basis with 5 year terms and, in some cases, up to 10 year terms. Amortizations generally range up to 25 years. The Company also originates 15 year fixed rate self-amortizing commercial mortgages.

      In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loan. The Company generally utilizes licensed or certified appraisers, previously approved by the Company, to determine the estimated value of the property. Commercial mortgages are generally underwritten for up to 75% of the value of the property depending on the type of the property. The Company generally requires lease assignments where applicable. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan, or a decline in general economic conditions.

      Where the owner occupies the property, the Company also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied. These types of loans are often for larger amounts than other types of loans made by the Company and may involve greater risks than other types of lending. Because payments on such loans are often dependent upon the successful operation of the business involved, repayment of such loans may be negatively impacted by adverse changes in economic conditions.

      Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. The majority of these loans are made with variable rates of interest, although some fixed rate financing is provided. The loan amount is generally limited to 65% to 75% of completed value, depending on the type of property. Most non-residential construction loans require pre-approved permanent financing or pre-leasing with the Bank providing the permanent financing. The Company funds construction of single family homes and commercial real estate, when no contract of sale exists, based upon the experience of the builder, the financial strength of the owner, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions.

      Residential real estate loans are offered by the Company with terms of up to 30 years and loan to value ratios of up to 80%. The Company offers fixed and adjustable rate loans. Adjustable rate loans generally have a fixed rate for the first 3, 5 or 7 years and then convert to an annual adjustable rate, generally based upon the applicable constant maturity U.S. Treasury securities index plus 2.5% to 3.0%. These adjustable rate loans generally provide for a maximum annual change in the rate of 2% with an interest rate ceiling over the life of the loan. Fixed rate loans are generally underwritten to Fannie Mae and Freddie Mac guidelines. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

      The Company offers a variety of home equity line of credit products. These products include credit lines on primary residences, vacation homes and 1-6 unit residential investment properties. Low cost and no income verification options are available to qualified borrowers who intend to actively utilize the lines. Depending on the product, loan amounts of $50,000 to $2,000,000 are available for terms ranging from 5 years to 30 years with various repayment terms. Required combined maximum loan to value ratios range from 65% to 80%, and the lines generally have interest rates ranging from the prime rate (as published in the Wall Street Journal) to prime plus 2%.

      Commercial and Industrial Loans: The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured, often with real estate as secondary collateral, but are also offered on an unsecured basis. These loans generally have variable rates of interest. Commercial loans, for the purpose of purchasing equipment and/or inventory, are usually written for terms of 1 to 5 years with, exceptionally, longer terms. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. The Company generally requires a debt service coverage ratio of at least 125%. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

      Loans to Individuals and Leasing: The Company offers installment loans and reserve lines of credit to individuals. Installment loans are limited to $50,000 and lines of credit are limited to $5,000. These loans have terms up to 5 years with fixed or variable rates of interest. The rate of interest is dependent on the term of the loan and the type of collateral. The Company does not place an emphasis on originating these types of loans.

      The Company also originates lease financing transactions. These transactions are primarily conducted with businesses, professionals and not-for-profit organizations and provide financing principally for office equipment, telephone systems, computer systems, energy saving improvements and other special use equipment. The terms vary depending on the equipment being leased, but are generally 3 to 5 years. The interest rate is dependent on the term of the lease, the type of collateral, and the overall credit of the customer.

      Average net loans increased $148.5 million or 19.0 percent to $928.9 million in 2005 from $780.3 million in 2004, which increased $117.5 million or 17.7 percent from $662.8 million in 2003. Gross loans increased $149.4 million or 17.0 percent to $1,026.4 million at December 31, 2005 from $877.0 million at December 31,

2004, which increased $156.6 million or 21.7 percent from $720.4 million at December 31, 2003. The changes in gross loans resulted primarily from:

•	Decreases of $13.1 million and $8.1 million in 2005 and 2004, respectively, in commercial real estate mortgages, due primarily to accelerated prepayment experience due to the low interest rate environment,

•	Increases in construction loans of $62.7 million and $55.1 million in 2005 and 2004, respectively, resulting from a greater emphasis on this product including an expanded offering and focused marketing,

•	Increases in residential real estate mortgages of $54.0 million and $43.9 million in 2005 and 2004, respectively, primarily as a result of increased activity primarily in multi-family loans,

•	Increases in commercial and industrial loans of $39.9 million and $58.9 million in 2005 and 2004, respectively, primarily due to increased activity and a greater emphasis on this product with resulting increased market penetration,

•	Increases of $2.1 million and $0.3 million in 2005 and 2004, respectively, in lease financings, and

•	Increases in loans to individuals of $3.8 million and $6.5 million in 2005 and 2004, respectively.

      Major classifications of loans, including loans held for sale, at December 31 are as follows:

	(000’s)

	2005	2004	2003	2002	2001

Real Estate:
Commercial	$220,384	$233,452	$241,566	$231,411	$210,840
Construction	178,731	116,064	60,892	56,691	52,496
Residential	276,384	222,392	178,518	164,287	174,859
Commercial and industrial	316,907	277,013	218,130	179,288	140,573
Individuals	25,632	21,787	15,256	14,509	11,824
Lease financing	8,348	6,276	6,000	9,224	19,282

Total	1,026,386	876,984	720,362	655,410	609,874
Deferred loan fees	(3,042)	(2,687)	(1,817)	(1,462)	(1,479)
Allowance for loan losses	(13,525)	(11,801)	(11,441)	(11,510)	(8,018)

Loans, net	$1,009,819	$862,496	$707,104	$642,438	$600,377

      The Company’s primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial and multi-family residential real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which have increased significantly during both 2005 and 2004, and which enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the prime rate as published in the Wall Street Journal. At December 31, 2005, the Company had total gross loans with fixed rates of interest of $456.1 million, or 44.4 percent, and total gross loans with variable or floating rates of interest of $570.3 million, or 55.6 percent, as compared to $419.9 million or 47.9 percent of fixed rate loans and $457.1 million or 52.1 percent of variable or floating rate loans at December 31, 2004.

      At December 31, 2005 and 2004, the Company had approximately $306.6 million and $228.9 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

      The following table presents the maturities of loans outstanding at December 31, 2005 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

	(000’s except percentages)

		After 1
	Within 1	But within	After 5
	Year	5 years	Years	Total	Percent

Loans:
Real estate — commercial	$24,365	$123,587	$72,432	$220,384	30.8%
Real estate — construction	159,700	17,882	1,150	178,732	25.0
Commercial and industrial	106,308	113,727	96,872	316,907	44.2

Total	$290,373	$255,196	$170,454	$716,023	100.0%

Rate Sensitivity:
Fixed or predetermined interest rates	$19,010	$181,883	$148,463	$349,356	48.8%
Floating or adjustable interest rates	271,363	73,313	21,991	366,667	51.2

Total	$290,373	$255,196	$170,454	$716,023	100.0%

Percent	40.6%	35.6%	23.8%	100.0%

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

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, restructured loans, OREO and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

	(000’s except percentages)

	2005	2004	2003	2002	2001

Non-accrual loans at year end	$3,837	$2,301	$2,913	$4,758	$3,523
OREO at year end	—	—	—	1,831	2,021
Restructured loans at year end	—	—	—	—	—

Total nonperforming assets	$3,837	$2,301	$2,913	$6,589	$5,544

Loans past due 90 days or more and still accruing	3,522	3,227	1,431	1,596	137
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	283	243	188	179	511
Nonperforming assets to total assets at year end	0.19%	0.13%	0.17%	0.43%	0.40%

      At December 31, 2005, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $1.5 million to $3.8 million at December 31, 2005 from $2.3 million at December 31, 2004, which decreased $0.6 million from $2.9 million at December 31, 2003. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

      At December 31, 2005, loans that aggregated approximately $21.9 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future. There were no restructured loans considered to be impaired at December 31, 2005, 2004 and 2003.

      In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $3.8 million, $2.3 million and $2.9 million at December 31, 2005, 2004 and 2003, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At December 31, 2004, the Company had two borrowers with accruing loans totaling $4.9 million which were not deemed to be impaired within the scope of SFAS No. 114, but to which specific reserves were considered appropriate. The total allowance for loan losses specifically allocated to impaired and other identified problem loans was $1.3 million, $1.6 million and $1.5 million at December 31, 2005, 2004 and 2003, respectively. The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was approximately $3.7 million, $2.7 million and $5.1 million, respectively.

Allowance for Loan Losses and Provision for Loan Losses

  Allowance for Loan Losses

      The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

      The appropriateness of the unallocated component is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to these conditions is reflected in the unallocated component. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision/credit for loan losses for the dates indicated is as follows:

	(000’s)

	December 31,	Change	December 31,	Change	December 31,
	2005	During 2005	2004	During 2004	2003

Components:
Specific	$1,300	$(315)	$1,615	$83	$1,532
Formula	625	(761)	1,386	77	1,309
Unallocated	11,600	2,800	8,800	200	8,600

Total Allowance	$13,525		$11,801		$11,441

Net change		1,724		360
Net recoveries/(charge-offs)		(335)		(113)

Provision for loan losses		$2,059		$473

	Change	December 31,	Change	December 31,
	During 2003	2002	During 2002	2001

Components:
Specific	$250	$1,282	$475	$807
Formula	(19)	1,328	817	511
Unallocated	(300)	8,900	2,200	6,700

Total Allowance		$11,510		$8,018

Net change	(69)		3,492
Net recoveries/(charge-offs)	(506)		(410)

Provision for loan losses	$437		$3,902

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

2005

•	Economic and business conditions — Signs of increased inflation, such as the recent pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Company’s market area and the gradual rise in short-term interest rates which began in the third quarter of 2004, continued throughout 2005 and into the first quarter of 2006. Continuation of such conditions could have negative effects on the demand for or value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in construction loans increased to 17.4 percent of total loans at December 31, 2005 from 13.2 percent at December 31, 2004. These loans generally have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Delinquencies increased slightly during the year ended December 31, 2005, and the dollar amount of nonperforming loans also increased, primarily due to the addition of a $1.6 million construction loan on which the Company has been notified of a title issue on its collateral, apparently as a result of fraudulent satisfactions filed by the borrower on the Company’s lien and a prior lien. Other than the aforementioned loan, the Company’s regular periodic loan review process noted continued strength in overall credit quality which is believed to have been mainly attributable to the continued strength in real estate values in the Company’s primary market area. However, continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans, including the aforementioned $1.6 million loan, are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Company introduced a series of low cost home equity products since the fourth quarter of 2002. As of December 31, 2005, home equity loans represent approximately 7.8 percent of total loans. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $2.8 million increase in the unallocated component of the allowance to $11.6 million reflects our best estimate of probable losses which have been incurred as of December 31, 2005.

2004

•	Economic and business conditions — Continuation of the improvements in the overall economy which began during the second half of 2003, as evidenced by reduced unemployment and improvements in productivity and corporate profits, became less certain during the second half of 2004. Signs of increased inflation, such as the recent pronounced rise in energy costs, increases in the cost of raw materials used in construction and significant increases in real estate taxes within the Company’s market area, as well as a rise in short-term interest rates, which began in the third quarter of 2004 and has continued into the first quarter of 2005, could have negative effects on the demand for or value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in construction loans increased to 13.2 percent of total loans at December 31, 2004 from 8.5 percent at December 31, 2003. These loans generally have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. In addition, concentration in commercial and industrial loans increased to 31.6 percent of total loans at December 31, 2004 from 30.3 percent at December 31, 2003. These loans also generally have a higher degree of risk than other types of loans which the Company makes since repayment of these loans is largely based on the borrowers’ ability to successfully operate their businesses. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Nonperforming loans decreased during the year ended December 31, 2004, although the Company experienced an increase in delinquencies. As a result of the Company’s regular periodic loan review process, management noted overall improvement in credit quality which is believed to have been mainly attributable to the continued rise in real estate values in the Company’s primary market area. However, continuation of recent trends of rising construction, energy and interest costs may negatively impact the borrowers’ ability to meet their loan obligations. Certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impact the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Company has introduced several low cost home equity products since the fourth quarter of 2002. As of December 31, 2004, home equity loans represent approximately 7.2% of total loans. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $200,000 increase in the unallocated component of the allowance to $8.8 million reflects our best estimate of probable losses which have been incurred as of December 31, 2004.

2003

•	Economic and business conditions — The general softness in the economy experienced during the first half of 2003 has shown signs of improvement during the second half of the year, as evidenced by reduced unemployment and improvements in productivity and corporate profits. Management believes that this condition has had positive impacts on economic and business activity within the Company’s primary market area, has strengthened the demand for commercial real estate, which is the primary collateral for the Company’s loans, and has generally improved the ability of borrowers to repay their loans. Consideration of such economic and business conditions is part of the determination of the unallocated component of the allowance.

•	Concentration — Concentration in commercial and industrial loans increased to 30.3 percent of the portfolio from 27.4 percent at the prior year end, an increase of $38.8 million. These types of loans generally have a higher degree of risk than other types of loans which the Company makes since repayment of the loans is largely dependent on the borrowers’ ability to successfully operate their businesses. An increase in such concentration, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three year historical losses in determining the loss factors. Therefore, consideration of changes in concentration is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Non-accrual loans and loans past due 90 days or more and still accruing decreased at December 31, 2003 by $2.0 million or 31.6 percent to $4.4 million from $6.4 million at December 31, 2002. Although improvement occurred in delinquencies and nonperforming loans in the aggregate, certain loans were downgraded as a result of the Company’s regular periodic loan review process. These downgrades resulted from potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impact the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Bank introduced a no cost home equity product during the fourth quarter of 2002 and began financing business equipment leases during the fourth quarter of 2000. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a decrease in the unallocated component of the allowance of $300,000 reflects our best estimate of probable losses which have been incurred as of December 31, 2003.

      A summary of the allowance for loan losses for the years ended December 31, is as follows:

	(000’s except percentages)

	2005	2004	2003	2002	2001

Net loans outstanding at end of year	$1,009,819	$862,496	$707,104	$642,438	$600,377

Average net loans outstanding during the year	928,866	780,331	662,800	619,098	560,584

Allowance for loan losses:
Balance, beginning of year	$11,801	$11,441	$11,510	$8,018	$4,816
Provision charged to expense	2,059	473	437	3,902	4,380

	13,860	11,914	11,947	11,920	9,196
Charge-offs and recoveries during the year:
Charge offs:
Real estate:
Commercial	—	(62)	(540)	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	—
Commercial and industrial	(318)	(102)	(176)	(290)	(1,407)
Lease financing and individuals	(53)	(30)	(1)	(189)	(21)
Recoveries:
Real estate:
Commercial	4	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	6
Commercial and industrial	26	72	197	66	242
Lease financing and individuals	6	9	14	3	2

Net (charge-offs) recoveries during the year	(335)	(113)	(506)	(410)	(1,178)

Balance, end of year	$13,525	$11,801	$11,441	$11,510	$8,018

Ratio of net charge-offs to average net loans outstanding during the year	0.04%	0.01%	0.08%	0.07%	0.21%
Ratio of allowance for loan losses to gross loans outstanding at end of the year	1.32%	1.35%	1.59%	1.76%	1.31%

      The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	(000’s except percentages)

	2005			2004

			Percentage			Percentage
			of Loans			of Loans
			in each			in each
	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts by	by Total	Loan Loss	Amounts by	by Total
	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	$168	$220,384	21.47%	$779	$233,452	26.62%
Construction	800	178,731	17.41	122	116,064	13.23
Residential	153	276,384	26.93	—	222,392	25.36
Commercial and industrial	794	316,907	30.88	2,091	277,013	31.59
Lease financing and individuals	10	33,980	3.31	9	28,063	3.20
Unallocated	11,600	—	—	8,800	—	—

Total	$13,525	$1,026,386	100.00%	$11,801	$876,984	100.00%

	(000’s except percentages)

	2003			2002			2001

			Percentage			Percentage			Percentage
			of Loans			of Loans			of Loans
			in Each			in Each			in Each
	Amount of		Category	Amount of		Category	Amount of		Category
	Loan Loss	Loan Amounts	by Total	Loan Loss	Loan Amounts	by Total	Loan Loss	Loan Amounts	by Total
	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans

Real Estate:
Commercial	$167	$241,566	33.53%	$375	$231,411	35.31%	$807	$210,840	35.57%
Construction	79	60,892	8.45	100	56,691	8.65	189	52,496	8.61
Residential	85	178,518	24.78	12	164,287	25.07	41	174,859	28.67
Commercial and industrial	2,498	218,130	30.28	2,116	179,288	27.36	239	140,573	23.05
Lease financing and individuals	12	21,256	2.96	7	23,733	3.61	42	31,106	5.10
Unallocated	8,600	—	—	8,900	—	—	6,700	—	—

Total	$11,441	$720,362	100.00%	$11,510	$655,410	100.00%	$8,018	$609,874	100.00%

      Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2005. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 2004, the FDIC and the New York State Banking Department completed examinations of the Bank. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

  Provision for Loan Losses

      The Company recorded a provision for loan losses of $2.1 million during 2005, compared to $0.5 million during 2004 and $0.4 million during 2003. The provision for loan losses is charged to income to bring the

Company’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

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

      The following table presents a summary of deposits at December 31:

	(000’s)

	2005	2004

Demand deposits	$576,032	$512,790
Money market accounts	421,720	364,778
Savings accounts	73,028	73,747
Time deposits of $100,000 or more	149,231	106,737
Time deposits of less than $100,000	57,217	62,780
Checking with interest	130,768	114,509

Total	$1,407,996	$1,235,341

      At December 31, 2005 and 2004, certificates of deposits and other time deposits of $100,000 or more totaled $149.2 million and $106.7 million, respectively. At December 31, 2005, such deposits classified by time remaining to maturity were as follows:

(000’s)

3 months or less	$115,098
Over 3 through 6 months	20,496
Over 6 through 12 months	13,637
Over 12 months	—

Total	$149,231

      Total deposits at December 31, 2005 increased $172.7 million or 14.0 percent to $1,408.0 million, from $1,235.3 million at December 31, 2004, which increased $110.4 million or 9.8 percent from $1,124.9 million at December 31, 2003. Average deposits outstanding increased $144.7 million or 12.2 percent to $1,335.5 million in 2005 from $1,190.8 million in 2004, which increased $106.5 million or 9.8 percent from $1,084.3 million in 2003. Excluding municipal CD’s, which are acquired on a bid basis, total deposits increased 14.0 percent and 9.9 percent, and average deposits increased 12.3 percent and 10.1 percent in 2005 and 2004, respectively.

      Average non interest bearing deposits increased $45.0 million or 8.7 percent to $562.5 million in 2005 from $517.5 in 2004 which increased $66.3 million or 14.7 percent from $451.3 million in 2003. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2005 increased $99.7 million or 14.8 percent reflecting increases in checking with interest accounts, money market accounts, savings accounts and time deposits. Average interest bearing deposits increased $40.2 million or 6.3 percent to $673.2 million in 2004 reflecting increases in checking with interest accounts, money market accounts, and savings accounts partially offset by decreases in time deposits.

      Average money market deposits increased $57.1 million or 17.5 percent in 2005 and $26.5 million or 8.8 percent in 2004, due in part to new customer accounts, increased activity and the addition of new branches.

      Average checking with interest deposits increased $15.4 million or 14.0 percent in 2005 and $11.7 million or 11.8 percent in 2004 primarily as a result of new customer accounts, increased activity in existing accounts and the addition of new branches.

      Average time deposits increased $23.1 million or 14.0 percent in 2005 and decreased $4.1 million or 2.4 percent in 2004. The increase was a result of new customer accounts, increased activity and the addition of new branches. The decrease resulted primarily from decreases in average municipal CD’s of $2.6 million in 2004. The decrease in average municipal CD’s, which are generally short term and are acquired on a bid basis, were principally the result of reduced emphasis on obtaining this type of deposit, due to significant increases in non-interest bearing and other lower cost deposits and a shift to longer term borrowings as part of the Company’s ongoing management of interest rate risk.

      Average savings deposit balances reflect moderate growth, increasing $4.0 million and $6.1 million in 2005 and 2004, respectively.

      On average, deposit rates increased in 2005 and decreased in 2004 due to the remaining effects of the steadily declining interest rate environment which continued through first half of 2004. Beginning in the second half of 2004, short term rates began to rise gradually resulting in higher deposit costs towards the end of 2005.

      Time deposits of over $100,000, including municipal CD’s, increased $42.5 million at December 31, 2005 and increased $18.3 million at December 31, 2004, respectively, compared to the prior year end balances. Municipal CD’s are used to expand or maintain lower cost municipal deposits, fund securities purchases and for capital leveraging. These CD’s are primarily short term and are acquired on a bid basis. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

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

      The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)

	Year ended December 31,

	2005		2004		2003
	Average		Average		Average

	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits — Non interest bearing	$562,533	—	$517,532	—	$451,282	—
Money market accounts	384,214	1.07%	327,055	0.56%	300,566	0.68%
Savings accounts	74,317	0.52	70,321	0.23	64,184	0.23
Time deposits	188,460	2.07	165,349	1.19	169,435	1.31
Checking with interest	125,934	0.37	110,499	0.22	98,852	0.26

Total	$1,335,458	0.66%	$1,190,756	0.35%	$1,084,319	0.43%

Borrowings

      Borrowings with original maturities of one year or less totaled $172.1 million and $164.5 million at December 31, 2005 and 2004, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase and borrowings from the FHLB and other correspondent banks. Other borrowings totaled $263.1 million at both December 31, 2005 and 2004, consisting of borrowings from the FHLB with initial stated maturities of five or ten years and one to four year call options.

      Interest expense on all borrowings totaled $16.4 million, $12.6 million and $10.8 million in 2005, 2004 and 2003, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

		(000’s except percentages)

		2005	2004	2003

Average balance:	Short-term	$170,072	$181,870	$156,989
	Other borrowings	263,108	231,014	188,159
Weighted average interest rate (for the year):	Short-term	2.9%	1.2%	1.1%
	Other borrowings	4.4	4.5	4.8
Weighted average interest rate (at year end):	Short-term	2.6%	1.7%	1.0%
	Other borrowings	4.4	4.3	4.7
Maximum month-end outstanding amount:	Short-term	200,423	$216,920	$198,436
	Other borrowings	263,119	263,125	188,169

      During 2004, the Company increased its long-term borrowings by $75 million reflecting management’s efforts to effectively leverage its capital and to manage interest rate risk. The additional borrowings had 5 year terms with 1 year call provisions and a weighted average interest rate of 3.25 percent.

      At December 31, 2005, the Company had available unused short-term lines of credit of $200 million from the FHLB, $80 million from correspondent banks and $110 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

Capital Resources

      Stockholders’ equity increased $10.1 million or 6.3 percent to $169.8 million at December 31, 2005 from $159.7 million at December 31, 2004, which increased $17.3 million or 12.2 percent from $142.4 million at December 31, 2003. The 2005 increase resulted from net income of $30.9 million, net proceeds from stock options exercised of $4.7 million, and proceeds from sales of treasury stock of $0.3 million, partially offset by cash dividends paid of $13.7 million, purchases of treasury stock of $5.5 million and a reduction of accumulated other comprehensive income of $6.6 million. The 2004 increase resulted from net income of $27.5 million, net proceeds from stock options exercised of $4.1 million, and proceeds from sales of treasury stock of $0.5 million, partially offset by cash dividends paid of $11.5 million, purchases of treasury stock of $1.9 million and a reduction of accumulated other comprehensive income of $1.4 million.

      The Company paid its first cash dividend in 1996, and the Board of Directors authorized a quarterly cash dividend policy in the first quarter of 1998. HVB’s payment of dividends to the Company, the Company’s primary source of funds, is subject to limitation by federal and state regulators based on such factors as the maintenance of adequate capital, which could reduce the amount of dividends otherwise payable. See “Business — Supervision and Regulation.”

      The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003 included elsewhere herein.

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

      The risk-based capital ratios at December 31, follow:

	2005	2004	2003

Tier 1 capital:
Company	13.8%	14.5%	15.6%
HVB	13.8	14.4	15.6
Total capital:
Company	14.9%	15.6%	16.9%
HVB	14.9	15.5	16.9

      Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

      The leverage ratios were as follows at December 31:

	2005	2004	2003

Company	8.3%	8.2%	8.4%
HVB	8.3	8.1	8.4

      To be considered “well-capitalized” under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. HVB exceeds all current regulatory capital requirements and was in the “well capitalized” category at December 31, 2005. Management plans to conduct the affairs of the Bank so as to maintain a strong capital position in the future.

Liquidity

      The Asset/ Liability Strategic Committee (“ALSC”) of the Board of Directors of HVB establishes specific policies and operating procedures governing the Company’s liquidity levels and develops plans to address future liquidity needs, including contingent sources of liquidity. The primary functions of asset liability management are to provide safety of depositor and investor funds, assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirement of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to manage fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

      The Company’s liquid assets, at December 31, 2005, include cash and due from banks of $47.8 million and Federal funds sold of $17.3 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

      Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $124.3 million at December 31, 2005. This represented 13.9 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $266.0 million, or 25.9 percent of loans at December 31, 2005, mature in one year or less. The

Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

      HVB is a member of the FHLB. HVB has a borrowing capacity of up to $200 million under two lines of credit at December 31, 2005, at various terms secured by FHLB stock owned and to be purchased and certain other assets of HVB. HVB had no advances outstanding under these lines from the FHLB at December 31, 2005. The Company’s short-term borrowings included $171.4 million under securities sold under agreements to repurchase at December 31, 2005, and had securities totaling $333.6 million at December 31, 2005 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, HVB has agreements with two investment firms to borrow up to $110 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $80 million. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

      The Company also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Company’s obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Company is also obligated under leases or license agreements for certain of its branches and equipment.

      A summary of significant long-term contractual obligations and credit commitments at December 31, 2005 follows:

		After 1 Year	After 3 Years
	Within	but Within	but Within	After
	1 Year	3 Years	5 Years	5 Years	Total

Contractual Obligations:
Time Deposits	$191,373	$10,158	$4,784	$133	$206,448
FHLB Borrowings	24	30,048	126,548	106,477	263,097
Operating lease and license obligations	1,998	2,177	1,922	4,638	10,735

Total	$193,395	$42,383	$133,254	$111,248	$480,280

Credit Commitments:
Available lines of credit	$149,405	$45,985	$5,992	$46,601	$247,983
Other loan commitments	58,577	—	—	—	58,577
Letters of credit	8,934	6,845	502	—	16,281

Total	$216,916	$52,830	$6,494	$46,601	$322,841

      FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $242.8 million of those borrowings as of various dates during 2006 and quarterly thereafter.

      The Company pledges certain of its assets as collateral for deposits of municipalities and other deposits allowed or required by law, FHLB borrowings and repurchase agreements. By utilizing collateralized funding sources, the Company is able to access a variety of cost effective sources of funds. The assets pledged consist of certain loans secured by real estate, U.S. Treasury and government agency securities, mortgage-backed securities, certain obligations of state and political subdivisions and other securities. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Management does not anticipate any negative impact to its liquidity from its pledging activities.

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

      In connection with the 2004 acquisition of A. R. Schmeidler and Co., Inc., the Company may be required to make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would reduce the Company’s liquidity and capital. We believe that our liquidity and capital are sufficient for any future payments required.

      The Company anticipates it will make a capital contribution to NYNB in an amount not yet determined, but that is not expected to be material.

      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and also to be responsive to changing interest rate markets.

Quarterly Results of Operations (Unaudited)

      Set forth below are certain quarterly results of operations for 2005 and 2004.

	(000’s except per share data)

	2005 Quarters				2004 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$30,202	$28,368	$26,736	$25,058	$23,152	$23,009	$21,503	$20,768
Net interest income	22,784	21,781	20,802	19,691	18,451	18,539	17,613	17,034
Provision for loan losses	538	512	521	488	—	—	214	259
Income before income taxes	12,197	12,148	11,777	10,861	11,194	11,641	9,532	8,603
Net income	7,718	8,025	7,863	7,339	7,320	7,847	6,411	5,962
Basic earnings per common share	0.94	0.99	0.97	0.91	0.90	0.97	0.80	0.75
Diluted earnings per common share	0.91	0.96	0.95	0.89	0.89	0.96	0.78	0.73

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2005. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

      The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2005 shows the Company’s net interest income rising slightly if rates rise and declining if rates fall.

      The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2005 and 2004. For 2004, a 100 basis point downward change in interest rates was substituted for the 200 basis point downward scenario, as management believed that a 200 basis point downward change was not meaningful at that time in light of the extremely low interest rate levels.

	Percentage Change in	Percentage Change in
	Estimated Net Interest	Estimated Net Interest
	Income from	Income from
Gradual Change in Interest Rates	December 31, 2005	December 31, 2004

+200 basis points	0.5%	(0.1)%
-200 basis points (-100 in 2004)	(3.7)%	(1.9)%

      The percentage change in estimated net interest income for the subsequent 12 month measurement period from December 31, 2005 in the +200 basis points and -200 basis points scenarios of 0.5% and (3.7)%, respectively, are within the Company’s policy limit of (5.0)%.

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

      Risk is mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively. However, as circumstances warrant, the Company may purchase derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments are carefully evaluated to determine the impact on the Company’s interest rate risk in rising and declining interest rate environments as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Company’s Asset/ Liability policy, which has been approved by the Board of Directors. Additional information on derivative financial instruments is presented in Note 1 to the Consolidated Financial Statements.

      The Company also prepares a static gap analysis. The “Static Gap” as of December 31, 2005 and 2004 is presented in the tables below. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market accounts and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

      At December 31, 2005, the “Static Gap” showed a positive cumulative gap of $74.7 million in the one day to one year repricing period, as compared to a negative cumulative gap of $11.9 million at December 31, 2004. The change in the cumulative static gap between December 31, 2005 and December 31, 2004 reflects the results of the Company’s efforts to reposition its portfolios as a result of the slow rise in interest rates and flattening of the yield curve which began in late 2004 and continued through 2005. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes.

      The tables below set forth the interest rate sensitivity analysis by repricing date at year end 2005 and 2004.

Interest Rate Sensitivity Analysis By Repricing Date

December 31, 2005

	(000’s except percentages)

		Over One
		Day to	Over Three	Over One		Non-
		Three	Months to	Year to Five	Over Five	Interest
	One Day	Months	One Year	Years	Years	Bearing	Total

Assets:
Loans, net	—	$536,768	$66,948	$309,237	$91,378	$5,488	$1,009,819
Mortgage-backed securities	—	31,579	112,228	288,077	72,507	—	504,391
Other securities	—	44,511	48,533	153,938	146,291	—	393,273
Other earning assets	$19,393	—	—	—	—	—	19,393
Other assets	—	—	—	—	—	105,845	105,845

Total Assets	19,393	612,858	227,709	751,252	310,176	111,333	2,032,721

Liabilities & Stockholders’ Equity:
Interest bearing deposits	—	$561,078	$52,015	$14,942	$203,929	—	$831,964
Other borrowed funds	$57,763	114,358	16	156,596	106,479	—	435,212
Demand deposits	—	—	—	—	—	$576,032	576,032
Other liabilities	—	—	—	—	—	19,724	19,724
Stockholders’ equity	—	—	—	—	—	169,789	169,789

Total Liabilities & Stockholders’ Equity	57,763	675,436	52,031	171,538	310,408	765,545	2,032,721

Net interest rate sensitivity gap	$(38,370)	$(62,578)	$175,678	$579,714	$(232)	$(654,212)	—

Cumulative gap	$(38,370)	$(100,948)	$74,730	$654,444	$654,212	—	—

Cumulative gap to interest earning assets	(1.99)%	(5.24)%	3.88%	33.96%	33.95%

December 31, 2004

	(000’s except percentages)

		Over One
		Day to	Over Three	Over One		Non-
		Three	Months to	Year to	Over Five	Interest
	One Day	Months	One Year	Five Years	Years	Bearing	Total

Assets:
Loans, net	—	$436,902	$55,952	$289,004	$75,661	$4,977	$862,496
Mortgage-backed securities	—	35,522	120,520	238,178	62,872	—	457,092
Other securities	—	37,354	33,086	230,054	131,740	—	432,234
Other earning assets	$5,700	—	—	—	5,785	—	11,485
Other assets	—	—	—	—	—	77,567	77,567

Total assets	5,700	509,778	209,558	757,236	276,058	82,544	1,840,874

Liabilities and stockholders’ equity:
Interest bearing deposits	—	$473,137	$44,309	$16,520	$188,585	—	$722,551
Other borrowed funds	$65,029	99,449	55,016	85,601	122,498	—	427,593
Demand deposits	—	—	—	—	—	$512,790	512,790
Other liabilities	—	—	—	—	—	18,278	18,278
Stockholders’ equity	—	—	—	—	—	159,662	159,662

Total liabilities and stockholders’ equity	65,029	572,586	99,325	102,121	311,083	690,730	1,840,874

Net interest rate sensitivity gap	$(59,329)	$(62,808)	$110,233	$655,115	$(35,025)	$(608,186)	—

Cumulative gap	$(59,329)	$(122,137)	$(11,904)	$643,211	$608,186	—	—

Cumulative gap to interest-earning assets	(3.36)%	(6.93)%	(0.68)%	36.48%	34.49%

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT TO THE STOCKHOLDERS

March 13, 2006

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

      Management assessed the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank, in conformity with the Call Report Instructions, as of December 31, 2005.

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

      Management assessed Hudson Valley Bank’s compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Hudson Valley Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2005.

James J. Landy President & Chief Executive Officer	Stephen R. Brown Senior Executive Vice President, Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Hudson Valley Holding Corp.

      We have audited management’s assessment, included in the accompanying “Management’s Report to the Stockholders,” that Hudson Valley Holding Corp. and its subsidiary, Hudson Valley Bank (collectively the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation by Hudson Valley Bank (the Company’s bank subsidiary) of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (“Call Report Instructions”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

New York, New York
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hudson Valley Holding Corp.

      We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and its subsidiary, (the “Company”), as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York

March 13, 2006

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2005, 2004 and 2003
Dollars in thousands, except per share amounts

	2005	2004	2003

Interest Income:
Loans, including fees	$72,169	$54,136	$48,098
Securities:
Taxable	28,377	25,307	19,707
Exempt from Federal income taxes	8,848	8,734	8,146
Federal funds sold	841	209	555
Deposits in banks	129	46	14

Total interest income	110,364	88,432	76,520

Interest Expense:
Deposits	8,870	4,184	4,671
Securities sold under repurchase agreements and other short-term borrowings	4,909	2,140	1,730
Other borrowings	11,527	10,471	9,043

Total interest expense	25,306	16,795	15,444

Net Interest Income	85,058	71,637	61,076
Provision for loan losses	2,059	473	437

Net interest income after provision for loan losses	82,999	71,164	60,639

Non Interest Income:
Service charges	3,973	3,373	1,415
Investment advisory fees	4,569	1,354	300
Realized (loss) gain on sales of securities, net	(1,158)	1,100	5,408
Other income	919	698	1,534

Total non interest income	8,303	6,525	8,657

Non Interest Expense:
Salaries and employee benefits	25,574	21,072	19,006
Occupancy	3,760	3,119	2,879
Professional services	4,319	3,491	3,254
Equipment	2,297	2,056	1,759
Business development	1,722	1,485	1,422
FDIC assessment	178	173	177
Other operating expenses	6,469	5,323	4,837

Total non interest expense	44,319	36,719	33,334

Income Before Income Taxes	46,983	40,970	35,962
Income Taxes	16,038	13,430	11,755

Net Income	$30,945	$27,540	$24,207

Basic Earnings per Common Share	$3.81	$3.42	$3.06
Diluted Earnings per Common Share	$3.71	$3.36	$2.99

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2005, 2004 and 2003
Dollars in thousands

	2005	2004	2003

Net Income	$30,945	$27,540	$24,207

Other comprehensive (loss) income, net of tax:
Unrealized holding loss on securities available for sale arising during the year	(12,823)	(1,321)	(11,784)
Income tax effect	5,229	586	4,417

	(7,594)	(735)	(7,367)
Reclassification adjustment for net loss (gain) realized on securities available for sale	1,158	(1,100)	(5,408)
Income tax effect	(472)	396	1,992

	686	(704)	(3,416)

Unrealized holding loss on securities, net	(6,908)	(1,439)	(10,783)
Minimum pension liability adjustment	436	7	(174)
Income tax effect	(175)	(3)	69

	261	4	(105)

Other comprehensive loss	(6,647)	(1,435)	(10,888)

Comprehensive Income	$24,298	$26,105	$13,319

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004
Dollars in thousands, except per share and share amounts

	2005	2004

ASSETS
Cash and due from banks	$47,776	$32,428
Federal funds sold	17,329	5,700
Securities available for sale, at estimated fair value (amortized cost of $843,200 in 2005 and $801,915 in 2004)	833,873	804,253
Securities held to maturity, at amortized cost (estimated fair value of $49,633 in 2005 and $71,810 in 2004)	50,119	70,867
Federal Home Loan Bank of New York (FHLB) stock	13,672	14,206
Loans (net of allowance for loan losses of $13,525 in 2005 and $11,801 in 2004)	1,009,819	862,496
Accrued interest and other receivables	12,625	11,171
Premises and equipment, net	13,591	14,067
Deferred income taxes, net	12,306	6,632
Other assets	21,881	19,054

TOTAL ASSETS	$2,032,721	$1,840,874

LIABILITIES
Deposits:
Non interest-bearing	$576,032	$512,790
Interest-bearing	831,964	722,551

Total deposits	1,407,996	1,235,341
Securities sold under repurchase agreements and other short-term borrowings	172,115	164,472
Other borrowings	263,097	263,121
Accrued interest and other liabilities	19,724	18,278

TOTAL LIABILITIES	1,862,932	1,681,212

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common Stock, $0.20 par value; authorized 10,000,000 shares; outstanding 8,138,752 and 7,359,160 shares in 2005 and 2004, respectively	1,856	1,680
Additional paid-in capital	207,372	185,438
Retained earnings	1,431	1,492
Accumulated other comprehensive income (loss)	(6,282)	365
Treasury stock, at cost; 1,142,699 and 1,040,046 shares in 2005 and 2004, respectively	(34,588)	(29,313)

Total stockholders’ equity	169,789	159,662

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,032,721	$1,840,874

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-In	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2003	5,887,600	$1,366	$(24,534)	$146,393	$894	$12,688	$136,807
Net income					24,207		24,207
Exercise of stock options, net of tax	168,998	33		4,724			4,757
Purchase of treasury stock	(89,416)		(3,833)				(3,833)
Sale of treasury stock	20,371		543	301			844
Stock dividend	599,263	120		14,144	(14,264)		—
Cash dividends					(9,533)		(9,533)
Minimum pension liability adjustment						(105)	(105)
Net unrealized loss on securities available for sale						(10,783)	(10,783)

Balance at December 31, 2003	6,586,816	1,519	(27,824)	165,562	1,304	1,800	142,361
Net income					27,540		27,540
Exercise of stock options, net of tax	134,337	27		4,025			4,052
Purchase of treasury stock	(43,496)		(1,854)				(1,854)
Sale of treasury stock	12,824		365	165			530
Stock dividend	668,679	134		15,686	(15,820)		—
Cash dividends					(11,532)		(11,532)
Minimum pension liability adjustment						4	4
Net unrealized loss on securities available for sale						(1,439)	(1,439)

Balance at December 31, 2004	7,359,160	$1,680	(29,313)	185,438	1,492	365	159,662
Net income					30,945		30,945
Exercise of stock options, net of tax	142,415	28		4,698			4,726
Purchase of treasury stock	(110,126)		(5,492)				(5,492)
Sale of treasury stock	7,473		217	65			282
Stock dividend	739,830	148		17,171	(17,319)		—
Cash dividends					(13,687)		(13,687)
Minimum pension liability adjustment						261	261
Net unrealized loss on securities available for sale						(6,908)	(6,908)

Balance at December 31, 2005	8,138,752	$1,856	$(34,588)	$207,372	$1,431	$(6,282)	$169,789

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003
Dollars in thousands

	2005	2004	2003

Operating Activities:
Net income	$30,945	$27,540	$24,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,059	473	437
Depreciation and amortization	2,000	1,926	1,703
Realized loss (gain) on security transactions, net	1,158	(1,100)	(5,408)
Amortization of premiums on securities, net	2,662	4,259	4,284
Realized gain on sale of OREO	—	—	(850)
Stock option expense and related tax benefits	550	330	843
Deferred taxes (benefit)	(821)	107	(107)
Increase in deferred loan fees	354	871	355
Increase in accrued interest and other receivables	(1,454)	(393)	(1,735)
Increase in other assets	(2,827)	(8,744)	(1,454)
Increase in accrued interest and other liabilities	1,937	1,935	1,160
Other changes, net	437	7	(173)

Net cash provided by operating activities	36,999	27,211	23,262

Investing Activities:
Net (increase) decrease in Federal Funds sold	(11,629)	300	23,393
(Decrease) increase in FHLB stock	534	(3,049)	(698)
Proceeds from maturities of securities available for sale	144,797	197,276	1,357,857
Proceeds from maturities of securities held to maturity	20,919	5,596	—
Proceeds from sales of securities available for sale	50,032	29,144	129,749
Purchases of securities available for sale	(240,105)	(174,933)	(1,621,201)
Purchases of securities held to maturity	—	(76,372)	—
(Decrease) increase in payable for securities purchased	(491)	491	—
Net increase in loans	(149,737)	(156,737)	(65,458)
Proceeds from sale of OREO	—	—	2,681
Net purchases of premises and equipment	(1,524)	(1,557)	(3,510)

Net cash used in investing activities	(187,204)	(179,841)	(177,187)

Financing Activities:
Net increase in deposits	172,655	110,441	97,724
Repayment of other borrowings	(24)	(23)	(27)
Proceeds from other borrowings	—	75,000	—
Net increase (decrease) in securities sold under repurchase agreements and short term borrowings	7,643	(33,784)	59,044
Proceeds from issuance of common stock	4,176	3,722	3,914
Proceeds from sale of treasury stock	282	530	844
Cash dividends paid	(13,687)	(11,532)	(9,533)
Acquisition of treasury stock	(5,492)	(1,854)	(3,833)

Net cash provided by financing activities	165,553	142,500	148,133

Increase (Decrease) in Cash and Due from Banks	15,348	(10,130)	(5,792)
Cash and due from banks, beginning of year	32,428	42,558	48,350

Cash and due from banks, end of year	$47,776	$32,428	$42,558

Supplemental Disclosures:
Interest paid	24,212	$16,377	$16,325
Income tax payments	16,135	12,627	11,491
Change in unrealized loss on securities available for sale — net of tax	(6,908)	(1,439)	(10,783)

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

      Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly-owned subsidiary, Hudson Valley Bank (“HVB”), (collectively the “Company”). The Company offers a broad range of lending and depository products to businesses, individuals and government units through 15 branches in Westchester County, New York, three branches in Manhattan, New York, two branches in Bronx County, New York, and one branch in Queens County, New York. The Company also provides investment management services to its customers through its wholly-owned subsidiary A.R. Schmeidler & Co., Inc, a money management firm acquired on October 1, 2004. The acquisition, which was made for cash, was accounted for as a purchase. The acquired company is not a significant subsidiary for accounting purposes. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. An estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

      Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

      Loans — Loans are reported at their outstanding principal balance, net of charge-offs, and deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the related loan or commitment as an adjustment to yield, or taken directly into income when the related loan is sold or commitment expires.

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There were no interest rate contracts outstanding as of December 31, 2005 or 2004.

      Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

      The formula component is calculated by applying loss factors to outstanding loans by type. Loss factors are based on historical loss experience. New loan types, for which there has been no historical loss experience, as explained further below, is one of the considerations in determining the appropriateness of the unallocated component.

      The appropriateness of the unallocated component is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to these conditions is reflected in the unallocated component. Due to the inherent uncertainty in the process, management does not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits or portfolio segments.

      Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed.

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2005 and 2004. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examination.

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

      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2005 and 2004 did not indicate impairment of its goodwill or identified intangible assets.

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

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, certain officers and to all eligible employees. Effective January 1, 2002, the Company adopted prospectively the fair value recognition provisions for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”).” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Prior to 2002, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was recorded prior to 2002 as all employee options granted during those years had an exercise price equal to the market value of the underlying common stock on the dates of grant. Certain stock options under the Company’s plans vest over a five year period commencing one year from date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of 2003 and 2002 net income is less than that which would have been recognized if the fair value method had been applied to all stock options granted since the original

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective date of SFAS No. 123. Non-employee stock options are expensed as of the date of grant. The effects on 2005, 2004, and 2003 net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards were not significant.

      The fair value (present value of the estimated future benefit to the option holder) of each years’ option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2005, 2004 and 2003, respectively: dividend yields of 4.5 percent, 4.5 percent and 4.2 percent; average expected volatility of 5.8 percent, 6.9 percent, and 8.0 percent, average risk-free interest rates of 3.6 percent, 3.2 percent and 2.7 percent and expected average lives of 4.9 years, 5.0 years and 5.1 years. All option grants expire within 10 years of the date of grant. The weighted average fair value of options granted during 2005, 2004 and 2003, including the effects of 10 percent stock dividends declared in each year, was $0.78, $0.92 and $1.05, respectively.

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

      Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2005	2004	2003

Weighted average common shares:
Basic	8,117,890	8,043,138	7,904,476
Effect of stock options	223,556	161,621	181,029
Diluted	8,341,446	8,204,759	8,085,505

      In December 2005, 2004 and 2003, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

      Other-Than-Temporary Impairment of Investments — On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company intends to adopt this guidance on January 1, 2006, and does not expect any impact on its consolidated financial statements as a result of the adoption of this guidance.

      Other — Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2  Securities

	December 31,

	2005				2004

		Gross Unrealized				Gross Unrealized
	Amortized			Estimated	Amortized			Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

		(000’s)				(000’s)
Classified as Available for Sale
U.S. Treasuries and government agencies	$119,200	$1	$2,969	$116,232	$167,756	$19	$1,810	$165,965
Mortgage-backed securities	468,731	448	9,761	459,418	393,447	1,216	3,309	391,354
Obligations of state and political subdivisions	203,204	4,203	1,300	206,107	190,411	6,471	635	196,247
Other debt securities	27,906	179	246	27,839	29,245	272	304	29,213

Total debt securities	819,041	4,831	14,276	809,596	780,859	7,978	6,058	782,779
Mutual funds and other equity securities	24,159	609	491	24,277	21,056	639	221	21,474

Total	$843,200	$5,440	$14,767	$833,873	$801,915	$8,617	$6,279	$804,253

	December 31,

	2005				2004

		Gross				Gross
		Unrealized				Unrealized
	Amortized			Estimated	Amortized			Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

		(000’s)				(000’s)
Classified as Held to Maturity
Mortgage-backed securities	$44,990	$—	$499	$44,491	$65,739	$906	$31	$66,614
Obligations of state and political subdivisions	5,129	36	23	5,142	5,128	74	6	5,196

Total	$50,119	$36	$522	$49,633	$70,867	$980	$37	$71,810

      At December 31, 2005, securities having a stated value of approximately $488,330 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

      Gross proceeds from sales of securities available for sale were $50,032, $29,144 and $129,749 for 2005, 2004 and 2003, respectively. This resulted in gross losses of $1,158 and gross gains of $1,100 and $5,408 in 2005, 2004 and 2003 respectively. Applicable income taxes relating to such transactions were $(472), $396 and $1,992 in 2005, 2004 and 2003, respectively.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2005 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Classified as Available for Sale
U.S. Treasury and government agencies	$21,798	$198	$92,198	$2,771	$113,996	$2,969
Mortgage-backed securities	245,211	4,509	160,866	5,252	406,077	9,761
Obligations of states and political subdivisions	44,058	636	19,221	664	63,279	1,300
Other debt securities	—	—	17,274	246	17,274	246

Total debt securities	311,067	5,343	289,559	8,933	600,626	14,276
Mutual funds and other equity securities	2,528	4	20,116	487	22,644	491

Total temporarily impaired securities	$313,595	$5,347	309,675	$9,420	623,270	$14,767

	Duration of Unrealized Loss

	Less than 12 Months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Classified as Held to Maturity
Mortgage-backed securities	$43,548	$495	$943	$4	$44,491	$499
Obligations of states and political subdivisions	2,041	16	268	7	2,309	23

Total temporarily impaired securities	$45,589	$511	$1,211	$11	$46,800	$522

      The Company has the ability and intent to hold its securities to maturity or to recovery of cost. There have been no downgrades in credit ratings of securities in the Company’s portfolio, and all of the Company’s securities continue to be readily marketable. Based on these and other factors, the Company has concluded that the impairment in the market value of the above securities is primarily the result of changes in interest rates since the securities were acquired and is considered to be temporary in nature. There were 473 securities in the Company’s portfolio that were in a unrealized loss position at December 31, 2005.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturity of all debt securities held at December 31, 2005 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale

	Amortized	Fair
	Cost	Value

Contractual Maturity
Within 1 year	$36,485	$36,671
After 1 but within 5 years	107,564	105,927
After 5 but within 10 years	104,162	105,739
After 10 years	107,228	106,983
Mortgage-backed Securities	513,721	503,909

Total	$869,160	$859,229

3  Credit Commitments and Concentrations of Credit Risk

      The Company has outstanding, at any time, a significant number of commitments to extend credit and also provide financial guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees specify limits to the Company’s obligations. The amounts of those loan commitments and guarantees are set out in the following table. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.

	2005	2004
	Contract	Contract
	Amount	Amount

Credit commitments	$306,559	$228,944
Guarantees written	16,281	$6,503

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

      The Company’s policy is to require customers to provide collateral prior to the disbursement of approved loans. For loans and financial guarantees, the Company usually retains a security interest in the property or products financed or other collateral which provides repossession rights in the event of default by the customer.

      Concentrations of credit risk (whether on or off-balance-sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer or counterparty. A geographic concentration arises because the Company operates

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principally in Westchester County and Bronx County, New York. Loans and credit commitments collateralized by real estate including all loans where real estate is either primary or secondary collateral are as follows:

	Residential	Commercial
	Property	Property	Total

2005
Loans	$315,828	$584,065	$899,893
Credit commitments	100,520	127,457	227,977

	$416,348	$711,522	$1,127,870

2004
Loans	$332,554	$431,872	$764,426
Credit commitments	55,874	107,033	162,907

	$388,428	$538,905	$927,333

      The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to have no value. The Company has experienced little difficulty in accessing collateral when required.

4  Loans

      The loan portfolio is comprised of the following:

	December 31

	2005	2004

Real Estate:
Commercial	$220,384	$233,452
Construction	178,731	116,064
Residential	276,384	222,392
Commercial and industrial	316,907	277,013
Individuals	25,632	21,787
Lease financing	8,348	6,276

Total	1,026,386	876,984
Deferred loan fees	(3,042)	(2,687)
Allowance for loan losses	(13,525)	(11,801)

Loans, net	$1,009,819	$862,496

      The Company has established credit policies applicable to each type of lending activity in which it engages. The Bank evaluates the credit worthiness of each customer and extends credit based on credit history, ability to repay and market value of collateral. The customers’ credit worthiness is monitored on an ongoing basis. Additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are bank deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of payment to be based on the borrower’s ability to generate continuing cash flows.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the activity in the allowance for loan losses follows:

	December 31

	2005	2004	2003

Balance, beginning of year	$11,801	$11,441	$11,510
Add (deduct):
Provision for loan losses	2,059	473	437
Recoveries on loans previously charged-off	36	81	211
Charge-offs	(371)	(194)	(717)

Balance, end of year	$13,525	$11,801	$11,441

      The recorded investment in impaired loans at December 31, 2005 was $3,837 for which an allowance of $1,300 has been established. The recorded investment in impaired loans at December 31, 2004 was $2,301, for which an allowance of $1,309 had been established. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

      The average investment in impaired loans during 2005, 2004 and 2003 was $3,745, $2,664 and $5,077, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

      Non-accrual loans at December 31, 2005, 2004 and 2003 and related interest income are summarized as follows:

	2005	2004	2003

Amount	$3,837	$2,301	$2,913
Interest income recorded	—	—	—
Interest income that would have been recorded under the original contract terms	283	243	188

      Non-accrual loans at December 31, 2005 and 2004 include $3,837 and $2,301, respectively, of loans considered to be impaired under SFAS No. 114.

      There were no restructured loans at December 31, 2005, 2004 or 2003.

      Loans made directly or indirectly to employees, directors or principal shareholders were approximately $17,992 and $17,234 at December 31, 2005 and 2004, respectively. During 2005, new loans granted to these individuals totaled $10,029 and payments totaled $9,271.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5  Premises and Equipment

      A summary of premises and equipment follows:

	December 31

	2005	2004

Land	$1,139	$1,139
Buildings	11,386	11,247
Leasehold improvements	4,624	4,465
Furniture, fixtures and equipment	16,754	15,717
Automobiles	702	600

Total	34,605	33,168
Less accumulated depreciation and amortization	(21,014)	(19,101)

Premises and equipment, net	$13,591	$14,067

      Depreciation and amortization expense totaled $2,000 in 2005.

6	Goodwill and Other Intangible Assets

      In connection with the 2004 acquisition of A.R. Schmeidler & Co., Inc., the Company recorded customer relationship intangible assets of $2,470 and non-compete provision intangible assets of $516, which have amortization periods of 13 years and 7 years, respectively. Deferred tax benefits have been provided for the tax effect of temporary differences in the amortization periods of identified intangible assets for book and tax purposes. Also in connection with the acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. In December 2005, the Company made the first of these additional payments in the amount of $1,572. The deferred income tax effect related to goodwill deductible for tax purposes is included in net deferred tax assets in the Company’s Consolidated Balance Sheets. Goodwill and identified intangible assets are included in “Other Assets” in the Company’s Consolidated Balance Sheets.

      The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31, 2005 and 2004.

	2005		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer Relationships	$2,470	$237	$2,470	$47
Employment Related	516	92	516	18

Total	$2,986	$329	$2,986	$65

      Intangible assets amortization expense was $264 for 2005 and $65 for 2004. There was no intangible assets amortization in 2003. The annual intangible assets amortization expense is estimated to be approximately $264 in each of the five years subsequent to December 31, 2005.

      Goodwill totaled $6,064 and $4,492 at December 31, 2005 and 2004, respectively. The cumulative deferred income tax effect of goodwill deductible for tax purposes was $151 and $30 at December 31, 2005 and 2004, respectively. Intangible assets related to prior service costs in the Company’s benefit plans are presented in Note 11.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7	Deposits

      The following table presents a summary of deposits at December 31:

	(000’s)

	2005	2004

Demand deposits	$576,032	$512,790
Money Market accounts	421,720	364,778
Savings accounts	73,028	73,747
Time deposits of $100,000 or more	149,231	106,737
Time deposits of less than $100,000	57,217	62,780
Checking with interest	130,768	114,509

Total Deposits	$1,407,996	$1,235,341

      At December 31, 2005 and 2004, certificates of deposit and other time deposits of $100,000 or more totaled $149.2 million and $106.7 million, respectively. At December 31, such deposits classified by time remaining to maturity were as follows:

	(000’s)

	2005	2004

3 months or less	$115,098	$80,757
Over 3 months through 6 months	20,496	11,768
Over 6 months through 12 months	13,637	14,212
Over 12 months	—	—

Total	$149,231	$106,737

8  Borrowings

      Borrowings with original maturities of one year or less totaled $172,115 and $164,472 at December 31, 2005 and 2004, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase of $171,463 and $152,722 and note options on Treasury, tax and loan of $652 and $750 at December 31, 2005 and 2004, respectively, and overnight borrowings of $11,000 at December 31, 2004. Other borrowings totaled $263,097 and $263,121 at December 31, 2005 and 2004, respectively, consisting of borrowings from FHLB with initial stated maturities of five or ten years and one to four year call options.

      The borrowings from FHLB mature beginning in 2008 through 2015. The FHLB has the right to call $242.8 million of such borrowings beginning in 2006 and quarterly thereafter.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Interest expense on all borrowings totaled $16,436, $12,611 and $10,773 in 2005, 2004 and 2003, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

	2005	2004	2003

Average balance:
Short-term	$170,072	$181,870	$156,989
Other Borrowings	263,108	231,014	188,159
Weighted average interest rate:
Short-term	2.9%	1.2%	1.1%
Other Borrowings	4.4	4.5	4.8
Maximum month-end outstanding amount:
Short-term	$200,423	$216,920	$198,436
Other Borrowings	263,119	263,125	188,169

      As of December 31, 2005 and 2004, these borrowings were collateralized by loans and securities with an estimated fair value of $482,032 and $474,040, respectively.

      At December 31, 2005, the Company had available unused short-term lines of credit of $200 million from a large New York based investment banking firm, $200 million from the FHLB and $80 million from correspondent banks. In addition, the Company had $110 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

9  Income Taxes

      A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31

	2005		2004		2003

Income tax at statutory rate	$16,444	35.0%	$14,339	35.0%	$12,587	35.0%
State income tax, net of Federal benefit	2,529	5.3	2,068	5.1	1,923	5.4
Tax-exempt interest income	(2,918)	(6.2)	(2,944)	(7.2)	(2,730)	(7.6)
Non-deductible expenses and other	(17)	—	(33)	(0.1)	(25)	(0.1)

Provision for income taxes	$16,038	34.1%	$13,430	32.8%	$11,755	32.7%

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31

	2005	2004	2003

Federal:
Current	$12,823	$10,574	$9,622
Deferred	(650)	(31)	(112)
State and Local:
Current	4,037	2,903	2,240
Deferred	(172)	(16)	5

Total	$16,038	$13,430	$11,755

      The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2005		December 31, 2004

	Asset	Liability	Asset	Liability

Allowance for loan losses	$5,510		$4,744
Supplemental pension benefit	2,197		1,929
Minimum pension liability	471		645
Deferred compensation	639		693
Securities available for sale	3,740			$1,016
Interest on non-accrual loans	204		194
SFAS 123 compensation cost		$267	91
Depreciation	93			188
Other	—	551	—	460

	$12,854	$818	$8,296	$1,664

      In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The New York State Department of Taxation and Finance has completed audits of the Company’s New York State corporation tax returns for the years 1996 through 2004. The Company has reached a tentative agreement with New York State on all open issues for tax years 1996 through 2004, and does not believe the final resolution of this matter will have a significant impact on its financial position or results of operations.

10  Stockholders’ Equity and Stock Options

      The Company and HVB are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HVB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and HVB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Management believes, as of December 31, 2005, that both the Company and HVB meet all capital adequacy requirements to which they are subject.

      The following summarizes the capital requirements and capital position at December 31, 2005 and 2004:

					Minimum
					To Be Well
			Minimum For		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision

HVB Only	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total Capital (To Risk Weighted Assets)	$179,852	14.9%	$96,355	8.0%	$120,444	10.0%
Tier 1 Capital (To Risk Weighted Assets)	166,327	13.8	48,177	4.0	72,266	6.0
Tier 1 Capital (To Average Assets)	166,327	8.3	80,194	4.0	100,243	5.0
As of December 31, 2004:
Total Capital (To Risk Weighted Assets)	$161,397	15.5%	$83,214	8.0%	$104,017	10.0%
Tier 1 Capital (To Risk Weighted Assets)	149,596	14.4	41,607	4.0	62,410	6.0
Tier 1 Capital (To Average Assets)	149,596	8.1	73,578	4.0	91,972	5.0

			Minimum For
			Capital
	Actual		Adequacy Purposes

Consolidated	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total Capital (To Risk Weighted Assets)	$180,074	14.9%	$96,400	8.0%
Tier 1 Capital (To Risk Weighted Assets)	166,549	13.8	48,200	4.0
Tier 1 Capital (To Average Assets)	166,549	8.3	80,228	4.0
As of December 31, 2004:
Total Capital (To Risk Weighted Assets)	$162,538	15.6%	$83,200	8.0%
Tier 1 Capital (To Risk Weighted Assets)	150,737	14.5	41,600	4.0
Tier 1 Capital (To Average Assets)	150,737	8.2	73,615	4.0

      As of December 31, 2005, the most recent notification from the FDIC categorized HVB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Stock Dividend

      In December 2005 and 2004 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

Stock Options

      The Company has stock option plans that provide for the granting of options to directors, certain officers, and to all eligible employees. Options to purchase 773,868 shares of common stock were outstanding at December 31, 2005 under all plans. The stock options are exercisable at prices that approximate the market value of the Company’s stock at dates of grant. Certain options become exercisable in up to five annual installments, commencing one year from date of grant. Other options become exercisable in their entirety, upon completion of 5 years of service. Options have a maximum duration of 10 years.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option transactions under the Plans were as follows:

	Shares	Weighted
	Underlying	Average Exercise
Outstanding Options	Options	Price Per Share

As of January 1, 2003	619,286	18.05
Granted	211,340	27.48
Cancelled or expired	(7,232)	25.24
Exercised	(224,429)	17.44

As of December 31, 2003	598,965	21.52
Granted	306,843	30.55
Cancelled or expired	(5,605)	27.62
Exercised	(162,201)	22.96

As of December 31, 2004	738,002	24.91
Granted	230,695	33.57
Cancelled or expired	(38,313)	30.15
Exercised	(156,516)	26.68

As of December 31, 2005	773,868	26.87
Exercisable as of December 31, 2005	502,352	24.29
Available for future grant	237,566

      The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2005:

				Weighted Average

			Number of	Remaining	Exercise
	Exercise Price Range		Options	Life (yrs)	Price

	$9.41	$22.86	200,486	3.9	$17.99
	$23.68	$30.21	306,905	7.0	$27.26
	$30.26	$41.14	266,477	8.9	$33.10

Total Options Outstanding	$9.41	$41.14	773,868	6.9	$26.87
Exercisable	$9.41	$41.14	502,352	6.0	$24.29
Not Exercisable	$20.99	$41.14	271,516	8.4	$31.65

11  Benefit Plans

      The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations include 5 percent of each participant’s earnings during the year. Pension costs charged to other operating expenses totaled approximately $694, $478 and $556 in 2005, 2004 and 2003, respectively.

      The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Company matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $113, $100 and $85 in 2005, 2004 and 2003, respectively.

      The Company does not offer its own stock as an investment to participants of the Employees’ Savings Plan. The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s Stock.

      Additional retirement benefits are provided to certain officers and directors of HVB pursuant to supplemental plans. Costs for the supplemental pension plans totaled $1,140, $1,019 and $1,067 in 2005, 2004 and 2003, respectively. The Company records an additional minimum pension liability to the extent that its accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in other comprehensive income net of related tax benefits. The estimated contribution expected to be paid to these plans in 2006 is $513.

      The following tables set forth the status of the Company’s plans as of December 31:

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$7,699	$7,537
Service cost	262	223
Interest cost	479	452
Amendments	247	8
Actuarial (gain) loss	145	(8)
Benefits paid	(522)	(513)

Benefit obligation at end of year	8,310	7,699

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on assets	—	—
Employer contributions	522	513
Benefits paid	(522)	(513)

Fair value of plan assets at end of year	—	—

Funded status	(8,310)	(7,699)
Unrecognized transition obligation	108	46
Unrecognized prior service cost	428	463
Unrecognized net loss	2,283	2,316

Accrued benefit cost	(5,491)	(4,874)

Weighted average assumptions:
Discount rate	6.25%	6.25%
Expected return on plan assets	—	—
Rate of compensation increase	5.00%	5.00%
Components of net periodic benefit cost:
Service cost	$262	$223
Interest cost	479	452
Expected return on plan assets	—	—
Amortization of transition obligation	73	91
Amortization of prior service cost	147	139
Amortization of net loss	179	114

Net periodic benefit cost	$1,140	$1,019

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Set forth below is a summary of the amounts reflected in the Company’s balance sheets as of December 31:

	2005	2004

Accrued benefit liability	$(7,186)	$(6,978)
Intangible asset	536	509
Accumulated other comprehensive income (pre-tax net reduction in equity)	1,159	1,595

Accrued benefit cost	$(5,491)	$(4,874)

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension
Benefits

2006	$513
2007	513
2008	579
2009	613
2010	752
Years 2011-2015	4,754

12  Commitments, Contingent Liabilities and Other Disclosures

      The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year ending December 31,

2006	$1,998
2007	1,132
2008	1,045
2009	978
2010	944
Thereafter	4,638

Total minimum future rentals	$10,735

      Rent expense for premises and equipment was approximately $1,597, $1,207 and $987 in 2005, 2004 and 2003, respectively.

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

Cash Reserve Requirements

      HVB is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $3,053 at December 31, 2005 and $2,106 at December 31, 2004.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restrictions on Funds Transfers

      There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under federal law, the approval of the primary regulator is required if dividends declared by a bank in any year exceed the net profits of that year, as defined, combined with the retained net profits for the two preceding years.

13  Segment Information

      The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

      General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, primarily the counties of Westchester and Bronx, New York. For the years ended December 31, 2005, 2004 and 2003, there is no customer that accounted for more than 10% of the Company’s revenue.

14  Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2005 and 2004 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

	December 31

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Assets:
Financial assets for which carrying value approximates fair value	$65.1	$65.1	$38.1	$38.1
Securities, FHLB stock and accrued interest	903.2	902.7	895.1	896.0
Loans and accrued interest	1,029.3	1,024.0	878.5	891.9
Liabilities:
Deposits with no stated maturity and accrued interest	1,202.2	1,202.2	1,066.0	1,066.0
Time deposits and accrued interest	206.9	207.5	169.7	170.00
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	172.8	172.8	164.8	164.8
Other borrowings and accrued interest	264.4	262.3	264.3	256.7
Financial liabilities for which carrying value approximates fair value	—	—	0.5	0.5

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

15  Condensed Financial Information of Hudson Valley Holding Corp.

(Parent Company Only)

Condensed Balance Sheets

December 31, 2005 and 2004
Dollars in thousands

	2005	2004

Assets
Cash	$95	$825
Investment in subsidiary	169,208	158,145
Equity securities	1,270	1,294

Total Assets	$170,573	$160,264

Liabilities and Stockholders’ Equity
Other liabilities	$784	$602
Stockholders’ equity	169,789	159,662

Total Liabilities and Stockholders’ Equity	$170,573	$160,264

Condensed Statements of Income

For the years ended December 31, 2005, 2004 and 2003
Dollars in thousands

	2005	2004	2003

Dividends from the Bank	$14,255	$10,105	$8,706
Dividends from equity securities	50	39	40
Other income	3	6	—
Operating expenses	506	162	181

Income before equity in undistributed earnings in the Bank	13,802	9,988	8,565
Equity in undistributed earnings of the Bank	17,143	17,552	15,642

Net Income	$30,945	$27,540	$24,207

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003
Dollars in thousands

	2005	2004	2003

Operating Activities:
Net income	$30,945	$27,540	$24,207
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(17,143)	(17,552)	(15,642)
(Decrease) increase in other liabilities	195	48	(198)
Other changes, net	(3)	(5)	—

Net cash (used in) provided by operating activities	13,994	10,031	8,367

Investing Activities:
Proceeds from sales of equity securities	3	11	—
Purchase of equity securities	(6)	(84)	(6)

Net cash used in investing activities	(3)	(73)	(6)

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	4,458	4,252	4,758
Purchase of treasury stock	(5,492)	(1,854)	(3,833)
Cash dividends paid	(13,687)	(11,533)	(9,533)

Net cash used in financing activities	(14,721)	(9,135)	(8,608)

Increase (decrease) in Cash and Due from Banks	(730)	823	(247)
Cash and due from banks, beginning of year	825	2	249

Cash and due from banks, end of year	$95	$825	$2

16  Subsequent Event

      Effective January 1, 2006, the Company acquired New York National Bank, N.A., (“NYNB, N.A.”), a national banking association with approximately $130 million of total assets, which operates five branch locations in Manhattan, New York and the Bronx, New York. As part of the acquisition, the Company converted NYNB, N.A. to a New York State chartered banking institution which will operate as a separate wholly-owned subsidiary of the Company under the name “NYNB Bank.” Management believes that the acquisition will serve to support the Company’s ongoing strategy to expand its presence in the Manhattan and Bronx markets. Pro-forma effects of this acquisition are not presented herein as it is not deemed a “significant subsidiary” as defined by Regulation S-X of the Securities and Exchange Commission.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.     CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2005, there has not been any change that has effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

      Not applicable.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

      The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Balance Sheets at December 31, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

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

11	Statements re: Computation of Per Share Earnings(7)
21	Subsidiaries of the Company(7)
23	Consents of Experts and Counsel(7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

 *  Management compensation plan

(1)	Incorporated herein by reference in this document to the Registration Statement on Form 10 initially filed on May 1, 2000

(2)	Incorporated herein by reference in this document to Appendix A and Exhibit A to Appendix A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders

(3)	Incorporated herein by reference in this document to the Form 10-Q filed on May 10, 2004

(4)	Incorporated herein by reference in this document to the Form 8-K filed on June 30, 2004

(5)	Incorporated herein by reference in this document to the Form 8-K filed on December 27, 2004

(6)	Incorporated herein by reference in this document to the Form 10-K filed on March 11, 2005

(7)	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 13, 2006

By:	/s/ JAMES J. LANDY

James J. Landy
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2006 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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