Form 10-Q
period 2006-03-31
HUDSON VALLEY HOLDING CORP
filed 2006-05-10
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006
Commission File No. 030525

HUDSON VALLEY HOLDING CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21 Scarsdale Road, Yonkers, NY 10707
(Address of principal executive office with zip code)
914-961-6100
(Registrant’s telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☒
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 1, 2006

Common stock, par value $0.20 per share	8,139,732

PART 1 — FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements
HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	March 31,

	2006	2005

Interest Income:
Loans, including fees	$21,837	$15,939
Securities:
Taxable	8,350	6,845
Exempt from Federal income taxes	2,305	2,182
Federal funds sold	257	77
Deposits in banks	33	15

Total interest income	32,782	25,058

Interest Expense:
Deposits	3,805	1,586
Securities sold under repurchase agreements and other short-term borrowings	2,067	945
Other borrowings	2,907	2,836

Total interest expense	8,779	5,367

Net Interest Income	24,003	19,691
Provision for loan losses	477	488

Net interest income after provision for loan losses	23,526	19,203

Non Interest Income:
Service charges	1,348	940
Investment advisory fees	1,540	1,061
Realized (loss) gain on security transactions, net	(225)	3
Other income	455	207

Total non interest income	3,118	2,211

Non Interest Expense:
Salaries and employee benefits	8,143	6,060
Occupancy	1,516	905
Professional services	1,402	1,005
Equipment	681	524
Business development	613	470
FDIC assessment	99	46
Other operating expenses	2,556	1,543

Total non interest expense	15,010	10,553

Income Before Income Taxes	11,634	10,861
Income Taxes	3,925	3,522

Net Income	$7,709	$7,339

Basic Earnings Per Common Share	$0.95	$0.91
Diluted Earnings Per Common Share	0.92	0.89
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,

	2006	2005

Net Income	$7,709	$7,339
Other comprehensive loss, net of tax:
Unrealized holding loss on securities available for sale arising during the period	(6,879)	(9,632)
Income tax effect	2,822	3,969

	(4,057)	(5,663)

Reclassification adjustment for net loss (gain) realized on securities available for sale	225	(3)
Income tax effect	(91)	1

	134	(2)

Unrealized holding loss on securities, net	(3,923)	(5,665)

Minimum pension liability adjustment	(5)	109
Income tax effect	3	(44)

	(2)	65

Other comprehensive loss	(3,925)	(5,600)

Comprehensive income	$3,784	$1,739

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except per share and share amounts

	March 31,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$50,800	$47,776
Federal funds sold	47,644	17,329
Securities available for sale, at estimated fair value (amortized cost of $888,792 in 2006 and $843,200 in 2005)	872,811	833,873
Securities held to maturity, at amortized cost (estimated fair value of $45,929 in 2006 and $49,633 in 2005)	47,025	50,119
Federal Home Loan Bank of New York (FHLB) Stock	15,471	13,672
Loans (net of allowance for loan losses of $15,467 in 2006 and $13,525 in 2005)	1,086,685	1,009,819
Accrued interest and other receivables	14,630	12,625
Premises and equipment, net	21,985	13,591
Deferred income taxes, net	12,466	12,036
Other assets	28,156	21,881

TOTAL ASSETS	$2,197,673	$2,032,721

LIABILITIES
Deposits:
Non interest-bearing	$623,436	$576,032
Interest-bearing	892,021	831,964

Total deposits	1,515,457	1,407,996
Securities sold under repurchase agreements and other short-term borrowings	227,888	172,115
Other borrowings	264,391	263,097
Accrued interest and other liabilities	20,541	19,724

TOTAL LIABILITIES	2,028,277	1,862,932

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 8,144,139 and 8,138,752 shares in 2006 and 2005, respectively	1,864	1,856
Additional paid-in capital	208,681	207,372
Retained earnings	5,306	1,431
Accumulated other comprehensive loss, net	(10,209)	(6,282)
Treasury stock, at cost; 1,175,958 and 1,142,699 shares in 2006 and 2005, respectively	(36,246)	(34,588)

Total stockholders’ equity	169,396	169,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,197,673	$2,032,721

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2006 and 2005
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2006	8,138,752	$1,856	$(34,588)	$207,372	$1,431	$(6,282)	$169,789
Net income					7,709		7,709
Exercise of stock options	38,646	8		1,309			1,317
Purchase of treasury stock	(33,259)		(1,658)				(1,658)
Cash dividend					(3,834)		(3,834)
Minimum pension liability adjustment						(3)	(3)
Net unrealized loss on securities available for sale						(3,924)	(3,924)

Balance at March 31, 2006	8,144,139	$1,864	$(36,246)	$208,681	$5,306	$(10,209)	$169,396

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2005	7,359,160	$1,680	$(29,313)	$185,438	$1,492	$365	$159,662
Net income					7,339		7,339
Exercise of stock options	23,052	4		689			693
Purchase of treasury stock	(30,004)		(1,273)				(1,273)
Sale of treasury stock	666		19	9			28
Cash dividend					(3,242)		(3,242)
Minimum pension liability adjustment						65	65
Net unrealized loss on securities available for sale						(5,665)	(5,665)

Balance at March 31, 2005	7,352,874	$1,684	$(30,567)	$186,136	$5,589	$(5,235)	$157,607

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,

	2006	2005

Operating Activities:
Net income	$7,709	$7,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	477	488
Depreciation and amortization	649	465
Realized loss (gain) on security transactions, net	225	(3)
Amortization of premiums on securities, net	253	721
Stock option expense	281	99
Deferred taxes (benefit)	2,304	(314)
Increase in deferred loan fees, net	143	151
Increase in accrued interest and other receivables	(2,005)	(450)
(Decrease) increase in other assets	(6,275)	10
Increase (decrease) in accrued interest and other liabilities	817	(1,000)
Other changes, net	(8)	110

Net cash provided by operating activities	4,570	7,616

Investing Activities:
Net (increase) decrease in Federal funds sold	(30,315)	136
Increase in FHLB stock	(1,799)	(950)
Proceeds from maturities and paydowns of securities available for sale	44,531	29,650
Proceeds from maturities and paydowns of securities held to maturity	3,123	3,702
Proceeds from sales of securities available for sale	45,637	—
Purchases of securities available for sale	(136,266)	(58,473)
Net increase in loans	(77,486)	(33,900)
Net purchases of premises and equipment	(9,043)	(359)

Net cash used in investing activities	(161,618)	(60,194)

Financing Activities:
Net increase in deposits	107,461	62,758
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	55,773	(2,965)
Proceeds from other borrowings	7,550	—
Repayment of other borrowings	(6,256)	(6)
Proceeds from issuance of common stock	847	570
Excess tax benefit related to stock options	189	24
Proceeds from sale of treasury stock	—	28
Acquisition of treasury stock	(1,658)	(1,273)
Cash dividends paid	(3,834)	(3,242)

Net cash provided by financing activities	160,072	55,894

Increase in Cash and Due from Banks	3,024	3,316
Cash and due from banks, beginning of period	47,776	32,428

Cash and due from banks, end of period	$50,800	$35,744

Supplemental Disclosures:
Interest paid	$8,474	$5,166
Income tax payments	4,893	3,564
Change in unrealized loss on securities available for sale — net of tax	(3,923)	(5,665)
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
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
2.  Summary of Significant Accounting Policies
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2006 and the results of its operations, comprehensive income, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2006 and 2005. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year.
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
      These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2005 and notes thereto.
      Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, consumer installment and other loans.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2006. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

      Income Recognition on Loans — Interest on loans is accrued monthly. Net loan origination and commitment fees are deferred and recognized as an adjustment of yield over the lives of the related loans. Loans, including impaired loans, are placed on a non-accrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, in accordance with management’s judgment as to the collectability of principal. Loans can be returned to accruing status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms, and when, in management’s opinion, they are estimated to be fully collectible.
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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2005 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the three month period ended March 31, 2006 which would have required additional impairment evaluations.
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
      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire ten years from the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 6 herein for additional discussion.

3.     Goodwill and Other Intangible Assets
      In connection with the fourth quarter 2004 acquisition of A.R. Schmeidler & Co., Inc., the Company recorded customer relationship intangible assets of $2,470 and non-compete provision intangible assets of $516, which have amortization periods of 13 years and 7 years, respectively. Deferred tax benefits have been provided for the tax effect of temporary differences in the amortization periods of identified intangible assets for book and tax purposes. Also in connection with this acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. In December 2005, the Company made the first of these additional payments in the amount of $1,572.
      In connection with the acquisition of NYNB on January 1, 2006, the Company recorded a deposit premium intangible asset of $3,907 which has an amortization period of 7 years. The deferred tax liability related to this asset was also recorded as NYNB was acquired in a tax-free stock purchase transaction. Also in connection with this acquisition, the Company recorded $1,455 of goodwill.
      The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deposit Premium	$3,907	$139	—	—
Customer Relationships	2,470	285	$2,470	$237
Employment Related	516	111	516	92

Total	$6,893	$535	$2,986	$329

      Goodwill totaled $7,519 and $6,064 at March 31, 2006 and December 31, 2005, respectively. Goodwill and other intangible assets are included in “Other assets” in the Company’s Consolidated Balance Sheets. The deferred income tax effects related to goodwill deductible for tax purposes and timing differences between the book and tax bases of identified intangible assets are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.
      Intangible assets amortization expense was $206 and $65, respectively, for the three month periods ended March 31, 2006 and 2005. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the five years subsequent to December 31, 2005.

4.  Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,

	2006	2005

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$7,709	$7,339
Denominator:
Denominator for basic earnings per common share — weighted average shares	8,145,310	8,097,510
Effect of dilutive securities:
Stock options	237,445	166,756

Denominator for diluted earnings per common share — adjusted weighted average shares	8,382,755	8,264,266
Basic earnings per common share	$0.95	$0.91
Diluted earnings per common share	0.92	0.89
Dividends declared per share	0.47	0.36
      In December 2005, the Company declared a 10% stock dividend. Share and per share amounts for 2005 have been retroactively restated to reflect the issuance of the additional shares.
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

	Three Months
	Ended
	March 31,

	2006	2005

Service cost	$77	$65
Interest cost	131	120
Amortization of transition obligation	13	18
Amortization of prior service cost	37	37
Amortization of net loss	52	45

Net periodic pension cost	$310	$285

      The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2005 Annual Report on Form 10-K that it expected to contribute $513 to the unfunded defined benefit plans during 2006. For the three month period ended March 31, 2006, the Company contributed $128 to these plans.

6.	Stock-Based Compensation
      The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire ten years from the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. From January 1, 2002 through the adoption of SFAS 123R, the Company followed the fair value recognition provisions for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). Therefore, the Company has utilized fair value recognition provisions for measurement of cost related to share-based transactions since 2002. Non-employee stock options are expensed as of the date of grant.
      The following table summarizes stock option activity for the three month period ended March 31, 2006:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value(1)	Contractual
	Shares	Price	($000’s)	Term(Yrs.)

Outstanding at December 31, 2005	773,868	$26.87
Granted at fair value	171,280	42.00
Exercised	(38,646)	21.90
Forfeited or Expired	(1,027)	36.09

Outstanding at March 31, 2006	905,475	29.94	$11,603	7.28

Exercisable at March 31, 2006	598,808	27.48	9,143	4.33

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on changes in the market value of the Company’s stock.
      The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the three month periods ended March 31, 2006 and 2005.

	Three months ended
	March 31,

	2006	2005

Weighted average assumptions:
Dividend yield	4.4%	4.8%
Expected volatility	9.6%	3.6%
Risk-free interest rate	4.3%	3.6%
Expected lives	5.1	4.8
      The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.
      The weighted average fair values of options granted during the three month periods ended March 31, 2006 and 2005 were $2.60 per share and $0.72 per share, respectively. Net compensation expense of $281 and $91 related to the Company’s stock option plans was included in net income for the three month periods ended March 31, 2006 and 2005, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $429 at March 31, 2006. This expense is expected to be recognized over a weighted-average period of 2.2 years. The total tax benefit related thereto was $81 and $24 for the three month periods ended March 31, 2006 and 2005, respectively.
      The following table presents a summary status of the Company’s non-vested options as of March 31, 2006, and changes during the three month period ended March 31, 2006:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2005	271,516	$32.82
Granted	84,780	44.66
Vested	(48,602)	31.30
Forfeited or Expired	(1,027)	37.96

Non-vested at March 31, 2006	306,667	36.32

7.  Recent Acquisition
      Effective January 1, 2006, the Company acquired NYNB (formerly known as New York National Bank) which it operates as a New York State chartered commercial bank with five branch locations in the Bronx and Manhattan boroughs of New York City. The Company acquired NYNB in a tax free stock purchase transaction for approximately $13.5 million in cash. At the time of the acquisition, including the effects of purchase accounting, NYNB had total assets of $136.5 million, net loans of $59.9 million and total deposits of $117.7 million.
8.  Recent Accounting Pronouncements
      Accounting Changes and Error Corrections — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154.”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 by the Company as of January 1, 2006 did not have any impact on the Company’s consolidated financial statements.
      Other-Than-Temporary Impairment of Investments — On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of this guidance on January 1, 2006 did not have any impact on its consolidated financial statements.
      Other — Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2006 and December 31, 2005, and consolidated results of operations for the three month periods ended March 31, 2006 and March 31, 2005. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank and its subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and NYNB Bank and its subsidiary 369 East 149th Street Corp. (collectively “NYNB”). NYNB Bank was acquired by the Company effective January 1, 2006 and its financial condition and results of operations are included as of and for the three month period ended March 31, 2006. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2005 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis
      This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2005 Annual Report on Form 10-K.
      The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and portions of New York City. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. The Company’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of net interest income to changes in interest rates.
      Effective January 1, 2006, the Company acquired NYNB (formerly known as New York National Bank) which it operates as a New York State chartered commercial bank with five branch locations in the Bronx and Manhattan boroughs of New York City. The Company acquired NYNB in a tax free stock purchase transaction for approximately $13.5 million. At the time of the acquisition, including the effects of purchase accounting, NYNB had total assets of $136.5 million, net loans of $59.9 million and total deposits of $117.7 million.
      Net income for the three month period ended March 31, 2006 was $7.7 million or $0.92 per diluted share, an increase of $0.4 million or 5.5 percent compared to $7.3 million or $0.89 per diluted share for the three month period ended March 31, 2005. The Company achieved substantial growth in both its core businesses of loans and deposits during the three month period ended March 31, 2006, primarily as a result of the acquisition of NYNB and the addition of new customers, partially offset by seasonal declines in certain deposits consistent with activity experienced in prior years. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at March 31, 2006 had approximately $915 million in assets under management as compared to approximately $600 million at March 31, 2005.
      Interest rates, particularly short-term interest rates, continued to rise gradually throughout 2005 and into the first quarter of 2006. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, has not been accompanied with similar increases in longer term interest rates resulting in a flattening of the yield curve. This condition has put downward pressure on the Company’s net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.

      As a result of the effects of the rise in short-term interest rates, growth in the Company’s core businesses of loans and deposits and the acquisition of NYNB, tax equivalent basis net interest income increased by $4.3 million or 20.6 percent to $25.2 million for the three month period ended March 31, 2006, compared to $20.9 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.2 million for both three month periods ended March 31, 2006 and 2005, respectively.
      Non interest income, excluding securities net gains and losses, was $3.3 million for the three month period ended March 31, 2006, an increase of $1.1 million or 50.0 percent compared to $2.2 million for the same period in the prior year. The increase was primarily due to growth in the investment advisory fee income of A.R. Schmeidler & Co., Inc. and also reflects growth in deposit activity and other service fees and increases in scheduled fees.
      Non interest expense was $15.0 million for the three month period ended March 31, 2006, an increase of $4.4 million or 41.5 percent compared to $10.6 million for the same period in the prior year. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, including approximately $2.1 million due to the addition of the operating expenses of NYNB and certain nonrecurring expenses related to the acquisition and operational integration of NYNB.
      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at March 31, 2006 reflects minimal near term interest rate risk with the Company’s net interest income decreasing slightly if rates rise or fall.
      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.
      The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Company, HVB and NYNB exceeded all current regulatory capital requirements and were in the “well-capitalized” category at March 31, 2006. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2006. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.
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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2005 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the three month period ended March 31, 2006 which would have required additional impairment evaluations.
Results of Operations for the Three Month Periods Ended March 31, 2006 and March 31, 2005

Summary of Results
      The Company reported net income of $7.7 million for the three month period ended March 31, 2006, an increase of $0.4 million or 5.0 percent compared to $7.3 million reported for the same period in the prior year. The increases in net income in the current year period compared to the prior year period resulted from higher net interest income, higher non interest income and a slightly lower provision for loan losses, partially offset by higher non interest expenses and higher income taxes. In addition the three month period ended March 31, 2006 included $0.2 million pretax losses on sales of $45.6 million of securities available for sale, conducted as part of the Company’s ongoing asset/liability management efforts.
      Diluted earnings per share were $0.92 for the three month period ended March 31, 2006, an increase of $0.03 or 3.4 percent compared to $0.89 reported for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 17.4 percent and 1.4 percent, respectively, for the three month period ended March 31, 2006, compared to 18.2 percent and 1.6 percent, respectively, for the same period in the prior year.

  Average Balances and Interest Rates
      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2006 and March 31, 2005, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2006 and 2005.

	Three Months Ended March 31,

	2006			2005

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$2,344	$33	5.63%	$2,757	$15	2.18%
Federal funds sold	23,842	257	4.31	10,660	77	2.89
Securities:(1)
Taxable	737,210	8,350	4.53	699,442	6,845	3.91
Exempt from federal income taxes	210,818	3,546	6.73	196,563	3,357	6.83
Loans, net(2)	1,075,186	21,837	8.12	880,398	15,939	7.24

Total interest earning assets	2,049,400	34,023	6.64	1,789,820	26,233	5.86

Non interest earning assets:
Cash and due from banks	47,523			41,535
Other assets	75,553			50,493

Total non interest earning assets	123,076			92,028

Total assets	$2,172,476			$1,881,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$424,357	$1,709	1.61%	$349,196	$683	0.78%
Savings	100,446	162	0.65	72,509	77	0.42
Time	242,372	1,669	2.75	190,283	745	1.57
Checking with interest	142,726	265	0.74	122,947	81	0.26
Securities sold under repurchase agreements and other short-term borrowings	203,667	2,067	4.06	174,485	945	2.17
Other borrowings	264,324	2,907	4.40	263,117	2,836	4.31

Total interest bearing liabilities	1,377,892	8,779	2.55	1,172,537	5,367	1.83

Non interest bearing liabilities:
Demand deposits	586,962			530,066
Other liabilities	30,018			18,343

Total non interest bearing liabilities	616,980			548,409

Stockholders’ equity(1)	177,604			160,902

Total liabilities and stockholders’ equity(1)	$2,172,476			$1,881,848

Net interest earnings		$25,244			$20,866

Net yield on interest earning assets			4.93%			4.66%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,241 and $1,175 for the three month periods ended March 31, 2006 and March 31, 2005, respectively.

     Interest Differential
      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2006 and March 31, 2005.

	(000’s)

	Three Month Period Increase
	(Decrease) Due to Change in

	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$(2)	$20	$18
Federal funds sold	95	85	180
Securities:
Taxable	370	1,135	1,505
Exempt from federal income taxes(2)	243	(54)	189
Loans, net	3,527	2,371	5,898

Total interest income	4,233	3,557	7,790

Interest expense:
Deposits:
Money market	147	879	1,026
Savings	30	55	85
Time	204	720	924
Checking with interest	13	171	184
Securities sold under repurchase agreements and other short-term borrowings	158	964	1,122
Other borrowings	13	58	71

Total interest expense	565	2,847	3,412

Increase in interest differential	$3,668	$710	$4,378

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2006 and 2005.
  Net Interest Income
      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three month period ended March 31, 2006, net interest income, on a tax equivalent basis, increased $4.3 million or 21.0 percent to $25.2 million compared to $20.9 million for the same period in the prior year. Net interest income for the three month period ended March 31, 2006 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $54.2 million or 8.8 percent to $671.5 million compared to $617.3 million for the same period in the prior year, and an increase in the tax equivalent basis net interest margin to 4.93% for the three month period ended March 31, 2006 from 4.66% for the same period in the prior year.
      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $7.8 million or 29.8 percent to $34.0 million for the three month period ended March 31, 2006, compared to $26.2 million for the same period in the prior year. Average interest earning assets increased $259.6 million or 14.5 percent to $2,049.4 million for the three month period ended March 31, 2006, compared to $1,789.8 million for the same period in the prior year. Volume increases in federal funds sold, taxable and tax-exempt securities and loans and generally higher interest rates, partially offset by a slight volume decrease in interest bearing deposits contributed to the higher interest income in the three month period ended March 31, 2006 compared to the same period in the prior year.
      Average total securities, excluding average net unrealized losses on available for sale securities, increased by $52.0 million or 5.8 percent to $948.0 million for the three period ended March 31, 2006, compared to

$896.0 million for the same period in the prior year. The increase in average total securities in the three month period ended March 31, 2006, compared to the same period in the prior year, resulted primarily from the acquisition of NYNB. The average yield on securities was higher for the three month period ended March 31, 2006 compared to the same period in the prior year. Average tax equivalent basis yield on securities for the three month period ended March 31, 2006 was 5.02 percent, compared to 4.55 percent for the same period in the prior year. As a result, tax equivalent basis interest income from securities was higher for the three month period ended March 31, 2006, compared to the same period in the prior year, due to higher volume and higher interest rates.
      Average net loans increased $194.8 million or 22.1 percent to $1,075.2 million for the three month period ended March 31, 2006, compared to $880.4 million for the same period in the prior year. The increase in average net loans reflects the Company’s continuing emphasis on making new loans, expansion of loan production facilities and more effective market penetration, including the acquisition of NYNB. The average yield on loans was 8.12 percent for the three month period ended March 31, 2006 compared to 7.24 percent for the same period in the prior year. As a result, interest income on loans was higher for the three month period ended March 31, 2006, compared to the same period in the prior year, due to higher volume and higher interest rates.
      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $3.4 million or 63.6 percent to $8.8 million for the three month period ended March 31, 2006, compared to $5.4 million for the same period in the prior year. Average interest bearing liabilities increased $205.4 million or 17.5 percent to $1,377.9 million for the three month period ended March 31, 2006, compared to $1,172.5 million for the same period in the prior year. The increase in average interest bearing liabilities for the three month period ended March 31, 2006, compared to the same period in the prior year, resulted from volume increases in money market deposits, checking with interest, savings deposits, time deposits, securities sold under agreements to repurchase, other short term borrowings and borrowed funds. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches as well as increases arising from the acquisition of NYNB. The increase in average borrowed funds resulted from a $1.3 million increase in long-term borrowings acquired as part of the NYNB acquisition. Average interest rates on interest bearing liabilities were higher during the three month period ended March 31, 2006, compared to the same period in the prior year, due to higher average interest rates on deposits, short-term borrowings and long-term borrowings. As a result, interest expense was higher for the three month period ended March 31, 2006, compared to the same period in the prior year due to higher volume and higher average interest rates. Average non interest bearing demand deposits increased $56.9 million or 10.7 percent to $587.0 million for the three month period ended March 31, 2006, compared to $530.1 million for the same period in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested in loans and securities.
      The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2006 and 2005 is as follows:

	Three Month
	Period Ended
	March 31,

	2006	2005

Average interest rate on:
Total average interest earning assets	6.64%	5.86%
Total average interest bearing liabilities	2.55	1.83
Total interest rate spread	4.09	4.03
      Interest rate spreads increased slightly in the current year period, compared to the prior year period. This slight increase reflects the general offset of increases in interest rates on earning assets and interest bearing liabilities between the periods. Management cannot predict what impact market conditions will have on its interest rate spread, and future compression in net interest rate spread may occur.

Provision for Loan Losses
      The Company recorded a provision for loan losses of $0.5 million for both the three month periods ended March 31, 2006 and 2005. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income
      Non interest income, excluding net realized gains and losses on sales and redemptions of securities, increased $1.1 million to $3.3 million for the three month period ended March 31, 2006, compared to $2.2 million for the prior year period. The Company’s acquisition of NYNB contributed $0.5 million to non interest income during the three month period ended March 31, 2006.
      Service charges for the three month period ended March 31, 2006 increased $0.4 million or 43.4 percent to $1.3 million from $0.9 million in the prior year period. The increase was primarily the result of growth in deposit activity, including the acquisition of NYNB, and increases in scheduled fees.
      Investment advisory fee income for the three month period ended March 31, 2006 increased $0.5 million or 45.2 percent to $1.5 million from $1.1 million in the prior year period. The increase was primarily due to increases in assets under management.
      Other income for the three month period ended March 31, 2006 increased $0.3 million or 119.8 percent to $0.5 million from $0.2 million in the prior year period. The increase was primarily the result of growth in miscellaneous transaction fees, including the acquisition of NYNB.
      Gains and losses on sales or redemptions of securities were not significant in either the current or prior year periods.

Non Interest Expense
      Non interest expense for the three month period ended March 31, 2006 increased 42.2 percent to $15.0 million from $10.6 million in the prior year period. These increases reflect the overall growth of the Company, including the acquisition of NYNB, and resulted from increases in salaries and employee benefits expense, occupancy expense, professional services expense, equipment expense, business development expense, FDIC assessment and other operating expenses.
      Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2006 increased 34.4 percent to $8.1 million from $6.1 million in the prior year period. This increase resulted from the acquisition of NYNB, additional staff to accommodate the growth in loans and deposits, the opening of new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.
      Occupancy expense for the three month period ended March 31, 2006 increased 67.5 percent to $1.5 million from $0.9 million in prior year period. This increase reflected the Company’s continued expansion, including the opening of new branch facilities and the acquisition of NYNB, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.
      Professional services for the three month period ended March 31, 2006 increased 39.5 percent to $1.4 million from $1.0 million in the prior year period. The increase was due to expenses related to the acquisition of NYNB and higher audit costs associated with requirements of the Sarbanes-Oxley Act of 2002.
      Equipment expense for the three month period ended March 31, 2006 increased 30.0 percent to $0.7 million from $0.5 million in the prior year period. The increase reflects increased equipment costs related to the Company’s growth, which includes opening of new branches and the acquisition of NYNB.

      Business development expense for the three month period ended March 31, 2006 increased 30.4 percent to $0.6 million from $0.5 million in the prior year period. The increase was due to increased participation in public relations events and increased promotion of bank products.
      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three month period ended March 31, 2006 increased 115.2 percent to $99,000 from $46,000 in the prior year period. This increase was primarily due to increases in deposits subject to assessment which resulted from the acquisition of NYNB.
      Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2006 compared to March 31, 2005, were due to the following (all items included the impact of the acquisition of NYNB):

•	Increase of $71,000 (1775.0%) in other insurance expense, resulting from increases in banker’s professional insurance costs and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance policies.

•	Increase of $93,000 (46.0%) in stationery and printing costs due to increased consumption resulting from company expansion and increased costs of paper.

•	Increase of $90,000 (52.3%) in courier costs due to increased utilization of the courier services due to branch expansion, increased service costs and increased fuel surcharges.

•	Increase of $389,000 (94.2%) in outside service costs due to a service termination charge related to the acquisition of NYNB and increased data processing costs.

•	Increase of $23,000 (22.1%) in dues, meetings and seminar expense due to increased participation in such events.

•	Decrease of $8,000 (11.4%) in other loan expenses due to a reduction in loan collection expenses.

Income Taxes
      Income taxes of $3.9 million and $3.5 million were recorded in the three month periods ended March 31, 2006 and 2005, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.5 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 33.7 percent and 32.4 percent for the 2006 and 2005 periods, respectively. The increase in the overall effective tax rate for the three month period ended March 31, 2006 as compared to the prior year period, resulted from increases in the percentages of income subject to Federal, New York State, and New York City taxes.
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
Financial Condition

Assets
      The Company had total assets of $2,197.7 million at March 31, 2006, an increase of $165.0 million or 8.1 percent from $2,032.7 million at December 31, 2005.

Federal Funds Sold
      Federal funds sold totaled $47.6 million at March 31, 2006, an increase of $30.3 million from $17.3 million at December 31, 2005. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

Securities and FHLB Stock
      The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $10.2 million at March 31, 2006 comprised primarily of obligations of municipalities located within the Company’s market area.
      Securities totaled $919.8 million at March 31, 2006, an increase of $35.8 million or 4.1 percent from $884.0 million at December 31, 2005. This increase resulted primarily from the acquisition of NYNB. Securities classified as available for sale, which are recorded at estimated fair value, totaled $872.8 million at March 31, 2006, an increase of $38.9 million or 4.7 percent from $833.9 million at December 31, 2005. Securities classified as held to maturity, which are recorded at amortized cost, totaled $47.0 million at March 31, 2006, a decrease of $3.1 million or 6.1 percent from $50.1 million at December 31, 2005. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at March 31, 2006:

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$136,678	$1	$3,816	$132,863
Mortgage-backed securities	488,124	114	13,703	474,535
Obligations of state and political subdivisions	210,899	3,339	2,059	212,179
Other debt securities	28,217	189	133	28,273

Total debt securities	863,918	3,643	19,711	847,850
Mutual funds and other equity securities	24,874	631	544	24,961

Total	$888,792	$4,274	$20,255	$872,811

Classified as Held to Maturity

Mortgage-backed securities	$41,895	—	$1,078	$40,817
Obligations of states and political subdivisions	5,130	$20	38	5,112

Total	$47,025	$20	$1,116	$45,929

      U.S. Treasury and government agency obligations classified as available for sale totaled $132.9 million at March 31, 2006, an increase of $16.7 million or 14.4 percent from $116.2 million at December 31, 2005. The increase was due to purchases of $42.1 million partially offset by maturities and calls of $14.0 million, sales of $10.7 million and other decreases of $0.7 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at March 31, 2006 or at December 31, 2005.
      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $474.5 million at March 31, 2006, an increase of $15.1 million or 3.3 percent from $459.4 million at December 31, 2005. The increase was due to purchases of $80.6 million partially offset maturities and principal paydowns of $26.2 million, sales of $34.7 million and other decreases of $4.6 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $41.9 million at March 31, 2006, a decrease of $3.1 million or 6.9 percent from $45.0 million at December 31, 2005. The decrease was due to maturities and principal paydowns of $3.1 million. The purchases of available for sale securities consisted of fixed rate mortgage-backed securities with average lives of five years or less at the time of purchase.
      Obligations of state and political subdivisions classified as available for sale totaled $212.2 million at March 31, 2006, an increase of $6.1 million or 3.0 percent from $206.1 million at December 31, 2005. The increase was due to purchases of $12.5 million, partially offset by maturities and calls of $4.6 million, sales of $0.2 million and other decreases of $1.6 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both March 31, 2006 and December 31, 2005. The combined available for sale and held to maturity obligations at March 31, 2006 were comprised of approximately 68 percent of

New York State political subdivisions and 32 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.
      Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $28.3 million at March 31, 2006, a increase of $0.5 million or 1.8 percent from $27.8 million at December 31, 2005. The increase resulted from purchase of $0.4 million and other changes of $0.1 million. All other debt securities are classified as available for sale.
      Mutual funds and other equity securities totaled $25.0 million at March 31, 2006, an increase of $0.7 million or 2.9 percent from $24.3 million at December 31, 2005. The increase resulted from purchases of $0.7 million. All mutual funds and other equity securities are classified as available for sale.
      The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $15.5 million at March 31, 2006, compared to $13.7 million at December 31, 2005.
      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer, which exceeded ten percent of stockholders’ equity at March 31, 2006 or December 31, 2005.

Loans
      Net loans totaled $1,086.7 million at March 31, 2006, an increase of $76.9 million or 7.6 percent from $1,009.8 million at December 31, 2005. The increase resulted principally from a $27.7 million increase in commercial real estate loans, $18.6 million increase in residential real estate loans, $17.7 million increase in construction loans, a $10.4 million increase in commercial and industrial loans, a $4.4 million increase in loans to individuals, and a $0.1 million increase in lease financing. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration, including the acquisition of NYNB.
      Major classifications of loans at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

	(000’s)
Real Estate:
Commercial	$248,119	$220,384
Construction	196,413	178,731
Residential	295,006	276,384
Commercial and industrial	327,303	316,907
Individuals	29,996	25,632
Lease financing	8,500	8,348

Total	1,105,337	1,026,386
Deferred loan fees, net	(3,185)	(3,042)
Allowance for loan losses	(15,467)	(13,525)

Loans, net	$1,086,685	$1,009,819

      The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more and still accruing as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005

	(000’s except percentages)
Non-accrual loans at period end	$5,051	$3,837
Loans past due 90 days or more and still accruing	3,132	3,522
Nonperforming assets to total assets at period end	0.23%	0.19%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $84,000 and $283,000 for the three month period ended March 31, 2006 and the year ended December 31, 2005, respectively. There was no interest income on nonperforming assets included in net income for the three month period ended March 31, 2006 and the year ended December 31, 2005.
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
      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	March 31,	Change During	December 31,
	2006	Period	2005

	(000’s)
Specific component	$1,415	$115	$1,300
Formula component	952	327	625
Unallocated component	13,100	1,500	11,600

Total allowance	$15,467		$13,525

Net change		1,942
Acquired with NYNB		1,529
Net chargeoffs		(64)

Provision amount		$477

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
      The changes in the unallocated component of the allowance for loan losses are the result of management’s consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, management does not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. Management periodically adjusted the unallocated component to an amount that, when considered with the specific and formula components, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the unallocated component of the allowance for loan losses at March 31, 2006:

•	Economic and business conditions — Signs of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Company’s market area, an increase in the time required for certain new construction to be absorbed in the market, and the steady rise in short-term interest rates which began in the third quarter of 2004 and continued throughout 2005 and into the first quarter of 2006. Continuation of such conditions could have negative effects on the demand for or value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty is part of the determination of the unallocated component of the allowance.

•	Concentration — Construction loans increased to $196.4 million or 17.8 percent of total loans at March 31, 2006 from $178.7 million or 17.4 percent of total loans at December 31, 2005. These loans generally have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Delinquencies increased during the three month period ended March 31, 2006 both within the HVB portfolio and as a result of the acquisition of NYNB. In addition, the dollar amount of nonperforming loans increased, primarily due to the addition of $1.4 million of nonperforming loans acquired with NYNB. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, which is believed to have been mainly attributable to the continued strength in real estate values in the Company’s primary market area, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Company introduced a series of low cost home equity products since the fourth quarter of 2002. As of March 31, 2006, home equity loans represent approximately 7.1 percent of total loans. Any probable losses with respect to these products are not fully reflected in the formula component of the allowance for loan losses since there is limited loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $1.5 million increase in the unallocated component of the allowance to $13.1 million reflects our best estimate of probable losses which have been incurred as of March 31, 2006.
     Deposits
      Deposits totaled $1,515.5 million at March 31, 2006, an increase of $107.5 million or 7.6 percent from $1,408.0 million at December 31, 2005. The following table presents a summary of deposits at March 31, 2006 and December 31, 2005:

	(000’s)

	March 31,	December 31,	Increase
	2006	2005	(Decrease)

Demand deposits	$623,436	$576,032	$47,404
Money market accounts	410,788	421,720	(10,932)
Savings accounts	101,367	73,028	28,339
Time deposits of $100,000 or more	183,401	149,231	34,170
Time deposits of less than $100,000	66,629	57,217	9,412
Checking with interest	129,836	130,768	(932)

Total Deposits	$1,515,457	$1,407,996	$107,461

      The increase in deposits resulted from the acquisition of NYNB, new account relationships, and increased account activity, partially offset by seasonal decreases in certain accounts consistent with activity experienced by the Company in prior years.

Borrowings
      Total borrowings were $492.3 million at March 31, 2006, an increase of $55.8 million or 12.8 percent from $436.5 million at December 31, 2005. The overall increase resulted primarily from a $21.3 million increase short-term repurchase agreements and a $34.5 million increase in other short-term borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity
      Stockholders’ equity totaled $169.4 million at March 31, 2006, an decrease of $0.4 million or 0.2 percent from $169.7 million at December 31, 2005. Increases in stockholders’ equity resulted from net income of $7.7 million for the three month period ended March 31, 2006, and $1.3 million proceeds from stock options exercised. Decreases in stockholders’ equity resulted from $3.8 million cash dividends paid on common stock, $1.7 million purchases of treasury stock and a $3.9 million decrease in accumulated comprehensive income, principally as a result of a decrease in the net unrealized value of securities available for sale.
      The Company’s and the Banks’ capital ratios at March 31, 2006 and December 31, 2005 are as follows:

			Minimum for
			Capital
	March 31,	December 31,	Adequacy
	2006	2005	Purposes

Leverage ratio:
Company	7.7%	8.3%	4.0%
HVB	7.8	8.3	4.0
NYNB	7.4	—	4.0
Tier 1 capital:
Company	12.8%	13.8%	4.0%
HVB	12.8	13.8	4.0
NYNB	12.9	—	4.0
Total capital:
Company	13.9%	14.9%	8.0%
HVB	13.9	14.9	8.0
NYNB	14.2	—	4.0
      The Company, HVB and NYNB exceed all current regulatory capital requirements. In addition, HVB and NYNB were both in the “well capitalized” category at March 31, 2006.
     Liquidity
      The Company’s liquid assets, at March 31, 2006, include cash and due from banks of $50.8 million and Federal funds sold of $47.6 million. Other sources of liquidity at March 31, 2006 include maturities and principal payments on loans and securities, including approximately $277.4 million of loans, excluding installment loans to individuals, real estate loans other than construction loans and lease financing, maturing in one year or less, and approximately $149.3 million of securities having contractual maturities, expected call dates or average lives of one year or less. In addition, at March 31, 2006, the Banks had available borrowing facilities of $65 million from the FHLB, $80 million under three federal funds purchased facilities and $110 million available under Retail CD Brokerage Agreements. These facilities are subject to various terms and conditions including, in some cases, loan or securities collateral requirements. Based on the above facilities and additional collateral that could be sold under agreements to repurchase, the Banks’ available borrowing capacity was approximately $454.0 million at March 31, 2006.
      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.
Forward-Looking Statements
      The Company has made, and may continue to make, various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2006. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.
      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	changes in economic conditions;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	regulatory delays or conditions imposed by regulators in connection with acquisitions or other expansion plans;

•	increases in federal, state and local income taxes and/or the Company’s effective income tax rate;

•	the extent and timing of legislative and regulatory actions and reform; and

•	difficulties in integrating acquisitions, offering new services or expanding into new markets.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      Quantitative and qualitative disclosures about market risk at December 31, 2005 were previously reported in the Company’s 2005 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2006 compared to December 31, 2005.
      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.
      All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2006. The Company had no derivative financial instruments in place at March 31, 2006.
      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2006 shows the Company’s net interest income decreasing slightly if rates rise or fall.
      The Company also prepares a static gap analysis which, at March 31, 2006, shows a positive cumulative static gap of $5.3 million in the one year time frame.
      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2006.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from March 31, 2006	Policy Limit

+200 basis points	(1.2)%	(5.0)%
-200 basis points	(2.2)%	(5.0)%
Item 4.     Controls and Procedures
      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended March 31, 2006, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
Our business is subject to various risks. These risks are included in our 2005 Annual Report on Form 10-K under “Risk Factors”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by the Company of its common stock during the three month period ended March 31, 2006:

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

January 2006(1)	15,898	$49.81	13,338	—
February 2006(1)	3,036	$49.00	3,036	—
March 2006(2)	14,325	$50.02	14,325	60,675

Total	33,259	$49.83	30,699

(1)	In November 2005, the Company announced that the Board of Directors had approved a share repurchase program, effective December 12, 2006, which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $42.00 per share, or a price of $50.50 per share for transactions of at least 2,500 shares. This offer expired on February 28, 2006.

(2)	In February 2006, the Company announced that the Board of Directors had approved a share repurchase program, effective March 1, 2006, which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $42.75 per share, or a price of $51.25 per share for transactions of at least 2,500 shares. This offer expires on May 30, 2006.
Item 6.  Exhibits
      (A) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown

Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer
May 10, 2006