Form 10-Q
period 2006-06-30
HUDSON VALLEY HOLDING CORP
filed 2006-08-09
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 1, 2006

Common stock, par value $0.20 per share	8,128,679

PART 1 — FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements
HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	June 30,

	2006	2005

Interest Income:
Loans, including fees	$23,613	$17,245
Securities:
Taxable	8,541	7,072
Exempt from Federal income taxes	2,316	2,237
Federal funds sold	196	156
Deposits in banks	45	26

Total interest income	34,711	26,736

Interest Expense:
Deposits	3,998	1,989
Securities sold under repurchase agreements and other short-term borrowings	2,869	1,077
Other borrowings	2,935	2,869

Total interest expense	9,802	5,935

Net Interest Income	24,909	20,801
Provision for loan losses	598	521

Net interest income after provision for loan losses	24,311	20,280

Non Interest Income:
Service charges	921	1,103
Investment advisory fees	1,814	1,011
Other income	719	211

Total non interest income	3,454	2,325

Non Interest Expense:
Salaries and employee benefits	7,969	6,178
Occupancy	1,413	870
Professional services	1,260	1,091
Equipment	650	613
Business development	555	487
FDIC assessment	96	44
Other operating expenses	2,543	1,546

Total non interest expense	14,486	10,829

Income Before Income Taxes	13,279	11,776
Income Taxes	4,578	3,913

Net Income	$8,701	$7,863

Basic Earnings Per Common Share	$1.07	$0.97
Diluted Earnings Per Common Share	$1.04	$0.95
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Six Months Ended
	June 30,

	2006	2005

Interest Income:
Loans, including fees	$45,450	$33,184
Securities:
Taxable	16,891	13,917
Exempt from Federal income taxes	4,621	4,419
Federal funds sold	453	233
Deposits in banks	78	41

Total interest income	67,493	51,794

Interest Expense:
Deposits	7,803	3,575
Securities sold under repurchase agreements and other short-term borrowings	4,936	2,022
Other borrowings	5,842	5,704

Total interest expense	18,581	11,301

Net Interest Income	48,912	40,493
Provision for loan losses	1,075	1,009

Net interest income after provision for loan losses	47,837	39,484

Non Interest Income:
Service charges	2,269	2,043
Investment advisory fees	3,354	2,072
Realized (loss) gain on security transactions, net	(224)	3
Other income	1,173	417

Total non interest income	6,572	4,535

Non Interest Expense:
Salaries and employee benefits	16,118	12,241
Occupancy	2,929	1,775
Professional services	2,662	2,095
Equipment	1,331	1,137
Business development	1,168	957
FDIC assessment	195	90
Other operating expenses	5,093	3,087

Total non interest expense	29,496	21,382

Income Before Income Taxes	24,913	22,637
Income Taxes	8,503	7,435

Net Income	$16,410	$15,202

Basic Earnings Per Common Share	$2.02	$1.88
Diluted Earnings Per Common Share	$1.96	$1.84
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net Income	$8,701	$7,863	$16,410	$15,202
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale arising during the period	(6,486)	8,299	(13,365)	(1,333)
Income tax effect	2,641	(3,427)	5,463	542

	(3,845)	4,872	(7,902)	(791)

Reclassification adjustment for net (gain) loss realized on securities available for sale	(1)	—	224	(3)
Income tax effect	1	—	(90)	1

	—	—	134	(2)

Unrealized (loss) gain on securities available for sale	(3,845)	4,872	(7,768)	(793)

Minimum pension liability adjustment	(6)	109	(11)	218
Income tax effect	1	(44)	4	(88)

	(5)	65	(7)	130

Other comprehensive (loss) income	(3,850)	4,937	(7,775)	(663)

Comprehensive income	$4,851	$12,800	$8,635	$14,539

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	June 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$52,251	$47,776
Federal funds sold	11,574	17,329
Securities available for sale at estimated fair value (amortized cost of $893,092 in 2006 and $843,200 in 2005)	870,623	833,874
Securities held to maturity at amortized cost (estimated fair value of $42,664 in 2006 and $49,633 in 2005)	44,198	50,119
Federal Home Loan Bank of New York (FHLB) Stock	15,632	13,672
Loans (net of allowance for loan losses of $15,883 in 2006 and $13,525 in 2005)	1,117,389	1,009,819
Accrued interest and other receivables	14,911	12,626
Premises and equipment, net	21,523	13,591
Deferred income taxes, net	15,452	12,036
Other assets	27,913	21,879

TOTAL ASSETS	$2,191,466	$2,032,721

LIABILITIES
Deposits:
Non interest-bearing	$624,989	$576,032
Interest-bearing	886,781	831,963

Total deposits	1,511,770	1,407,995

Securities sold under repurchase agreements and other short-term borrowings	233,656	172,115
Other borrowings	254,384	263,097
Accrued interest and other liabilities	22,602	19,725

TOTAL LIABILITIES	2,022,412	1,862,932

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 8,125,613 and 8,138,752 shares in 2006 and 2005, respectively	1,868	1,856
Additional paid-in capital	209,370	207,372
Retained earnings	10,017	1,431
Accumulated other comprehensive loss, net	(14,057)	(6,282)
Treasury stock, at cost; 1,213,912 and 1,142,699 shares in 2006 and 2005, respectively	(38,144)	(34,588)

Total stockholders’ equity	169,054	169,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,191,466	$2,032,721

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2006 and 2005
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2006	8,138,752	$1,856	$(34,588)	$207,372	$1,431	$(6,282)	$169,789
Net income					16,410		16,410
Exercise of stock options	57,354	12		1,998			2,010
Purchase of treasury stock	(70,493)		(3,556)				(3,556)
Cash dividend					(7,824)		(7,824)
Minimum pension liability adjustment						(7)	(7)
Net unrealized loss on securities available for sale						(7,768)	(7,768)

Balance at June 30, 2006	8,125,613	$1,868	$(38,144)	$209,370	$10,017	$(14,057)	$169,054

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2005	7,359,160	$1,680	$(29,313)	$185,438	$1,492	$365	$159,662
Net income					15,202		15,202
Exercise of stock options	50,237	10		1,428			1,438
Purchase of treasury stock	(54,267)		(2,540)				(2,540)
Sale of treasury stock	1,430		41	20			61
Cash dividend					(6,706)		(6,706)
Minimum pension liability adjustment						130	130
Net unrealized loss on securities available for sale						(793)	(793)

Balance at June 30, 2005	7,356,560	$1,690	$(31,812)	$186,886	$9,988	$(298)	$166,454

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Six Months
	Ended June 30,

	2006	2005

Operating Activities:
Net income	$16,410	$15,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,075	1,009
Depreciation and amortization	1,247	996
Realized loss (gain) on security transactions, net	224	(3)
Amortization of premiums on securities, net	395	1,393
Stock option expense and related tax benefits	623	193
Deferred taxes (benefit)	1,961	(580)
Increase (decrease) in deferred loan fees, net	284	(5)
Increase in accrued interest and other receivables	(2,285)	(719)
Increase in other assets	(6,034)	(654)
Excess tax benefits from share-based payment arrangements	(233)	(41)
Increase in accrued interest and other liabilities	2,877	419
Other changes, net	(12)	219

Net cash provided by operating activities	16,532	17,429

Investing Activities:
Net decrease (increase) in Federal funds sold	5,755	(43,124)
(Decrease) increase in FHLB stock	(1,960)	1,050
Proceeds from maturities and paydowns of securities available for sale	82,956	69,299
Proceeds from maturities and paydowns of securities held to maturity	5,973	10,587
Proceeds from sales of securities available for sale	45,405	—
Purchases of securities available for sale	(178,922)	(103,061)
Net increase in loans	(108,928)	(72,337)
Net purchases of premises and equipment	(9,179)	(619)

Net cash used in investing activities	(158,900)	(137,539)

Financing Activities:
Net increase in deposits	103,775	134,461
Net increase in securities sold under repurchase agreements and short-term borrowings	61,541	5,786
Repayment of other borrowings	(31,263)	(12)
Proceeds from other borrowings	22,550	—
Proceeds from issuance of common stock	1,387	1,245
Excess tax benefits from share-based payment arrangements	233	41
Proceeds from sale of treasury stock	—	61
Cash dividends paid	(7,824)	(6,706)
Acquisition of treasury stock	(3,556)	(2,540)

Net cash provided by financing activities	146,843	132,336

Increase in Cash and Due from Banks	4,475	12,226
Cash and due from banks, beginning of period	47,776	32,428

Cash and due from banks, end of period	$52,251	$44,654

Supplemental Disclosures:
Interest paid	$17,761	$10,659
Income tax payments	10,907	7,449
Change in unrealized loss on securities available for sale — net of tax	(7,768)	(793)
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, except per share and share amounts
1.     Description of Operations
      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.
      The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank (“HVB”), a New York chartered commercial bank headquartered in Westchester County, New York and NYNB Bank (“NYNB”), a New York chartered commercial bank headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is an independent bank established in 1972. NYNB, an independent bank, is the successor to New York National Bank, a national banking association which the Company acquired effective January 1, 2006. HVB has 15 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, and 1 in Queens County, New York. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York.
      The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a registered investment advisory firm, thereby generating fee income. ARS has offices at 555 Fifth Avenue in Manhattan, New York.
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
2.     Summary of Significant Accounting Policies
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2006 and the results of its operations, comprehensive income, for the three and six month periods ended June 30, 2006 and 2005 and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2006 and 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year.
      The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”.) Certain information and note disclosures normally included in annual financial statements have been omitted.
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
      Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, consumer installment and other loans.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2006. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2005 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the six month period ended June 30, 2006 which would have required additional impairment evaluations.
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
      The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(000’s)
Deposit Premium	$3,907	$279	—	—
Customer Relationships	2,470	333	$2,470	$237
Employment Related	516	130	516	92

Total	$6,893	$742	$2,986	$329

      Intangible assets amortization expense was $206 and $411, respectively, for the three and six month periods ended June 30, 2006, and $65 and $132, respectively, for the three and six month periods ended June 30, 2005. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the five years subsequent to December 31, 2005.
      Goodwill totaled $7,519 and $6,064 at June 30, 2006 and December 31, 2005, respectively. Goodwill and other intangible assets are included in “Other assets” in the Company’s Consolidated Balance Sheets. The deferred income tax effects related to goodwill deductible for tax purposes and timing differences between the book and tax bases of identified intangible assets are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

4.  Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30

	2006	2005	2006	2005

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$8,701	$7,863	$16,410	$15,202
Denominator:
Denominator for basic earnings per common share — weighted average shares	8,136,896	8,093,008	8,141,080	8,095,247
Effect of dilutive securities:
Stock options	253,779	198,496	245,657	182,713

Denominator for diluted earnings per common share — adjusted weighted average shares	8,390,675	8,291,503	8,386,737	8,277,960
Basic earnings per common share	$1.07	$0.97	$2.02	$1.88
Diluted earnings per common share	1.04	0.95	1.96	1.84
Dividends declared per share	0.49	0.39	0.96	0.75
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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Service cost	$77	$65	$153	$131
Interest cost	131	120	262	239
Amortization of transition obligation	13	18	26	36
Amortization of prior service cost	37	37	74	74
Amortization of net loss	52	38	105	83

Net periodic pension cost	$310	$278	$620	$563

      The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2005 Annual Report on Form 10-K that it expected to contribute $513 to the unfunded defined benefit plans during 2006. For the three and six month periods ended June 30, 2006, the Company contributed $128 and $256 to these plans.
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
      The following table summarizes stock option activity for the six month period ended June 30, 2006:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value(1)	Contractual
	Shares	Price	($000’s)	Term(Yrs)

Outstanding at December 31, 2005	773,868	$26.87
Granted at fair value	180,275	42.01
Exercised	(57,354)	24.16
Forfeited or Expired	(1,814)	37.37

Outstanding at June 30, 2006	894,975	30.07	$13,807	7.1

Exercisable at June 30, 2006	589,390	27.61	10,542	6.3

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on changes in the market value of the Company’s stock.
      The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the six month periods ended June 30, 2006 and 2005.

	Six Month
	Period Ended
	June 30,

	2006	2005

Weighted average assumptions:
Dividend Yield	4.4%	4.8%
Expected volatility	9.7%	5.6%
Risk-free interest rate	4.4%	3.6%
Expected lives (years)	5.0	4.8
      The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.
      The weighted average fair values of options granted during the six month periods ended June 30, 2006 and 2005 was $2.60 per share and $0.72 per share, respectively. Net compensation expense of $109 and $390 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2006, respectively. The total tax benefit related thereto was $34 and $115, respectively. Net compensation expense of $54 and $152 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2005, respectively. The total tax benefit related thereto was $16 and $40, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $396 at June 30, 2006. This expense is expected to be recognized over a weighted-average period of 2.1 years.
      The following table presents a summary status of the Company’s non-vested options as of June 30, 2006, and changes during the six month period ended June 30, 2006:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2005	271,516	$32.82
Granted	87,100	44.67
Vested	(51,217)	31.50
Forfeited or Expired	(1,814)	39.33

Non-vested at June 30, 2006	305,585	36.38
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
      Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt this guidance on January 1, 2007. Management is in the process of evaluating the impact of the adoption of this guidance on its consolidated results of operations and financial condition.
      Other — Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2006 and consolidated results of operations for the three and six month periods ended June 30, 2006 and June 30, 2005. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, and its subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp., HVB Leasing Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and NYNB Bank and its subsidiary 369 East 149th Street Corp. (collectively “NYNB”). NYNB Bank was acquired by the Company effective January 1, 2006 and its financial condition and results of operations are included as of and for the three and six month periods ended June 30, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s 2005 Annual Report on Form 10-K.

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
      The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals within its market area, primarily Westchester County and portions of New York City. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. The Company’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of net interest income to changes in interest rates.
      Effective January 1, 2006, the Company acquired NYNB (formerly known as New York National Bank) which it operates as a New York State chartered bank with five branch locations in the Bronx and Manhattan boroughs of New York City. The Company acquired NYNB in a tax free stock purchase transaction for approximately $13.5 million. At the time of the acquisition, including the effects of purchase accounting, NYNB had total assets of $136.5 million, net loans of $59.9 million and total deposits of $117.7 million.
      Net income for the three month period ended June 30, 2006 was $8.7 million or $1.04 per diluted share, an increase of $0.8 million or 10.1 percent compared to $7.9 million or $0.95 per diluted share for the three month period ended June 30, 2005. Net income for the six month period ended June 30, 2006 was $16.4 million or $1.96 per diluted share, an increase of $1.2 million or 7.9 percent compared to $15.2 million or $1.84 per diluted share for the six month period ended June 30, 2005. The Company achieved substantial growth in both of its core businesses, loans and deposits, during the six month period ended June 30, 2006, primarily as a result of the acquisition of NYNB, the addition of new customers and additional loans to existing customers, partially offset by declines in certain deposit balances related to a slowdown in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at June 30, 2006 had approximately $933 million in assets under management as compared to approximately $600 million at June 30, 2005.
      Interest rates, particularly short-term interest rates, continued to rise gradually throughout 2005 and into the second quarter of 2006. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, has not been accompanied with similar increases in longer term interest rates, resulting in a flattening yield curve. This condition has put downward pressure on the Company’s net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.
      As a result of the effects of the rise in short-term interest rates, and the growth in the Company’s core businesses of loans and deposits, including the acquisition of NYNB, tax equivalent basis net interest income increased $4.2 million or 19.1 percent to $26.2 million for the three month period ended June 30, 2006, compared to $22.0 million for the same period in the prior year, and increased $8.5 million or 19.8 percent to $51.4 million for the six month period ended June 30, 2006, compared to $42.9 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.3 million and $2.5 million for the three and six month periods ended June 30, 2006 and $1.2 million and $2.4 million for the three and six month periods ended June 30, 2005.
      Non interest income, excluding securities net gains, was $3.5 million for the three month period ended June 30, 2006, an increase of $1.2 million or 52.2 percent compared to $2.3 million for the same period in the prior year. Non interest income, excluding securities net gains, was $6.8 million for the six month period ended June 30, 2006, an increase of $2.3 million or 51.1 percent compared to $4.5 million for the same period in the prior year. The increases were primarily due to growth in the investment advisory fee income of A.R. Schmeidler & Co., Inc., growth in deposit activity and other service fees and increases in scheduled fees.
      Non interest expense was $14.5 million for the three month period ended June 30, 2006, an increase of $3.7 million or 34.3 percent compared to $10.8 million for the same period in the prior year. Non interest expense was $29.5 million for the six month period ended June 30, 2006, an increase of $8.1 million or 37.9 percent compared to $21.4 million for the same period in the prior year. The increases reflect the Company’s continued investment in its branch network, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, including approximately $2.3 million and $4.4 million, respectively, for the three and six month periods ended June 30, 2006, due to the addition of the operating expenses of NYNB and certain nonrecurring expenses related to the acquisition and operational integration of NYNB.
      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at June 30, 2006 reflects minimal near term interest rate risk with the Company’s net interest income decreasing slightly if rates rise or fall.
      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity is sufficient for its current business needs.
      The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Company, HVB, and NYNB each exceeded all current regulatory capital requirements to be considered in the “well capitalized” category at June 30, 2006. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2006. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.
      Income Recognition on Loans — Interest on loans is accrued monthly. Net loan origination and commitment fees are deferred and recognized as an adjustment of yield over the lives of the related loans. Loans, including impaired loans, are placed on a non-accrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against interest income. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, in accordance with management’s judgment as to the collectability of principal. Loans can be returned to accrual status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms, and when, in management’s opinion, they are estimated to be fully collectible.
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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2005 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the six month period ended June 30, 2006 which would have required additional impairment evaluations.
Results of Operations for the Three and Six Month Periods Ended June 30, 2006 and June 30, 2005

Summary of Results
      The Company reported net income of $8.7 million for the three month period ended June 30, 2006, an increase of $0.8 million or 10.1 percent compared to $7.9 million reported for the three month period ended June 30, 2005. Net income for the six month period ended June 30, 2006 was $16.4 million, an increase of $1.2 million or 7.9 percent compared to $15.2 million for the six month period ended June 30, 2005. The increases in net income in the current year periods compared to the prior year periods resulted from higher net interest income and higher non interest income, partially offset by higher non interest expenses, higher income taxes and higher provisions for loan losses. In addition, the three and six month periods ended June 30, 2006 included $0.2 million pretax gains on sales of $45.6 million of securities available for sale, conducted as part of the Company’s ongoing asset/liability management efforts.
      Diluted earnings per share were $1.04 for the three month period ended June 30, 2006, an increase of $0.09 or 9.5 percent compared to $0.95 reported for the same period in the prior year. Diluted earnings per share were $1.96 for the six month period ended June 30, 2006, an increase of $0.12 or 6.5 percent compared to $1.84 reported for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 19.3 percent and 1.6 percent, respectively, for the three month period ended June 30, 2006, compared to 19.2 percent and 1.6 percent, respectively, for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 18.3 percent and 1.5 percent, respectively, for the six month period ended June 30, 2006, compared to 18.7 percent and 1.6 percent, respectively, for the same period in the prior year.

  Average Balances and Interest Rates
      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended June 30, 2006 and June 30, 2005, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2006 and 2005.

	Three Months Ended June 30,

	2006			2005

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$5,951	$45	3.02%	$3,578	$26	2.91%
Federal funds sold	15,758	196	4.98	21,642	156	2.88
Securities:(1)
Taxable	738,650	8,541	4.63	707,576	7,072	4.00
Exempt from federal income taxes	215,757	3,563	6.61	200,565	3,441	6.86
Loans, net(2)	1,106,648	23,613	8.53	915,236	17,245	7.54

Total interest earning assets	2,082,764	35,958	6.91	1,848,597	27,940	6.05

Non interest earning assets:
Cash and due from banks	44,025			42,996
Other assets	79,258			53,472

Total non interest earning assets	123,283			96,468

Total assets	$2,206,047			$1,945,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$429,904	$2,023	1.88%	$396,794	$967	0.97%
Savings	100,238	160	0.64	75,393	110	0.58
Time	232,737	1,650	2.84	181,896	826	1.82
Checking with interest	125,707	165	0.53	129,041	86	0.27
Securities sold under repurchase agreements and other short-term borrowings	244,439	2,869	4.69	163,022	1,077	2.64
Other borrowings	263,068	2,935	4.46	263,111	2,869	4.36

Total interest bearing liabilities	1,396,093	9,802	2.81	1,209,257	5,934	1.96

Non interest bearing liabilities:
Demand deposits	594,962			551,441
Other liabilities	34,215			20,274

Total non interest bearing liabilities	629,177			571,715

Stockholders’ equity(1)	180,777			164,093

Total liabilities and stockholders’ equity(1)	$2,206,047			$1,945,065

Net interest earnings		$26,156			$22,005

Net yield on interest earning assets			5.02%			4.76%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,247 and $1,205 for the three month periods ended June 30, 2006 and June 30, 2005, respectively.

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2006 and June 30, 2005, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2006 and 2005.

	Six Months Ended June 30,

	2006			2005

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$4,157	$78	3.75%	$3,170	$41	2.59%
Federal funds sold	19,778	453	4.58	16,181	233	2.88
Securities:(1)
Taxable	737,935	16,891	4.58	703,532	13,917	3.96
Exempt from federal income taxes	213,301	7,109	6.67	198,575	6,798	6.85
Loans, net(2)	1,091,004	45,450	8.33	897,913	33,184	7.39

Total interest earning assets	2,066,175	69,981	6.77	1,819,371	54,173	5.96

Non interest earning assets:
Cash and due from banks	45,765			42,270
Other assets	77,415			51,992

Total non interest earning assets	123,180			94,262

Total assets	$2,189,355			$1,913,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$427,146	$3,732	1.75%	$373,127	$1,650	0.88%
Savings	100,341	322	0.64	73,959	187	0.51
Time	237,529	3,319	2.79	186,066	1,571	1.69
Checking with interest	134,169	430	0.64	126,011	167	0.27
Securities sold under repurchase agreements and other short-term borrowings	224,166	4,936	4.40	168,722	2,021	2.40
Other borrowings	263,692	5,842	4.43	263,114	5,705	4.34

Total interest bearing liabilities	1,387,043	18,581	2.68	1,190,999	11,301	1.90

Non interest bearing liabilities:
Demand deposits	590,984			540,813
Other liabilities	32,129			19,315

Total non interest bearing liabilities	623,113			560,128

Stockholders’ equity(1)	179,199			162,508

Total liabilities and stockholders’ equity(1)	$2,189,355			$1,913,633

Net interest earnings		$51,400			$42,872

Net yield on interest earning assets			4.98%			4.71%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $2,488 and $2,379 for the six month periods ended June 30, 2006 and June 30, 2005, respectively.

  Interest Differential
      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2006 and June 30, 2005.

	(000’s)

	Three Month Period Increase			Six Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$17	$2	$19	$13	$24	$37
Federal funds sold	(42)	82	40	52	168	220
Securities:
Taxable	311	1,158	1,469	681	2,293	2,974
Exempt from federal income taxes(2)	261	(139)	122	504	(193)	311
Loans, net	3,607	2,761	6,368	7,136	5,130	12,266

Total interest income	4,154	3,864	8,018	8,386	7,422	15,808

Interest expense:
Deposits:
Money market	81	975	1,056	239	1,843	2,082
Savings	36	14	50	67	68	135
Time	231	593	824	435	1,313	1,748
Checking with interest	(2)	81	79	11	252	263
Securities sold under repurchase agreements and other short-term borrowings	538	1,254	1,792	664	2,250	2,914
Other borrowings	—	66	66	13	125	138

Total interest expense	884	2,883	3,867	1,429	5,851	7,280

Increase in interest differential	$3,270	$881	$4,151	$6,957	$1,571	$8,528

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2006 and 2005.

Net Interest Income
      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and six month periods ended June 30, 2006, net interest income, on a tax equivalent basis, increased $4.2 million or 18.9 percent to $26.2 million and $8.5 million or 19.9 percent to $51.4 million, respectively, compared to $22.0 million and $42.9 million for the same periods in the prior year. Net interest income for the three month period ended June 30, 2006 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $47.4 million or 7.4 percent to $686.7 million compared to $639.3 million for the same period in the prior year, and an increase in the tax equivalent basis net interest margin to 5.02% in 2006 from 4.76% in the prior year period. Net interest income for the six month period ended June 30, 2006 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $50.7 million or 8.1 percent to $679.1 million compared to $628.4 million for the same period in the prior year, and an increase in the tax equivalent basis net interest margin to 4.98% in 2006 from 4.71% in the prior year period.
      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $8.1 million or 28.7 percent to $36.0 million and $15.8 million or 29.2 percent to $70.0 million, respectively, for the three and six month periods ended June 30, 2006, compared to $27.9 million and $54.2 million for the same periods in the prior year. Average interest earning assets increased $234.2 million or 12.7 percent to $2,082.8 million and $246.8 million or 13.6 percent to $2,066.2 million, respectively, for the three and six month periods ended June 30, 2006, compared to $1,848.6 million and $1,819.4 million for the same periods in the prior year. Volume increases in interest bearing deposits, taxable securities, tax-exempt securities and loans and generally higher interest rates, partially offset by a volume decrease in federal funds sold contributed to the higher interest income in the three month period ended June 30, 2006 compared to the same period in the prior year. Volume increases in interest bearing deposits, federal funds sold, taxable securities, tax-exempt securities and loans and generally higher interest rates contributed to the higher interest income in the six month period ended June 30, 2006 compared to the same period in the prior year.
      Average total securities, excluding average net unrealized gains on available for sale securities, increased by $46.3 million or 5.1 percent to $954.4 million and by $49.1 million or 5.5 percent to $951.2 million, respectively, for the three and six month periods ended June 30, 2006, compared to $908.1 million and $902.1 million for the same periods in the prior year. The increases in average total securities in the three and six month periods ended June 30, 2006, compared to the same periods in the prior year, resulted primarily from the acquisition of NYNB. The average yields on securities were higher for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year. Average tax equivalent basis yields on securities for the three and six month periods ended June 30, 2006 were 5.07 percent and 5.05 percent, respectively, compared to 4.63 percent and 4.59 percent for the same periods in the prior year. As a result, tax equivalent basis interest income from securities was higher for the three and six month periods ended June 30, 2006, compared to the same periods in the prior year, due to higher volume and higher interest rates.
      Average net loans increased $191.4 million or 20.9 percent to $1,106.6 million and $193.1 million or 21.5 percent to $1,091.0 million, respectively, for the three and six month periods ended June 30, 2006, compared to $915.2 million and $897.9 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration, including the acquisition of NYNB. Average yields on loans were 8.53 percent and 8.33 percent, respectively, for the three and six month periods ended June 30, 2006 compared to 7.54 percent and 7.39 percent for the same periods in the prior year. As a result, interest income on loans was higher for the three and six month periods ended June 30, 2006, compared to the same periods in the prior year, due to higher volume and higher interest rates.
      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $3.9 million or 65.2 percent to $9.8 million and $7.3 million or 64.4 percent to $18.6 million, respectively, for the three and six month periods ended June 30, 2006, compared to $5.9 million and $11.3 million for the same periods in the prior year. Average interest bearing liabilities increased $186.8 million or 15.5 percent to $1,396.1 million and $196.0 million or 16.5 percent to $1,387.0 million, respectively, for the three and six month periods ended June 30, 2006, compared to $1,209.3 million and $1,191.0 million for the same periods in the prior year. The increase in average interest bearing liabilities for the three month period ended June 30, 2006, compared to the same period in the prior year, resulted from volume increases in money market deposits, savings deposits, time deposits, securities sold under agreements to repurchase and other short-term borrowings, partially offset by a volume decreases in checking with interest and other borrowed funds. The increase in average interest bearing liabilities for the six month period ended June 30, 2006, compared to the same period in the prior year, resulted from volume increases in money market deposits, savings deposits, time deposits, checking with interest, securities sold under agreements to repurchase and other short-term borrowings and other borrowed funds. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches as well as increases arising from the acquisition of NYNB. The increase in average borrowed funds for the six month period ended June 30, 2006 resulted from a $1.3 million increase in long-term borrowings acquired part of the NYNB acquisition. Average interest rates on interest bearing liabilities were higher during the three and six month periods ended June 30, 2006, compared to the same periods in the prior year, due to higher average interest rates on deposits, short-term borrowings and long-term borrowings. As a result, interest expense was higher for the three and six month periods ended June 30, 2006, compared to the same periods in the prior year due to higher volume and higher average interest rates.

Average non interest bearing demand deposits increased $43.5 million or 7.9 percent to $595.0 million and $50.2 million or 9.3 percent to $591.0 million, respectively, for the three and six month periods ended June 30, 2006, compared to $551.5 million and $540.8 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested in loans and securities.
      The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2006 and 2005 is as follows:

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,

	2006	2005	2006	2005

Average interest rate on:
Total average interest earning assets	6.91%	6.05%	6.77%	5.96%
Total average interest bearing liabilities	2.81%	1.96%	2.68%	1.90%
Total interest rate spread	4.10%	4.09%	4.09%	4.06%
      Interest rate spreads increased slightly in the current year periods, compared to the prior year periods. These increases reflect the general offset of increases in interest rates on earning assets and interest bearing liabilities between the periods. Management cannot predict what impact market conditions will have on its interest rate spread, and future compression in net interest rate spread may occur.
     Provision for Loan Losses
      The Company recorded a provision for loan losses of $0.6 million and $0.5 million for the three month periods ended June 30, 2006 and 2005, respectively. The Company recorded a provision for loan losses of $1.1 million and $1.0 million for the six month periods ended June 30, 2006 and 2005, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.
     Non Interest Income
      Non interest income, excluding net gains on securities available for sale, was $3.5 million for the three month period ended June 30, 2006, an increase of $1.1 million or 48.5 percent from $2.3 million for the same period in the prior year. Non interest income, excluding net losses on available for sales securities, was $6.8 million for the six month period ended June 30, 2006, an increase of $2.3 million or 44.9 percent from $4.5 million for the same period in the prior year. The Company’s acquisition of NYNB contributed $0.4 million and $0.9 million to non interest income for the three and six month periods ended June 30, 2006, respectively.

•	Service charges for the three and six month periods ended June 30, 2006 decreased 16.5 percent to $0.9 million from $1.1 million but increased 11.6 percent to $2.2 million from $2.0 million from the prior year periods. These increases reflect new fees, a higher level of fees charged and increased activity.

•	Investment advisory fee income for the three and six month periods ended June 30, 2006 increased 79.4 percent to $1.8 million from $1.1 million and 61.9 percent to $3.4 million from $2.1 million as compared to the prior year periods. The increase was primarily due to increases in assets under management, resulting from net increases in assets from existing customers, addition of new customers and net increases in asset values.

•	Other income for the three and six month periods ended June 30, 2006 increased 240.3 percent to $0.7 million from $0.2 million and 181.3 percent to $1.2 million from $0.4 million as compared to the prior year periods. The increase was primarily due to increases in miscellaneous customer services fees and the acquisition of NYNB.

      Gains and losses on sales or redemptions of securities were not significant in either the current or prior year periods.
     Non Interest Expense
      Non interest expense for the three and six month periods ended June 30, 2006 increased 33.8 percent to $14.5 million from $10.8 million and 37.9 percent to $29.5 million from $21.4 million in the prior year periods. These increases reflect the overall growth of the Company, including the acquisition of NYNB, and resulted from increases in salaries and employee benefits expense, occupancy expense, professional services expense, equipment expense, business development expense and other operating expenses for both the three and six month periods ended June 30, 2006, as compared to the prior year periods.
      Salaries and employee benefits, the largest component of non interest expense, for the three and six month periods ended June 30, 2006 increased 29.0 percent to $8.0 million from $6.2 million and 31.7 percent to $16.1 million from $12.2 million, as compared to prior year periods. The increase resulted from additional staff related to the acquisition of NYNB, additional staff to accommodate the growth in loans and deposits, new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.
      Occupancy expense for the three and six month periods ended June 30, 2006 increased 62.4 percent to $1.4 million from $0.5 million and 65.0 percent to $2.9 million from $1.8 million in the prior year periods. These increases reflected additional expenses due to the acquisition of NYNB, the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.
      Professional services for the three and six month periods ended June 30, 2006 increased 15.5 percent to $1.3 million from $1.1 million and 27.1 percent to $2.7 million from $2.1 million in the prior year periods. The increases were due to expenses related to the acquisition of NYNB and higher audit costs.
      Equipment expense for the three and six month periods ended June 30, 2006 increased 6.0 percent to $0.7 million from $0.6 million and 17.6 percent to $1.3 million from $1.1 million in the prior year periods. The increases resulted from additional expense related to the acquisition of NYNB and increased maintenance costs compared to the prior year periods.
      Business development expense for the three and six month periods ended June 30, 2006 increased 14.0 percent to $0.6 million from $0.5 million and 22.0 percent to $1.2 million from $1.0 million in the prior year. The increase was due to increased costs related to increased participation in public relations events and increased promotion of Bank products.
      The assessment of the FDIC for the three and six month periods ended June 30, 2006 increased 118.2 percent to $96,000 from $44,000 and 116.7 percent to $0.2 million from $0.1 million in the prior year. This increase was primarily due to increases in deposits subject to assessment which resulted from the acquisition of NYNB.
      Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2006 as compared to June 30, 2005, were due to the following (all items include the impact of the acquisition of NYNB):

•	Increase of $62,000 (26.6%) and $155,000 (35.6%), respectively, in office supplies due to the acquisition of NYNB.

•	Increase of $25,000 (2500.0%) and $96,000 (3200.0%), respectively, in other insurance expense resulting from increases in banker’s professional insurance costs and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance programs.

•	Decrease of $21,000 (20.2%) and $29,000 (16.7%), respectively, in other loan expenses due to decreases in residential mortgage recording fees partially offset by increased activity in credit reports and investigations.

•	Increase of $388,000 (106.3%) and $777,000 (99.9%), respectively, in outside services costs due to increased data processing costs and additional expenses resulting from a service termination fee related to the acquisition of NYNB.

•	Increase of $82,000 (44.8%) and $172,000 (48.5%), respectively, in courier expenses due to an increase in customer utilization and increased fuel costs.

•	Decrease of $27,000 (18.1%) and $4,000 (1.6%), respectively, in dues, meetings and seminar expense due to decreased participation in such events.

•	Increase of $66,000 (31.0%) and $77,000 (15.6%), respectively, in communications expense due to added voice and data lines associated with the expansion of technology usage and growth in customer and business activity.

Income Taxes
      Income taxes of $4.6 million and $8.5 million, respectively, were recorded in the three and six month periods ended June 30, 2006, compared to $3.9 million and $7.4 million, respectively, for the same periods in the prior year. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.5 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rates were 34.5 percent and 34.1 percent, respectively, for the three and six month periods ended June 30, 2006, compared to 33.2 percent and 32.8 percent, respectively, for the same periods in the prior year. The increase in the overall effective tax rates for the 2006 periods, compared to the prior year periods, resulted from increases in the percentages of income subject to New York State and New York City taxes.
      In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. During the second quarter of 2006, the Company reached final agreement with the New York State Department of Taxation and Finance with regard to all open audit issues for tax years 1996 through 2004. As previously reported, the settlement did not have a significant impact on the Company’s financial position or results of operations.
Financial Condition
     Assets
      The Company had total assets of $2,191.5 million at June 30, 2006, an increase of $158.7 million or 7.8 percent from $2,032.7 million at December 31, 2005.
     Federal Funds Sold
      Federal funds sold totaled $11.6 million at June 30, 2006, a decrease of $5.8 million or 33.2 percent from $17.3 million at December 31, 2005. The decrease resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.
     Securities and FHLB Stock
      The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $9.2 million at June 30, 2006 comprised primarily of obligations of municipalities located within the Company’s market area.

      Securities totaled $914.8 million at June 30, 2006, an increase of $30.8 million or 3.5 percent from $884.0 million at December 31, 2005. This increase resulted primarily from the acquisition of NYNB. Securities classified as available for sale, which are recorded at estimated fair value, totaled $870.6 million at June 30, 2006, an increase of $36.7 million or 4.4 percent from $833.9 million at December 31, 2005. Securities classified as held to maturity, which are recorded at amortized cost, totaled $44.2 million at June 30 2006, a decrease of $5.9 million or 11.8 percent from $50.1 million at December 31, 2005. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at June 30, 2006:

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$137,261	$1	$4,492	$132,770
Mortgage-backed securities	489,532	42	17,444	472,130
Obligations of state and political subdivisions	207,982	2,516	3,142	207,356
Other debt securities	28,213	150	16	28,347

Total debt securities	862,988	2,709	25,094	840,603
Mutual funds and other equity securities	30,104	620	704	30,020

Total	$893,092	$3,329	$25,798	$870,623

Classified as Held to Maturity

Mortgage-backed securities	$39,068	—	$1,451	$37,617
Obligations of states and political subdivisions	5,130	$1	84	5,047

Total	$44,198	$1	$1,535	$42,664

      U.S. Treasury and government agency obligations classified as available for sale totaled $132.8 million at June 30, 2006, an increase of $16.6 million or 14.3 percent from $116.2 million at December 31, 2005. The increase was due to purchases of $44.9 million partially offset by maturities and calls of $16.2 million, sales of $10.7 million and other decreases of $1.4 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at June 30, 2006 or at December 31, 2005.
      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $472.1 million at June 30, 2006, an increase of $12.7 million or 2.8 percent from $459.4 million at December 31, 2005. The increase was due to purchases of $107.1 million partially offset maturities and principal paydowns of $51.2 million, sales of $34.7 million and other decreases of $8.5 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $39.1 million at June 30, 2006, a decrease of $5.9 million or 13.1 percent from $45.0 million at December 31, 2005. The decrease was due to maturities and principal paydowns of $6.0 million partially offset by other increases of $0.1 million. The purchases of available for sale securities consisted of fixed rate mortgage-backed securities with average lives of five years or less at the time of purchase.
      Obligations of state and political subdivisions classified as available for sale totaled $207.4 million at June 30, 2006, an increase of $1.3 million or 0.6 percent from $206.1 million at December 31, 2005. The increase was due to purchases of $20.7 million, partially offset by maturities and calls of $15.6 million, sales of $0.2 million and other decreases of $3.6 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both June 30, 2006 and December 31, 2005. The combined available for sale and held to maturity obligations at June 30, 2006 were comprised of approximately 67 percent of New York State political subdivisions and 33 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.
      Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $28.3 million at June 30, 2006, a increase of $0.5 million or 1.8 percent from $27.8 million at December 31, 2005. The increase resulted from purchase of $0.4 million and other changes of $0.1 million. All other debt securities are classified as available for sale.

      Mutual funds and other equity securities totaled $30.0 million at June 30, 2006, an increase of $5.7 million or 23.5 percent from $24.3 million at December 31, 2005. The increase resulted from purchases of $5.9 million partially offset by other decreases of $0.2 million. All mutual funds and other equity securities are classified as available for sale.
      The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $15.6 million at June 30, 2006, and $13.7 million at December 31, 2005.
      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2006 or December 31, 2005.

Loans
      Net loans totaled $1,117.4 million at June 30, 2006, an increase of $107.6 million or 10.7 percent from $1,009.8 million at December 31, 2005. The increase resulted principally from a $42.2 million increase in commercial and industrial loans, a $39.2 million increase in construction loans, a $15.4 million increase in commercial real estate loans, a $12.4 million increase in residential real estate loans, a $1.2 million increase in loans to individuals partially offset by a $0.2 million decrease in lease financing. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities, and more effective market penetration, including the acquisition of NYNB.
      Major classifications of loans at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

	(000’s)
Real Estate:
Commercial	$235,841	$220,384
Construction	217,929	178,731
Residential	288,787	276,384
Commercial and industrial	359,109	316,907
Individuals	26,841	25,632
Lease financing	8,090	8,348

Total	1,136,597	1,026,386
Deferred loan fees, net	(3,325)	(3,042)
Allowance for loan losses	(15,883)	(13,525)

Loans, net	$1,117,389	$1,009,819

      The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more and still accruing as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

	(000’s except percentages)
Non-accrual loans at period end	$4,545	$3,837
Loans past due 90 days or more and still accruing	2,336	3,522
Nonperforming assets to total assets at period end	0.21%	0.19%
      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $247,000 and $283,000 for the six month period ended June 30, 2006 and the year ended December 31, 2005, respectively. There was no interest income on nonperforming assets included in net income for the three and six month periods ended June 30, 2006 and the year ended December 31, 2005.

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
      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	June 30,	Change During	December 31,
	2006	Period	2005

	(000’s)
Specific component	$1,262	$(38)	$1,300
Formula component	1,021	396	625
Unallocated component	13,600	2,000	11,600

Total allowance	$15,883		$13,525

Net change		2,358
Amount acquired		1,529
Net chargeoffs		246

Provision amount		$1,075

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
      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at June 30, 2006.

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Company’s market area and the steady rise in short-term interest rates which began in the third quarter of 2004, continued throughout 2005 and into the first half of 2006. Continuation of such conditions could have negative effects on the demand for or value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty or possible slowing economic conditions are part of the determination of the unallocated component of the allowance.

•	Concentration — Construction loans increased to $217.9 million or 19.2 percent of total loans at June 30, 2006 from $178.7 million or 17.4 percent of total loans at December 31, 2005. These loans generally have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Delinquencies increased both within the HVB portfolio and as a result of the acquisition of NYNB during the six months ended June 30, 2006. In addition, the dollar amount of nonperforming loans increased, primarily due to the addition of a $1.0 million of nonperforming loans acquired with NYNB. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, which is believed to have been mainly attributable to the continued stability in real estate values in the Company’s primary market area, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, or a decline in real estate values in the Company’s primary market area may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrower’s cash flows or other specific factors that negatively impact the borrower’s ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Company introduced a series of low cost home equity products since the fourth quarter of 2002. As of June 30, 2006, home equity loans represent approximately 7.4 percent of total loans. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $2.0 million increase in the unallocated component of the allowance to $13.6 million reflects our best estimate of probable losses which have been incurred as of June 30, 2006.
     Deposits
      Deposits totaled $1,511.8 million at June 30, 2006, an increase of $103.8 million or 7.4 percent from $1,408.0 million at December 31, 2005. The following table presents a summary of deposits at June 30, 2006 and December 31, 2005:

	(000’s)

	June 30,	December 31,	Increase
	2006	2005	(Decrease)

Demand deposits	$624,989	$576,032	$48,957
Money market accounts	442,300	421,720	20,580
Savings accounts	97,565	73,028	24,537
Time deposits of $100,000 or more	148,237	149,231	(994)
Time deposits of less than $100,000	63,240	57,217	6,023
Checking with interest	135,439	130,767	4,672

Total Deposits	$1,511,770	$1,407,995	$103,775

      The increase in deposits resulted from the acquisition of NYNB, new account relationships, and increased account activity, partially offset by seasonal decreases in certain accounts consistent with activity experienced by the Company in prior years, as well as decreases in deposits associated with a decline in real estate related activity.

Borrowings
      Total borrowings were $488.0 million at June 30, 2006, an increase of $52.8 million or 12.1 percent from $435.2 million at December 31, 2005. The overall increase resulted primarily from a $16.4 million increase in short-term repurchase agreements and a $46.4 million increase in other short-term borrowings partially offset by a $10.0 million decrease in FHLB term borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity
      Stockholders’ equity totaled $169.1 million at June 30, 2006, a decrease of $0.7 million or 0.4 percent from $169.8 million at December 31, 2005. Decreases in stockholders’ equity resulted from $7.8 million cash dividends paid on common stock, $3.5 million purchases of treasury stock and a $7.8 million decrease in accumulated comprehensive income, principally as a result of a decrease in the net unrealized value of securities available for sale. Increases in stockholders’ equity resulted from net income of $16.4 million for the six month period ended June 30, 2006, and $2.0 million proceeds from stock options exercised.
      The Company’s and the Banks’ capital ratios at June 30, 2006 and December 31, 2005 are as follows:

			Minimum for
			Capital
	June 30,	December 31,	Adequacy
	2006	2005	Purposes

Leverage ratio:
Company	7.8%	8.3%	4.0%
HVB	7.8	8.3	4.0
NYNB	7.5	—	4.0
Tier 1 capital:
Company	12.7%	13.8%	4.0%
HVB	12.7	13.8	4.0
NYNB	13.0	—	4.0
Total capital:
Company	13.9%	14.9%	8.0%
HVB	13.8	14.9	8.0
NYNB	14.3	—	8.0
      The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at June 30, 2006.
     Liquidity
      The Company’s liquid assets, at June 30, 2006, include cash and due from banks of $52.3 million and Federal funds sold of $11.6 million. Other sources of liquidity at June 30, 2006 include maturities and principal payments on loans and securities, including approximately $203.5 million of loans, excluding installment loans to individuals, real estate loans other than construction loans and lease financing, maturing in one year or less, and approximately $126.4 million of securities having contractual maturities, expected call dates or average lives of one year or less. In addition, at June 30, 2006, the Banks had available borrowing facilities of $55 million from the FHLB, $80 million under three federal funds purchased facilities and $110 million available under Retail CD Brokerage Agreements. These facilities are subject to various terms and conditions including, in some cases, loan or securities collateral requirements. Based on the above facilities and additional collateral that could be sold under agreements to repurchase, the Banks’ available borrowing capacity was approximately $443 million at June 30, 2006.
      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.
Forward-Looking Statements
      The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2006. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	adverse changes in economic conditions especially those affecting real estate;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	regulatory delays or conditions imposed by regulators in connection with acquisitions or other expansion plans;

•	increases in federal, state and local income taxes and/or the Company’s effective income tax rate;

•	the extent and timing of legislative and regulatory actions and reform; and

•	difficulties in integrating acquisitions, offering new services or expanding into new markets.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      Quantitative and qualitative disclosures about market risk at December 31, 2005 were previously reported in the Company’s 2005 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2006 compared to December 31, 2005.
      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.
      All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the six month period ended June 30, 2006. The Company had no derivative financial instruments in place at June 30, 2006.
      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2006 shows the Company’s net interest income decreasing slightly if rates rise or fall.
      The Company also prepares a static gap analysis which, at June 30, 2006, shows a negative cumulative static gap of $67.4 million in the one year time frame.

      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2006.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from June 30, 2006	Policy Limit

+200 basis points	(2.4)%	(5.0)%
-200 basis points	(1.5)%	(5.0)%
Item 4.     Controls and Procedures
      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended June 30, 2006, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
      Our business is subject to various risks. Management believes there have been no material changes in the risk factors included in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchase made by the Company of its common stock during the three month period ended June 30, 2006.

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

April 2006(1)	8,540	$52.54	4,731
May 2006(1)	9,881	$51.01	8,481
June 2006(2)	18,813	$50.02	15,663	84,337

Total	37,234	$50.99	28,875

(1)	In February 2006, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 75,000 of the Company’s shares at a price of $42.75 per share, or a price of $51.25 per share for transactions of at least 2,500 shares. This offer expired on May 30, 2006.

(2)	In May 2006, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 100,000 of the Company’s shares at a price of $45.50 per share, or a price of $52.25 per share for transactions of at least 2,500 shares. This offer expires on August 29, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Annual Meeting of Shareholders of the Company was held on May 11, 2006 for the purpose of considering and voting upon the following matter:

Election of the following directors, constituting all members of the Board of Directors, to a one-year term of office: William E. Griffin, Stephen R. Brown, James M. Coogan, Gregory F. Holcombe, James J. Landy, Angelo R. Martinelli, William J. Mulrow, John A. Pratt Jr., Cecile D. Singer and Craig S. Thompson.
      The results were as follows:

	For	Against	Abstentions

William E. Griffin	6,393,740	9,777	575
Stephen R. Brown	6,393,738	9,779	575
James M. Coogan	6,393,738	9,779	575
Gregory F. Holcombe	6,403,515	2	575
James J. Landy	6,393,659	9,858	575
Angelo R. Martinelli	6,403,517	—	575
William J. Mulrow	6,403,515	2	575
John A. Pratt Jr.	6,392,451	11,066	575
Cecile D. Singer	6,403,515	2	575
Craig S. Thompson	6,393,738	9,779	575

Item 6.  Exhibits
      (A) Exhibits

4.3	Specimen Stock Restriction Agreement Between the Company and a Shareholder who Acquired Shares from the Company or a Shareholder Subject to the Agreement (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown

Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer
August 9, 2006