Form 10-Q
period 2006-09-30
HUDSON VALLEY HOLDING CORP
filed 2006-11-09
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006
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
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 1, 2006

Common stock, par value $0.20 per share	8,132,544

PART 1 — FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements
HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,

	2006	2005

Interest Income:
Loans, including fees	$24,635	$18,795
Securities:
Taxable	8,816	7,096
Exempt from Federal income taxes	2,267	2,227
Federal funds sold	77	225
Deposits in banks	58	25

Total interest income	35,853	28,368

Interest Expense:
Deposits	5,104	2,344
Securities sold under repurchase agreements and other short-term borrowings	2,986	1,346
Other borrowings	2,883	2,898

Total interest expense	10,973	6,588

Net Interest Income	24,880	21,780
Provision for loan losses	529	512

Net interest income after provision for loan losses	24,351	21,268

Non Interest Income:
Service charges	1,151	958
Investment advisory fees	1,831	1,133
Other income	474	178

Total non interest income	3,456	2,269

Non Interest Expense:
Salaries and employee benefits	8,148	6,678
Occupancy	1,475	937
Professional services	1,016	1,068
Equipment	715	598
Business development	473	385
FDIC assessment	94	43
Other operating expenses	2,153	1,679

Total non interest expense	14,074	11,388

Income Before Income Taxes	13,733	12,149
Income Taxes	4,850	4,124

Net Income	$8,883	$8,025

Basic Earnings Per Common Share	$1.09	$0.99
Diluted Earnings Per Common Share	$1.05	$0.96
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,

	2006	2005

Interest Income:
Loans, including fees	$70,085	$51,979
Securities:
Taxable	25,707	21,013
Exempt from Federal income taxes	6,888	6,646
Federal funds sold	530	458
Deposits in banks	136	66

Total interest income	103,346	80,162

Interest Expense:
Deposits	12,907	5,919
Securities sold under repurchase agreements and other short-term borrowings	7,922	3,368
Other borrowings	8,725	8,602

Total interest expense	29,554	17,889

Net Interest Income	73,792	62,273
Provision for loan losses	1,604	1,521

Net interest income after provision for loan losses	72,188	60,752

Non Interest Income:
Service charges	3,420	3,001
Investment advisory fees	5,185	3,205
Realized (loss) gain on security transactions, net	(200)	3
Other income	1,623	595

Total non interest income	10,028	6,804

Non Interest Expense:
Salaries and employee benefits	24,266	18,919
Occupancy	4,404	2,712
Professional services	3,678	3,163
Equipment	2,046	1,735
Business development	1,641	1,342
FDIC assessment	289	133
Other operating expenses	7,246	4,766

Total non interest expense	43,570	32,770

Income Before Income Taxes	38,646	34,786
Income Taxes	13,353	11,559

Net Income	$25,293	$23,227

Basic Earnings Per Common Share	$3.11	$2.87
Diluted Earnings Per Common Share	$3.01	$2.80
See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net Income	$8,883	$8,025	$25,293	$23,227
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale arising during the period	13,569	(7,103)	204	(8,436)
Income tax effect	(5,552)	2,894	(89)	3,436

	8,017	(4,209)	115	(5,000)

Reclassification adjustment for net (gain) loss realized on securities available for sale	(24)	—	200	(3)
Income tax effect	9	—	(81)	1

	(15)	—	119	(2)

Unrealized gain (loss) on securities available for sale	8,002	(4,209)	234	(5,002)

Minimum pension liability adjustment	(5)	109	(16)	327
Income tax effect	2	(44)	6	(132)

	(3)	65	(10)	195

Other comprehensive income (loss)	7,999	(4,144)	224	(4,807)

Comprehensive income	$16,882	$3,881	$25,517	$18,420

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	September 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$47,632	$47,776
Federal funds sold	12,869	17,329
Securities available for sale at estimated fair value (amortized cost of $879,150 in 2006 and $843,200 in 2005)	870,227	833,874
Securities held to maturity at amortized cost (estimated fair value of $41,344 in 2006 and $49,633 in 2005)	41,944	50,119
Federal Home Loan Bank of New York (FHLB) Stock	15,406	13,672
Loans (net of allowance for loan losses of $16,389 in 2006 and $13,525 in 2005)	1,173,175	1,009,819
Accrued interest and other receivables	16,547	12,626
Premises and equipment, net	21,372	13,591
Deferred income taxes, net	10,365	12,036
Other assets	27,560	21,879

TOTAL ASSETS	$2,237,097	$2,032,721

LIABILITIES
Deposits:
Non interest-bearing	$608,469	$576,032
Interest-bearing	924,629	831,963

Total deposits	1,533,098	1,407,995

Securities sold under repurchase agreements and other short-term borrowings	247,631	172,115
Other borrowings	254,378	263,097
Accrued interest and other liabilities	20,438	19,725

TOTAL LIABILITIES	2,055,545	1,862,932

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 8,126,980 and 8,138,752 shares in 2006 and 2005, respectively	1,874	1,856
Additional paid-in capital	210,717	207,372
Retained earnings	14,903	1,431
Accumulated other comprehensive loss, net	(6,058)	(6,282)
Treasury stock, at cost; 1,243,583 and 1,142,699 shares in 2006 and 2005, respectively	(39,884)	(34,588)

Total stockholders’ equity	181,552	169,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,237,097	$2,032,721

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2006 and 2005
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2006	8,138,752	$1,856	$(34,588)	$207,372	$1,431	$(6,282)	$169,789
Net income					25,293		25,293
Exercise of stock options	89,112	18		3,284			3,302
Purchase of treasury stock	(106,614)		(5,476)				(5,476)
Sale of treasury stock	5,730		180	61			241
Cash dividend					(11,821)		(11,821)
Minimum pension liability adjustment						(10)	(10)
Net unrealized gain on securities available for sale						234	234

Balance at September 30, 2006	8,126,980	$1,874	$(39,884)	$210,717	$14,903	$(6,058)	$181,552

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2005	7,359,160	$1,680	$(29,313)	$185,438	$1,492	$365	$159,662
Net income					23,227		23,227
Exercise of stock options	112,248	22		3,818			3,840
Purchase of treasury stock	(98,507)		(4,906)				(4,906)
Sale of treasury stock	7,473		217	64			281
Cash dividend					(10,186)		(10,186)
Minimum pension liability adjustment						195	195
Net unrealized loss on securities available for sale						(5,002)	(5,002)

Balance at September 30, 2005	7,380,374	$1,702	$(34,002)	$189,320	$14,533	$(4,442)	$167,111

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Nine Months
	Ended September 30,

	2006	2005

Operating Activities:
Net income	$25,293	$23,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,604	1,521
Depreciation and amortization	1,938	1,483
Realized loss (gain) on security transactions, net	200	(3)
Amortization of premiums on securities, net	510	2,067
Stock option expense and related tax benefits	727	489
Deferred taxes (benefit)	1,507	(775)
Increase (decrease) in deferred loan fees, net	369	(68)
Increase in accrued interest and other receivables	(3,921)	(616)
Increase in other assets	(5,681)	(966)
Excess tax benefits from share-based payment arrangements	(256)	(223)
Increase in accrued interest and other liabilities	713	1,839
Other changes, net	(18)	329

Net cash provided by operating activities	22,985	28,304

Investing Activities:
Net decrease (increase) in Federal funds sold	4,460	(105,166)
(Increase) decrease in FHLB stock	(1,734)	1,051
Proceeds from maturities and paydowns of securities available for sale	114,805	105,178
Proceeds from maturities and paydowns of securities held to maturity	8,244	15,804
Proceeds from sales of securities available for sale	45,434	—
Purchases of securities available for sale	(196,967)	(139,339)
Decrease in payable for securities purchased	—	(491)
Net increase in loans	(165,327)	(85,284)
Net purchases of premises and equipment	(9,719)	(992)

Net cash used in investing activities	(200,804)	(208,747)

Financing Activities:
Net increase in deposits	125,103	206,337
Net increase in securities sold under repurchase agreements and short-term borrowings	75,516	2,126
Repayment of other borrowings	(31,269)	(18)
Proceeds from other borrowings	22,550	—
Proceeds from issuance of common stock	2,575	3,351
Excess tax benefits from share-based payment arrangements	241	281
Proceeds from sale of treasury stock	256	223
Cash dividends paid	(11,821)	(10,186)
Acquisition of treasury stock	(5,476)	(4,906)

Net cash provided by financing activities	177,675	197,208

(Decrease) increase in Cash and Due from Banks	(144)	16,273
Cash and due from banks, beginning of period	47,776	32,428

Cash and due from banks, end of period	$47,632	$48,701

Supplemental Disclosures:
Interest paid	$28,387	$17,177
Income tax payments	14,031	11,697
Change in unrealized gain (loss) on securities available for sale — net of tax	234	(5,002)
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
      The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank (“HVB”), a New York chartered commercial bank headquartered in Westchester County, New York and NYNB Bank (“NYNB”), a New York chartered commercial bank headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is an independent bank established in 1972. NYNB, an independent bank, is the successor to New York National Bank, a national banking association which the Company acquired effective January 1, 2006. HVB has 15 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, and 1 in Queens County, New York. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York. In August 2006, HVB received regulatory approval to open a full service branch in Rockland County at 254 South Main Street, New City, New York. HVB anticipates opening the branch in the first quarter of 2007.
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
2.     Summary of Significant Accounting Policies
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2006 and the results of its operations, comprehensive income, for the three and nine month periods ended September 30, 2006 and 2005 and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2006 and 2005. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2006. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the

Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.
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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible assets are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2005 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the nine month period ended September 30, 2006 which would have required additional impairment evaluations.
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
      The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(000’s)
Deposit Premium	$3,907	$419	—	—
Customer Relationships	2,470	380	$2,470	$237
Employment Related	516	147	516	92

Total	$6,893	$946	$2,986	$329

      Intangible assets amortization expense was $205 and $617, respectively, for the three and nine month periods ended September 30, 2006, and $65 and $198, respectively, for the three and nine month periods ended September 30, 2005. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the five years subsequent to December 31, 2005.
      Goodwill totaled $7,519 and $6,064 at September 30, 2006 and December 31, 2005, respectively. Goodwill and other intangible assets are included in “Other assets” in the Company’s Consolidated Balance Sheets. The deferred income tax effects related to goodwill deductible for tax purposes and timing differences between the book and tax bases of identified intangible assets are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

4.  Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$8,883	$8,025	$25,293	$23,227
Denominator:
Denominator for basic earnings per common share — weighted average shares	8,137,486	8,135,490	8,139,869	8,103,719
Effect of dilutive securities:
Stock options	267,096	251,469	252,882	205,884

Denominator for diluted earnings per common share — adjusted weighted average shares	8,404,582	8,386,959	8,392,751	8,309,603
Basic earnings per common share	$1.09	$0.99	$3.11	$2.87
Diluted earnings per common share	1.05	0.96	3.01	2.80
Dividends declared per share	0.49	0.39	1.45	1.14
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Service cost	$77	$65	$230	$196
Interest cost	131	120	392	359
Amortization of transition obligation	13	18	39	55
Amortization of prior service cost	37	37	110	110
Amortization of net loss	52	72	159	155

Net periodic pension cost	$310	$312	$930	$875

      The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2005 Annual Report on Form 10-K that it expected to contribute $513 to the unfunded defined benefit plans during 2006. For the three and nine month periods ended September 30, 2006, the Company contributed $128 and $385 to these plans.
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
      The following table summarizes stock option activity for the nine month period ended September 30, 2006:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value(1)	Contractual
	Shares	Price	($000’s)	Term(Yrs)

Outstanding at December 31, 2005	773,868	$26.87
Granted at fair value	193,421	42.45
Exercised	(89,112)	29.51
Forfeited or Expired	(6,716)	28.89

Outstanding at September 30, 2006	871,461	30.10	$14,507	6.8

Exercisable at September 30, 2006	568,759	27.60	10,892	6.1

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on changes in the market value of the Company’s stock.
      The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the nine month periods ended September 30, 2006 and 2005.

	Nine Month
	Period Ended
	September 30,

	2006	2005

Weighted average assumptions:
Dividend Yield	4.4%	4.8%
Expected volatility	9.6%	5.8%
Risk-free interest rate	4.3%	3.6%
Expected lives (years)	5.1	4.9
      The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.
      The weighted average fair values of options granted during the nine month periods ended September 30, 2006 and 2005 was $2.61 per share and $0.79 per share, respectively. Net compensation expense of $81 and $471 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2006, respectively. The total tax benefit related thereto was $20 and $135, respectively. Net compensation expense of $114 and $266 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2005, respectively. The total tax benefit related thereto was $39 and $79, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $360 at September 30, 2006. This expense is expected to be recognized over a weighted-average period of 2.0 years.
      The following table presents a summary status of the Company’s non-vested options as of September 30, 2006, and changes during the nine month period ended September 30, 2006:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2005	271,516	$32.82
Granted	87,283	44.67
Vested	(53,131)	31.62
Forfeited or Expired	(2,966)	41.40
Non-vested at September 30, 2006	302,702	36.36
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
      Accounting for Certain Hybrid Financial Instrument — In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 changes the accounting for various derivatives and securitized financial assets. SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on its consolidated results of operations and financial condition.
      Fair Value Measurements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a framework for measuring the fair value of assets and liabilities and requires additional disclosure about fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No. 157 on its consolidated results of operations and financial condition.
      Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”(“SFAS No. 158”). This statement, which amends FASB Statement Nos. 87, 88, 106 and 132R, requires employers to recognize the overfunded and underfunded status of a defined benefit postretirement plan as an asset or a liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, net of tax. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to initially recognize the funded status of the plan and to provide the required disclosures is December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently analyzing the potential effect adopting SFAS No. 158 will have on its consolidated results of operations and financial condition.
      Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements — In September 2006, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. Management does not expect the adoption of SAB 108 to have a material effect on its consolidated results of operations and financial condition.
      Other — Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2006 and consolidated results of operations for the three and nine month periods ended September 30, 2006 and September 30, 2005. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, and its subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Employment Corp., HVB Realty Corp., HVB Leasing Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and NYNB Bank and its subsidiary 369 East 149thStreet Corp. (collectively “NYNB”). NYNB Bank was acquired by the Company effective January 1, 2006 and its financial condition and results of operations are included as of and for the three and nine month periods ended September 30, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplementary financial information contained in the Company’s 2005 Annual Report on Form 10-K.

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
      Net income for the three month period ended September 30, 2006 was $8.9 million or $1.05 per diluted share, an increase of $0.9 million or 11.3 percent compared to $8.0 million or $0.96 per diluted share for the three month period ended September 30, 2005. Net income for the nine month period ended September 30, 2006 was $25.3 million or $3.01 per diluted share, an increase of $2.1 million or 9.1 percent compared to $23.2 million or $2.80 per diluted share for the nine month period ended September 30, 2005. The Company achieved substantial growth in both of its core businesses, loans and deposits, during the nine month period ended September 30, 2006, primarily as a result of the acquisition of NYNB, the addition of new customers and additional loans to existing customers, partially offset by declines in certain deposit balances related to a slowdown in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at September 30, 2006 had approximately $917 million in assets under management as compared to approximately $740 million at September 30, 2005.
      Interest rates, particularly short-term interest rates, rose gradually during 2005 and the first half of 2006. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, has not been accompanied with similar increases in longer term interest rates, resulting in a flattening yield curve. This condition has put downward pressure on the Company’s net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.
      As a result of the effects of the rise in short-term interest rates, and the growth in the Company’s core businesses of loans and deposits, including the acquisition of NYNB, tax equivalent basis net interest income increased $3.1 million or 13.5 percent to $26.1 million for the three month period ended September 30, 2006, compared to $23.0 million for the same period in the prior year, and increased $11.6 million or 17.6 percent to $77.5 million for the nine month period ended September 30, 2006, compared to $65.9 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.2 million and $3.7 million for the three and nine month periods ended September 30, 2006 and $1.2 million and $3.6 million for the three and nine month periods ended September 30, 2005.
      Non interest income, excluding securities net gains, was $3.4 million for the three month period ended September 30, 2006, an increase of $1.1 million or 47.8 percent compared to $2.3 million for the same period in the prior year. Non interest income, excluding securities net gains, was $10.2 million for the nine month period ended September 30, 2006, an increase of $3.4 million or 50.0 percent compared to $6.8 million for the same period in the prior year. The increases were primarily due to growth in the investment advisory fee income of A.R. Schmeidler & Co., Inc., growth in deposit activity and other service fees and increases in scheduled fees.
      Non interest expense was $14.1 million for the three month period ended September 30, 2006, an increase of $2.7 million or 23.6 percent compared to $11.4 million for the same period in the prior year. Non interest expense was $43.6 million for the nine month period ended September 30, 2006, an increase of $10.8 million or 33.0 percent compared to $32.8 million for the same period in the prior year. The increases reflect the Company’s continued investment in its branch network, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers. Included in these expenses were approximately $1.5 million and $5.7 million, respectively, for the three and nine month periods ended September 30, 2006, of additional operating expenses of NYNB and certain nonrecurring expenses related to the acquisition and operational integration of NYNB.
      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at September 30, 2006 reflects minimal near term interest rate risk with the Company’s net interest income decreasing slightly if rates rise or fall.
      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity is sufficient for its current business needs.
      The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Company, HVB, and NYNB each exceeded all current regulatory capital requirements to be considered in the “well capitalized” category at September 30, 2006. Management intends to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2006. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.
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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2005 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the nine month period ended September 30, 2006 which would have required additional impairment evaluations.
Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and September 30, 2005

Summary of Results
      The Company reported net income of $8.9 million for the three month period ended September 30, 2006, an increase of $0.9 million or 11.3 percent compared to $8.0 million reported for the three month period ended September 30, 2005. Net income for the nine month period ended September 30, 2006 was $25.3 million, an increase of $2.1 million or 9.1 percent compared to $23.2 million for the nine month period ended September 30, 2005. The increases in net income in the current year periods compared to the prior year periods resulted from higher net interest income and higher non interest income, partially offset by higher non interest expense, higher income taxes and higher provisions for loan losses. In addition, the nine month period ended September 30, 2006 included $0.2 million pretax losses on sales of $45.6 million of securities available for sale, conducted as part of the Company’s ongoing asset/liability management efforts.
      Diluted earnings per share were $1.05 for the three month period ended September 30, 2006, an increase of $0.09 or 9.4 percent compared to $0.96 reported for the same period in the prior year. Diluted earnings per share were $3.01 for the nine month period ended September 30, 2006, an increase of $0.21 or 7.5 percent compared to $2.80 reported for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 19.1 percent and 1.6 percent, respectively, for the three month period ended September 30, 2006, compared to 19.0 percent and 1.6 percent, respectively, for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 18.6 percent and 1.5 percent, respectively, for the nine month period ended September 30, 2006, compared to 18.8 percent and 1.6 percent, respectively, for the same period in the prior year.

  Average Balances and Interest Rates
      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2006 and September 30, 2005, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2006 and 2005.

	Three Months Ended September 30,

	2006			2005

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$5,154	$58	4.50%	$5,004	$23	1.84%
Federal funds sold	5,959	77	5.17	24,885	225	3.62
Securities:(1)
Taxable	728,105	8,816	4.84	703,277	7,098	4.04
Exempt from federal income taxes	213,942	3,488	6.52	202,281	3,427	6.78
Loans, net(2)	1,141,819	24,635	8.63	943,911	18,795	7.96

Total interest earning assets	2,094,979	37,074	7.08	1,879,358	29,568	6.29

Non interest earning assets:
Cash and due from banks	45,658			41,358
Other assets	78,298			51,805

Total non interest earning assets	123,956			93,163

Total assets	$2,218,935			$1,972,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$446,547	$2,683	2.40%	$385,027	$1,104	1.15%
Savings	95,055	167	0.70	75,651	101	0.53
Time	226,034	1,976	3.50	180,309	1,041	2.31
Checking with interest	133,272	278	0.83	123,962	98	0.32
Securities sold under repurchase agreements and other short-term borrowings	236,684	2,986	5.05	173,015	1,347	3.11
Other borrowings	254,380	2,883	4.53	263,105	2,896	4.40

Total interest bearing liabilities	1,391,972	10,973	3.15	1,201,069	6,587	2.19

Non interest bearing liabilities:
Demand deposits	610,604			582,251
Other liabilities	30,406			20,248

Total non interest bearing liabilities	641,010			602,499

Stockholders’ equity(1)	185,953			168,953

Total liabilities and stockholders’ equity(1)	$2,218,935			$1,972,521

Net interest earnings		$26,101			$22,981

Net yield on interest earning assets			4.98%			4.89%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,221 and $1,199 for the three month periods ended September 30, 2006 and September 30, 2005, respectively.

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2006 and September 30, 2005, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2006 and 2005.

	Nine Months Ended September 30,

	2006			2005

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$4,493	$136	4.04%	$3,788	$65	2.29%
Federal funds sold	15,121	530	4.67	19,114	458	3.19
Securities:(1)
Taxable	734,622	25,707	4.67	703,445	21,014	3.98
Exempt from federal income taxes	213,517	10,597	6.62	199,824	10,225	6.82
Loans, net(2)	1,108,129	70,085	8.43	913,414	51,979	7.59

Total interest earning assets	$2,075,382	107,055	6.88	1,839,585	83,741	6.07

Non interest earning assets:
Cash and due from banks	45,729			41,963
Other assets	77,712			51,927

Total non interest earning assets	123,441			93,890

Total assets	$2,199,323			$1,933,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$433,684	$6,415	1.97%	$377,138	$2,754	0.97%
Savings	98,560	489	0.66	74,529	288	0.52
Time	233,654	5,295	3.02	184,186	2,612	1.89
Checking with interest	133,867	708	0.71	125,320	265	0.28
Securities sold under repurchase agreements and other short-term borrowings	228,384	7,922	4.62	170,168	3,368	2.64
Other borrowings	260,554	8,725	4.46	263,111	8,601	4.36

Total interest bearing liabilities	1,388,703	29,554	2.84	1,194,392	17,888	2.00

Non interest bearing liabilities:
Demand deposits	597,596			554,777
Other liabilities	31,549			19,627

Total non interest bearing liabilities	629,145			574,404

Stockholders’ equity(1)	181,475			164,679

Total liabilities and stockholders’ equity(1)	$2,199,323			$1,933,475

Net interest earnings		$77,501			$65,833

Net yield on interest earning assets			4.98%			4.77%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $3,709 and $3,579 for the nine month periods ended September 30, 2006 and September 30, 2005, respectively.

  Interest Differential
      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2006 and September 30, 2005.

	(000’s)

	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$1	$32	$33	$12	$58	$70
Federal funds sold	(171)	23	(148)	(96)	168	72
Securities:
Taxable	251	1,469	1,720	931	3,763	4,694
Exempt from federal income taxes(2)	198	(137)	61	701	(329)	372
Loans, net	3,941	1,899	5,840	11,081	7,025	18,106

Total interest income	4,220	3,286	7,506	12,629	10,685	23,314

Interest expense:
Deposits:
Money market	176	1,403	1,579	413	3,248	3,661
Savings	26	40	66	93	108	201
Time	264	671	935	703	1,980	2,683
Checking with interest	7	173	180	18	425	443
Securities sold under repurchase agreements and other short-term borrowings	495	1,145	1,640	1,152	3,402	4,554
Other borrowings	(96)	81	(15)	(84)	207	123

Total interest expense	872	3,513	4,385	2,295	9,370	11,665

Increase in interest differential	$3,348	$(227)	$3,121	$10,334	$1,315	$11,649

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2006 and 2005.

Net Interest Income
      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and nine month periods ended September 30, 2006, net interest income, on a tax equivalent basis, increased $3.1 million or 13.5 percent to $26.1 million and $11.6 million or 17.6 percent to $77.5 million, respectively, compared to $23.0 million and $65.9 million for the same periods in the prior year. Net interest income for the three month period ended September 30, 2006 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $24.7 million or 3.6 percent to $703.0 million compared to $678.3 million for the same period in the prior year, and an increase in the tax equivalent basis net interest margin to 4.99% in 2006 from 4.89% in the prior year period. Net interest income for the nine month period ended September 30, 2006 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $41.5 million or 6.4 percent to $686.7 million compared to $645.2 million for the same period in the prior year, and an increase in the tax equivalent basis net interest margin to 4.98% in 2006 from 4.77% in the prior year period.
      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $7.5 million or 25.3 percent to $37.1 million and $23.4 million or 28.0 percent to $107.1 million, respectively, for the three and nine month periods ended

September 30, 2006, compared to $29.6 million and $83.7 million for the same periods in the prior year. Average interest earning assets increased $214.1 million or 11.4 percent to $2,095.5 million and $235.8 million or 12.8 percent to $2,075.4 million, respectively, for the three and nine month periods ended September 30, 2006, compared to $1,879.4 million and $1,839.6 million for the same periods in the prior year. Volume increases in interest bearing deposits, taxable securities, tax-exempt securities and loans and generally higher interest rates, contributed to the higher interest income in the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year.
      Average total securities, excluding average net unrealized losses on available for sale securities, increased by $36.4 million or 4.0 percent to $942.0 million and by $44.8 million or 5.0 percent to $948.1 million, respectively, for the three and nine month periods ended September 30, 2006, compared to $905.6 million and $903.3 million for the same periods in the prior year. The increases in average total securities in the three and nine month periods ended September 30, 2006, compared to the same periods in the prior year, resulted primarily from the acquisition of NYNB. The average yields on securities were higher for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year. Average tax equivalent basis yields on securities for the three and nine month periods ended September 30, 2006 were 5.22 percent and 5.11 percent, respectively, compared to 4.65 percent and 4.61 percent for the same periods in the prior year. As a result, tax equivalent basis interest income from securities was higher for the three and nine month periods ended September 30, 2006, compared to the same periods in the prior year, due to higher volume and higher interest rates.
      Average net loans increased $197.9 million or 21.0 percent to $1,141.8 million and $194.7 million or 21.3 percent to $1,108.1 million, respectively, for the three and nine month periods ended September 30, 2006, compared to $943.9 million and $913.4 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration, including the acquisition of NYNB. Average yields on loans were 8.63 percent and 8.43 percent, respectively, for the three and nine month periods ended September 30, 2006 compared to 7.96 percent and 7.59 percent for the same periods in the prior year. As a result, interest income on loans was higher for the three and nine month periods ended September 30, 2006, compared to the same periods in the prior year, due to higher volume and higher interest rates.
      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $4.4 million or 66.7 percent to $11.0 million and $11.7 million or 65.4 percent to $29.6 million, respectively, for the three and nine month periods ended September 30, 2006, compared to $6.6 million and $17.9 million for the same periods in the prior year. Average interest bearing liabilities increased $190.9 million or 15.9 percent to $1,392.0 million and $194.3 million or 16.3 percent to $1,388.7 million, respectively, for the three and nine month periods ended September 30, 2006, compared to $1,201.1 million and $1,194.4 million for the same periods in the prior year. The increase in average interest bearing liabilities for the three and nine month periods ended September 30, 2006, compared to the same periods in the prior year, resulted from volume increases in checking with interest, money market deposits, savings deposits, time deposits, securities sold under agreements to repurchase and other short-term borrowings, partially offset by a volume decrease in other borrowed funds. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches as well as increases arising from the acquisition of NYNB. Average borrowed funds increased $55.0 million or 12.6 percent to $491.1 million and $55.6 million or 12.8 percent to $488.9 million for the three and nine month periods ended September 30, 2006, compared to $436.1 million and $433.3 million for the same periods in the prior year. The increase in borrowings was utilized primarily to fund loan growth. Average interest rates on interest bearing liabilities were higher during the three and nine month periods ended September 30, 2006, compared to the same periods in the prior year, due to higher average interest rates on deposits, short-term borrowings and long-term borrowings. As a result, interest expense was higher for the three and nine month periods ended September 30, 2006, compared to the same periods in the prior year due to higher volume and higher average interest rates.
      Average non interest bearing demand deposits increased $28.3 million or 4.9 percent to $610.6 million and $42.8 million or 7.7 percent to $597.6 million, respectively, for the three and nine month periods ended

September 30, 2006, compared to $582.3 million and $554.8 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested in loans and securities.
      The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,

	2006	2005	2006	2005

Average interest rate on:
Total average interest earning assets	7.08%	6.29%	6.88%	6.07%
Total average interest bearing liabilities	3.15	2.19	2.84	2.00
Total interest rate spread	3.93	4.10	4.04	4.07
      Interest rate spreads decreased in the current year periods, compared to the prior year periods. These decreases reflect the greater increase in interest rates on interest bearing liabilities as compared to interest rates on interest earning assets, particularly in the three month period ended September 30, 2006. Management cannot predict what impact market conditions or competition will have on its interest rate spread, and continued compression in net interest rate spread may occur in the future.
     Provision for Loan Losses
      The Company recorded a provision for loan losses of $0.5 million for both three month periods ended September 30, 2006 and 2005, respectively. The Company recorded a provision for loan losses of $1.6 million and $1.5 million for the nine month periods ended September 30, 2006 and 2005, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.
     Non Interest Income
      Non interest income, excluding net gains on securities available for sale, was $3.4 million for the three month period ended September 30, 2006, an increase of $1.1 million or 47.8 percent from $2.3 million for the same period in the prior year. Non interest income, excluding net gains and losses on available for sales securities, was $10.2 million for the nine month period ended September 30, 2006, an increase of $3.4 million or 50.0 percent from $6.8 million for the same period in the prior year. The Company’s acquisition of NYNB contributed $0.4 million and $1.4 million to non interest income for the three and nine month periods ended September 30, 2006, respectively.

•	Service charges increased $0.2 million or 20.2 percent to $1.2 million and $0.4 million or 14.0 percent to $3.4 million for the three and nine month periods ended September 30, 2006, compared to $1.0 million and $3.0 million for the same periods in the prior year. These increases reflect new fees, a higher level of fees charged and increased activity.

•	Investment advisory fee income increased $0.7 million or 61.6 percent to $1.8 million and $2.0 million or 61.8 percent to $5.2 million for the three and nine month periods ended September 30, 2006, compared to $1.1 million and $3.2 million for the same periods in the prior year. The increase in the three month period ended September 30, 2006 compared to the same period in the prior year, was primarily due to increases in assets under management, resulting from net increases in assets from existing customers and the addition of new customers, partially offset by decreases in net asset values. The increase in the nine month period ended September 30, 2006 compared to the same period in the prior year, was primarily due to increases in assets under management, resulting from net increases in assets from existing customers, the addition of new customers and net increases in asset values.

•	Other income increased $0.3 million or 152.8 percent to $0.5 million and $1.0 million or 172.8 percent to $1.6 million for the three and nine month periods ended September 30, 2006, compared to

$0.2 million and $0.6 million for the same periods in the prior year. The increase was primarily due to increases in miscellaneous customer services fees and the acquisition of NYNB.

      Gains and losses on sales or redemptions of securities were not significant in either the current or prior year periods.
     Non Interest Expense
      Non interest expense for the three and nine month periods ended September 30, 2006 increased 23.6 percent to $14.1 million from $11.4 million and 33.0 percent to $43.7 million from $32.8 million in the prior year periods. These increases reflect the overall growth of the Company, including the acquisition of NYNB, and resulted from increases in salaries and employee benefits expense, occupancy expense, professional services expense, equipment expense, business development expense and other operating expenses for both the three and nine month periods ended September 30, 2006, as compared to the prior year periods.
      Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2006 increased 22.0 percent to $8.1 million from $6.7 million and 28.3 percent to $24.3 million from $18.8 million, as compared to prior year periods. The increase resulted from additional staff related to the acquisition of NYNB, additional staff to accommodate the growth in loans and deposits, new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.
      Occupancy expense for the three and nine month periods ended September 30, 2006 increased 57.4 percent to $1.5 million from $0.9 million and 62.4 percent to $4.4 million from $2.7 million in the prior year periods. These increases reflected additional expenses due to the acquisition of NYNB, the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.
      Professional services for the three and nine month periods ended September 30, 2006 decreased 4.9 percent to $1.0 million from $1.1 million and increased 16.3 percent to $3.7 million from $3.2 million in the prior year periods. The decrease in the current three month period as compared to the prior period was due to expenses related to a consultant’s review of the Company’s compensation programs in the prior period. The increase in the current nine month period as compared to the prior period was due to expenses related to the acquisition of NYNB and higher audit costs.
      Equipment expense for the three and nine month periods ended September 30, 2006 increased 19.6 percent to $0.7 million from $0.6 million and 17.9 percent to $2.0 million from $1.7 million in the prior year periods. The increases resulted from additional expenses related to the acquisition of NYNB and increased maintenance costs compared to the prior year periods.
      Business development expense for the three and nine month periods ended September 30, 2006 increased 22.9 percent to $0.5 million from $0.4 million and 22.3 percent to $1.6 million from $1.3 million in the prior year. The increases were due to increased costs related to increased participation in public relations events and increased promotion of Bank products.
      The assessment of the FDIC for the three and nine month periods ended September 30, 2006 increased 118.6 percent to $94,000 from $43,000 and 117.3 percent to $0.3 million from $0.1 million in the prior year. This increase was primarily due to increases in deposits subject to assessment which resulted from the acquisition of NYNB.
      Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2006 as compared to September 30, 2005, were due to the following (all items include the impact of the acquisition of NYNB):

•	Increases of $64,000 (27.2%) and $219,000 (32.7%), respectively, in office supplies due to the acquisition of NYNB.

•	Decrease of $53,000 (123.3%) and an increase $43,000 (107.5%), respectively, in other insurance expense. The decrease results from a premium refund received by NYNB and the increase resulted from increases in banker’s professional insurance costs and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance programs.

•	Decreases of $17,000 (12.8%) and $46,000 (15.0%), respectively, in other loan expenses due to decreases in residential mortgage recording fees partially offset by increased activity in credit reports and investigations.

•	Increases of $72,000 (18.0%) and $849,000 (72.0%), respectively, in outside services costs due to increased data processing costs and additional expenses resulting from a service termination fee related to the acquisition of NYNB.

•	Increases of $29,000 (17.1%) and $201,000 (38.3%), respectively, in courier expenses due to an increase in customer utilization and increased fuel costs.

•	Increases of $22,000 (21.6%) and $18,000 (5.1%), respectively, in dues, meetings and seminar expense due to increased participation in such events.

•	Increases of $100,000 (46.9%) and $177,000 (25.1%), respectively, in communications expense due to added voice and data lines associated with the expansion of technology usage and growth in customer and business activity.
     Income Taxes
      Income taxes of $4.9 million and $13.4 million, respectively, were recorded in the three and nine month periods ended September 30, 2006, compared to $4.1 million and $11.6 million, respectively, for the same periods in the prior year. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.5 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rates were 35.3 percent and 34.5 percent, respectively, for the three and nine month periods ended September 30, 2006, compared to 33.6 percent and 33.2 percent, respectively, for the same periods in the prior year. The increase in the overall effective tax rates for the 2006 periods, compared to the prior year periods, resulted from increases in the percentages of income subject to New York State and New York City taxes.
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
Financial Condition

Assets
      The Company had total assets of $2,237.1 million at September 30, 2006, an increase of $204.4 million or 10.1 percent from $2,032.7 million at December 31, 2005.

Federal Funds Sold
      Federal funds sold totaled $12.9 million at September 30, 2006, a decrease of $4.4 million or 25.7 percent from $17.3 million at December 31, 2005. The decrease resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

Securities and FHLB Stock
      The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $11.2 million at September 30, 2006 comprised primarily of obligations of municipalities located within the Company’s market area.
      Securities totaled $912.2 million at September 30, 2006, an increase of $28.2 million or 3.2 percent from $884.0 million at December 31, 2005. This increase resulted primarily from the acquisition of NYNB. Securities classified as available for sale, which are recorded at estimated fair value, totaled $870.2 million at September 30, 2006, an increase of $36.3 million or 4.4 percent from $833.9 million at December 31, 2005. Securities classified as held to maturity, which are recorded at amortized cost, totaled $41.9 million at September 30, 2006, a decrease of $8.2 million or 16.8 percent from $50.1 million at December 31, 2005. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at September 30, 2006:

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$137,286	$18	$2,764	$134,540
Mortgage-backed securities	473,469	168	9,608	464,029
Obligations of state and political subdivisions	209,828	3,584	832	212,580
Other debt securities	28,203	340	5	28,538

Total debt securities	848,786	4,110	13,209	839,687
Mutual funds and other equity securities	30,364	600	424	30,540

Total	$879,150	$4,710	$13,633	$870,227

Classified as Held to Maturity

Mortgage-backed securities	$36,814	—	$665	$36,149
Obligations of states and political subdivisions	5,130	$71	6	5,195

Total	$41,944	$71	$671	$41,344

      U.S. Treasury and government agency obligations classified as available for sale totaled $134.6 million at September 30, 2006, an increase of $18.4 million or 15.8 percent from $116.2 million at December 31, 2005. The increase was due to purchases of $47.0 million and other increases of $0.3 million partially offset by maturities and calls of $18.2 million and sales of $10.7 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at September 30, 2006 or at December 31, 2005.
      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $464.0 million at September 30, 2006, an increase of $4.6 million or 1.0 percent from $459.4 million at December 31, 2005. The increase was due to purchases of $118.4 million and other increases of $0.6 million partially offset by maturities and principal paydowns of $78.5 million and sales of $34.7 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $36.8 million at September 30, 2006, a decrease of $8.2 million or 18.2 percent from $45.0 million at December 31, 2005. The decrease was due to maturities and principal paydowns of $8.2 million. The purchases of available for sale securities consisted of fixed rate mortgage-backed securities with average lives of five years or less at the time of purchase.
      Obligations of state and political subdivisions classified as available for sale totaled $212.6 million at September 30, 2006, an increase of $6.5 million or 3.2 percent from $206.1 million at December 31, 2005. The increase was due to purchases of $25.0 million and other changes of $0.2 million partially offset by maturities and calls of $18.1 million and sales of $0.2 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both September 30, 2006 and December 31, 2005. The combined available for sale and held to maturity obligations at September 30, 2006 were comprised of approximately 68 percent of New York State political subdivisions and 32 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.
      Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $28.5 million at September 30, 2006, a increase of $0.7 million or 2.5 percent from $27.8 million at December 31, 2005. The increase resulted from purchases of $0.4 million and other changes of $0.3 million. All other debt securities are classified as available for sale.
      Mutual funds and other equity securities totaled $30.5 million at September 30, 2006, an increase of $6.2 million or 25.5 percent from $24.3 million at December 31, 2005. The increase resulted from purchases of $6.2 million. All mutual funds and other equity securities are classified as available for sale.
      The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. Investments in FHLB stock totaled $15.4 million at September 30, 2006, and $13.7 million at December 31, 2005.
      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2006 or December 31, 2005.

Loans
      Net loans totaled $1,173.2 million at September 30, 2006, an increase of $163.4 million or 16.2 percent from $1,009.8 million at December 31, 2005. The increase resulted principally from a $64.0 million increase in construction loans, a $47.5 million increase in commercial real estate loans, a $39.8 million increase in commercial and industrial loans, a $14.5 million increase in residential real estate loans, a $0.5 million increase in loans to individuals and a $0.3 million increase in lease financing. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities, and more effective market penetration, including the acquisition of NYNB.
      Major classifications of loans at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

	(000’s)
Real Estate:
Commercial	$267,881	$220,384
Construction	242,701	178,731
Residential	290,858	276,384
Commercial and industrial	356,684	316,907
Individuals	26,164	25,632
Lease financing	8,685	8,348

Total	1,192,973	1,026,386
Deferred loan fees, net	(3,409)	(3,042)
Allowance for loan losses	(16,389)	(13,525)

Loans, net	$1,173,175	$1,009,819

      The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more and still accruing as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

	(000’s except percentages)
Non-accrual loans at period end	$5,759	$3,837
Loans past due 90 days or more and still accruing	8,036	3,522
Nonperforming assets to total assets at period end	0.26%	0.19%

      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $361,000 and $283,000 for the nine month period ended September 30, 2006 and the year ended December 31, 2005, respectively. There was no interest income on nonperforming assets included in net income for the three and nine month periods ended September 30, 2006 and the year ended December 31, 2005.
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
      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	September 30,	Change During	December 31,
	2006	Period	2005

	(000’s)
Specific component	$1,669	$369	$1,300
Formula component	1,070	445	625
Unallocated component	13,650	2,050	11,600

Total allowance	$16,389		$13,525

Net change		2,864
Amount acquired		1,529
Net chargeoffs		(269)

Provision amount		$1,604

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
      The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at September 30, 2006.

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Company’s market area and the steady rise in short-term interest rates which began in the third quarter of 2004, continued throughout 2005 and the first half of 2006. Such conditions have had negative effects on the demand for and value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty or possible slowing economic conditions are part of the determination of the unallocated component of the allowance.

•	Concentration — Construction loans increased to $242.7 million or 20.3 percent of total loans at September 30, 2006 from $178.7 million or 17.4 percent of total loans at December 31, 2005. These loans generally have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Delinquencies increased both within the HVB and NYNB portfolios during the nine months ended September 30, 2006. In addition, the dollar amount of nonperforming loans increased, partially due to the addition of $1.0 million of nonperforming loans acquired with NYNB. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, which is believed to have been mainly attributable to the continued stability in real estate values in the Company’s primary market area, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, an increase in the inventory of new residential construction and its time on the market and recent indications of a decline in real estate values in the Company’s primary market area may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impacted the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	New loan products — The Company introduced a series of low cost home equity products since the fourth quarter of 2002. As of September 30, 2006, home equity loans represent approximately 6.8 percent of total loans. Any probable losses with respect to these products are not reflected in the formula component of the allowance for loan losses since there is no loss history.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $2.1 million increase in the unallocated component of the allowance to $13.7 million reflects our best estimate of probable losses which have been incurred as of September 30, 2006.

Deposits
      Deposits totaled $1,533.1 million at September 30, 2006, an increase of $125.1 million or 8.9 percent from $1,408.0 million at December 31, 2005. The following table presents a summary of deposits at September 30, 2006 and December 31, 2005:

	(000’s)

	September 30,	December 31,	Increase
	2006	2005	(Decrease)

Demand deposits	$608,469	$576,032	$32,437
Money market accounts	442,254	421,720	20,534
Savings accounts	92,885	73,028	19,857
Time deposits of $100,000 or more	178,833	149,231	29,602
Time deposits of less than $100,000	63,006	57,217	5,789
Checking with interest	147,651	130,767	16,884

Total Deposits	$1,533,098	$1,407,995	$125,103

      The increase in deposits resulted from the acquisition of NYNB, new account relationships, and increased account activity, partially offset by seasonal decreases in certain accounts consistent with activity experienced by the Company in prior years, as well as decreases in deposits associated with a decline in real estate related activity.

Borrowings
      Total borrowings were $502.0 million at September 30, 2006, an increase of $66.8 million or 15.4 percent from $435.2 million at December 31, 2005. The overall increase resulted from a $35.5 million increase in short-term repurchase agreements and a $40.0 million increase in other short-term borrowings partially offset by a $8.7 million decrease in FHLB term borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity
      Stockholders’ equity totaled $181.6 million at September 30, 2006, an increase of $11.8 million or 6.9 percent from $169.8 million at December 31, 2005. Increases in stockholders’ equity resulted from net income of $25.3 million for the nine month period ended September 30, 2006, $3.3 million proceeds from stock options exercised, $0.2 million sales of treasury stock, and a $0.2 million increase in accumulated comprehensive income, principally as a result of an increase in the net unrealized value of securities available for sale. Decreases in stockholders’ equity resulted from $11.8 million cash dividends paid on common stock and $5.4 million purchases of treasury stock.
      The Company’s and the Banks’ capital ratios at September 30, 2006 and December 31, 2005 are as follows:

			Minimum for
			Capital
	September 30,	December 31,	Adequacy
	2006	2005	Purposes

Leverage ratio:
Company	7.9%	8.3%	4.0%
HVB	7.9	8.3	4.0
NYNB	7.3	—	4.0
Tier 1 capital:
Company	12.5%	13.8%	4.0%
HVB	12.5	13.8	4.0
NYNB	12.9	—	4.0
Total capital:
Company	13.7%	14.9%	8.0%
HVB	13.7	14.9	8.0
NYNB	14.1	—	8.0
      The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at September 30, 2006.
     Liquidity
      The Company’s liquid assets, at September 30, 2006, include cash and due from banks of $47.6 million and Federal funds sold of $12.9 million. Other sources of liquidity at September 30, 2006 include maturities and principal payments on loans and securities, including approximately $315.0 million of loans, excluding installment loans to individuals, real estate loans other than construction loans and lease financing, maturing in one year or less, and approximately $151.4 million of securities having contractual maturities, expected call dates or average lives of one year or less. In addition, at September 30, 2006, the Banks had available borrowing facilities of $160 million from the FHLB, $85 million under four federal funds purchased facilities and $275 million available under Retail CD Brokerage Agreements. These facilities are subject to various terms and conditions including, in some cases, loan or securities collateral requirements. Based on the above facilities and additional collateral that could be sold under agreements to repurchase, the Banks’ available borrowing capacity was approximately $570 million at September 30, 2006.
      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.
Forward-Looking Statements
      The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2006. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      Quantitative and qualitative disclosures about market risk at December 31, 2005 were previously reported in the Company’s 2005 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2006 compared to December 31, 2005.
      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.
      All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2006. The Company had no derivative financial instruments in place at September 30, 2006.
      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2006 shows the Company’s net interest income decreasing slightly if rates rise or fall.

      The Company also prepares a static gap analysis which, at September 30, 2006, shows a negative cumulative static gap of $1.8 million in the one year time frame.
      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2006.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from September 30, 2006	Policy Limit

+200 basis points	(2.7)%	(5.0)%
-200 basis points	(1.8)%	(5.0)%
Item 4.     Controls and Procedures
      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended September 30, 2006, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
      Our business is subject to various risks. Management believes there have been no material changes in the risk factors included in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On July 11, 2006, the Company sold 5,730 shares of its common stock to existing common shareholders for $240,660 in cash in transactions that did not involve a public offering. These shares were sold to certain directors of the Company under a program where directors may elect to receive a portion of their director’s fees in common stock in lieu of cash. In conducting the sales, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The proceeds from the sales were used for general corporate purposes.
The following table sets forth information with respect to purchase made by the Company of its common stock during the three month period ended September 30, 2006.

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

July 1, 2006 - July 31, 2006(1)	3,377	$50.50	3,377
August 1, 2006 - August 29, 2006(1)	14,441	51.37	14,441
August 30, - August 31, 2006(2)	5,295	53.36	5,295

Total August 2006	19,376	52.05	19,376
September 1, 2006 - September 30, 2006(2)	13,008	55.54	4,560	95,440

Total	36,121	$53.16	27,673

(1)	In May 2006, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 100,000 of the Company’s shares at a price of $45.50 per share, or a price of $52.25 per share for transactions of at least 2,500 shares. This offer expired on August 29, 2006.

(2)	In August 2006, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 100,000 of the Company’s shares at a price of $46.75 per share, or a price of $53.75 per share for transactions of at least 2,500 shares. This offer expires on December 8, 2006.
Item 6.  Exhibits
      (A) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown

Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer
November 9, 2006