Form 10-K
period 2006-12-31
HUDSON VALLEY HOLDING CORP
filed 2007-03-15
CIK 722256

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

Class	Outstanding at March 1, 2007

Common Stock ($0.20 par value)	8,958,511 Shares

      The aggregate market value on June 30, 2006 of voting stock held by non-affiliates of the Registrant was approximately $236,539,000.

Documents incorporated by reference:

      Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference in Part III of this report and will be filed no later than 120 days from December 31, 2006.

FORM 10-K

			Page No.

PART I
	ITEM 1	BUSINESS	1
	ITEM 1A	RISK FACTORS	12
	ITEM 1B	UNRESOLVED STAFF COMMENTS	15
	ITEM 2	PROPERTIES	15
	ITEM 3	LEGAL PROCEEDINGS	15
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
PART II
	ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	16
	ITEM 6	SELECTED FINANCIAL DATA	20
	ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
	ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
	ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	57
	ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	89
	ITEM 9A	CONTROLS AND PROCEDURES	89
	ITEM 9B	OTHER INFORMATION	92
PART III
	ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	92
	ITEM 11	EXECUTIVE COMPENSATION	92
	ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS	92
	ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	92
	ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	92
PART IV
	ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	93
SIGNATURES			95
EX-3.1: AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-3.2: BY-LAWS
EX-3.3: SPECIMEN OF COMMON STOCK CERTIFICATE
EX-10.2: RESTATED AND AMENDED SUPPLEMENTAL RETIREMENT PLAN
EX-10.3: SUPPLEMENTAL RETIREMENT PLAN OF 1997
EX-10.5: SPECIMEN NON-STATUTORY STOCK OPTION AGREEMENT
EX-10.7: CONSULTING AGREEMENT
EX-11: STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS
EX-21: SUBSIDIARIES
EX-23: CONSENTS OF EXPERTS AND COUNSEL
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

ITEM 1 — BUSINESS

General

      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank (“HVB”), a New York chartered commercial bank headquartered in Westchester County, New York and NYNB Bank (“NYNB”), a New York chartered commercial bank headquartered in Bronx County, New York (together with HVB, “the Banks”). See “Item 1 — Business — Our Market Area” for discussion on our banking charters. HVB is an independent bank established in 1982. NYNB, an independent bank, is the successor to New York National Bank, a national banking association which the Company acquired effective January 1, 2006. HVB has 15 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, and 1 in Queens County, New York. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York.

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

Employees

      At December 31, 2006, we employed 395 full-time employees and 45 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

Our Market Area

      Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2003 census data, was $61,835. The County’s 2004 per capita income of $58,952 placed Westchester County among the highest of the nation’s counties. In 2005, the County’s unemployment rate was 4.1 percent, as compared to New York State at 5.0 percent and the United States at 5.8 percent. The County has over 30,000 businesses, which form a large portion of our current and potential customer base. We continue to evaluate expansion opportunities in Westchester County.

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

      New York City has many attractive attributes and we believe that there is an opportunity for community banks to service our niche markets of businesses and professionals very effectively. We expanded into the New York City market with the opening of our first branch in the Bronx in 1999 and subsequently opened a second branch in this borough in 2002. We entered the Manhattan market with the opening of a full-service branch in the Lincoln Building in 2002 and followed in April 2004 with a second full-service branch in lower Manhattan in the Woolworth Building. In December 2005 a third full-service branch was opened in Manhattan at 350 Park Avenue. Further expansion in New York City continued in 2003 with the opening of a loan production office in Rego Park, Queens which converted to a full-service branch in 2005. Our acquisition of New York National Bank in January 2006 has added three additional full-service branches in Manhattan and two additional full-service branches in the Bronx. We continue to evaluate expansion opportunities in these three, as well as the other two boroughs of New York City.

      We expanded into Rockland County, New York, by opening a full service branch in New City, New York in February 2007. Rockland County, New York, a suburban county, borders Westchester County, New York to the west. The County’s 2004 per capita income was $43,751. In 2004, the County’s unemployment rate was 4.4 percent. We believe the County offers attractive opportunities for us to develop new customers within our niche markets of businesses, professionals and not-for-profit organizations.

      We expect to expand further into Fairfield County, Connecticut by establishing a full-service branch in Stamford, Connecticut at a site to be determined. We are currently applying for regulatory approvals. Fairfield County has very similar attributes to Westchester County, New York, where we have had success in attracting and retaining customers. We expect to expand further in Fairfield County.

      In conjunction with our further expansion into Fairfield County, Connecticut, we have applied to the Office of the Comptroller of the Currency (“OCC”) to convert the Banks’ charters to national bank charters from our current New York state commercial bank charters. We believe this change will enhance our ability to expand on an inter state basis. We anticipate completion of the conversions in the second quarter of 2007.

Competition

      The banking and financial services business in our market area is highly competitive. There are approximately 146 banking institutions with 2,382 branch banking offices in our Westchester County, Rockland County, Fairfield County, Connecticut and New York City market area. These banking institutions had deposits of approximately $628 billion as of June 30, 2006 according to FDIC data. Our branches compete with local offices of large New York City commercial banks due to their proximity to and location within New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with us for both loans and deposits. We are smaller in size than most of our competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

      Our strategy is to increase earnings through growth within our existing market. Our primary market area, Westchester County, Rockland County, Fairfield County and New York City, has a high concentration of the types of customers that we desire to serve. We expect to continue to expand by opening new full-service banking facilities and loan production offices, by expanding deposit gathering and loan originations in our market area, by enhancing and expanding computerized and telephonic products, by diversifying our products and services, by acquiring other banks and related businesses and through strategic alliances and contractual relationships. During 2006, we expanded our loan participation activity. We increased the number of banks with which we would enter into loan participation agreements (to purchase), particularly with banks in New Jersey and on Long Island, New York. We believe this will facilitate accomplishing our loan growth objectives while also expanding lending opportunities outside our primary market area.

      During the past five years, we have focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of our products and services continues to be businesses, professionals, not-for-profit organizations and municipalities. We have expanded our market from Westchester County to include sections of New York City, Rockland County and Fairfield County, Connecticut. We have opened eight new facilities during the past five years, one in White Plains, Westchester County, one in Yonkers, Westchester County, three in Manhattan, New York, one in Queens County, New York, one in Bronx County, New York and one in New City, Rockland County. We anticipate opening at least four additional facilities during 2007. We expect to continue to open additional facilities in the future. We have invested in technology based products and services to meet customer needs. In addition, we have expanded products and services in our deposit gathering and lending programs, and our offering of investment management and trust services. As a result, we have approximately doubled our total assets during this five year period.

Lending

      We engage in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2006, gross loans totaled $1,225.4 million. Gross loans were comprised of the following loan types:

Real estate	67.9%
Commercial and industrial	29.0
Individuals	2.4
Lease financing	0.7

Total	100.0%

      At December 31, 2006, HVB’s unsecured lending limit to one borrower under applicable regulations was approximately $27.3 million and NYNB’s unsecured lending limit to one borrower under applicable regulations was approximately $1.6 million.

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

      An independent qualified loan review firm reviews loans in our portfolios and assigns a risk grading to each reviewed loan. Loans are reviewed based upon the type of loan, the collateral for the loan, the amount of the loan and any other pertinent information. The loan review firm reports directly to the Board of Directors.

      In addition, we have participated in loans originated by various other financial institutions within the normal course of business and within standard industry practices.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio” for further information related to our portfolio and lending activities.

Deposits

      We offer deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to 5 years. Deposits are generally derived from customers within our primary marketplace. We solicit only certain types of deposits from outside our market area, primarily from certain professionals and government agencies. We also utilize brokered certificates of deposits as a source of funding and to manage interest rate risk.

      We set deposit rates to remain generally competitive with other financial institutions in our market, although we do not generally seek to match the highest rates paid by competing institutions. We have established a process to review interest rates on all deposit products and, based upon this process, update our deposit rates weekly. This process also established a procedure to set deposit interest rates on a relationship basis and to periodically review these deposit rates. Our Asset/ Liability Management Policy and our Liquidity Policy set guidelines to manage overall interest rate risk and liquidity. These guidelines can affect the rates paid on deposits. Deposit rates are reviewed under these policies periodically since deposits are our primary source of liquidity.

      We offer deposit pick up services for certain business customers. We have 19 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

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

Other Services

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

      In November 1999, Congress amended certain provisions of the BHC Act through passage of the Gramm-Leach-Bliley Act. Under this legislation, a bank holding company may elect to become a “financial holding company” and thereby engage in a broader range of activities than would be permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under FRB regulations, and all such subsidiaries must have achieved a rating of “satisfactory” or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as “financial in nature”, including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities. The Company owns a financial subsidiary, A.R. Schmeidler & Co., Inc.

      We believe we meet the regulatory criteria that would enable us to elect to become a financial holding company. At this time, we have determined not to make such an election, although we may do so in the future.

      The Gramm-Leach-Bliley Act also makes it possible for entities engaged in providing various other financial services to form financial holding companies and form or acquire banks. Accordingly, the Gramm-Leach-Bliley Act makes it possible for a variety of financial services firms to offer products and services comparable to the products and services we offer.

      There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from HVB or NYNB. Federal and state bank regulatory agencies also have the authority to limit further HVB’s or NYNB’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2006, HVB could have declared additional dividends of approximately $29.0 million to the Company without prior regulatory approval. Under applicable banking statutes, NYNB could not have declared dividends to the Company at December 31, 2006.

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

      The FRB has established capital adequacy guidelines for bank holding companies that are similar to the Federal Deposit Insurance Corporation (“FDIC”) capital requirements for the Banks described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 10 to the Consolidated Financial Statements. The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB, and NYNB each exceeded all current regulatory capital requirements to be considered in the “well capitalized” category at December 31, 2006. Management intends to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

      The Banks are currently organized under the Banking Law of the State of New York. Their operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the New York Superintendent of Banks and the Banking Board of the State of New York, as well as by the FDIC, as its primary federal regulator and insurer of deposits. While the Banks are not members of the Federal Reserve System, they are subject to certain regulations of the FRB. In addition to banking laws, regulations and regulatory agencies, the Banks are subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect their operations. The New York Superintendent of Banks and the FDIC examine the affairs of the Banks for the purpose of determining their financial condition and compliance with laws and regulations.

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

      As described in more detail in “Item 1 — Business — Our Market Area”, the Banks have applied to the OCC for approval to convert to national bank charters from New York commercial bank charters. As a result, the OCC will become the Banks’ primary regulator with the FDIC remaining the insurer of deposits. The Banks’ operations will remains subject to federal and state laws applicable to national banks and to extensive regulation, supervision and examination by the OCC. The Banks, as national banks, will become member banks of the Federal Reserve System and remain subject to certain regulations of the FRB.

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

      To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of at least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8 percent. To be categorized as “well capitalized,” an institution must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. As of December 31, 2006, the most recent notification from the FDIC categorized HVB and NYNB as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions that we believe have changed HVB or NYNB’s category.

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

      Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Banks’ case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations. The Banks are currently considered “Well Capitalized Group A” institutions and, therefore, are not subject to any quarterly FDIC Bank Insurance Fund (“BIF”) assessments. This could change in the future based on the capitalization of the BIF.

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

  Community Reinvestment Act and Fair Lending Developments

      Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Banks have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) amended the CRA to require public disclosure of an institution’s CRA rating and require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in December 2004, HVB received a rating of “Satisfactory.” As of its latest CRA examination in November 2006, NYNB received a rating of “Satisfactory.”

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

  Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

      The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	independence requirements for company auditors;

•	certification of financial statements within the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the chief executive officer and the chief financial officer;

•	the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing on Form 4;

•	disclosure of a code of ethics for financial officers and filing a Current Report on Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

•	the formation of a public accounting oversight board;

•	various increased criminal penalties for violations of securities laws;

•	an assertion by management with respect to the effectiveness of internal control over financial reporting; and

•	a report by the company’s external auditor on management’s assertion and the effectiveness of internal control over financial reporting.

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

      We face significant competition both in making loans and in attracting deposits. This competition is based on, among other things, interest rates and other credit and service charges, the quality of services rendered, the convenience of the banking facilities, the range and type of products offered and the relative lending limits in the case of loans to larger commercial borrowers. Our market area has a very high density of financial institutions, many of which are branches of institutions which are significantly larger than we are and have greater financial resources and higher lending limits. Many of these institutions offer services that we do not or cannot provide. Nearly all such institutions compete with us to varying degrees.

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

      We recently acquired New York National Bank, a community-based national bank headquartered in the Bronx. We could have difficulty integrating this new business within our organization, and the new business may not generate the revenues that we anticipate. This could result in added costs or the diversion of management resources, and we might not achieve the intended benefits of the transaction. In addition, we could be subject to new and unexpected liabilities as a result of making this acquisition.

The opening of new branches could reduce our profitability.

      We have recently adopted a strategy of broader expansion of our branch network through de novo branches. The opening of a new branch requires us to incur a number of upfront expenses associated with the leasing and build-out of the space to be occupied by the branch, the staffing of the branch and similar matters. These expenses are typically greater than the income generated by the branch until it builds up its customer base. In opening branches in a new locality we may also encounter unanticipated problems in adjusting to local market conditions.

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

      Currently, we believe that our income would be minimally changed in the twelve months following December 31, 2006 due to changes in the interest rate environment. However, a continuation of the flat or inverted yield curve could have an adverse effect on our net interest income by decreasing the spread between the rates earned on assets and paid on liabilities. Changes in interest rates also affect the volume of loans we originate, as well as the value of our loans and other interest-earning assets, including investment securities.

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

      Approximately 88% of the loans held by the Banks as of December 31, 2006 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. We currently do not own any property acquired on foreclosure. However, we have in the past and may in the future acquire properties through foreclosure on loans in default. Under federal and state environmental laws, we could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties we acquire on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean up costs under federal or state environmental laws.

A downturn in the economy in our market area would adversely affect our loan portfolio and our growth potential.

      Our primary lending market area is concentrated in Westchester County, New York and New York City and to an increasing extent, Rockland County and Fairfield County, Connecticut, with a primary focus on businesses, professionals and not-for-profit organizations located in this area. Accordingly, the asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.

A downturn in the real estate market could negatively affect our business.

      A downturn in the real estate market could negatively affect our business because a significant portion (approximately 88% as of December 31, 2006) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

      A downturn in the real estate market could also result in lower customer demand for real estate loans. This could in turn result in decreased profits, as our alternative investments, such as securities, generally yield less than real estate loans.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

      None.

ITEM 2 — PROPERTIES

      Our principal executive offices, including administrative and operating departments, are located at 21 Scarsdale Road, Yonkers, New York, in premises we own. HVB’s main branch is located at 35 East Grassy Sprain Road, Yonkers, New York, in premises we lease. NYNB’s main branch is located at 369 East 149th Street, Bronx, New York in premises that we own.

      In addition to HVB’s main branch, we operate 14 branches in Westchester County, New York. We own the following seven branches: 37 East Main Street, Elmsford, New York; 61 South Broadway, Yonkers, New York; 150 Lake Avenue, Yonkers, New York; 865 McLean Avenue, Yonkers, New York; 512 South Broadway, Yonkers, New York; 21 Scarsdale Road, Yonkers, New York; and 664 Main Street, Mount Kisco, New York. We lease the following branches: 403 East Sandford Boulevard, Mount Vernon, New York; 1835 East Main Street, Peekskill, New York; 500 Westchester Avenue, Port Chester, New York; 233 Marble Avenue, Thornwood, New York; 328 Central Avenue, White Plains, New York, Five Huguenot Street, New Rochelle, New York and 40 Church Street, White Plains, New York. The Company also leases office space at 399 Knollwood Road, White Plains, New York.

      In addition to the branches in Westchester County and NYNB’s main branch, we operate three branches in Bronx, New York. We lease the following branches: 3130 East Tremont Avenue, Bronx, New York, 975 Allerton Avenue, Bronx, New York, and 1042 Westchester Avenue, Bronx, New York. We also operate seven branches in Manhattan, New York. We lease the following branches: 60 East 42nd Street, New York, New York, 233 Broadway, New York, New York, 350 Park Avenue, New York, New York, 4211 Broadway, New York, New York, 2256 Second Avenue, New York, New York and 619 Main Street, Roosevelt Island, New York. HVB operates one full service branch office located at 97-77 Queens Boulevard, Rego Park, New York (Queens County), in premises we lease. HVB also operates one full service branch office located at 254 South Main Street, New City, New York (Rockland County), in premises we lease.

      Of the leased properties, 4 properties located in Thornwood, Mount Vernon, White Plains and Bronx, New York, have lease terms that expire within the next 2 years, with each lease subject to our renewal option. We currently expect to exercise our renewal option on the leases of each of these properties.

      A. R. Schmeidler & Co., Inc is located at 555 Fifth Avenue, New York, New York in leased premises. This lease expired in December 2006. In April 2007, the subsidiary will relocate its offices to 500 Fifth Avenue, New York, New York, to premises leased by the Company.

      We currently operate 19 ATM machines, 15 of which are located in the Banks’ facilities. Four ATMs are located at off-site locations: St. Joseph’s Hospital, Yonkers, New York, Lincoln Hospital, Bronx, New York, Segundo Ruis Belvis Diagnostic & Treatment Center, Bronx, New York and Morrisania Diagnostic & Treatment Center, Bronx, New York.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders of Hudson Valley Holding Corp. during the fourth quarter of 2006.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock was held of record as of March 1, 2007 by approximately 977 shareholders. Our common stock trades on a limited and sporadic basis in the over-the-counter market under the symbol “HUVL”. We have historically purchased shares of common stock from shareholders at a price we believe to be the fair market value at the time. Some of these purchases are made pursuant to Stock Restriction Agreements which give us a right of first refusal if the shareholder wishes to sell his or her shares. The majority of transactions in our common stock are sales to the Company or private transactions. There can be no assurance that we will purchase any additional stock in the future.

      The table below sets forth the high and the low prices per share at which we purchased shares of our common stock from shareholders in 2006 and 2005. The price per share has been adjusted to reflect the 10 percent stock dividends to shareholders in December 2006 and 2005.

	2006		2005

	High	Low	High	Low

First Quarter	$46.59	$38.18	$50.41	$30.16
Second Quarter	52.73	38.86	47.94	30.99
Third Quarter	52.05	41.36	47.94	30.99
Fourth Quarter	50.00	38.86	44.84	34.71

      The foregoing prices were not subject to retail markup, markdown or commission.

      In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows: In 2006, $0.43 per share to shareholders of record on February 10; $0.45 per share to shareholders of record May 5, August 4 and November 10. In 2005, $0.36 per share to shareholders of record on February 10; $0.39 per share to shareholders of record May 6, August 5 and November 4. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2006 and 2005.

      Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 9, 2006 and December 9, 2005.

      Effective December 9, 2006, the Board of Directors of the Company adjusted the price at which the Company would repurchase shares to $42.75 per share, or $49.25 per share for a transaction of at least 2,500 shares, taking into consideration the 10 percent stock dividend to shareholders in December 2006. This offer was limited to 100,000 shares and expired February 27, 2007, at which time the Company offered to repurchase up to 100,000 shares at a price of $43.75 per share or $50.50 per share for a transaction of at least 2,500 shares. This offer expires May 29, 2007.

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

      The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2006.

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Programs	Programs(2)

October 2006(1)	3,705	$51.47	3,705

November 2006(1)	3,868	$46.75	3,868

December 1 - December 8, 2006(1)	9,630	$49.09	9,630
December 9 - December 31, 2006(2)	5,886	$46.35	5,486	94,514

Total December 2006	15,516	$48.05	15,116

Total	23,089	$48.38	22,689

(1)	In August 2006, the Company announced that the Board of Directors had approved a share repurchase program, effective August 30, 2006, which authorized the repurchase of up to 100,000 of the Company’s shares at a price of $46.75 per share, or a price of $53.75 per share for transactions of at least 2,500 shares. This offer expired on December 8, 2006.

(2)	In November 2006, the Company announced that the Board of Directors had approved a share repurchase program, effective December 9, 2006, which authorized the repurchase of up to 100,000 of the Company’s shares at a price of $42.75 per share, or a price of $49.25 per share for transactions of at least 2,500 shares. This offer expired on February 27, 2007.

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

      Dividends from HVB are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which HVB and NYNB can pay dividends or otherwise transfer funds to the Company. Federal and state bank regulatory agencies also have the authority to limit further the Banks’ payment of dividends based on such factors as the maintenance of adequate capital for each Bank, which could reduce the amount of dividends otherwise payable. We paid a cash dividend to our shareholders of $1.76 per share in 2006, and $1.53 per share in 2005 (adjusted for subsequent stock dividends). Under applicable banking statutes, at December 31, 2006, HVB could have declared dividends of approximately $29.0 million to the Company without prior regulatory approval. Under applicable banking statutes, NYNB could not have declared dividends to the Company at December 31, 2006. No assurance can be given that the Banks will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to shareholders.

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

Stockholder Return Performance Graph

      The following graph compares the Company’s total stockholder return for the years 2002, 2003, 2004, 2005 and 2006 based on prices as reported on the over-the-counter bulletin board with (1) the Russell 2000 and (2) the SNL $1 billion to $5 billion Bank Index.

Total Return Performance

	Period Ending

Total Return Index for:	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06

Hudson Valley Holding Corp.	100.00	123.23	222.70	220.09	195.89	211.15

Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47

SNLBank $1B-$5B	100.00	115.44	156.98	193.74	190.43	220.36

      The graph assumes $100 was invested on December 31, 2001 and dividends were reinvested. Returns are market-capitalization weighted.

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2006, 2005, 2004 and 2003. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(000’s except share data)
Operating Results:
Total interest income	$141,157	$110,364	$88,432	$76,520	$84,743
Total interest expense	41,600	25,306	16,795	15,444	22,982

Net interest income	99,557	85,058	71,637	61,076	61,761
Provision for loan losses	2,130	2,059	473	437	3,902
Income before income taxes	58,412	46,983	40,970	35,962	30,744
Net income	34,058	30,945	27,540	24,207	21,584
Basic earnings per common share	3.80	3.47	3.11	2.78	2.52
Diluted earning per common share	3.69	3.37	3.05	2.72	2.45
Weighted average shares outstanding	8,952,652	8,929,679	8,847,452	8,694,924	8,561,880
Adjusted weighted average share outstanding	9,240,278	9,175,591	9,025,235	8,894,056	8,796,938
Cash dividends per common share	1.76	1.53	1.30	1.08	0.90

	December 31,

	2006	2005	2004	2003	2002

Financial position:
Securities	$917,660	$883,992	$875,120	$861,410	$743,884
Loans, net	1,205,243	1,009,819	862,496	707,104	642,438
Total assets	2,291,734	2,032,721	1,840,874	1,669,513	1,506,883
Deposits	1,626,441	1,407,996	1,235,341	1,124,900	1,027,176
Borrowings	456,559	435,212	427,593	386,400	327,383
Stockholders’ equity	185,566	169,789	159,662	142,361	136,807

(1)	Excludes unrealized losses in 2006 and 2005, and unrealized gains in 2004, 2003, and 2002, net of tax, on securities available for sale.

Financial Ratios

      Significant ratios of the Company for the periods indicated are as follows:

	December 31,

	2006	2005	2004	2003	2002

Earnings Ratios
Net income as a percentage of:
Average earning assets	1.63%	1.66%	1.64%	1.62%	1.58%
Average total assets	1.53	1.58	1.56	1.54	1.50
Average total stockholders’ equity(1)	18.57	18.54	18.55	18.51	18.72
Capital Ratios
Average total stockholders’ equity to average total assets	8.26%	8.53%	8.40%	8.31%	8.02%
Average net loans as a multiple of average total stockholders’ equity(1)	6.17	5.56	5.25	5.07	5.37
Leverage capital	7.74	8.30	8.17	8.43	8.28
Tier 1 capital (to risk weighted assets)	12.32	13.82	14.46	15.63	17.05
Total risk-based capital (to risk weighted assets)	13.49	14.94	15.59	16.88	18.30
Other
Allowance of loan losses as a percentage of year-end loans	1.39%	1.32%	1.35%	1.59%	1.76%
Loans (net) as a percentage of year-end total assets	52.59	49.68	46.85	42.35	42.63
Loans (net) as a percentage of year-end total deposits	74.10	71.72	69.82	62.86	62.54
Securities as a percentage of year-end total assets	38.30	41.02	47.54	51.60	49.37
Average interest earning assets as a percentage of average interest bearing liabilities	149.28	154.24	155.00	153.18	147.71
Dividends per share as a percentage of dilutes earnings per share	47.70	45.40	42.62	39.71	36.72

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2006 and 2005, and consolidated results of operations for each of the three years in the period ended December 31, 2006. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank and its subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”) and NYNB Bank and it’s subsidiary, 369 East 149th Street Corp. (collectively “NYNB”). NYNB Bank was acquired by the Company effective January 1, 2006. Pro-forma effects of this acquisition on periods prior to 2006 are not presented herein as NYNB is not deemed a “significant subsidiary” as defined by Regulation S-X of the Securities and Exchange Commission. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

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

      Net income for 2006 was $34.1 million or $3.69 per diluted share, an increase of $3.2 million or 10.4 percent compared to $30.9 million or $3.37 per diluted share in 2005. Net income for 2006 and 2005 included approximately $0.1 million and $0.7 million, respectively, of after-tax net realized losses on sales of securities available for sale. These sales were conducted as part of the Company’s ongoing asset/liability management process, which reflected management’s efforts to effectively reposition its portfolio during periods of changing economic conditions and interest rates. The Company achieved substantial growth in both of its core businesses, loans and deposits, during the year ended December 31, 2006, primarily as a result of the acquisition of NYNB, the addition of new customers and additional loans to existing customers, partially offset by declines in certain deposit balances related to a slowdown in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at December 31, 2006 had approximately $1.0 billion in assets under management as compared to approximately $780 million as of December 31, 2005.

      Interest rates, particularly short-term interest rates, rose gradually during 2005 and the first half of 2006. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, has not been accompanied with similar increases in longer term interest rates, resulting in an initial flattening and eventual inverting of the yield curve. This condition has put downward pressure on the Company’s net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.

      The effects of the rise in short-term interest rates and growth in the Company’s core businesses of loans and deposits, including the acquisition of NYNB, resulted in tax equivalent basis net interest income increasing by $14.7 million or 16.4 percent to $104.5 million in 2006, compared to $89.8 million in 2005. The effect of the adjustment to a tax equivalent basis was $4.9 million and $4.7 million for 2006 and 2005, respectively.

      Non interest income, excluding securities net gains and losses, was $13.3 million for 2006, an increase of $3.8 million or 40.0 percent compared to $9.5 million in 2005. The increase was primarily due to an increase in the investment advisory fees of A.R. Schmeidler & Co., Inc., an increase in trust fees and also reflects growth in deposit activity and other service fees and increases in scheduled fees.

      Non interest expense for 2006 was $58.4 million, an increase of $14.1 million or 31.8 percent compared to $44.3 million in 2005. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers. Noninterest expense for 2006 included approximately $7.7 million of operating expenses of NYNB and certain nonrecurring expenses related to the acquisition and operational integration of NYNB.

      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at December 31, 2006 reflects minimal near term interest rate risk with the Company’s net interest income decreasing slightly if rates rise or fall.

      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.

      The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Company, HVB and NYNB each exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at December 31, 2006. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2006 and 2005. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examination.

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

      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2006 did not indicate impairment of its goodwill or identified intangible assets.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2006

  Summary of Results

      The Company reported net income of $34.1 million in 2006, an increase of $3.2 million or 10.4 percent compared to $30.9 million in 2005, which increased $3.4 million or 12.4 percent compared to $27.5 million in 2004. The increase in 2006 net income, compared to 2005, reflects higher net interest income, higher non interest income and lower net losses on securities transactions, partially offset by higher non interest expense, a higher provision for loan losses and a higher effective tax rate. The increase in 2005 net income, compared to 2004, reflects higher net interest income and higher non interest income partially offset by higher non interest expense, net losses on securities transactions, a higher provision for loan losses and a higher effective tax rate.

      Diluted earnings per share were $3.69 in 2006 an increase of $0.32 or 10.4 percent compared to $3.37 in 2005, which increased $0.32 or 12.4 percent compared to $3.05 in 2004. These increases reflect the higher net income in 2006 and 2005 compared to their respective prior years. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December, 2006. Returns on average equity, excluding the effects of net unrealized gains and losses on securities available for sale, were 18.57 percent in 2006, compared to 18.54 percent in 2005 and 18.55 percent in 2004. Returns on average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 1.53 percent in 2006, compared to 1.58 percent in 2005 and 1.56 percent in 2004.

      Net interest income for 2006 was $99.6 million, an increase of $14.5 million or 17.0 percent compared to $85.1 million in 2005, which increased $13.5 million or 18.9 percent compared to $71.6 million in 2004. The 2006 increase over 2005 was primarily due to $235.4 million growth in the average balance of interest earning assets which was in excess of the $197.8 million growth in the average balance of interest bearing liabilities and an increase in the tax equivalent basis net interest margin to 4.99% from 4.83%. The 2005 increase over 2004 was primarily due to $176.8 million growth in the average balance of interest earning assets which was in excess of the $120.0 million growth in the average balance of interest bearing liabilities and an increase in the tax equivalent basis net interest margin to 4.83% from 4.53%.

      The 2006 and 2005 increases in the tax equivalent basis net interest margin, compared to their respective prior year periods, resulted primarily from the effects of the growth in loans, the Company’s highest yielding asset, as a percentage of interest earning assets, and the overall positive effect of increases short-term interest rates on average net interest earning assets. The 2006 increase in the average balance of interest earning assets reflected growth in loans and investments, partially offset by a decrease in short-term funds. The 2006 increases in interest earning assets were funded by deposit growth and short-term borrowings. The 2005 increase in the average balance of interest earning assets reflected growth in loans, investments and short-term funds. The 2005 increases in interest earning assets were funded primarily by deposit growth.

      Non interest income, excluding securities gains and losses, increased $3.8 million or 40.0 percent to $13.3 million in 2006 compared to $9.5 million in 2005, which increased $4.1 million or 75.9 percent compared to $5.4 million in 2004. The increases in 2006 and 2005, compared to their respective prior year periods, were primarily due to increases in investment advisory fees of A.R. Schmeidler & Co., Inc. and also reflect growth in deposit activity and other service fees and increases in scheduled fees. The Company’s acquisition of NYNB contributed $1.5 million to non interest income for 2006. Sales of investment securities resulted in net losses of $0.2 million and $1.2 million in 2006 and 2005, respectively, and net gains of $1.1 in 2004. The sales were conducted as part of the Company’s ongoing asset/ liability management process.

      Non interest expenses increased $14.1 million or 31.8 percent to $58.4 million in 2006 compared to $44.3 million in 2005, which increased $7.6 million or 20.7 percent compared to $36.7 million in 2004. These increases reflect the overall growth of the Company, including, in 2006, the acquisition of NYNB and resulted from higher amounts in employee salaries and benefits, occupancy and equipment expense and other expenses resulting from the Company’s continuing growth and investments in people, technology, products and branch facilities. The acquisition of NYNB added $7.3 million of non interest expenses for 2006. The 2005 and 2004 expenses included higher professional and other expenses associated with the Sarbanes-Oxley Act and other regulatory requirements. The effective tax rate in 2006 increased to 34.6 percent, compared to 34.1 percent in 2005, which increased slightly compared to 32.8 percent in 2004. The 2006 and 2005 increases, compared to their respective prior year periods, were primarily as a result of increases in the percentage of the Company’s income subject to Federal, New York State, and particularly New York City taxes, reflecting the Company’s growth in the New York City markets.

      The Company’s total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8.0 percent, as the total ratio equaled 13.5 percent and 14.9 percent at December 31, 2006 and 2005, respectively. The Company’s leverage capital ratio was 7.7 percent and 8.3 percent at December 31, 2006 and 2005, respectively.

Average Balances and Interest Rates

      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2006, 2005 and 2004.

	(000’s except percentages)
	Year ended December 31,

	2006			2005			2004

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

ASSETS
Interest earning assets:
Deposits in banks	$4,749	$205	4.32%	$2,992	$129	4.31%	$4,566	$46	1.01%
Federal funds sold	12,669	600	4.74	23,907	841	3.52	14,540	209	1.44
Securities:(1)
Taxable	733,062	34,591	4.72	703,359	28,377	4.03	692,026	25,307	3.66
Exempt from federal income taxes	213,885	14,206	6.64	201,188	13,612	6.77	191,991	13,437	7.00
Loans, net(2)	1,131,300	96,527	8.53	928,866	72,169	7.77	780,331	54,136	6.94

Total interest earning assets	2,095,665	146,129	6.97	1,860,312	115,128	6.19	1,683,454	93,135	5.53

Non interest earning assets:
Cash and due from banks	46,836			42,706			40,604
Other assets	78,093			53,500			44,166

Total non interest earning assets	124,929			96,206			84,770

Total assets	$2,220,594			$1,956,518			$1,768,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$431,628	$8,950	2.07%	$384,214	$4,115	1.07%	$327,055	$1,823	0.56%
Savings	97,567	675	0.69	74,317	386	0.52	70,321	160	0.28
Time	246,538	8,181	3.32	188,460	3,907	2.07	165,349	1,963	1.19
Checking with interest	134,874	1,053	0.78	125,934	462	0.37	110,499	238	0.22
Securities sold under repurchase agreements and other short-term borrowings	234,959	11,149	4.75	170,072	4,909	2.89	181,870	2,140	1.18
Other borrowings	258,308	11,592	4.49	263,108	11,527	4.38	231,014	10,471	4.53

Total interest bearing liabilities	1,403,874	41,600	2.96	1,206,105	25,306	2.10	1,086,108	16,795	1.55

Non interest bearing liabilities:
Demand deposits	601,983			562,533			517,532
Other liabilities	31,347			20,927			16,083

Total non interest bearing liabilities	633,330			583,460			533,615

Stockholders’ equity(1)	183,390			166,953			148,501

Total liabilities and stockholders’ equity(1)	$2,220,594			$1,956,518			$1,768,224

Net interest earnings		$104,529			$89,822			$76,340

Net yield on interest earning assets			4.99%			4.83%			4.53%

(1)	Excludes unrealized gains and losses on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effect of adjustment to a tax equivalent basis was $4,972, $4,764 and $4,703 for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2006 and 2005, and the years ended December 31, 2006 and 2005, on a tax equivalent basis.

	(000’s)

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in banks	$76	—	$76	$(16)	$99	$83
Federal funds sold	(395)	$154	(241)	135	497	632
Securities:
Taxable	1,198	5,016	6,214	414	2,656	3,070
Exempt from federal income taxes	859	(265)	594	644	(469)	175
Loans, net	15,728	8,630	24,358	10,305	7,728	18,033

Total interest income	17,466	13,535	31,001	11,482	10,511	21,993

Interest expense:
Deposits:
Money market	508	4,327	4,835	319	1,973	2,292
Savings	121	168	289	9	217	226
Time	1,204	3,070	4,274	274	1,670	1,944
Checking with interest	33	558	591	33	191	224
Securities sold under repurchase agreements and other short-term borrowings	1,873	4,367	6,240	(139)	2,908	2,769
Other borrowings	(210)	275	65	1,455	(399)	1,056

Total interest expense	3,529	12,765	16,294	1,951	6,560	8,511

Increase in interest differential	$13,937	$770	$14,707	$9,531	$3,951	$13,482

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. After an extended period of declining interest rates from 2001 through the first half of 2004, interest rates, particularly short-term interest rates, rose gradually from the second half of 2004 through the first half of 2006. The initial impact of the gradual rise in short-term interest rates on the Company’s net interest income was positive due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, has not been accompanied with similar increases in longer term interest rates, which resulted in an initial flattening of, and, more recently, inverting of the yield curve. This condition has put downward pressure on the Company’s net interest income as liabilities continue to reprice at higher rates, and maturing longer term assets reprice at similar or only slightly higher rates.

      The Company has made efforts throughout these periods of fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence in its asset and interest rate risk profiles In 2004, the Company increased its long-term borrowings by $75.0 million in an effort to continue to effectively utilize its capital. The proceeds from these borrowings were invested in fixed rate mortgage-backed securities and obligations of state and political subdivisions with attractive yields. Additional repositioning of the investment portfolio was accomplished in late 2005 through the sale of approximately $50 million of fixed rate U.S. agency bonds and reinvestment of the proceeds into U.S. agency backed Collateralized Mortgage Obligations (“CMO’s”) with higher yields and more attractive cash flow characteristics. The result of these efforts, together with continued growth in the core businesses of loans and deposits, including the acquisition of NYNB in 2006, has enabled the Company to grow net interest income in 2006 and 2005 and has also effectively repositioned its portfolios from both asset and interest rate risk perspectives.

      Net interest income, on a tax equivalent basis, increased $14.7 million or 16.4 percent to $104.5 million in 2006, compared to $89.8 million in 2005, which increased $13.5 million or 17.7 percent from $76.3 million in 2004. The increase in 2006, compared to 2005, primarily resulted from an increase of $37.6 million or 5.7 percent in the excess of interest earning assets over interest bearing liabilities to $691.8 million in 2006 from $654.2 million in 2005 and an increase in the tax equivalent basis net interest margin to 4.99 percent in 2006 from 4.83 percent in 2005. The increase in 2005, compared to 2004, primarily resulted from an increase of $56.8 million or 9.5 percent in the excess of interest earning assets over interest bearing liabilities to $654.2 million in 2005 from $597.4 million in 2004 and an increase in the tax equivalent basis net interest margin to 4.83 percent in 2005 from 4.53 percent in 2004. The effect of the adjustment to tax equivalent basis net interest income was $4.9 million, $4.7 million and $4.7 million for 2006, 2005 and 2004, respectively.

      Interest income is determined by the volume of and related rates earned on interest earning assets. Volume increases in loans and securities and higher average rates, partially offset by a volume decrease in Federal funds sold resulted in higher interest income in 2006, compared to 2005. Volume increases in loans, securities and Federal funds sold and higher average rates resulted in higher interest income in 2005, compared to 2004.

      Average interest earning assets in 2006 increased $235.4 million or 12.7 percent to $2,095.7 million from $1,860.3 million in 2005, which increased $176.8 million or 10.5 percent from $1,683.5 million in 2004. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

      Loans are the largest component of interest earning assets. Net loans increased $195.4 million or 19.4 percent to $1,205.2 million at December 31, 2006 from $1,009.8 million at December 31, 2005, which increased $147.3 million or 17.1 percent from $862.5 million at December 31, 2004. Average net loans increased $202.4 million or 21.8 percent to $1,131.3 million in 2006 from $928.9 million in 2005, which increased $148.6 million or 19.0 percent from $780.3 million in 2004. The increases in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration, including the acquisition of NYNB. The average yield on loans was 8.53 percent in 2006, compared to 7.77 percent in 2005 and 6.94 percent in 2004. As a result, interest income on loans increased in 2006 and 2005, compared to their respective prior year periods, due to higher volume and higher interest rates.

      Total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains, increased $33.1 million or 3.6 percent to $940.1 million at December 31, 2006 from $907.0 million at December 31, 2005, which increased $20.0 million or 2.3 percent from $887.0 million at December 31, 2004. Average total securities, including FHLB stock and excluding net unrealized gains, increased $42.4 million or 4.7 percent to $946.9 million in 2006 from $904.5 million in 2005, which increased $20.5 million or 2.3 percent from $884.0 million in 2004. The increase in average total securities in 2006 compared to 2005 reflects volume increases in U.S. Treasury and Agency securities, mortgage-backed securities including CMO’s, obligations of state and political subdivisions, FHLB stock and other securities. The increase in 2006 resulted primarily from the acquisition of NYNB. The average tax equivalent basis yield on securities was 5.15 percent for 2006 compared to 4.64 percent in 2005. As a result, tax equivalent basis interest income on securities increased in 2006, compared to 2005, due to higher volume and higher interest rates. The increase in average total securities in 2005 compared to 2004 reflects volume increases in mortgage-backed securities including CMOs, obligations of states and political subdivisions, FHLB stock and other investments partially offset by volume decreases in U.S. Treasury and U.S. agency securities. Increases in average mortgage-backed securities, obligations of state and political subdivisions and other investments reflect investment of deposit growth and the redeployment of maturing funds and proceeds of sales of U.S. agency securities. The increase in average FHLB stock results from purchases of stock required to support FHLB borrowings. Despite the general flattening of the yield curve during 2005 due to the steady rise of short-term interest rates, longer term rates did increase, although to a lesser degree. This increased yields on reinvested funds during 2005 to 4.64 percent compared to 4.38 percent in 2004. As a result of the aforementioned factors, tax equivalent basis interest income from securities increased in 2005, compared to 2004, due to higher volume and higher rates.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $16.3 million or 64.4 percent to $41.6 million in 2006 from $25.3 million in 2005, which increased $8.5 million or 50.6 percent from $16.8 million in 2004. Average balances of interest bearing liabilities increased $197.8 million or 16.4 percent to $1,403.9 million in 2006 from $1,206.1 million in 2005, which increased $120.0 million or 11.0 percent from $1,086.1 million in 2004. The increase in average interest bearing liabilities in 2006, compared to 2005, was due to volume increases in interest bearing demand deposits, time deposits and short-term borrowings, partially offset by a slight volume decrease in other borrowed funds. Deposits increased from new customers, existing customers, continued growth resulting from the opening of new branches and increases arising from the acquisition of NYNB. The increase in borrowings was used primarily to fund loan growth. The increase in average interest bearing liabilities in 2005, compared to 2004, was due to increases in interest bearing demand deposits, time deposits and other borrowings, partially offset by a decrease in securities sold under repurchase agreements and other short-term borrowings. The increases in average interest bearing demand deposits and average time deposits in 2005, compared to 2004, resulted from growth in existing customers, new customers and continuing growth resulting from the opening of new branches. The increase in average other borrowings in 2005, compared to 2004, resulted from the full year effect of an addition of $75.0 million in long-term borrowings during 2004, discussed below. The decrease in average securities sold under repurchase agreements and other short-term borrowings in 2005, compared to 2004, resulted primarily from timing of reinvestment of available funds. Overall average increases in funding in 2006 and 2005 were invested in loans and securities. Average interest rates paid on interest bearing liabilities were 2.96 percent in 2006, compared to 2.10 percent in 2005 and 1.55 percent in 2004. As a result of these factors, interest expense on average interest bearing liabilities was higher in 2006 and 2005, compared to their respective prior year periods due to higher volume and higher interest rates.

      Average non interest bearing demand deposits increased $39.5 million or 7.0 percent to $602.0 million in 2006 from $562.5 million in 2005, which increased $45.0 million or 8.7 percent from $517.5 million in 2004. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

      The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2006 is as follows:

	2006	2005	2004

Average interest rate on:
Total average interest earning assets	6.97%	6.19%	5.53%
Total average interest bearing liabilities	2.96	2.10	1.55
Total interest rate spread	4.01	4.09	3.98

      In 2006, the interest rate spread decreased reflecting a greater increase in interest rates on interest bearing liabilities compared to interest rates on interest earning assets. In 2005, the interest rate spread increased as short-term interest rates rose steadily and longer term rates rose to a lesser degree. The increase was primarily due to earning assets repricing at a faster rate than interest bearing liabilities, and an increase in loans, the Company’s highest yielding asset, as a percentage of total earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Non Interest Income

      Non interest income, excluding net realized gains and losses on security sales, was $13.3 million for 2006, an increase of $3.8 million or 40.0 percent compared to $9.5 million in 2005, which increased $4.1 million or 75.9% compared to $5.4 million in 2004. Non interest income includes service charge income, investment advisory fees, gains and losses on securities transactions and other income. Non interest income increased in 2006 and 2005 primarily as a result of an increase in investment advisory fees.

      Service charges increased $0.5 million or 12.5 percent to $4.5 million in 2006 from $4.0 million in 2005, which increased $0.6 million or 17.6 percent from $3.4 million in 2004. The increases were primarily due to growth in deposit activity and other service charges and increases in scheduled fees as well as increases resulting from the acquisition of NYNB.

      Investment advisory fees increased $2.4 million or 52.1 percent to $7.0 million in 2006 from $4.6 million in 2005, which increased $3.2 million or 228.5 percent from $1.4 million in 2004. The growth in both 2005 and 2006 was primarily due to increases in the investment advisory fees of A.R. Schmeidler & Co., Inc., a money management firm acquired by HVB in the fourth quarter of 2004.

      Sales of securities available for sale resulted in net losses of $0.2 million and $1.2 million in 2006 and 2005, respectively, and gains of $1.1 million in 2004. Sales are generally conducted as part of the Company’s overall asset/liability management efforts designed to restructure the portfolio, manage cash flow and enhance portfolio yield, and efforts to manage the Company’s overall interest rate risk in response to changes in interest rates or changes in the composition of the balance sheet.

      Other income increased $0.8 million or 88.8 percent to $1.7 million in 2006 from $0.9 million in 2005, which increased $0.2 million or 31.7 percent from $0.7 million in 2004. The increase in 2006, compared to 2005 resulted primarily from rental and other miscellaneous income arising from the acquisition of NYNB.

Non Interest Expense

      Non interest expense increased $14.1 million or 31.8 percent to $58.4 million in 2006, from $44.3 million in 2005, which increased $7.6 million or 20.7 percent from $36.7 million in 2004. The 2006 increase resulted in part from the addition of $7.3 million of non interest expense of NYNB. The 2005 increase was partially the due to nonrecurring expenses related to the acquisition of New York National Bank and additional professional expenses associated with the requirements of the Sarbanes-Oxley Act of 2002. The remainder of the 2006 and 2005 increases reflects the overall growth of the Company. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on security transactions) was 49.6 percent in 2006, compared to 44.6 percent in 2005 and 44.9 percent in 2004.

      Salaries and employee benefits, the largest component of non interest expense, increased $7.2 million or 28.1 percent in 2006 to $32.8 million, from $25.6 million in 2005, which increased $4.5 million or 21.3 percent from $21.1 million in 2004. These increases were due to additional staff requirements resulting from the acquisitions of NYNB and A.R. Schmeidler & Co. Inc., the opening of new branches and increases in personnel necessary for the Company to accommodate the growth in deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases. Increases in salaries and employee benefits in both 2006 and 2005 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as higher costs associated with related payroll taxes.

	2006	2005	2004

Employees at December 31,
Full Time Employees	395	314	281
Part Time Employees	45	45	28

	(000’s except percentages)
Salaries and Employee Benefits
Salaries	$22,956	$17,902	$15,413
Payroll Taxes	2,005	1,472	1,217
Medical Plans	1,734	1,328	1,204
Incentive Compensation Plans	3,725	2,755	1,648
Employee Retirement Plans	1,657	1,570	1,278
Other	714	547	312

Total	$32,791	$25,574	$21,072

Percentage of total non interest expense	56.1%	57.7%	57.4%

      Occupancy expense increased $2.0 million or 52.6 percent to $5.8 million in 2006 from $3.8 million in 2005 which increased $0.7 million or 22.6 percent from $3.1 million in 2004. The increase in 2006 included the addition of costs related to the acquisition of NYNB. The increase in 2005 included costs related to the opening of new branch offices. The increases in both 2005 and 2006 included rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

      Professional services increased $0.6 million or 14.0 percent to $4.9 million in 2006 from $4.3 million in 2005, which was a $0.8 million or 22.9 percent increase from $3.5 million for 2004. The increases in 2006 and 2005 were primarily due to expenses related to the acquisition and operation of NYNB and higher audit costs related to Sarbanes-Oxley compliance and other accounting and regulatory requirements.

      Equipment expense increased $0.5 million or 21.7 percent to $2.8 million in 2006 from $2.3 million in 2005, which was a increase of $0.2 million or 9.5 percent from $2.1 million in 2004. The 2006 increase includes additional expenses related to the acquisition of NYNB. The increases in both 2006 and 2005 reflect higher costs to maintain the Company’s equipment and additional equipment necessary to support the Company’s branches.

      Business development expense increased $0.4 million or 23.5 percent to $2.1 million in 2006 from $1.7 million in 2005, which was a $0.2 million or 13.3 percent increase over $1.5 million in 2004. The increases reflected costs associated with increased general promotion of products and services, expanded business development efforts and promotion of new branches.

      FDIC assessment was $0.4 million for 2006, $0.2 million in 2005 and $0.2 million for 2004. The increases resulted from growth in deposits subject to assessment and, in 2006, increases from the acquisition of NYNB.

      Other operating expenses, as reflected in the following table increased 48.1 percent in 2006 and increased 21.5 percent in 2005.

	2006	2005	2004

	(000’s except percentages)
Other Operating Expenses
Other insurance	$(9)	$(186)	$40
Stationery and printing	1,338	872	731
Communications expense	1,220	1,073	1,123
Courier expense	1,003	772	750
Other loan expense	350	351	181
Outside services	2,537	1,587	1,256
Dues, meetings and seminars	482	471	204
Other	2,659	1,529	1,038

Total	$9,580	$6,469	$5,323

Percentages of total non interest expense	16.4%	14.6%	14.5%

      The 2006 increases reflect higher outside service fees, higher customer service related expenses including courier expenses and communications expense, higher dues, meetings and seminar expenses, higher insurance costs and higher stationery and printing costs, all related to Company’s continued growth in customer and business activities, including the acquisition of NYNB.

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

Income Taxes

      Income taxes of $18.0 million, $16.0 million and $13.4 million were recorded in 2006, 2005 and 2004, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.5 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 34.6 percent, 34.1 percent and 32.8 percent in 2006, 2005 and 2004, respectively. The increase in the overall effective tax rates for 2006 and 2005, compared to the prior year periods, resulted from increases in the percentages of income subject to Federal, New York State, and New York City taxes.

      In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company has reached a final agreement with New York State on all open issues for tax years 1996 through 2004, and, as previously reported, the settlement did not have a significant impact on the Company’s financial position or results of operations. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2006 and 2005

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

      The securities portfolio consists of various debt and equity securities totaling $917.7 million and $884.0 million and FHLB stock totaling $14.0 million and $13.7 million at December 31, 2006 and 2005, respectively.

      In accordance with SFAS No. 115, the Company’s investment policies include a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held-to-maturity and carried at amortized cost. Securities held for indefinite periods of time and not intended to be held-to-maturity include the securities management intends to use as part of its asset/ liability strategy and liquidity management and the securities that may be sold in response to changes in interest rates, resultant prepayment risks, liquidity demands and other factors. Such securities are classified as available for sale and are carried at fair value. The held to maturity portfolio totaled $39.9 million and $50.1 million at December 31, 2006 and 2005, respectively.

      Average aggregate securities and FHLB stock represented 45.2 percent and 48.6 percent of average interest earning assets in 2006 and 2005, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company’s ability to take advantage of leveraging opportunities.

      The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

2006 (000’s)

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

U.S. Treasury and government agencies	$137,180	$12	$2,711	$134,481
Mortgage-backed securities	480,955	167	9,165	471,957
Obligations of states and political subdivisions	209,502	3,427	676	212,253
Other debt securities	27,889	357	5	28,241

Total debt securities	855,526	3,963	12,557	846,932
Mutual funds and other equity securities	30,644	604	442	30,806

Total	$886,170	$4,567	$12,999	$877,738

Classified as Held to Maturity

Mortgage-backed securities	$34,791	—	$596	$34,195
Obligations of states and political subdivisions	5,131	$93	3	5,221

Total	$39,922	$93	$599	$39,416

2005 (000’s)

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasuries and government agencies	$119,200	$1	$2,969	$116,232
Mortgage-backed securities	468,731	448	9,761	459,418
Obligations of state and political subdivisions	203,204	4,203	1,300	206,107
Other debt securities	27,906	179	246	27,839

Total debt securities	819,041	4,831	14,276	809,596
Mutual funds and other equity securities	24,159	609	491	24,277

Total	$843,200	$5,440	$14,767	$833,873

Classified as Held to Maturity

Mortgage-backed securities	$44,990	—	$499	$44,491
Obligations of state and political subdivisions	5,129	$36	23	5,142

Total	$50,119	$36	$522	$49,633

      The following table presents the amortized cost of securities at December 31, 2006, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After 1 but within		After 5 but within
	Within 1 Year		5 Years		10 Years		After 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(000’s except percentages)
U.S. Treasury and government agencies	$36,255	4.76%	$80,930	3.76%	$19,995	5.11%	—	—	$137,180	4.22%
Mortgage-backed securities	146,039	4.84	318,829	5.08	45,790	4.88	$5,088	4.90%	515,746	4.99
Obligations of states and political subdivisions	32,540	7.22	78,162	7.13	101,961	5.96	1,970	6.44	214,633	6.58
Other debt securities	27,089	7.16	800	6.31	—	—	—	—	27,889	7.14

Total	$241,923	5.41%	$478,721	5.19%	$167,746	5.57%	$7,058	5.33%	$895,448	5.32%

Estimated fair value	$239,265		$472,243		$167,851		$6,989		$886,348

      Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, Fannie Mae, Freddie Mac and the Federal Farm Credit Banks Funding Corporation (“FFCB”). The total balances held of such securities classified as available for sale increased $18.3 million to $134.5 million as of December 31, 2006, from $116.2 million as of December 31, 2005, which decreased $49.8 million from $166.0 million at December 31, 2004. The 2006 increase resulted from purchases of $61.2 million and other increases of $0.3 million partially offset by maturities and calls of $32.5 million and sales of $10.7 million. The 2005 decrease resulted from sales of $50.0 million, maturities and calls of $16.6 million, and other decreases of $2.5 million partially offset by purchases of $19.3 million.

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

      Mortgage-backed securities, including CMO’s, classified as available for sale increased $12.6 million to $472.0 million as of December 31, 2006 from $459.4 million as of December 31, 2005, which increased $68.0 million from $391.4 million at December 31, 2004. The 2006 increase was due to purchases of $150.9 million partially offset by principal paydowns of $103.4 million, sales of $34.7 million and other decreases of $0.2 million. The 2005 increase was due to purchases of $184.1 million partially offset by principal paydowns of $107.2 million and other decreases of $8.9 million. The purchases were fixed and variable rate mortgage-backed securities and CMO’s with average lives of less than five years at the time of purchase. The sales were conducted as a result of management’s efforts to reposition the portfolio during the periods of changing economic conditions and interest rates. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $34.8 million at December 31, 2006 which was a decrease of $10.2 million from $45.0 million as of December 31, 2005 which was a decrease of $20.7 million from $65.7 million as of December 31, 2004. The decrease in 2006 was due to principal paydowns of $10.3 million partially offset by other increases of $0.1 million. The decrease in 2005 was due to principal paydowns of $20.9 million partially offset by other increases of $0.2 million.

      During 2006, purchases of fixed rate mortgage-backed securities classified as available for sale of $150.9 million and other changes of $12.6 million were partially offset by principal paydowns of $72.5 million and sales of $34.7 million. During 2005, purchases of fixed rate mortgage-backed securities classified as available for sale of $184.1 million were partially offset by sales of principal paydowns of $70.5 million and other changes of $8.9 million. There were no purchases of adjustable rate mortgage-backed securities classified as available for sale or held to maturity during 2006 or 2005. Principal paydowns of adjustable rate mortgage-backed securities were $30.9 million in 2006 and $36.7 million in 2005.

      Obligations of states and political subdivisions classified as available for sale increased $6.2 million to $212.3 million at December 31, 2006, from $206.1 million at December 31, 2005, which increased $9.9 million from $196.2 million at December 31, 2004. The 2006 increase resulted from purchases of $35.7 million partially offset by maturities and redemptions of $29.1 million, sales of $0.2 million and other decreases of $0.2 million. The 2005 increase resulted from purchases of $33.6 million partially offset by maturities and calls of $20.8 million and other decreases of $2.9 million. Obligations of states and political subdivisions classified as held to maturity totaled $5.1 million at both December 31, 2006 and December 31, 2005. The obligations at year end 2006 were comprised of approximately 68 percent for New York State political subdivisions and 32 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

      Other debt securities classified as available for sale increased $0.4 million to $28.2 million at December 31, 2006 from $27.8 million at December 31, 2005, which decreased $1.4 million from $29.2 million at December 31, 2004. The 2006 increase was due to purchases of $0.4 million and other increases of $0.3 million partially offset by maturities and calls of $0.3 million. The 2005 decrease was due to maturities and calls of $1.3 and other decreases of $0.1 million. The purchases consisted of fixed rate corporate bonds and variable rate trust preferred securities acquired as part of the Company’s redeployment of the proceeds from maturing short term investments. There were no other debt securities classified as held to maturity during 2006, 2005 or 2004.

      Mutual funds and other equities classified as available for sale totaled $30.8 million at December 31, 2006, which increased $6.5 million from $24.3 million at December 31, 2005, which was an increase of $2.8 million from $21.5 million at December 31, 2004. The 2006 increase was due to purchases of $6.5 million. The 2005 increase was due to purchases of $3.1 million and other decreases of $0.3 million. The purchases were shares of a mutual fund which invests primarily in variable rate mortgage-backed securities with characteristics consistent with the Company’s investment strategy. There were no mutual funds or other equities classified as held to maturity during 2006, 2005 or 2004.

      The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the underlying credit. These non-rated securities outstanding at December 31, 2006 totaled approximately $11.5 million comprised primarily of obligations of municipalities located within the Company’s market area. The Banks, as a members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings.

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

      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2006.

Loan Portfolio

      Real Estate Loans: Real estate loans are comprised primarily of loans collateralized by interim and permanent commercial mortgages, construction mortgages and residential mortgages including home equity loans. The Company originates these loans primarily for its portfolio, although a portion of its residential real estate loans, in addition to meeting the Company’s underwriting criteria, comply with nationally recognized underwriting criteria (“conforming loans”) and can be sold in the secondary market.

      Commercial real estate loans are offered by the Company on a fixed or variable rate basis generally with up to 10 year terms. Amortizations generally range up to 25 years. The Company also originates 15 year fixed rate self-amortizing commercial mortgages.

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

      Where the owner occupies the property, the Company also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied. These types of loans may involve greater risks than other types of lending, because payments on such loans are often dependent upon the successful operation of the business involved, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions affecting the borrowers’ business.

      Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. The majority of these loans are made with variable rates of interest, although some fixed rate financing is provided. The loan amount is generally limited to 65% to 75% of completed value, depending on the type of property. Most non-residential construction loans require pre-approved permanent financing or pre-leasing by the company or other Bank providing the permanent financing. The Company funds construction of single family homes and commercial real estate, when no contract of sale exists, based upon the experience of the builder, the financial strength of the owner, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions.

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

      The Company offers a variety of home equity line of credit products. These products include credit lines on primary residences, vacation homes and 1-6 unit residential investment properties. Low cost and no income verification options are available to qualified borrowers who intend to actively utilize the lines. Depending on the product, loan amounts of $50,000 to $2,000,000 are available for terms ranging from 5 years to 30 years with various repayment terms. Required combined maximum loan to value ratios range from 65% to 80%, and the lines generally have interest rates ranging from the prime rate minus 1% (prime rate as published in the Wall Street Journal) to prime plus 1%.

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

      Loans to Individuals and Leasing: The Company offers installment loans and reserve lines of credit to individuals. Installment loans are limited to $50,000 and lines of credit are generally limited to $5,000. These loans have terms up to 5 years with fixed or variable rates of interest. The rate of interest is dependent on the term of the loan and the type of collateral. The Company does not place an emphasis on originating these types of loans.

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

      Average net loans increased $202.4 million or 21.8 percent to $1,131.3 million in 2006 from $928.9 million in 2005, which increased $148.5 million or 19.0 percent from $780.3 million in 2004. Gross loans increased $199.1 million or 19.4 percent to $1,225.4 million at December 31, 2006 from $1,026.4 million at

December 31, 2005, which increased $149.5 million or 17.0 percent from $877.0 million at December 31, 2005. The changes in gross loans resulted primarily from:

•	Increase of $69.8 million and decrease of $13.1 million in 2006 and 2005, respectively, in commercial real estate mortgages. The increase was due to the acquisition of NYNB and increased activity in commercial mortgages and the decreases was due primarily to accelerated prepayment experience due to the low interest rate environment,

•	Increases in construction loans of $74.2 million and $62.7 million in 2006 and 2005, respectively, resulting from a greater emphasis on this product including an expanded offering and focused marketing,

•	Increases in residential real estate mortgages of $13.2 million and $54.0 million in 2006 and 2005, respectively, primarily as a result of increased activity primarily in multi-family loans and the acquisition of NYNB,

•	Increases in commercial and industrial loans of $38.3 million and $39.9 million in 2006 and 2005, respectively, primarily due to increased activity and a greater emphasis on this product with resulting increased market penetration and the acquisition of NYNB,

•	Increases of $0.4 million and $2.1 million in 2006 and 2005, respectively, in lease financings, and

•	Increases in loans to individuals of $3.1 million and $3.8 million in 2006 and 2005, respectively.

      Major classifications of loans, including loans held for sale, at December 31 are as follows:

	(000’s)

	2006	2005	2004	2003	2002

Real Estate:
Commercial	$290,185	$220,384	$233,452	$241,566	$231,411
Construction	252,941	178,731	116,064	60,892	56,691
Residential	289,553	276,384	222,392	178,518	164,287
Commercial and industrial	355,214	316,907	277,013	218,130	179,288
Individuals	28,777	25,632	21,787	15,256	14,509
Lease financing	8,766	8,348	6,276	6,000	9,224

Total	1,225,436	1,026,386	876,984	720,362	655,410
Deferred loan fees	(3,408)	(3,042)	(2,687)	(1,817)	(1,462)
Allowance for loan losses	(16,784)	(13,525)	(11,801)	(11,441)	(11,510)

Loans, net	$1,205,244	$1,009,819	$862,496	$707,104	$642,438

      The Company’s primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial and multi-family residential real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which have increased significantly during both 2006 and 2005, and which enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the prime rate as published in the Wall Street Journal. At December 31, 2006, the Company had total gross loans with fixed rates of interest of $608.6 million, or 49.7 percent, and total gross loans with variable or floating rates of interest of $616.9 million, or 50.3 percent, as compared to $456.1 million or 44.4 percent of fixed rate loans and $570.3 million or 55.6 percent of variable or floating rate loans at December 31, 2005.

      At December 31, 2006 and 2005, the Company had approximately $300.7 million and $306.6 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

      The following table presents the maturities of loans outstanding at December 31, 2006 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

	(000’s except percentages)

		After 1
	Within 1	But within	After 5
	Year	5 years	Years	Total	Percent

Loans:
Real estate — commercial	$39,150	$157,106	$93,929	$290,185	32.3%
Real estate — construction	231,495	21,446	—	252,941	28.2
Commercial and industrial	110,126	148,752	96,336	355,214	39.5

Total	$380,771	$327,234	$190,265	$898,340	100.0%

Rate Sensitivity:
Fixed or predetermined interest rates	$49,001	$277,024	$169,434	$495,459	55.2%
Floating or adjustable interest rates	331,770	50,280	20,831	402,881	44.8

Total	$380,771	$327,304	$190,265	$898,340	100.0%

Percent	42.4%	36.4%	21.2%	100.0%

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

      The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, restructured loans, Other Real Estate Owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

	(000’s except percentages)

	2006	2005	2004	2003	2002

Non-accrual loans at year end	$5,572	$3,837	$2,301	$2,913	$4,758
OREO at year end	—	—	—	—	1,831
Restructured loans at year end	—	—	—	—	—

Total nonperforming assets	$5,572	$3,837	$2,301	$2,913	$6,589

Loans past due 90 days or more and still accruing	3,879	3,522	3,227	1,431	1,596
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	474	283	243	188	179
Nonperforming assets to total assets at year end	0.24%	0.19%	0.13%	0.17%	0.43%

      At December 31, 2006, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $1.8 million to $5.6 million at December 31, 2006 from $3.8 million at December 31, 2005, which increased $1.5 million from $2.3 million at December 31, 2004. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

      At December 31, 2006, loans that aggregated approximately $33.6 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future. There were no restructured loans considered to be impaired at December 31, 2006, 2005 and 2004.

      In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $5.6 million, $3.8 million and $2.3 million at December 31, 2006, 2005 and 2004, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. The total allowance for loan losses specifically allocated to impaired and other identified problem loans was $1.8 million, $1.3 million and $1.6 million at December 31, 2006, 2005 and 2004, respectively. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was approximately $5.3 million, $3.7 million and $2.7 million, respectively.

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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision/credit for loan losses for the dates indicated is as follows:

	(000’s)

	December 31,	Change	December 31,	Change	December 31,
	2006	During 2006	2005	During 2005	2004

Components:
Specific	$1,795	$495	$1,300	$(315)	$1,615
Formula	1,089	464	625	(761)	1,386
Unallocated	13,900	2,300	11,600	2,800	8,800

Total Allowance	$16,784		$13,525		$11,801

Net Change		3,259		1,724
Amount Acquired		1,529		—
Net recoveries/(charge-offs)		(400)		(335)

Provision for loan losses		$2,130		$2,059

	Change	December 31,	Change	December 31,
	During 2004	2003	During 2003	2002

Components:
Specific	$83	$1,532	$250	$1,282
Formula	77	1,309	(19)	1,328
Unallocated	200	8,600	(300)	8,900

Total Allowance		$11,441		$11,510

Net Change	360		(69)
Net recoveries/(charge-offs)	(113)		(506)

Provision for loan losses	$473		$437

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

2006

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Company’s market area and the steady rise in short-term interest rates which began in the third quarter of 2004, continued throughout 2005 and the first half of 2006. Such conditions have had negative effects on the demand for and value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty or possible slowing economic conditions are part of the determination of the unallocated component of the allowance.

•	Concentration — Construction loans increased to $252.9 million or 20.6 percent of total loans at December 31, 2006 from $178.7 million or 17.4 percent of total loans at December 31, 2005. These loans generally have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Increases in such concentrations, and the associated increase in risk, is not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of changes in concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Delinquencies increased within HVB and NYNB’s portfolios during the year ended December 31, 2006. In addition, the dollar amount of nonperforming loans increased, partially due to the addition of $1.0 million of nonperforming loans acquired with NYNB. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, an increase in the inventory of new residential construction and its time on the market and recent indications of a decline in real estate values in the Company’s primary market area may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impacted the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	Loan Participations — We expanded the number of banks from which we will purchase loan participations, particularly outside our primary market area. While we review each loan, we greatly rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component of the allowance for loan losses.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $2.3 million increase in the unallocated component of the allowance to $13.9 million reflects our best estimate of probable losses which have been incurred as of December 31, 2006.

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

      A summary of the allowance for loan losses for each of the prior five years ended December 31, is as follows:

	(000’s except percentages)

	2006	2005	2004	2003	2002

Net loans outstanding at end of year	$1,205,243	$1,009,819	$862,496	$707,104	$642,438

Average net loans outstanding during the year	1,131,300	928,866	780,331	662,800	619,098

Allowance for loan losses:
Balance, beginning of year	$13,525	$11,801	$11,441	$11,510	$8,018
Amount acquired	1,529	—	—	—	—
Provision charged to expense	2,130	2,059	473	437	3,902

	17,184	13,860	11,914	11,947	11,920
Charge-offs and recoveries during the year:
Charge offs:
Real estate:
Commercial	—	—	(62)	(540)	—
Construction	—	—	—	—	—
Residential	(153)	—	—	—	—
Commercial and industrial	(216)	(318)	(102)	(176)	(290)
Lease financing and individuals	(76)	(53)	(30)	(1)	(189)
Recoveries:
Real estate:
Commercial	—	4	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	—
Commercial and industrial	22	26	72	197	66
Lease financing and individuals	23	6	9	14	3

Net charge-offs during the year	(400)	(335)	(113)	(506)	(410)

Balance, end of year	$16,784	$13,525	$11,801	$11,441	$11,510

Ratio of net charge-offs to average net loans outstanding during the year	0.04%	0.04%	0.01%	0.08%	0.07%
Ratio of allowance for loan losses to gross loans outstanding at end of the year	1.39%	1.32%	1.35%	1.59%	1.76%

      The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2006			2005

			Percentage			Percentage
			of Loans			of Loans
			in each			in each
	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts	by Total	Loan Loss	Amounts	by Total
	Allowance	by Category	Loans	Allowance	by Category	Loans

Real Estate:
Commercial	$337	$290,185	23.68%	$168	$220,384	21.47%
Construction	800	252,941	20.64%	800	178,731	17.41%
Residential	16	289,553	23.63%	153	276,384	26.93%
Commercial and industrial	1,389	355,214	28.99%	794	316,907	30.88%
Lease financing and individuals	342	37,543	3.06%	10	33,980	3.31%
Unallocated	13,900	—	—	11,600	—	—

Total	$16,784	$1,225,436	100.00%	$13,525	$1,026,386	100.00%

	2004			2003			2002

			Percentage			Percentage			Percentage
			of Loans			of Loans			of Loans
			in each			in each			in each
	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts	by Total	Loan Loss	Amounts	by Total	Loan Loss	Amounts	by Total
	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans

Real Estate:
Commercial	$779	$233,452	26.62%	$167	$241,566	33.53%	$375	$231,411	35.31%
Construction	122	116,064	13.23%	79	60,892	8.45%	100	56,691	8.65%
Residential	—	222,392	25.36%	85	178,518	24.78%	12	164,287	25.07%
Commercial and industrial	2,091	277,013	31.59%	2,498	218,130	30.28%	2,116	179,288	27.36%
Lease financing and individuals	9	28,063	3.20%	12	21,256	2.96%	7	23,733	3.61%
Unallocated	8,800	—	—	8,600	—	—	8,900	—	—

Total	$11,801	$876,984	100.00%	$11,441	$720,362	100.00%	$11,510	$655,410	100.00%

      Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, the Banks are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2006. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 2004, the FDIC and the New York State Banking Department completed examinations of the Bank. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

  Provision for Loan Losses

      The Company recorded a provision for loan losses of $2.1 million during 2006, $2.1 million during 2005 and $0.5 million during 2004. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

Deposits

      The Company’s fundamental source of funds supporting interest earning assets is deposits, consisting of non interest bearing demand deposits, checking with interest, money market, savings and various forms of time deposits. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long term customer relationships, which enhance the ability to cross sell services. Depositors include businesses, professionals, municipalities, not-for-profit organizations and individuals. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain and expand its deposit base despite intense competition from other banking institutions and non-bank financial service providers.

      The following table presents a summary of deposits at December 31:

	(000’s)

	2006	2005

Demand deposits	$644,447	$576,032
Money market accounts	417,089	421,720
Savings accounts	95,741	73,028
Time deposits of $100,000 or more	197,794	149,231
Time deposits of less than $100,000	112,089	57,217
Checking with interest	159,281	130,768

Total	$1,626,441	$1,407,996

      At December 31, 2006 and 2005, certificates of deposits and other time deposits of $100,000 or more totaled $197.8 million and $149.2 million, respectively. At December 31, 2006, such deposits classified by time remaining to maturity were as follows:

(000’s)

3 months or less	$142,844
Over 3 through 6 months	22,544
Over 6 through 12 months	32,406
Over 12 months	—

Total	$197,794

      Total deposits at December 31, 2006 increased $218.4 million or 15.5 percent to $1,626.4 million, from $1,408.0 million at December 31, 2005, which increased $172.7 million or 14.0 percent from $1,235.3 million at December 31, 2004. Average deposits outstanding increased $177.1 million or 13.3 percent to $1,512.6 million in 2006 from $1,335.5 million in 2005, which increased $144.7 million or 12.2 percent from $1,190.8 million in 2004. Excluding municipal CD’s, which are acquired on a bid basis, total deposits increased 15.1 percent and 14.0 percent, and average deposits increased 13.2 percent and 12.3 percent in 2006 and 2004, respectively.

      Average non interest bearing deposits increased $39.5 million or 7.0 percent to $602.0 million in 2006 from $562.5 in 2005 which increased $45.0 million or 8.7 percent from $517.5 million in 2004. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2006 increased $137.7 million or 17.8 percent reflecting increases in checking with interest accounts, money market accounts, savings accounts and time deposits. Average interest bearing deposits in 2005 increased $99.7 million or 14.8 percent reflecting increases in checking with interest accounts, money market accounts, savings accounts and time deposits.

      Average money market deposits increased $47.4 million or 12.3 percent in 2006 and $57.1 million or 17.5 percent in 2005, due in part to new customer accounts, increased activity in existing accounts, the addition of new branches and the acquisition of NYNB.

      Average checking with interest deposits increased $8.9 million or 7.1 percent in 2006 and $15.4 million or 14.0 percent in 2005 primarily as a result of new customer accounts, increased activity in existing accounts, the addition of new branches and the acquisition of NYNB.

      Average time deposits increased $58.1 million or 30.8 percent in 2006 and $23.1 million or 14.0 percent in 2005. The increases were a result of increased activity in brokered CD’s, the acquisition of NYNB, new customer accounts, increased activity in existing accounts, and the addition of new branches.

      Average savings deposit balances increased $23.3 million or 31.3 percents in 2006 and $4.0 million or 5.7 percent in 2005. These increases were a result of new customer accounts, increased activity in existing accounts the addition of new branches and the acquisition of NYNB.

      Time deposits of over $100,000, including municipal CD’s, increased $48.6 million at December 31, 2006 and increased $42.5 million at December 31, 2005, respectively, compared to the prior year end balances. Municipal CD’s are used to expand or maintain lower cost municipal deposits, fund securities purchases and for capital leveraging. These CD’s are primarily short term and are acquired on a bid basis. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

      The Company also utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these funding sources, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. At December 31, 2006, the Company had $50.0 million in brokered deposits.

      The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)

	Year ended December 31,

	2006		2005		2004
	Average		Average		Average

	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits — Non interest bearing	$601,983	—	$562,533	—	$517,532	—
Money market accounts	431,628	2.07%	384,214	1.07%	327,055	0.56%
Savings accounts	97,567	0.69%	74,317	0.52%	70,321	0.23%
Time deposits	246,538	3.32%	188,460	2.07%	165,349	1.19%
Checking with interest	134,874	0.78%	125,934	0.37%	110,499	0.22%

Total	$1,512,590	1.25%	$1,335,458	0.66%	$1,190,756	0.35%

Borrowings

      Borrowings with original maturities of one year or less totaled $207,188 and $172,115 at December 31, 2006 and 2005, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase of $192,645 and $171,463 and note options on Treasury, tax and loan of $543 and $652 at December 31, 2006 and 2005, respectively, and overnight borrowings of $14,000 at December 31, 2006. Other borrowings totaled $249,371 and $263,097 at December 31, 2006 and 2005, respectively, which consisted of borrowings of $227,750 and $242,750 from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21,621 and $20,347 at December 31, 2006 and 2005, respectively.

      The callable borrowings from the FHLB mature beginning in 2008 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2007 and quarterly thereafter. A non callable borrowing of $1,300 matures in 2027 and a non callable borrowing of $20,000 matures in 2011.

      Interest expense on all borrowings totaled $22,741, $16,436 and $12,611 in 2006, 2005 and 2004, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

		(000’s except percentages)

		2006	2005	2004

Average balance:	Short-term	$234,959	$170,072	$181,870
	Other borrowings	258,308	263,108	231,014
Weighted average interest rate (for the year):	Short-term	4.8%	2.9%	1.2%
	Other borrowings	4.5	4.4	4.5
Weighted average interest rate (at year end):	Short-term	2.0%	2.6%	1.7%
	Other borrowings	4.8	4.4	4.3
Maximum month-end outstanding amount:	Short-term	$289,575	$200,423	$216,920
	Other borrowings	264,395	263,119	263,125

      At December 31, 2006, the Company had available unused short-term lines of credit of $200 million from a large New York based investment banking firm, $186 million from the FHLB, $85 million from correspondent banks and $331 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

Capital Resources

      Stockholders’ equity increased $15.8 million or 9.3 percent to $185.6 million at December 31, 2006 from $169.8 million at December 31, 2005, which increased $10.1 million or 6.3 percent from $159.7 million at December 31, 2004. The 2006 increase resulted from net income of $34.1, net processed from stock options exercised of $4.5 million and proceeds from the sale of treasury stock of $0.2 million partially offset by cash dividends of $15.8 million, purchases of treasury stock of $6.6 million an a reduction of accumulated other comprehensive income of $0.6 million. The 2005 increase resulted from net income of $30.9 million, net proceeds from stock options exercised of $4.7 million, and proceeds from sales of treasury stock of $0.3 million, partially offset by cash dividends paid of $13.7 million, purchases of treasury stock of $5.5 million and a reduction of accumulated other comprehensive income of $6.6 million.

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

      The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2004 and 2004 included elsewhere herein.

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

      The risk-based capital ratios at December 31, follow:

	2006	2005	2004

Tier 1 capital:
Company	12.3%	13.8%	14.5%
HVB	12.3	13.8	14.4
NYNB	12.5	—	—
Total capital:
Company	13.5%	14.9%	15.6%
HVB	13.5	14.9	15.5
NYNB	13.7	—	—

      Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

      The leverage ratios were as follows at December 31:

	2006	2005	2004

Company	7.8%	8.3%	8.2%
HVB	7.8	8.1	8.1
NYNB	7.0	—	—

      To be considered “well-capitalized” under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Banks all current regulatory capital requirements to be considered in the “well capitalized” category at December 31, 2006. Management plans to conduct the affairs of the Banks so as to maintain a strong capital position in the future.

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

      The Company’s liquid assets, at December 31, 2006, include cash and due from banks of $61.8 million and Federal funds sold of $11.9 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

      Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $153.3 million at December 31, 2006. This represented 17.3 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $341.6 million, or 27.9 percent of loans at December 31, 2006, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

      HVB and NYNB are members of the FHLB. HVB has a borrowing capacity of up to $186 million under two lines of credit at December 31, 2006, at various terms secured by FHLB stock owned and to be purchased and certain other assets of HVB. HVB had $14.0 outstanding under these lines from the FHLB at December 31, 2006. The Company’s short-term borrowings included $192.6 million under securities sold under agreements to repurchase at December 31, 2006, and had securities totaling $287.4 million at December 31, 2006 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, HVB has agreements with two investment firms to borrow up to $110 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $80 million. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

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

      A summary of significant long-term contractual obligations and credit commitments at December 31, 2006 follows:

		After 1 Year	After 3 Years
	Within	but Within	but Within	After
	1 Year	3 Years	5 Years	5 Years	Total

Contractual Obligations:
Time Deposits	$291,501	$11,832	$6,546	$3	$309,882
FHLB Borrowings	24	115,548	117,298	16,501	249,371
Operating lease and license obligations	1,903	4,104	3,891	9,004	18,902

Total	$293,428	$131,484	$127,735	$25,508	$578,155

Credit Commitments:
Available lines of credit	$135,531	$56,119	$8,716	$52,647	$253,013
Other loan commitments	47,648	—	—	—	47,648
Letters of credit	14,135	502	—	—	14,637

Total	$197,314	$56,621	$8,716	$52,647	$315,298

      FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $242.8 million of those borrowings as of various dates during 2007 and quarterly thereafter.

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

Quarterly Results of Operations (Unaudited)

      Set forth below are certain quarterly results of operations for 2006 and 2005.

	2006 Quarters				2005 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$37,811	$35,853	$34,711	$32,782	$30,202	$28,368	$26,736	$25,058
Net interest income	25,765	24,880	24,909	24,003	22,784	21,781	20,802	19,691
Provision for loan losses	526	529	598	477	538	512	521	488
Income before income taxes	13,447	13,733	13,279	11,634	12,197	12,148	11,777	10,861
Net income	8,766	8,883	8,701	7,709	7,718	8,025	7,863	7,339
Basic earnings per common share	$0.98	$0.99	$0.97	$0.86	$0.86	$0.90	$0.89	$0.82
Diluted earnings per common share	$0.95	$0.96	$0.94	$0.84	$0.83	$0.87	$0.86	$0.81

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2006. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	adverse changes in economic conditions especially those effecting real estate;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	regulatory delays or conditions imposed by regulators in connection with the conversion of the Banks to national banks, acquisitions or other expansion plans;

•	increases in federal and state income taxes and/or the Company’s effective income tax rate;

•	the extent and timing of legislative and regulatory actions and reform; and

•	difficulties in integrating acquisitions, offering new services or expanding into new markets.

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

      The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2006 shows the Company’s net interest income declining slightly if rates rise or fall.

      The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2006 and 2005.

	Percentage Change in	Percentage Change in
	Estimated Net Interest	Estimated Net Interest
	Income from	Income from
Gradual Change in Interest Rates	December 31, 2006	December 31, 2005

+200 basis points	(2.2)%	0.5%
-200 basis points	(1.7)%	(3.7)%

      The percentage change in estimated net interest income for the subsequent 12 month measurement period from December 31, 2006 in the +200 basis points and -200 basis points scenarios of (2.2)% and (1.7)%, respectively, are within the Company’s policy limit of (5.0)%.

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

      The Company also prepares a static gap analysis. The “Static Gap” as of December 31, 2006 and 2005 is presented in the tables below. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market accounts and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

      At December 31, 2006, the “Static Gap” showed a positive cumulative gap of $4.8 million in the one day to one year repricing period, as compared to a positive cumulative gap of $74.7 million at December 31, 2005. The change in the cumulative static gap between December 31, 2006 and December 31, 2005 reflects the results of the Company’s efforts to reposition its portfolios as a result of changes in interest rates and flattening of the yield curve which began in late 2004 and continued through 2005. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes.

      The tables below set forth the interest rate sensitivity analysis by repricing date at year end 2006 and 2005.

Interest Rate Sensitivity Analysis By Repricing Date

December 31, 2006

	(000’s except percentages)

		Over	Over	Over		Non-
		One Day to	Three Months	One Year to	Over	Interest
	One Day	Three Months	to One Year	Five Years	Five Years	Bearing	Total

Assets:
Loans, net	—	$571,739	$97,168	$421,523	$104,955	$9,858	$1,205,243
Mortgage-backed securities	—	39,379	119,969	308,901	39,067	—	507,316
Other securities	—	57,539	52,354	159,892	154,570	—	424,355
Other earning assets	$17,651	—	—	—	—	—	17,651
Other assets	—	—	—	—	—	137,169	137,169

Total Assets	17,651	668,657	269,491	890,316	298,592	147,027	2,291,734

Liabilities & Stockholders’ Equity:
Interest bearing deposits	—	$636,186	$77,635	$18,378	$249,795	—	$981,994
Other borrowed funds	$89,849	147,345	18	219,149	198	—	456,559
Demand deposits	—	—	—	—	—	$644,447	644,447
Other liabilities	—	—	—	—	—	23,168	23,168
Stockholders’ equity	—	—	—	—	—	185,566	185,566

Total Liabilities & Stockholders’ Equity	89,849	783,531	77,653	237,527	249,993	853,181	2,291,734

Net interest rate sensitivity gap	$(72,198)	$(114,874)	$191,838	$652,789	$48,599	$(706,154)	—

Cumulative gap	$(72,198)	$(187,072)	$4,766	$657,555	$706,154	—	—

Cumulative gap to interest earning assets	(3.35)%	(8.68)%	0.22%	30.52%	32.77%

December 31, 2005

	(000’s except percentages)

		Over	Over	Over		Non-
		One Day to	Three Months	One Year to	Over	Interest
	One Day	Three Months	to One Year	Five Years	Five Years	Bearing	Total

Assets:
Loans, net	—	$536,768	$66,948	$309,237	$91,378	$5,488	$1,009,819
Mortgage-backed securities	—	31,579	112,228	288,077	72,507	—	504,391
Other securities	—	44,511	48,533	153,938	146,291	—	393,273
Other earning assets	$19,393	—	—	—	—	—	19,393
Other assets	—	—	—	—	—	105,845	105,845

Total Assets	19,393	612,858	227,709	751,252	310,176	111,333	2,032,721

Liabilities & Stockholders’ Equity:
Interest bearing deposits	—	$561,078	$52,015	$14,942	$203,929	—	$831,964
Other borrowed funds	$57,763	114,358	16	156,596	106,479	—	435,212
Demand deposits	—	—	—	—	—	$576,032	576,032
Other liabilities	—	—	—	—	—	19,724	19,724
Stockholders’ equity	—	—	—	—	—	169,789	169,789

Total Liabilities & Stockholders’ Equity	57,763	675,436	52,031	171,538	310,408	765,545	2,032,721

Net interest rate sensitivity gap	$(38,370)	$(62,578)	$175,678	$579,714	$(232)	$(654,212)	—

Cumulative gap	$(38,370)	$(100,948)	$74,730	$654,444	$654,212	—	—

Cumulative gap to interest earning assets	(1.99)%	(5.24)%	3.88%	33.96%	33.95%

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hudson Valley Holding Corp.
Yonkers, New York

      We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and its subsidiaries, (the “Company”), as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 12, the Company adopted the initial recognition provisions of Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York

March 15, 2007

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2006, 2005 and 2004
Dollars in thousands, except per share amounts

	2006	2005	2004

Interest Income:
Loans, including fees	$96,527	$72,169	$54,136
Securities:
Taxable	34,591	28,377	25,307
Exempt from Federal income taxes	9,234	8,848	8,734
Federal funds sold	600	841	209
Deposits in banks	205	129	46

Total interest income	141,157	110,364	88,432

Interest Expense:
Deposits	18,859	8,870	4,184
Securities sold under repurchase agreements and other short-term borrowings	11,149	4,909	2,140
Other borrowings	11,592	11,527	10,471

Total interest expense	41,600	25,306	16,795

Net Interest Income	99,557	85,058	71,637
Provision for loan losses	2,130	2,059	473

Net interest income after provision for loan losses	97,427	82,999	71,164

Non Interest Income:
Service charges	4,529	3,973	3,373
Investment advisory fees	7,008	4,569	1,354
Realized (loss) gain on sales of securities, net	(199)	(1,158)	1,100
Other income	1,741	919	698

Total non interest income	13,079	8,303	6,525

Non Interest Expense:
Salaries and employee benefits	32,791	25,574	21,072
Occupancy	5,779	3,760	3,119
Professional services	4,941	4,319	3,491
Equipment	2,821	2,297	2,056
Business development	2,120	1,722	1,485
FDIC assessment	381	178	173
Other operating expenses	9,579	6,469	5,323

Total non interest expense	58,412	44,319	36,719

Income Before Income Taxes	52,094	46,983	40,970
Income Taxes	18,035	16,038	13,430

Net Income	$34,059	$30,945	$27,540

Basic Earnings per Common Share	$3.80	$3.47	$3.11
Diluted Earnings per Common Share	3.69	3.37	3.05

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2006, 2005 and 2004
Dollars in thousands

	2006	2005	2004

Net Income	$34,059	$30,945	$27,540

Other comprehensive income, (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the year	696	(12,823)	(1,321)
Income tax effect	(285)	5,229	586

	411	(7,594)	(735)
Reclassification adjustment for net loss (gain) realized on securities available for sale	199	1,158	(1,100)
Income tax effect	(81)	(472)	396

	118	686	(704)

Unrealized holding gain (loss) on securities, net	529	(6,908)	(1,439)
Minimum pension liability adjustment	(22)	436	7
Income tax effect	9	(175)	(3)

	(13)	261	4

Other comprehensive income (loss)	516	(6,647)	(1,435)

Comprehensive Income	$34,575	$24,298	$26,105

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005
Dollars in thousands, except per share and share amounts

	2006	2005

ASSETS
Cash and due from banks	$61,805	$47,776
Federal funds sold	11,858	17,329
Securities available for sale, at estimated fair value (amortized cost of $886,170 in 2006 and $843,200 in 2005)	877,738	833,873
Securities held to maturity, at amortized cost (estimated fair value of $39,416 in 2006 and $49,633 in 2005)	39,922	50,119
Federal Home Loan Bank of New York (FHLB) stock	14,011	13,672
Loans (net of allowance for loan losses of $16,784 in 2006 and $13,525 in 2005)	1,205,243	1,009,819
Accrued interest and other receivables	16,921	12,625
Premises and equipment, net	21,669	13,591
Deferred income taxes, net	11,626	12,187
Other assets	30,941	21,730

TOTAL ASSETS	$2,291,734	$2,032,721

LIABILITIES
Deposits:
Non interest-bearing	$644,447	$576,032
Interest-bearing	981,994	831,964

Total deposits	1,626,441	1,407,996
Securities sold under repurchase agreements and other short-term borrowings	207,188	172,115
Other borrowings	249,371	263,097
Accrued interest and other liabilities	23,168	19,724

TOTAL LIABILITIES	2,106,168	1,862,932

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common Stock, $0.20 par value; authorized 10,000,000 shares; outstanding 8,945,124 and 8,138,752 shares in 2006 and 2005, respectively	1,880	1,856
Additional paid-in capital	202,963	207,372
Retained earnings	2,437	1,431
Accumulated other comprehensive income (loss)	(6,910)	(6,282)
Treasury stock, at cost; 452,646 and 1,142,699 shares in 2006 and 2005, respectively	(14,804)	(34,588)

Total stockholders’ equity	185,566	169,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,291,734	$2,032,721

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-In	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2004	6,586,816	1,519	(27,824)	165,562	1,304	1,800	142,361
Net income					27,540		27,540
Exercise of stock options, net of tax	134,337	27		4,025			4,052
Purchase of treasury stock	(43,496)		(1,854)				(1,854)
Sale of treasury stock	12,824		365	165			530
Stock dividend	668,679	134		15,686	(15,820)		—
Cash dividends					(11,532)		(11,532)
Minimum pension liability adjustment						4	4
Net unrealized loss on securities available for sale						(1,439)	(1,439)

Balance at December 31, 2004	7,359,160	$1,680	(29,313)	185,438	1,492	365	159,662
Net income					30,945		30,945
Exercise of stock options, net of tax	142,415	28		4,698			4,726
Purchase of treasury stock	(110,126)		(5,492)				(5,492)
Sale of treasury stock	7,473		217	65			282
Stock dividend	739,830	148		17,171	(17,319)		—
Cash dividends					(13,687)		(13,687)
Minimum pension liability adjustment						261	261
Net unrealized loss on securities available for sale						(6,908)	(6,908)

Balance at December 31, 2005	8,138,752	1,856	(34,588)	207,372	1,431	(6,282)	169,789
Net income					34,059		34,059
Exercise of stock options, net of tax	116,319	24		4,510			4,534
Purchase of treasury stock	(129,703)		(6,593)				(6,593)
Sale of treasury stock	5,730		180	61			241
Stock dividend	814,026		26,197	(8,980)	(17,217)		—
Cash dividends					(15,836)		(15,836)
Minimum pension liability adjustment						(13)	(13)
Adjustment for the initial application of SFAS No. 158, net of tax						(1,144)	(1,144)
Net unrealized gain on securities available for sale						529	529

Balance at December 31, 2006	8,945,124	$1,880	$(14,804)	$202,963	$2,437	$(6,910)	$185,566

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004
Dollars in thousands

	2006	2005	2004

Operating Activities:
Net income	$34,059	$30,945	$27,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,130	2,059	473
Depreciation and amortization	2,572	2,000	1,926
Realized loss (gain) on security transactions, net	199	1,158	(1,100)
Amortization of premiums on securities, net	598	2,662	4,259
Stock option expense and related tax benefits	944	550	330
Deferred taxes (benefit)	959	(671)	107
Increase in deferred loan fees	365	354	871
Increase in accrued interest and other receivables	(4,296)	(1,454)	(393)
Increase in other assets	(9,211)	(2,978)	(8,744)
Excess tax benefits from share based payment arrangements	(247)	(257)	(141)
Increase in accrued interest and other liabilities	3,444	1,937	1,935
(Increase) decrease in minimum pension liability adjustment	(1,921)	437	7

Net cash provided by operating activities	29,595	36,742	27,070

Investing Activities:
Decrease (increase) in Federal Funds sold	5,471	(11,629)	300
Increase (decrease) in FHLB stock	(339)	534	(3,049)
Proceeds from maturities of securities available for sale	165,145	144,797	197,276
Proceeds from maturities of securities held to maturity	10,282	20,919	5,596
Proceeds from sales of securities available for sale	45,634	50,032	29,144
Purchases of securities available for sale	(254,629)	(240,105)	(174,933)
Purchases of securities held to maturity	—	—	(76,372)
(Decrease) increase in payable for securities purchased	—	(491)	491
Net increase in loans	(197,921)	(149,737)	(156,737)
Net purchases of premises and equipment	(10,650)	(1,524)	(1,557)

Net cash used in investing activities	(237,007)	(187,204)	(179,841)

Financing Activities:
Net increase in deposits	218,445	172,655	110,441
Repayment of other borrowings	(51,276)	(24)	(23)
Proceeds from other borrowings	37,550	—	75,000
Net increase (decrease) in securities sold under repurchase agreements and short term borrowings	35,073	7,643	(33,784)
Proceeds from issuance of common stock	3,590	4,176	3,722
Proceeds from sale of treasury stock	241	282	530
Cash dividends paid	(15,836)	(13,687)	(11,532)
Acquisition of treasury stock	(6,593)	(5,492)	(1,854)
Excess tax benefits from share based payment arrangements	247	257	141

Net cash provided by financing activities	221,441	165,810	142,641

Increase (Decrease) in Cash and Due from Banks	14,029	15,348	(10,130)
Cash and due from banks, beginning of year	47,776	32,428	42,558

Cash and due from banks, end of year	$61,805	$47,776	$32,428

Supplemental Disclosures:
Interest paid	$39,567	$24,212	$16,377
Income tax payments	19,089	16,135	12,627
Change in unrealized gain (loss) on securities available for sale — net of tax	529	(6,908)	(1,439)

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

      Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly owned subsidiaries, Hudson Valley Bank (“HVB”) and NYNB Bank (“NYNB”), (collectively the “Company”). The Company acquired NYNB (formerly known as New York National Bank) effective January 1, 2006 in a tax free stock purchase transaction for approximately $13.5 million in cash. At the time of the acquisition, including the effects of purchase accounting, NYNB had total assets of $136.5 million, net loans of $59.9 million and total deposits of $117.7 million. The Company offers a broad range of banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals. HVB, a New York chartered commercial bank headquartered in Westchester County, New York has 15 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, 1 in Queens County, New York and 1 in Rockland County, New York. NYNB, a New York chartered commercial bank headquartered in Bronx County, New York has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York. The Company also provides investment management services to its customers through its wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”), a Manhattan, New York based money management firm acquired in 2004. NYNB and ARS are not significant subsidiaries for purposes of disclosing additional information related to each acquisition. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. An estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

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

      Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it is, the type of hedge transaction. There were no interest rate contracts outstanding as of December 31, 2006 or 2005.

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

      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2006 and 2005. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examination.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2006 and 2005 did not indicate impairment of its goodwill or identified intangible assets.

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

      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire ten years from the date of grant. Effective January 1, 2006, the Company adopted

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 11 herein for additional discussion.

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

      Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2006	2005	2004

Weighted average common shares:
Basic	8,952,652	8,929,679	8,847,452
Effect of stock options	287,626	245,912	177,783
Diluted	9,240,278	9,175,591	9,025,235

      In December 2006, 2005 and 2004, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

Recent Accounting Pronouncements

      Accounting Changes and Error Corrections — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154.”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of SFAS No. 154 by the Company as of January 1, 2006 did not have any impact on the Company’s consolidated financial statements.

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

      Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”(“SFAS No. 158”). This statement, which amends FASB Statement Nos. 87, 88, 106 and 132R, requires employers to recognize the overfunded and underfunded status of a defined benefit postretirement plan as an asset or a liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, net of tax. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The effective date of the requirement to initially recognize the funded status of the plan and to provide the required disclosures was December 31, 2006. The effects of and required disclosures from the

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of the initial recognition provisions of SFAS No. 158 are presented in Note 12 herein. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact of adopting provisions in SFAS No. 158 related to the change in its measurement date on its consolidated results of operations and financial condition.

      Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements  — In September 2006, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the consolidated results of operations and financial condition.

      The Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value, with changes in fair value reported in earnings, and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting SFAS No. 159 on its consolidated results of operations and financial condition.

      Other — Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

2  Securities

	December 31,

	2006				2005

		Gross Unrealized				Gross Unrealized
	Amortized			Estimated	Amortized			Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Classified as Available for Sale
U.S. Treasury and government agencies	$137,180	$12	$2,711	$134,481	$119,200	$1	$2,969	$116,232
Mortgage-backed securities	480,955	167	9,165	471,957	468,731	448	9,761	459,418
Obligations of states and political subdivisions	209,502	3,427	676	212,253	203,204	4,203	1,300	206,107
Other debt securities	27,889	357	5	28,241	27,906	179	246	27,839

Total debt securities	855,526	3,963	12,557	846,932	819,041	4,831	14,276	809,596
Mutual funds and other equity securities	30,644	610	448	30,806	24,159	609	491	24,277

Total	$886,170	$4,573	$13,005	$877,738	$843,200	$5,440	$14,767	$833,873

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2006				2005

		Gross				Gross
		Unrealized				Unrealized
	Amortized			Estimated	Amortized			Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Classified as Held to Maturity
Mortgage-backed securities	$34,791	—	$596	$34,195	$44,990	—	$499	$44,491
Obligations of states and political subdivisions	5,131	$93	3	5,221	5,129	$36	23	5,142

Total	$39,922	$93	$599	$39,416	$50,119	$36	$522	$49,633

      At December 31, 2006, securities having a stated value of approximately $553,920 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

      Gross proceeds from sales of securities available for sale were $45,634, $50,032 and $29,144 for 2006, 2005 and 2004, respectively. This resulted in gross losses of $199 and $1,158 and gross gains of $1,100 in 2006, 2005 and 2004 respectively. Applicable income taxes relating to such transactions were $(81), $(472) and $396 in 2006, 2005 and 2004, respectively.

      The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005 (in thousands):

December 31, 2006

	Duration of Unrealized Loss

	Less than 12 Months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Classified as Available for Sale
U.S. Treasury and government agencies	$96,800	$2,611	$35,160	$100	$131,960	$2,711
Mortgage-backed securities	306,940	8,203	139,334	962	446,274	9,165
Obligations of states and political subdivisions	32,521	536	30,624	140	63,145	676
Other debt securities	—	—	552	5	552	5

Total debt securities	436,261	11,350	205,670	1,207	641,931	12,557
Mutual funds and other equity securities	29,593	443	12	5	29,605	448

Total temporarily impaired securities	$465,854	$11,793	$205,682	$1,212	$671,536	$13,005

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Duration of Unrealized Loss

	Less than 12 Months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Classified as Held to Maturity
Mortgage-backed securities	$28,539	$547	$6,252	$49	$34,791	$596
Obligations of states and political subdivisions	275	2	183	1	458	3

Total temporarily impaired securities	$28,814	$549	$6,435	$50	$35,249	$599

December 31, 2005

	Duration of Unrealized Loss

	Less than 12 Months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Classified as Available for Sale	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Treasury and government agencies	$21,798	$198	$92,198	$2,771	$113,996	$2,969
Mortgage-backed securities	245,211	4,509	160,866	5,252	406,077	9,761
Obligations of states and political subdivisions	44,058	636	19,221	664	63,279	1,300
Other debt securities	—	—	17,274	246	17,274	246

Total debt securities	311,067	5,343	289,559	8,933	600,626	14,276
Mutual funds and other equity securities	2,528	4	20,116	487	22,644	491

Total	$313,595	$5,347	$309,675	$9,420	$623,270	$14,767

	Duration of Unrealized Loss

	Less than 12 Months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Classified as Held To Maturity	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Mortgage-backed securities	$43,548	$495	$943	$4	$44,491	$499
Obligations of states and political subdivisions	2,041	16	268	7	2,309	23

Total	$45,589	$511	$1,211	$11	$46,800	$522

      The Company has the ability and intent to hold its securities to maturity or to recovery of cost. There have been no downgrades in credit ratings of securities in the Company’s portfolio, and all of the Company’s securities continue to be readily marketable. Based on these and other factors, the Company has concluded that the impairment in the market value of the above securities is primarily the result of changes in interest rates since the securities were acquired and is considered to be temporary in nature. The total number of securities in the Company’s portfolio that were in an unrealized loss position was 515 and 473 at December 31, 2006 and 2005, respectively.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturity of all debt securities held at December 31, 2006 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale

	Amortized	Fair
	Cost	Value

Contractual Maturity
Within 1 year	$36,835	$36,685
After 1 but within 5 years	119,349	118,026
After 5 but within 10 years	93,211	94,679
After 10 years	130,304	130,806
Mortgage-backed Securities	515,747	506,152

Total	$895,446	$886,348

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

	2006	2005
	Contract	Contract
	Amount	Amount

Credit commitments	$300,661	$306,559
Guarantees written	$14,637	$16,281

      The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates, generally ranging from 5.25% to 12.00%. Guarantees written generally have terms up to one year.

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principally in Westchester County and Bronx County, New York. Loans and credit commitments collateralized by real estate including all loans where real estate is either primary or secondary collateral are as follows:

	Residential	Commercial
	Property	Property	Total

2006
Loans	$327,301	$747,204	$1,074,505
Credit commitments	100,589	97,748	198,337

	$427,890	$844,952	$1,272,842

2005
Loans	$315,828	$584,065	$899,893
Credit commitments	100,520	127,457	227,977

	$416,348	$711,522	$1,127,870

      The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to have no value. The Company has in the past experienced little difficulty in accessing collateral when required.

4  Loans

      The loan portfolio is comprised of the following:

	December 31

	2006	2005

Real Estate:
Commercial	$290,185	$220,384
Construction	252,941	178,731
Residential	289,553	276,384
Commercial and industrial	355,214	316,907
Individuals	28,777	25,632
Lease financing	8,766	8,348

Total	1,225,436	1,026,386
Deferred loan fees	(3,409)	(3,042)
Allowance for loan losses	(16,784)	(13,525)

Loans, net	$1,205,243	$1,009,819

      The Company has established credit policies applicable to each type of lending activity in which it engages. The Banks evaluate the credit worthiness of each customer and extends credit based on credit history, ability to repay and market value of collateral. The customers’ credit worthiness is monitored on an ongoing basis. Additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are bank deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of payment to be based on the borrower’s ability to generate continuing cash flows.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the activity in the allowance for loan losses follows:

	December 31

	2006	2005	2004

Balance, beginning of year	$13,525	$11,801	$11,441
Add (deduct):
Provision for loan losses	2,130	2,059	473
Amount acquired	1,529	—	—
Recoveries on loans previously charged-off	45	36	81
Charge-offs	(445)	(371)	(194)

Balance, end of year	$16,784	$13,525	$11,801

      The recorded investment in impaired loans at December 31, 2006 was $5,572 for which an allowance of $1,795 has been established. The recorded investment in impaired loans at December 31, 2005 was $3,837, for which an allowance of $1,300 had been established. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

      The average investment in impaired loans during 2006, 2005 and 2004 was $5,320, $3,745, and $2,664, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

      Non-accrual loans at December 31, 2006, 2005 and 2004 and related interest income are summarized as follows:

	2006	2005	2004

Amount	$5,572	$3,837	$2,301
Interest income recorded	—	—	—
Interest income that would have been recorded under the original contract terms	474	283	243

      Non-accrual loans at December 31, 2006 and 2005 include $5,572 and $3,837, respectively, of loans considered to be impaired under SFAS No. 114.

      There were no restructured loans at December 31, 2006, 2005 or 2004.

      Loans made directly or indirectly to employees, directors or principal shareholders were approximately $16,894 and $17,992 at December 31, 2006 and 2005, respectively. During 2006, new loans granted to these individuals totaled $2,243 and payments totaled $3,341.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5  Premises and Equipment

      A summary of premises and equipment follows:

	December 31

	2006	2005

Land	$2,589	$1,139
Buildings	18,368	11,386
Leasehold improvements	5,663	4,624
Furniture, fixtures and equipment	19,862	16,754
Automobiles	665	702

Total	47,147	34,605
Less accumulated depreciation and amortization	(25,479)	(21,014)

Premises and equipment, net	$21,668	$13,591

      Depreciation and amortization expense totaled $2,572, $2,000 and $1,926 in 2006, 2005 and 2004, respectively.

6	Goodwill and Other Intangible Assets

      In the fourth quarter 2004, the Company acquired A.R. Schmeidler & Co., Inc. in a transaction accounted for as an asset purchase for tax purposes. In connection with this acquisition, the Company recorded customer relationship intangible assets of $2,470 and non-compete provision intangible assets of $516, which have amortization periods of 13 years and 7 years, respectively. Deferred tax benefits have been provided for the tax effect of temporary differences in the amortization periods of these identified intangible assets for book and tax purposes. The deferred income tax effects related to timing differences between the book and tax bases of identified intangible assets are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

      Also, at the time of this acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. In December 2005 and November 2006, the Company made the first two of these additional payments in the amounts of $1,572 and $3,016, respectively. The deferred income tax effects related to goodwill deductible for tax purposes has been reflected as a reduction of goodwill in the Company’s Consolidated Balance Sheets.

      On January 1, 2006, the Company acquired NYNB in a tax-free stock purchase transaction. In connection with this acquisition the Company recorded a core deposit premium intangible asset of $3,907 and a related deferred tax liability of $1,805. The core deposit premium has an estimated amortization period of 7 years. Also in connection with this acquisition, the Company recorded $1,528 of goodwill.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31, 2006 and 2005.

	2006		2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deposit Premium	$3,907	$558	—	—
Customer Relationships	2,470	427	$2,470	$237
Employment Related	516	166	516	92

Total	$6,893	$1,151	$2,986	$329

      Intangible assets amortization expense was $822 for 2006, $264 for 2005 and $65 for 2004. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the five years subsequent to December 31, 2006.

      Goodwill, net of deferred tax, was $10,284 and $5,913 at December 31, 2006 and 2005, respectively. Cumulative reductions of goodwill related to deferred tax on goodwill deductible for tax purposes were $324 and $151 at December 31 2006 and 2005, respectively. Goodwill, net of related deferred tax is included in “Other assets” in the Company’s Consolidated Balance Sheets.

7	Deposits

      The following table presents a summary of deposits at December 31:

	(000’s)

	2006	2005

Demand deposits	$644,447	$576,032
Money Market accounts	417,089	421,720
Savings accounts	95,741	73,028
Time deposits of $100,000 or more	197,794	149,231
Time deposits of less than $100,000	112,089	57,217
Checking with interest	159,281	130,768

Total Deposits	$1,626,411	$1,407,996

      At December 31, 2006 and 2005, certificates of deposit and other time deposits of $100,000 or more totaled $197.8 million and $149.2 million, respectively. At December 31, such deposits classified by time remaining to maturity were as follows:

	(000’s)

	2006	2005

3 months or less	$142,844	$115,098
Over 3 months through 6 months	22,544	20,496
Over 6 months through 12 months	32,406	13,637
Over 12 months	—	—

Total	$197,794	$149,231

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8  Borrowings

      Borrowings with original maturities of one year or less totaled $207,188 and $172,115 at December 31, 2006 and 2005, respectively. Such short-term borrowings consisted of securities sold under agreements to repurchase of $192,645 and $171,463 and note options on Treasury, tax and loan of $543 and $652 at December 31, 2006 and 2005, respectively, and overnight borrowings of $14,000 at December 31, 2006. Other borrowings totaled $249,371 and $263,097 at December 31, 2006 and 2005, respectively, which consisted of borrowings of $227,750 and $242,750 from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21,621 and $20,347 at December 31, 2006 and 2005, respectively.

      The callable borrowings from FHLB mature beginning in 2008 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2007 and quarterly thereafter. A non callable borrowing of $1,300 matures in 2027 and a non callable borrowing of $20,000 matures in 2011.

      Interest expense on all borrowings totaled $22,741, $16,436 and $12,611 in 2006, 2005 and 2004, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

	2006	2005	2004

Average balance:
Short-term	$234,959	$170,072	$181,870
Other Borrowings	258,308	263,108	231,014
Weighted average interest rate:
Short-term	4.8%	2.9%	1.2%
Other Borrowings	4.5	4.4	4.5
Maximum month-end outstanding amount:
Short-term	$289,575	$200,423	$216,920
Other Borrowings	264,395	263,119	263,125

      As of December 31, 2006 and 2005, these borrowings were collateralized by loans and securities with an estimated fair value of $499,642 and $482,032, respectively.

      At December 31, 2006, the Company had available unused short-term lines of credit of $200 million from a large New York based investment banking firm, $186 million from the FHLB and $85 million from correspondent banks. In addition, the Company had $331 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9  Income Taxes

      A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31

	2006		2005		2004

Income tax at statutory rate	$18,233	35.0%	$16,444	35.0%	$14,339	35.0%
State income tax, net of Federal benefit	2,746	5.3	2,529	5.3	2,039	5.1%
Tax-exempt interest income	(2,970)	(5.7)	(2,918)	(6.2)	(2,944)	(7.2%)
Non-deductible expenses and other	26	—	(17)	—	(33)	(0.1%)

Provision for income taxes	$18,035	34.6%	$16,038	34.1%	$13,430	32.8%

      The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31

	2006	2005	2004

Federal:
Current	$14,921	$12,823	$10,574
Deferred	(1,126)	(650)	(31)
State and Local:
Current	4,629	4,037	2,903
Deferred	(389)	(172)	(16)

Total	$18,035	$16,038	$13,430

      The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2006		December 31, 2005

	Asset	Liability	Asset	Liability

Allowance for loan losses	$6,743		$5,510
Securities available for sale	3,375		3,740
Supplemental pension benefit	2,535		2,197
Minimum pension liability	1,235		471
Deferred compensation	587		639
Interest on non-accrual loans	345		204
SFAS 123 compensation costs	191		93
Depreciation		$(1,744)		$(267)
Intangible assets		(1,612)		(106)
Other		(29)		(294)

Total	$15,011	$(3,385)	$12,854	$(667)

Net deferred tax asset	$11,626		$12,187

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the acquisition of NYNB Bank, the Company recorded $2,488 of net deferred tax liabilities, which included liabilities of $1,819 related to the write up of banking premises to market value and $1,804 related to a core deposit intangible asset, partially offset by deferred tax assets of $537 related to the allowance for loan losses, $265 related to unrealized losses on the NYNB securities portfolios and $333 of other deferred tax assets.

      In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The Company has reached a final agreement with New York State on all open issues for tax years through 2004. The final resolution of this matter did not have a significant impact on its financial position or results of operations.

10  Stockholders’ Equity

      The Company and the Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and the Banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and HVB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

      Management believes, as of December 31, 2006, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the capital requirements and capital position at December 31, 2006 and 2005:

					Minimum To Be
					Well Capitalized
			Minimum For		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision

Capital Ratios:	Amount	Ratio	Amount	Ratio	Amount	Ratio

HVB Only:
As of December 31, 2006:
Total Capital (To Risk Weighted Assets)	$182,502	13.5%	$108,126	8.0%	$135,157	10.0%
Tier 1 Capital (To Risk Weighted Assets)	166,901	12.3	54,063	4.0	81,094	6.0
Tier 1 Capital (To Average Assets)	166,901	7.8	85,808	4.0	107,260	5.0
As of December 31, 2005:
Total Capital (To Risk Weighted Assets)	$179,852	14.9%	$96,355	8.0%	$120,444	10.0%
Tier 1 Capital (To Risk Weighted Assets)	166,327	13.8	48,177	4.0	72,266	6.0
Tier 1 Capital (To Average Assets)	166,327	8.3	80,194	4.0	100,243	5.0

NYNB Only:
As of December 31, 2006:
Total Capital (To Risk Weighted Assets)	$10,576	13.7%	$6,159	8.0%	$7,699	10.0%
Tier 1 Capital (To Risk Weighted Assets)	9,604	12.5	3,079	4.0	4,619	6.0
Tier 1 Capital (To Average Assets)	9,604	7.0	5,524	4.0	6,905	5.0

			Minimum For
			Capital Adequacy
	Actual		Purposes

	Amount	Ratio	Amount	Ratio

Consolidated:
As of December 31, 2006:
Total Capital (To Risk Weighted Assets)	$192,642	13.5%	$114,017	8.0%
Tier 1 Capital (To Risk Weighted Assets)	175,857	12.3	57,009	4.0
Tier 1 Capital (To Average Assets)	175,857	7.8	90,681	4.0
As of December 31, 2005:
Total Capital (To Risk Weighted Assets)	$180,074	14.9%	$96,400	8.0%
Tier 1 Capital (To Risk Weighted Assets)	166,549	13.8	48,200	4.0
Tier 1 Capital (To Average Assets)	166,549	8.3	80,228	4.0

      As of December 31, 2006, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed either institution’s category.

      In addition, pursuant to Rule 15c3-1 of the Securities and Exchange Commission, ARS is required to maintain minimum “net capital” as defined under such rule. As of December 31, 2006 ARS exceeded its minimum capital requirement.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Dividend

      In December 2006 and 2005 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

11     Stock-Based Compensation

      The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire ten years from the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. From January 1, 2002 through the adoption of SFAS No. 123R, the Company followed the fair value recognition provisions for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). Therefore, the Company has utilized fair value recognition provisions for measurement of cost related to share-based transactions since 2002. Non-employee stock options are expensed as of the date of grant.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for the years December 31, 2006 and 2005. Shares and per share amounts have been adjusted to reflect the effects of the 10% stock dividends in 2006, 2005 and 2004:

				Weighted
			Aggregate	Average
	Shares	Weighted	Intrinsic	Remaining
	Underlying	Average Exercise	Value(1)	Contractual
Outstanding Options	Options	Price Per Share	($000s)	Term (Yrs.)

As of January 1, 2004	658,292	19.58
Granted at fair value	337,236	27.80
Cancelled or expired	(6,160)	25.13
Exercised	(178,267)	20.89

As of December 31, 2004	811,101	22.66
Granted at fair value	253,545	30.54
Cancelled or expired	(42,108)	27.44
Exercised	(172,019)	24.28

As of December 31, 2005	850,519	24.45
Granted at fair value	221,477	38.79
Cancelled or expired	(10,422)	28.67
Exercised	(127,694)	28.11

As of December 31, 2006	933,880	27.30	$14,424	6.5
Exercisable as of December 31, 2006	620,752	25.07	10,878	5.8
Available for future grant	50,053

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock.

      The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2006:

				Weighted Average

	Exercise Price		Number of	Remaining	Exercise
	Range		Options	Life (yrs)	Price

	$9.34	$22.97	286,625	3.9	$18.92
	$23.10	$29.40	321,453	6.9	$27.11
	$30.17	$42.85	325,802	8.6	$34.88

Total Options Outstanding	$9.34	$42.85	933,880	6.5	$27.30
Exercisable	$9.34	$42.85	620,752	5.8	$25.07
Not Exercisable	$22.08	$39.29	313,128	8.0	$31.74

      The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assumptions used in the valuation model for activity during the years ended December 31, 2006, 2005 and 2004.

	Years Ended
	December 31

	2006	2005	2004

Weighted average assumptions:
Dividend yield	4.4%	4.5%	4.5%
Expected volatility	9.8%	5.8%	6.9%
Risk-free interest rate	4.6%	3.6%	3.2%
Expected lives	4.8	4.9	5.0

      The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

      The per share weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $3.14, $0.71 and $0.84, respectively. Net compensation expense of $698, $293 and $189 related to the Company’s stock option plans was included in net income for the years ended December 30, 2006, 2005 and 2004, respectively. The total tax benefit related thereto was $213, $84 and $31, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $322 at December 31, 2006. This expense is expected to be recognized over a weighted-average period of 2.0 years.

      The following table presents a summary status of the Company’s non-vested options as of December 31, 2006, and changes during the year then ended. Shares and per share amounts have been adjusted to reflect the effects of the 10% stock dividends in 2006 and 2005:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	298,668	29.84
Granted	95,281	40.86
Vested	(71,318)	29.37
Forfeited or Expired	(9,503)	33.24

Nonvested at December 31, 2006	313,128	33.20

12  Benefit Plans

      The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations include 5 percent of each participant’s earnings during the year. Pension costs charged to other operating expenses totaled approximately $754, $694 and $478 in 2006, 2005 and 2004, respectively.

      The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Company matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $123, $113 and $100 in 2006, 2005 and 2004, respectively.

      The Company does not offer its own stock as an investment to participants of the Employees’ Savings Plan. The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s Stock.

      Additional retirement benefits are provided to certain officers and directors of HVB pursuant to supplemental plans. Costs for the supplemental pension plans totaled $1,239, $1,140 and $1,019 in 2006, 2005 and 2004, respectively. The Company records an additional minimum pension liability to the extent that its accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in other comprehensive income net of related tax benefits. The estimated contribution expected to be paid to these plans in 2006 is $611.

      The Company adopted the initial recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), as of December 31, 2006. The initial recognition provisions of this statement require employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, net of tax. The adoption of the initial recognition provisions of SFAS No. 158 resulted in a reduction of Stockholders’ Equity through accumulated other comprehensive income of $1.1 million. There was no effect on the Company’s results of operations as a result of this adoption.

      The following tables set forth the status of the Company’s plans as of December 31:

	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$8,309	$7,699
Service cost	307	262
Interest cost	523	479
Amendments	340	247
Actuarial (gain) loss	340	145
Benefits paid	(513)	(522)

Benefit obligation at end of year	9,306	8,310

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on assets	—	—
Employer contributions	513	522
Benefits paid	(513)	(522)

Fair value of plan assets at end of year	—	—

Funded status	(9,306)	(8,310)
Unrecognized transition obligation	—	108
Unrecognized prior service cost	—	428
Unrecognized net loss	—	2,283

Accrued benefit cost	(9,306)	(5,491)

Weighted average assumptions:
Discount rate	6.25%	6.25%
Expected return on plan assets	—	—
Rate of compensation increase	5.00%	5.00%

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005

Components of net periodic benefit cost:
Service cost	$307	$262
Interest cost	523	479
Expected return on plan assets	—	—
Amortization of transition obligation	95	73
Amortization of prior service cost	147	147
Amortization of net loss	167	179

Net periodic benefit cost	$1,239	$1,140

      Set forth below is a summary of the amounts reflected in the Company’s balance sheets as of December 31:

	2006	2005

Accrued benefit liability	$(9,306)	$(7,186)

Intangible asset		536
Accumulated other comprehensive income (pre-tax net reduction in equity)		1,159

Accrued benefit cost		$(5,491)

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension
Benefits

2007	$611
2008	682
2009	682
2010	759
2011	670
Years 2012-2016	4,963

13  Commitments, Contingent Liabilities and Other Disclosures

      The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year Ending December 31,

2007	$1,903
2008	2,046
2009	2,059
2010	1,982
2011	1,909
Thereafter	9,004
Total minimum future rentals	$18,902

      Rent expense for premises and equipment was approximately $2,360, $1,597 and $1,207 in 2006, 2005 and 2004 respectively.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Reserve Requirements

      HVB and NYNB are required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $3,678 for HVB and $807 for NYNB at December 31, 2006.

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

14  Segment Information

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

      General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, primarily in the New York metropolitan area. For the years ended December 31, 2006, 2005 and 2004, there is no customer that accounted for more than 10% of the Company’s revenue.

15  Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2006 and 2005 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

	December 31

	2006		2005

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Assets:
Financial assets for which carrying value approximates fair value	$73.7	$73.7	$65.1	$65.1
Securities, FHLB stock and accrued interest	937.8	937.3	903.2	902.7
Loans and accrued interest	1,230.3	1,224.8	1,029.3	1,024.0
Liabilities:
Deposits with no stated maturity and accrued interest	1,318.0	1,318.0	1,202.2	1,202.2
Time deposits and accrued interest	311.4	313.4	206.9	207.5
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	208.1	208.1	172.8	172.8
Other borrowings and accrued interest	250.6	250.3	264.4	262.3
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16  Condensed Financial Information of Hudson Valley Holding Corp.

(Parent Company Only)

Condensed Balance Sheets

December 31, 2006 and 2005
Dollars in thousands

	2006	2005

Assets
Cash	$350	$95
Investment in subsidiaries	184,576	169,208
Equity securities	1,289	1,270

Total Assets	$186,215	$170,573

Liabilities and Stockholders’ Equity
Other liabilities	$649	$784
Stockholders’ equity	185,566	169,789

Total Liabilities and Stockholders’ Equity	$186,215	$170,573

Condensed Statements of Income

For the years ended December 31, 2006, 2005 and 2004
Dollars in thousands

	2006	2005	2004

Dividends from subsidiaries	$32,955	$14,255	$10,105
Dividends from equity securities	61	50	39
Other income	24	3	6
Operating expenses	537	506	162

Income before equity in undistributed earnings in the subsidiaries	32,503	13,802	9,988
Equity in undistributed earnings of the subsidiaries	1,556	17,143	17,552

Net Income	$34,059	$30,945	$27,540

Condensed Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004
Dollars in thousands

	2006	2005	2004

Operating Activities:
Net income	$34,059	$30,945	$27,540
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(1,556)	(17,143)	(17,552)
Increase (decrease) in other liabilities	(121)	195	48
Other changes, net	(38)	(3)	(5)

Net cash (used in) provided by operating activities	32,344	13,994	10,031

Investing Activities:
Proceeds from sales of equity securities	29	3	11
Purchase of equity securities including acquisition of NYNB Bank	(13,520)	(6)	(84)

Net cash used in investing activities	(13,491)	(3)	(73)

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	3,831	4,458	4,252
Purchase of treasury stock	(6,593)	(5,492)	(1,854)
Cash dividends paid	(15,836)	(13,687)	(11,533)

Net cash used in financing activities	(18,598)	(14,721)	(9,135)

Increase (decrease) in Cash and Due from Banks	255	(730)	823
Cash and due from banks, beginning of year	95	825	2

Cash and due from banks, end of year	$350	$95	$825

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.     CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2006, there has not been any change that has effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank and NYNB Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (“Call Report Instructions”). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

      Management assessed the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank and NYNB Bank, in conformity with the Call Report Instructions as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for Hudson Valley Bank and NYNB Bank, in conformity with the Call Report Instructions, as of December 31, 2006.

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Hudson Valley Holding Corp.
Yonkers, New York

      We have audited management’s assessment, included in the accompanying “Management’s Report to the Stockholders,” that Hudson Valley Holding Corp. and its subsidiaries, Hudson Valley Bank and NYNB Bank (collectively the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (“Call Report Instructions”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of December 31, 2006.

Deloitte & Touche LLP

New York, New York
March 15, 2007

ITEM 9B.  OTHER INFORMATION

      Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information set forth under the captions “Nominees for the Board of Directors”, “Executive Officers”, “Corporate Governance” and “Required Reporting of Transactions” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information set forth under the caption “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

      The information set forth under the captions “Outstanding Equity Awards at Fiscal Year End” and “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement is incorporated herein by reference.

      The following table sets forth information regarding the Company’s Stock Option Plans as of December 31, 2006:

Number of Shares
	Number of Shares		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by stockholders	933,880	$27.30	50,053

Equity compensation plans not approved by stockholders	—	—	—

      All equity compensation plans have been approved by the Company’s stockholders. Additional details related to the Company’s equity compensation plans are provided in Notes 10 and 11 to the Company’s consolidated financial statements presented in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

      The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information set forth under the caption “Independent Registered Public Accounting Firm Fees” in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

      The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Balance Sheets at December 31, 2006 and 2005

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(7)
3.2	By-Laws of Hudson Valley Holding Corp.(7)
3.3	Specimen of Common Stock Certificate(7)
4.1	Specimen Stock Restriction Agreement Between the Company and a Shareholder who Acquired Shares from the Company or a Shareholder Subject to the Agreement(6)
10.1	Hudson Valley Bank Amended and Restated Directors Retirement Plan Effective May 1, 2004(2)
10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan, effective December 1, 1995*(7)
10.3	Hudson Valley Bank Supplemental Retirement Plan of 1997* (7)
10.4	2002 Stock Option Plan*(1)
10.5	Specimen Non-Statutory Stock Option Agreement*(7)
10.6	Specimen Incentive Stock Option Agreement*(5)
10.7	Consulting Agreement Between the Company and Director John A. Pratt, Jr.*(7)
10.8
Acquisition Agreement dated June 29, 2004 by and among the shareholders of A. R. Schmeidler & Co., Inc., as Sellers, A. R. Schmeidler & Co., Inc., Hudson Valley Bank, as Buyer, and Hudson Valley Holding Corp.(3)

10.9
Agreement and Plan of Consolidation, dated December 23, 2004, between Hudson Valley Holding Corp., a New York corporation and registered bank holding company and New York National Bank, a national banking association.(4)

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

 *  Management compensation plan

(1)	Incorporated herein by reference in this document to Appendix A and Exhibit A to Appendix A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders

(2)	Incorporated herein by reference in this document to the Form 10-Q filed on May 10, 2004

(3)	Incorporated herein by reference in this document to the Form 8-K filed on June 30, 2004

(4)	Incorporated herein by reference in this document to the Form 8-K filed on December 27, 2004

(5)	Incorporated herein by reference in this document to the Form 10-K filed on March 11, 2005

(6)	Incorporated herein by reference in the document to the Form 10-Q filed on August 9, 2006

(7)	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 15, 2007

By:	/s/ JAMES J. LANDY

James J. Landy
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2007 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES J. LANDY

James J. Landy
President, Chief Executive Officer and Director

/s/ STEPHEN R. BROWN

Stephen R. Brown
Senior Executive Vice President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer)

/s/ WILLIAM E. GRIFFIN

William E. Griffin
Chairman of the Board and Director

/s/ JAMES M. COOGAN

James M. Coogan
Director

/s/ BRUNO J. GIOFFRE

Bruno J. Gioffre
Director

/s/ GREGORY F. HOLCOMBE

Gregory F. Holcombe
Director

/s/ MICHAEL J. MALONEY

Michael J. Maloney
Executive Vice President, Chief Banking
Officer of the Banks and Director
/s/ ANGELO R. MARTINELLI

Angelo R. Martinelli
Director

/s/ WILLIAM J. MULROW

William J. Mulrow
Director

/s/ JOHN A. PRATT JR.

John A. Pratt Jr.
Director

/s/ CECILE D. SINGER

Cecile D. Singer
Director

/s/ CRAIG S. THOMPSON

Craig S. Thompson
Director

/s/ ANDREW J. REINHART

Andrew J. Reinhart
First Senior Vice President and Controller
(Principal Accounting Officer)