Form 10-Q
period 2007-03-31
HUDSON VALLEY HOLDING CORP
filed 2007-05-10
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☒
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 1, 2007

Common stock, par value $0.20 per share	8,920,126

PART 1 — FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements
HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended March 31,

	2007	2006

Interest Income:
Loans, including fees	$25,671	$21,837
Securities:
Taxable	8,849	8,350
Exempt from Federal income taxes	2,291	2,305
Federal funds sold	200	257
Deposits in banks	45	33

Total interest income	37,056	32,782

Interest Expense:
Deposits	6,069	3,805
Securities sold under repurchase agreements and other short-term borrowings	3,059	2,067
Other borrowings	2,792	2,907

Total interest expense	11,920	8,779

Net Interest Income	25,136	24,003
Provision for loan losses	555	477

Net interest income after provision for loan losses	24,581	23,526

Non Interest Income:
Service charges	1,294	1,348
Investment advisory fees	1,972	1,540
Realized gain (loss) on security transactions, net	19	(225)
Other income	295	378

Total non interest income	3,580	3,041

Non Interest Expense:
Salaries and employee benefits	8,895	8,149
Occupancy	1,632	1,438
Professional services	1,180	1,402
Equipment	727	681
Business development	502	613
FDIC assessment	42	99
Other operating expenses	2,437	2,550

Total non interest expense	15,415	14,392

Income Before Income Taxes	12,746	11,635
Income Taxes	4,445	3,926

Net Income	$8,301	$7,709

Basic Earnings Per Common Share	$0.93	$0.86
Diluted Earnings Per Common Share	0.90	0.84
See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,

	2007	2006

Net Income	$8,301	$7,709
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period	2,583	(6,879)
Income tax effect	(1,045)	2,822

	1,538	(4,057)

Reclassification adjustment for net (gain) loss realized on securities available for sale	(19)	225
Income tax effect	8	(91)

	(11)	134

Unrealized holding gain (loss) on securities, net	1,527	(3,923)

Minimum pension liability adjustment	(202)	(5)
Income tax effect	81	3

	(121)	(2)

Other comprehensive gain (loss)	1,406	(3,925)

Comprehensive Income	$9,707	$3,784

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except per share and share amounts

	March 31,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$60,140	$61,805
Federal funds sold	122,742	11,858
Securities available for sale, at estimated fair value (amortized cost of $866,328 in 2007 and $886,170 in 2006)	860,460	877,738
Securities held to maturity, at amortized cost (estimated fair value of $37,906 in 2007 and $39,416 in 2006)	38,255	39,922
Federal Home Loan Bank of New York (FHLB) Stock	15,631	14,011
Loans (net of allowance for loan losses of $17,298 in 2007 and $16,784 in 2006)	1,207,704	1,205,243
Accrued interest and other receivables	16,609	16,921
Premises and equipment, net	22,305	21,669
Deferred income taxes, net	11,052	11,626
Other assets	31,600	30,941

TOTAL ASSETS	$2,386,498	$2,291,734

LIABILITIES
Deposits:
Non interest-bearing	$647,605	$644,447
Interest-bearing	1,040,798	981,994

Total deposits	1,688,403	1,626,441
Securities sold under repurchase agreements and other short-term borrowings	237,056	207,188
Other borrowings	249,365	249,371
Accrued interest and other liabilities	21,250	23,168

TOTAL LIABILITIES	2,196,074	2,106,168

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 10,000,000 shares; outstanding 8,957,289 and 8,945,124 shares in 2007 and 2006, respectively	1,890	1,880
Additional paid-in capital	204,416	202,963
Retained earnings	6,341	2,437
Accumulated other comprehensive loss, net	(5,504)	(6,910)
Treasury stock, at cost; 491,602 and 452,646 shares in 2007 and 2006, respectively	(16,719)	(14,804)

Total stockholders’ equity	190,424	185,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,386,498	$2,291,734

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2007 and 2006
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2007	8,945,124	$1,880	$(14,804)	$202,963	$2,437	$(6,910)	$185,566
Net income					8,301		8,301
Exercise of stock options	51,121	10		1,436			1,446
Purchase of treasury stock	(40,014)		(1,950)				(1,950)
Sale of treasury stock	1,058		35	17			52
Cash dividend					(4,397)		(4,397)
Minimum pension liability adjustment						(121)	(121)
Net unrealized gain on securities available for sale						1,527	1,527

Balance at March 31, 2007	8,957,289	$1,890	$(16,719)	$204,416	$6,341	$(5,504)	$190,424

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2006	8,138,752	$1,856	$(34,588)	$207,372	$1,431	$(6,282)	$169,789
Net income					7,709		7,709
Exercise of stock options	38,646	8		1,309			1,317
Purchase of treasury stock	(33,259)		(1,658)				(1,658)
Cash dividend					(3,834)		(3,834)
Minimum pension liability adjustment						(3)	(3)
Net unrealized loss on securities available for sale						(3,924)	(3,924)

Balance at March 31, 2006	8,144,139	$1,864	$(36,246)	$208,681	$5,306	$(10,209)	$169,396

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,

	2007	2006

Operating Activities:
Net income	$8,301	$7,709
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	555	477
Depreciation and amortization	658	649
Realized (gain) loss on security transactions, net	(19)	225
Amortization of premiums on securities, net	124	253
Stock option expense	284	470
Deferred (benefit) taxes	(382)	2,304
(Decrease) increase in deferred loan fees, net	(38)	143
Decrease (increase) in accrued interest and other receivables	312	(2,005)
Decrease in other assets	(659)	(6,275)
Excess tax benefits from share based payment arrangements	(209)	(189)
(Increase) decrease in accrued interest and other liabilities	(1,918)	817
Increase in minimum pension liability adjustment	(201)	(8)

Net cash provided by operating activities	6,808	4,570

Investing Activities:
Net increase in Federal funds sold	(110,884)	(30,315)
Increase in FHLB stock	(1,620)	(1,799)
Proceeds from maturities and paydowns of securities available for sale	35,024	44,531
Proceeds from maturities and paydowns of securities held to maturity	1,679	3,123
Proceeds from sales of securities available for sale	—	45,637
Purchases of securities available for sale	(15,299)	(136,266)
Net increase in loans	(2,979)	(77,486)
Net purchases of premises and equipment	(1,294)	(9,043)

Net cash used in investing activities	(95,373)	(161,618)

Financing Activities:
Net increase in deposits	61,962	107,461
Net increase in securities sold under repurchase agreements and other short-term borrowings	29,868	55,773
Proceeds from other borrowings	—	7,550
Repayment of other borrowings	(6)	(6,256)
Proceeds from issuance of common stock	1,162	847
Excess tax benefit related to stock options	209	189
Proceeds from sale of treasury stock	52	—
Acquisition of treasury stock	(1,950)	(1,658)
Cash dividends paid	(4,397)	(3,834)

Net cash provided by financing activities	86,900	160,072

(Decrease) increase in Cash and Due from Banks	(1,665)	3,024
Cash and due from banks, beginning of period	61,805	47,776

Cash and due from banks, end of period	$60,140	$50,800

Supplemental Disclosures:
Interest paid	$12,413	$8,474
Income tax payments	5,120	4,893
Change in unrealized gain (loss) on securities available for sale — net of tax	1,527	(3,924)
See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.     Description of Operations
      Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.
      The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank (“HVB”), a New York chartered commercial bank headquartered in Westchester County, New York and NYNB Bank (“NYNB”), a New York chartered commercial bank headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is an independent bank established in 1982. NYNB, an independent bank, is the successor to New York National Bank, a national banking association which the Company acquired effective January 1, 2006. HVB has 15 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, and 1 in Queens County, New York. HVB is seeking regulatory approval to open a full service branch at 875 Mamaroneck Avenue, Mamaroneck, New York. HVB has also filed a branch application to allow branch banking transactions at corporate offices at 399 Knollwood Road, White Plains, New York. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York.
      We are currently applying for regulatory approvals to establish a full-service branch at 1055 Summer Street, Stamford, Connecticut. In conjunction with our further expansion into Fairfield County, Connecticut, we have applied to the Office of the Comptroller of the Currency (“OCC”) to convert the Banks’ charters to national bank charters from our current New York state commercial bank charters. We believe this change will enhance out ability to expand on an interstate basis. We anticipate completion of the conversions in the third quarter of 2007. We have also applied to the OCC to designate the main banking office of HVB following the conversion to 1055 Summer Street, Stamford, Connecticut.
      The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income. ARS has offices at 555 Fifth Avenue in Manhattan, New York (effective May 14, 2007, ARS’s office will be located at 550 Fifth Avenue, Manhattan, New York).
      We derive substantially all of our revenue and income from providing banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals within our market area, primarily Westchester County and Rockland County, New York, portions of New York City and Fairfield County, Connecticut.
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
2.  Summary of Significant Accounting Policies
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2007 and the results of its operations, comprehensive income, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2007 and

2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year.
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
      These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2007. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.
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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2006 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the three month period ended March 31, 2007 which would have required additional impairment evaluations.
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
      Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire ten years from the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 7 herein for additional discussion.
3.     Goodwill and Other Intangible Assets
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
      The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of March 31, 2007 and December 31, 2006.

	(000’s)

	March 31, 2007		December 31, 2006

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deposit Premium	$3,907	$698	$3,907	$558
Customer Relationships	2,470	475	2,470	427
Employment Related	516	184	516	166

Total	$6,893	$1,357	$6,893	$1,151

      Intangible assets amortization expense was $206 for both three month periods ended March 31, 2007 and 2006. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the five years subsequent to December 31, 2006.
      Goodwill, net of deferred tax, was $10,219 and $10,284 at March 31, 2007 and December 31, 2006, respectively. Cumulative reductions of goodwill related to deferred tax on goodwill deductible for tax purposes were $389 and $324 at March 31, 2007 and December 31, 2006, respectively. Goodwill, net of related deferred tax is included in “Other assets” in the Company’s Consolidated Balance Sheets.

4.     Income Taxes
      On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
      The Company and its subsidiaries file various income tax returns in the U.S. federal jurisdiction and the New York State and New York City jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years 2003 through 2006. The Company is currently open to audit by New York State under the statute of limitations for the years 2005 and 2006. The Company is currently under examination by New York City for the tax year 2004.
      The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of both January 1, 2007 and March 31, 2007, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.
      The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the three months ended March 31, 2007.
5.  Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,

	2007	2006

	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$8,301	$7,709
Denominator:
Denominator for basic earnings per common share — weighted average shares	8,953,773	8,959,841
Effect of dilutive securities:
Stock options	290,925	261,190

Denominator for diluted earnings per common share — adjusted weighted average shares	9,244,898	9,221,031
Basic earnings per common share	$0.93	$0.86
Diluted earnings per common share	0.90	0.84
Dividends declared per share	0.49	0.43
      In December 2006, the Company declared a 10% stock dividend. Share and per share amounts for 2006 have been retroactively restated to reflect the issuance of the additional shares.
6.  Benefit Plans
      In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (dollars in thousands).

	Three Months
	Ended
	March 31,

	2007	2006

Service cost	$94	$77
Interest cost	140	131
Amortization of transition obligation	24	13
Amortization of prior service cost	34	37
Amortization of net loss	128	52

Net periodic pension cost	$420	$310

      The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2006 Annual Report on Form 10-K that it expected to contribute $611 to the unfunded defined benefit plans during 2007. For the three month period ended March 31, 2007, the Company contributed $153 to these plans.

7.	Stock-Based Compensation
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
      The following table summarizes stock option activity for the three month period ended March 31, 2007:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value(1)	Contractual
	Shares	Price	($000’s)	Term(Yrs.)

Outstanding at December 31, 2006	933,880	$27.30
Granted at fair value	1,000	42.75
Exercised	(51,121)	33.64
Forfeited or Expired	(2,654)	22.74

Outstanding at March 31, 2007	881,105	27.57	$14,258	6.4

Exercisable at March 31, 2007	641,149	25.88	11,460	5.9

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on changes in the market value of the Company’s stock.

      The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the three month periods ended March 31, 2007 and 2006.

	Three months
	ended
	March 31,

	2007	2006

Weighted average assumptions:
Dividend yield	4.4%	4.4%
Expected volatility	9.8%	9.6%
Risk-free interest rate	4.6%	4.3%
Expected lives (years)	7.0	5.1
      The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.
      The weighted average fair values of options granted during the three month periods ended March 31, 2007 and 2006 were $3.00 per share and $2.60 per share, respectively. Net compensation expense of $76 and $281 related to the Company’s stock option plans was included in net income for the three month periods ended March 31, 2007 and 2006, respectively. The total tax benefit related thereto was $20 and $81 for the three month periods ended March 31, 2007 and 2006, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $290 at March 31, 2007. This expense is expected to be recognized over a weighted-average period of 2 years.
      The following table presents a summary status of the Company’s non-vested options as of March 31, 2007, and changes during the three month period ended March 31, 2007:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2006	313,128	$33.20
Granted	1,000	45.75
Vested	(71,518)	32.27
Forfeited or Expired	(2,654)	35.38

Non-vested at March 31, 2007	239,956	$33.50

8.  Recent Accounting Pronouncements
      Accounting Changes and Error Corrections — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154.”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 by the Company as of January 1, 2006 did not have any impact on the Company’s condensed consolidated financial statements.

      Other-Than-Temporary Impairment of Investments — On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of this guidance on January 1, 2006 did not have any impact on its consolidated financial statements.
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
      Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans‘(“SFAS No. 158”). This statement, which amends FASB Statement Nos. 87, 88, 106 and 132R, requires employers to recognize the overfunded and underfunded status of a defined benefit postretirement plan as an asset or a liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, net of tax. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The effective date of the requirement to initially recognize the funded status of the plan and to provide the required disclosures was December 31, 2006. The effects of and required disclosures from the adoption of the initial recognition provisions of SFAS No. 158 are presented in Note 6 herein. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact of adopting provisions in SFAS No. 158 related to the change in its measurement date on its consolidated results of operations and financial condition.
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
      Other — Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2007 and December 31, 2006, and consolidated results of operations for the three month periods ended March 31, 2007 and March 31, 2006. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank and its subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and NYNB Bank and its subsidiary 369 East 149th Street Corp. (collectively “NYNB”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2006 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis
      This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2006 Annual Report on Form 10-K.
      The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, portions of New York City and Fairfield County, Connecticut. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. The Company’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of net interest income to changes in interest rates.
      Net income for the three month period ended March 31, 2007 was $8.3 million or $0.90 per diluted share, an increase of $0.6 million or 7.7 percent compared to $7.7 million or $0.84 per diluted share for the three month period ended March 31, 2006. The Company achieved growth in both its core businesses of loans and deposits during the three month period ended March 31, 2007, primarily as a result of the addition of new customers and additional loans and deposits from existing customers, partially offset by seasonal declines in certain deposits, and other declines related to a slowdown in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at March 31, 2007 had approximately $1.1 billion in assets under management as compared to approximately $915 million at March 31, 2006.
      Short-term interest rates, which rose gradually in 2005 and into the second quarter of 2006, have remained virtually unchanged since June of 2006. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, was not accompanied with similar increases in longer term interest rates resulting in a flattening and eventual inversion of the yield curve. The persistence of this condition throughout the second half of 2006 and the first quarter of 2007 has put downward pressure on the Company’s net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.
      As a result of the effects of interest rates and growth in the Company’s core businesses of loans and deposits, tax equivalent basis net interest income increased by $1.2 million or 4.8 percent to $26.4 million for the three month period ended March 31, 2007, compared to $25.2 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.3 million and $1.2 million for the three month periods ended March 31, 2007 and 2006, respectively.

      Non interest income, excluding net gains and losses on securities transactions, was $3.6 million for the three month period ended March 31, 2007, an increase of $0.3 million or 9.1 percent compared to $3.3 million for the same period in the prior year. The increase was primarily due to growth in the investment advisory fee income of A.R. Schmeidler & Co., Inc., partially offset by slight decreases in deposit activity and other service fees and other income.
      Non interest expense was $15.4 million for the three month period ended March 31, 2007, an increase of $1.0 million or 7.1 percent compared to $14.4 million for the same period in the prior year. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, partially offset by efficiencies gained by the integration of systems and support services of NYNB Bank.
      The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at March 31, 2007 shows the Company’s net interest income decreasing slightly if interest rates rise and decreasing moderately if interest rates fall, considering a continuation of the current flat yield curve.
      The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.
      The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Company, HVB and NYNB exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at March 31, 2007. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.
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
      Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2007. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.
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
      Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2006 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the three month period ended March 31, 2007 which would have required additional impairment evaluations.

Results of Operations for the Three Month Periods Ended March 31, 2007 and March 31, 2006

Summary of Results
      The Company reported net income of $8.3 million for the three month period ended March 31, 2007, an increase of $0.6 million or 7.8 percent compared to $7.7 million reported for the same period in the prior year. The increases in net income in the current year period compared to the prior year period resulted from higher net interest income and higher non interest income, partially offset by higher non interest expense, a higher provision for loan loss and higher income taxes. In addition, the three month period ended March 31, 2006 included a $0.2 million pretax loss on sales of $45.6 million of securities available for sale, conducted as part of the Company’s ongoing asset/liability management efforts.
      Diluted earnings per share were $0.90 for the three month period ended March 31, 2007, an increase of $0.06 or 7.1 percent compared to $0.84 reported for the same period in the prior year. This increase reflects the higher net income in the three month period ended March 31, 2007 compared to the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of unrealized gains and losses on securities available for sale, were 17.2 percent and 1.4 percent, respectively, for the three month period ended March 31, 2007, compared to 17.4 percent and 1.4 percent, respectively, for the same period in the prior year.

  Average Balances and Interest Rates
      The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2007 and March 31, 2006, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2007 and 2006.

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006

	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

	(000’s except percentages)			(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$3,288	$45	5.47%	$2,344	$33	5.63%
Federal funds sold	16,220	200	4.93	23,842	257	4.31
Securities:(1)
Taxable	719,524	8,849	4.92	737,210	8,350	4.53
Exempt from federal income taxes	214,852	3,525	6.56	210,818	3,546	6.73
Loans, net(2)	1,210,253	25,671	8.48	1,075,186	21,837	8.12

Total interest earning assets	2,164,137	38,290	7.08	2,049,400	34,023	6.64

Non interest earning assets:
Cash and due from banks	52,616			47,523
Other assets	81,733			75,553

Total non interest earning assets	134,349			123,076

Total assets	$2,298,486			$2,172,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$448,062	$2,769	2.47%	$424,357	$1,709	1.61%
Savings	93,570	192	0.82	100,446	162	0.65
Time	280,011	2,742	3.92	242,372	1,669	2.75
Checking with interest	149,819	366	0.98	142,726	265	0.74
Securities sold under repurchase agreements and other short-term borrowings	250,226	3,059	4.89	203,667	2,067	4.06
Other borrowings	249,367	2,792	4.48	264,324	2,907	4.40

Total interest bearing liabilities	1,471,055	11,920	3.24	1,377,892	8,779	2.55

Non interest bearing liabilities:
Demand deposits	605,362			586,962
Other liabilities	28,956			30,018

Total non interest bearing liabilities	634,318			616,980

Stockholders’ equity(1)	193,113			177,604

Total liabilities and stockholders’ equity(1)	$2,298,486			$2,172,476

Net interest earnings		$26,370			$25,244

Net yield on interest earning assets			4.87%			4.93%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,234 and $1,240 for the three month periods ended March 31, 2007 and March 31, 2006, respectively.

     Interest Differential
      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2007 and March 31, 2006.

	(000’s)

	Three Month Period Increase
	(Decrease) Due to Change in

	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$13	$(1)	$12
Federal funds sold	(82)	25	(57)
Securities:
Taxable	(200)	699	499
Exempt from federal income taxes(2)	68	(89)	(21)
Loans, net	2,743	1,091	3,834

Total interest income	2,542	1,725	4,267

Interest expense:
Deposits:
Money market	95	965	1,060
Savings	(11)	41	30
Time	259	814	1,073
Checking with interest	13	88	101
Securities sold under repurchase agreements and other short-term borrowings	473	519	992
Other borrowings	(164)	49	(115)

Total interest expense	665	2,476	3,141

Increase in interest differential	$1,877	$(751)	$1,126

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2007 and 2006.

Net Interest Income
      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three month period ended March 31, 2007, net interest income, on a tax equivalent basis, increased $1.2 million or 4.8 percent to $26.4 million compared to $25.2 million for the same period in the prior year. Net interest income for the three month period ended March 31, 2007 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $21.5 million or 3.2 percent to $693.0 million compared to $671.5 million for the same period in the prior year, partially offset by a decrease in the tax equivalent basis net interest margin to 4.87% for the three month period ended March 31, 2007 from 4.93% for the same period in the prior year.
      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $4.3 million or 12.6 percent to $38.3 million for the three month period ended March 31, 2007, compared to $34.0 million for the same period in the prior year. Average interest earning assets increased $114.7 million or 5.6 percent to $2,164.1 million for the three month period ended March 31, 2007, compared to $2,049.4 million for the same period in the prior year. Volume increases in interest bearing deposits, tax-exempt securities and loans and generally higher interest rates, partially offset by volume decreases in federal funds sold and taxable securities, contributed to the higher interest income in the three month period ended March 31, 2007 compared to the same period in the prior year.
      Average total securities, excluding average net unrealized losses on available for sale securities, decreased by $13.6 million or 1.4 percent to $934.4 million for the three period ended March 31, 2007, compared to

$948.0 million for the same period in the prior year. The decrease in average total securities in the three month period ended March 31, 2007, compared to the same period in the prior year, resulted primarily from redeployment of maturing investment funds into loans. The average yield on securities was higher for the three month period ended March 31, 2007 compared to the same period in the prior year. Average tax equivalent basis yield on securities for the three month period ended March 31, 2007 was 5.30 percent, compared to 5.02 percent for the same period in the prior year. As a result, tax equivalent basis interest income from securities was higher for the three month period ended March 31, 2007, compared to the same period in the prior year, due to higher volume and higher interest rates.
      Average net loans increased $135.1 million or 12.6 percent to $1,210.3 million for the three month period ended March 31, 2007, compared to $1,075.2 million for the same period in the prior year. The increase in average net loans reflects the Company’s continuing emphasis on making new loans, expansion of loan production facilities and more effective market penetration. The average yield on loans was 8.48 percent for the three month period ended March 31, 2007 compared to 8.12 percent for the same period in the prior year. As a result, interest income on loans was higher for the three month period ended March 31, 2007, compared to the same period in the prior year, due to higher volume and higher interest rates.
      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $3.1 million or 35.2 percent to $11.9 million for the three month period ended March 31, 2007, compared to $8.8 million for the same period in the prior year. Average interest bearing liabilities increased $93.2 million or 6.8 percent to $1,471.1 million for the three month period ended March 31, 2007, compared to $1,377.9 million for the same period in the prior year. The increase in average interest bearing liabilities for the three month period ended March 31, 2007, compared to the same period in the prior year, resulted from volume increases in money market deposits, checking with interest, time deposits, securities sold under agreements to repurchase and other short term borrowings, partially offset by volume decreases in savings deposits and long-term borrowed funds. Deposits increased from new customers, existing customers and the continued growth resulting from the addition of new branches. The decrease in average borrowed funds resulted from called FHLB term borrowings being partially replaced with other short-term borrowings. Average interest rates on interest bearing liabilities were higher during the three month period ended March 31, 2007, compared to the same period in the prior year, due to higher average interest rates on deposits, short-term borrowings and long-term borrowings. As a result, interest expense was higher for the three month period ended March 31, 2007, compared to the same period in the prior year due to higher volume and higher average interest rates. Average non interest bearing demand deposits increased $18.4 million or 3.1 percent to $605.4 million for the three month period ended March 31, 2007, compared to $587.0 million for the same period in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested primarily in loans.
      The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2007 and 2006 is as follows:

	Three Month
	Period Ended
	March 31,

	2007	2006

Average interest rate on:
Total average interest earning assets	7.08%	6.64%
Total average interest bearing liabilities	3.24	2.55
Total interest rate spread	3.84	4.09
      Interest rate spreads decreased in the current year period compared to the prior year period. This decrease resulted from a greater increase in the average interest rates on interest bearing liabilities over that of interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread, and additional future compression in net interest rate spread may occur.

Provision for Loan Losses
      The Company recorded a provision for loan losses of $0.6 million and $0.5 million for the three month periods ended March 31, 2007 and 2006, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income
      Non interest income, excluding net realized gains and losses on sales and redemptions of securities, increased $0.3 million to $3.6 million for the three month period ended March 31, 2007, compared to $3.3 million for the prior year period.
      Service charges income was $1.3 million for both three month periods ended March 31, 2007 and 2006.
      Investment advisory fee income for the three month period ended March 31, 2007 increased $0.4 million or 28.1 percent to $2.0 million from $1.5 million in the prior year period. The increase was primarily due to increases in assets under management.
      Other income for the three month period ended March 31, 2007 decreased $0.1 million or 22.0 percent to $0.3 million from $0.4 million in the prior year period. The decrease was primarily the result of decreases in ATM income, safe deposit income, wire transfer income and miscellaneous charges.
      Gains and losses on sales or redemptions of securities were not significant in either the current or prior year periods.

Non Interest Expense
      Non interest expense for the three month period ended March 31, 2007 increased $1.0 million or 7.1 percent to $15.4 million from $14.4 million in the prior year period. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense and occupancy expense, partially offset by decreases in professional services, business development expense, FDIC assessment and other operating expenses.
      Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2007 increased 9.2 percent to $8.9 million from $8.1 million in the prior year period. This increase resulted from additional staff to accommodate the growth in loans and deposits, the opening of new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.
      Occupancy expense for the three month period ended March 31, 2007 increased 13.5 percent to $1.6 million from $1.4 million in prior year period. This increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.
      Professional services for the three month period ended March 31, 2007 decreased 15.8 percent to $1.2 million from $1.4 million in the prior year period. The decrease was due to expenses recorded in the prior period related to the acquisition of NYNB partially offset by higher audit costs associated with requirements of the Sarbanes-Oxley Act of 2002.
      Equipment expense for the three month period ended March 31, 2007 remained virtually unchanged as compared to the prior year period.
      Business development expense for the three month period ended March 31, 2007 decreased 18.1 percent to $0.5 million from $0.6 million in the prior year period. The decrease was due to decreased advertising costs.
      The assessment of the Federal Deposit Insurance Corporation (FDIC) for the three month period ended March 31, 2007 decreased 57.6 percent to $42,000 from $99,000 in the prior year period. This decrease was primarily due to a reduction of the assessment rate on deposits at NYNB.

      Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2007 compared to March 31, 2006, were due to the following:

•	Decrease of $39,000 (58.2%) in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies partially offset by increases in banker’s professional insurance costs.

•	Increase of $71,000 (24.0%) in stationery and printing costs due to increased consumption resulting from company expansion and increased costs of paper.

•	Decrease of $51,000 (19.5%) in courier costs due to decreased utilization of the courier services.

•	Decrease of $271,000 (33.8%) in outside service costs due to a service termination charge, recorded in the prior period, related to the acquisition of NYNB partially offset by increased data processing costs.

•	Increase of $17,000 (13.4%) in dues, meetings and seminar expense due to increased participation in such events.

•	Increase of $37,000 (59.7%) in other loan expenses due to increased loan collection expenses and increased mortgage recording fees.

Income Taxes
      Income taxes of $4.4 million and $3.9 million were recorded in the three month periods ended March 31, 2007, and 2006, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 34.9 percent for the three month period ended March 31, 2007 compared to 33.7 percent for the same period in the prior year. The increase in the overall effective tax rates for 2007, compared to the prior year period, resulted from increases in the percentages of income subject to Federal, New York State, and New York City taxes, partially offset by a slight reduction in the New York State corporate income tax rate.
      In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years 2003 through 2006. The Company is currently open to audit by New York State under the statute of limitations for the years 2005 and 2006. Other pertinent tax information is set forth in the Notes to Condensed Consolidated Financial Statements included elsewhere herein.
Financial Condition

Assets
      The Company had total assets of $2,386.4 million at March 31, 2007, an increase of $94.7 million or 4.1 percent from $2,291.7 million at December 31, 2006.

Federal Funds Sold
      Federal funds sold totaled $122.7 million at March 31, 2007, an increase of $110.8 million from $11.9 million at December 31, 2006. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

Securities and FHLB Stock
      The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $13.1 million at March 31, 2007 and were comprised primarily of obligations of municipalities located within the Company’s market area.
      Securities totaled $898.7 million at March 31, 2007, a decrease of $19.0 million or 2.1 percent from $917.7 million at December 31, 2006. Securities classified as available for sale, which are recorded at estimated fair value, totaled $860.5 million at March 31, 2007, an increase of $17.2 million or 2.0 percent from $877.7 million at December 31, 2006. Securities classified as held to maturity, which are recorded at amortized cost, totaled $38.3 million at March 31, 2007, a decrease of $1.6 million or 4.3 percent from $39.9 million at December 31, 2006. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at March 31, 2007:

		Gross
		Unrealized
	Amortized			Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value

	(000’s)
U.S. Treasury and government agencies	$136,650	$21	$2,085	$134,586
Mortgage-backed securities	461,538	279	7,161	454,656
Obligations of state and political subdivisions	210,014	3,225	601	212,638
Other debt securities	27,215	280	3	27,492

Total debt securities	835,417	3,805	9,850	829,372
Mutual funds and other equity securities	30,911	580	403	31,088

Total	$866,328	$4,385	$10,253	$860,460

Classified as Held to Maturity

Mortgage-backed securities	$33,124	—	$442	$32,682
Obligations of states and political subdivisions	5,131	$95	2	5,224

Total	$38,255	$95	$444	$37,906

      U.S. Treasury and government agency obligations classified as available for sale totaled $134.6 million at March 31, 2007, an increase of $0.1 million or 0.1 percent from $134.5 million at December 31, 2006. The increase was due to purchases of $3.7 million and other increase of $0.7 million partially offset by maturities and calls of $4.3 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at March 31, 2007 or at December 31, 2006.
      Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $454.7 million at March 31, 2007, a decrease of $17.3 million or 3.7 percent from $472.0 million at December 31, 2006. The decrease was due to maturities and principal paydowns of $27.2 million partially offset by purchases of $7.9 million and other increases of $2.0 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $33.1 million at March 31, 2007, a decrease of $1.7 million or 4.9 percent from $34.8 million at December 31, 2006. The decrease was due to maturities and principal paydowns of $1.7 million. The purchases of available for sale securities consisted of fixed rate mortgage-backed securities with average lives of five years or less at the time of purchase.
      Obligations of state and political subdivisions classified as available for sale totaled $212.6 million at March 31, 2007, an increase of $0.3 million or 0.1 percent from $212.3 million at December 31, 2006. The increase was due to purchases of $3.4 million, partially offset by maturities and calls of $2.9 million and other decreases of $0.2 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both March 31, 2007 and December 31, 2006. The combined available for sale and held to maturity obligations at March 31, 2007 were comprised of approximately 68 percent of New York State political subdivisions and 32 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.
      Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $27.5 million at March 31, 2007, a decrease of $0.7 million or 2.5 percent from $28.2 million at December 31, 2006. The decrease resulted from maturities and calls of $0.7 million. All other debt securities are classified as available for sale.
      Mutual funds and other equity securities totaled $31.1 million at March 31, 2007, an increase of $0.3 million or 1.0 percent from $30.8 million at December 31, 2006. The increase resulted from purchases of $0.3 million. All mutual funds and other equity securities are classified as available for sale.

      The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $15.6 million at March 31, 2007, compared to $14.0 million at December 31, 2006.
      Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2007 or December 31, 2006.

Loans
      Net loans totaled $1,207.7 million at March 31, 2007, an increase of $2.5 million or 0.2 percent from $1,205.2 million at December 31, 2006. The increase resulted principally from a $12.6 million increase in commercial real estate loans, $4.9 million increase in commercial and industrial loans and a $2.4 million increase in lease financing partially offset by a $11.1 million decrease in construction loans, $4.8 million decrease in loans to individuals and a $1.1 million decrease in residential real estate loans. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration.
      Major classifications of loans at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

	(000’s)
Real Estate:
Commercial	$302,831	$290,185
Construction	241,869	252,941
Residential	288,442	289,553
Commercial and industrial	360,102	355,214
Individuals	23,916	28,777
Lease financing	11,215	8,766

Total	1,228,375	1,225,436
Deferred loan fees, net	(3,372)	(3,409)
Allowance for loan losses	(17,298)	(16,784)

Loans, net	$1,207,705	$1,205,243

      The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more and still accruing as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

	(000’s except percentages)
Non-accrual loans at period end	$9,276	$5,572
Loans past due 90 days or more and still accruing	4,273	3,879
Nonperforming assets to total assets at period end	0.39%	0.24%
      Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $164,000 and $474,000 for the three month period ended March 31, 2007 and the year ended December 31, 2006, respectively. There was no interest income on nonperforming assets included in net income for the three month period ended March 31, 2007 and the year ended December 31, 2006.
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

      A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/ recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	March 31,	Change During	December 31,
	2007	Period	2006

	(000’s)
Specific component	$1,685	$(110)	$1,795
Formula component	813	(276)	1,089
Unallocated component	14,800	900	13,900

Total allowance	$17,298		$16,784

Net change		514
Net chargeoffs		(41)

Provision amount		$555

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
      The changes in the unallocated component of the allowance for loan losses are the result of management’s consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, management does not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. Management periodically adjusted the unallocated component to an amount that, when considered with the specific and formula components, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the unallocated component of the allowance for loan losses at March 31, 2007:

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Company’s market area and the steady rise in short-term interest rates which began in the third quarter of 2004, continued throughout 2005 and the first half of 2006. Such conditions have had negative effects on the demand for and value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty or possible slowing economic conditions are part of the determination of the unallocated component of the allowance.

•	Concentration — Construction loans totaled $241.9 million or 20.0 percent of net loans at March 31, 2007. These loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. During the quarter ended March 31, 2007, the number of completed properties and their time on the market has increased and there has been further downward pressure on prices. Therefore, the borrowers’ ability to pay and collateral values may be negatively impacted. Such concentration and the associated increase in various risk factors are not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Delinquencies increased within the Company’s portfolios during the three month period ended March 31, 2007. In addition, the dollar amount of nonperforming loans increased to $9.3 million or 0.39 percent of total loans at March 31, 2007, compared to $5.6 million or 0.25 percent of total loans at December 31, 2006. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, an increase in the inventory of new residential construction and its time on the market and recent indications of a decline in real estate

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

•	Loan Participations — We expanded the number of banks from which we will purchase loan participations, particularly outside our primary market area. While we review each loan, we greatly rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component of the allowance.

      As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $0.9 million increase in the unallocated component of the allowance to $14.8 million reflects our best estimate of probable losses which have been incurred as of March 31, 2007.
     Deposits
      Deposits totaled $1,688.4 million at March 31, 2007, an increase of $62.0 million or 3.8 percent from $1,626.4 million at December 31, 2006. The following table presents a summary of deposits at March 31, 2007 and December 31, 2006:

	(000’s)

	March 31,	December 31,	Increase
	2007	2006	(Decrease)

Demand deposits	$647,605	$644,447	$3,158
Money market accounts	541,595	417,089	124,506
Savings accounts	92,529	95,741	(3,212)
Time deposits of $100,000 or more	195,283	197,794	(2,511)
Time deposits of less than $100,000	61,665	112,089	(50,424)
Checking with interest	149,726	159,281	(9,555)

Total Deposits	$1,688,403	$1,626,441	$61,962

      The increase in deposits resulted from new account relationships, and increased account activity, partially offset by a reduction in brokered CD’s and seasonal decreases in certain accounts consistent with activity experienced by the Company in prior years.

Borrowings
      Total borrowings were $486.4 million at March 31, 2007, an increase of $29.9 million or 6.5 percent from $456.6 million at December 31, 2006. The overall increase resulted primarily from a $35.5 million increase in other short-term borrowings partially offset by a $5.6 million decrease in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity
      Stockholders’ equity totaled $190.4 million at March 31, 2007, an increase of $4.9 million or 2.7 percent from $185.6 million at December 31, 2006. The increase in stockholders’ equity resulted from net income of $8.3 million for the three month period ended March 31, 2007, $1.5 million proceeds from stock options exercised and $1.5 million increase in accumulated comprehensive income, partially offset by $4.4 million of cash dividends paid on common stock, and $2.0 million in purchases of treasury stock.

      The Company’s and the Banks’ capital ratios at March 31, 2007 and December 31, 2006 are as follows:

			Minimum for
			Capital
	March 31,	December 31,	Adequacy
	2007	2006	Purposes

Leverage ratio:
Company	7.9%	7.8%	4.0%
HVB	7.9	7.8	4.0
NYNB	6.8	7.0	4.0
Tier 1 capital:
Company	12.7%	12.3%	4.0%
HVB	12.7	12.3	4.0
NYNB	12.6	12.5	4.0
Total capital:
Company	13.9%	13.5%	8.0%
HVB	13.9	13.5	8.0
NYNB	13.9	13.7	8.0
      The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at March 31, 2007.
     Liquidity
      The Company’s liquid assets, at March 31, 2007, include cash and due from banks of $60.1 million and Federal funds sold of $122.7 million. Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $167.2 million at March 31, 2007. This represented 18.5 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $342.4 million, or 27.9 percent of loans at March 31, 2007, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.
      HVB and NYNB are members of the FHLB. HVB has a borrowing capacity of up to $150 million under two lines of credit at March 31, 2007, at various terms secured by FHLB stock owned and to be purchased and certain other assets of HVB. HVB had $50 million outstanding under these lines from the FHLB at March 31, 2007. NYNB had a borrowing capacity of up to $26 million under a line of credit from the FHLB at March 31, 2007. There was nothing outstanding under this line at March 31, 2007. The Company’s short-term borrowings included $187.0 million under securities sold under agreements to repurchase at March 31, 2007, and had securities totaling $249.9 million at March 31, 2007 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, HVB has agreements with two investment firms to borrow up to $381 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $85 million. There was nothing outstanding under these agreements at March 31, 2007. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.
      Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.
Forward-Looking Statements
      The Company has made, and may continue to make, various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2007. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.
      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	adverse changes in economic conditions, especially those effecting real estate;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	regulatory delays or conditions imposed by regulators in connection with the conversion of the Banks to national banks, acquisitions or other expansion plans;

•	increases in federal and state income taxes and/or the Company’s effective income tax rate;

•	the extent and timing of legislative and regulatory actions and reform; and

•	difficulties in integrating acquisitions, offering new services or expanding into new markets.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      Quantitative and qualitative disclosures about market risk at December 31, 2006 were previously reported in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2007 compared to December 31, 2006.
      The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.
      All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2007. The Company had no derivative financial instruments in place at March 31, 2007.
      The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2007 shows the Company’s net interest income decreasing slightly if interest rates rise and decreasing moderately if interest rates fall, considering a continuation of the current flat yield curve. A change in the shape or steepness of the yield curve will impact our market risk to changes in interest rates.
      The Company also prepares a static gap analysis which, at March 31, 2007, shows a positive cumulative static gap of $56.7 million in the one year time frame.
      The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2007.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from March 31, 2007	Policy Limit

+200 basis points	(0.7)%	(5.0)%
-200 basis points	(2.9)%	(5.0)%
Item 4.     Controls and Procedures
      Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended March 31, 2007, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
Our business is subject to various risks. These risks are included in our 2006 Annual Report on Form 10-K under “Risk Factors”. There has been no material change in such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On January 27, 2007 we sold 1,000 shares of our common stock for $49,250 in cash. On February 27, 2007 we sold 58 shares of our common stock for $2,480 in cash. Each of these sales were made pursuant to transactions not involving a public offering of securities. As such, they were each exempt under Section 4(2) of the Securities Act of 1933.
The following table sets forth information with respect to purchases made by the Company of its common stock during the three month period ended March 31, 2007:

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

January 1, 2007 -January 31, 2007(1)	16,143	$47.11	15,243	—
February 1, 2007 -February 28, 2007(1)	10,444	49.99	7,355	—
March 1, 2007 -March 31, 2007(2)	13,427	49.72	13,427	86,573

Total	40,014	$48.74	36,025

(1)	In November 2006, the Company announced that the Board of Directors had approved a share repurchase program, effective December 9, 2006, which authorized the repurchase of up to 100,000 of the Company’s shares at a price of $42.75 per share, or a price of $49.25 per share for transactions of at least 2,500 shares. This offer expired on February 27, 2007.

(2)	In February 2007, the Company announced that the Board of Directors had approved a share repurchase program, effective February 28, 2007, which authorized the repurchase of up to 100,000 of the Company’s shares at a price of $43.75 per share, or a price of $50.50 per share for transactions of at least 2,500 shares. This offer expires on May 29, 2007.
Item 6.  Exhibits
      (A) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)

3.2	By-Laws of Hudson Valley Holding Corp.(1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(1) Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2007

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown

Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer
May 10, 2007