Form 10-Q
period 2007-06-30
HUDSON VALLEY HOLDING CORP
filed 2007-08-09
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

Commission File No. 030525

HUDSON VALLEY HOLDING CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, NY 10707
(Address of principal executive office with zip code)

914-961-6100
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 1,
2007
Common stock, par value $0.20 per share	8,886,511

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	June 30,
	2007	2006

Interest Income:
Loans, including fees	$26,245	$23,613
Securities:
Taxable	8,497	8,541
Exempt from Federal income taxes	2,318	2,316
Federal funds sold	928	196
Deposits in banks	156	45

Total interest income	38,144	34,711

Interest Expense:
Deposits	7,092	3,998
Securities sold under repurchase agreements and other short-term borrowings	2,182	2,869
Other borrowings	2,780	2,935

Total interest expense	12,054	9,802

Net Interest Income	26,090	24,909
Provision for loan losses	555	598

Net interest income after provision for loan losses	25,535	24,311

Non Interest Income:
Service charges	1,074	921
Investment advisory fees	2,118	1,814
Other income	399	640

Total non interest income	3,591	3,375

Non Interest Expense:
Salaries and employee benefits	9,328	7,969
Occupancy	1,492	1,335
Professional services	1,150	1,260
Equipment	716	650
Business development	801	555
FDIC assessment	49	96
Other operating expenses	2,735	2,544

Total non interest expense	16,271	14,409

Income Before Income Taxes	12,855	13,277
Income Taxes	4,478	4,576

Net Income	$8,377	$8,701

Basic Earnings Per Common Share	$0.94	$0.97
Diluted Earnings Per Common Share	$0.90	$0.94

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Six Months Ended
	June 30,
	2007	2006

Interest Income:
Loans, including fees	$51,916	$45,450
Securities:
Taxable	17,346	16,891
Exempt from Federal income taxes	4,609	4,621
Federal funds sold	1,128	453
Deposits in banks	201	78

Total interest income	75,200	67,493

Interest Expense:
Deposits	13,161	7,803
Securities sold under repurchase agreements and other short-term borrowings	5,241	4,936
Other borrowings	5,572	5,842

Total interest expense	23,974	18,581

Net Interest Income	51,226	48,912
Provision for loan losses	1,110	1,075

Net interest income after provision for loan losses	50,116	47,837

Non Interest Income:
Service charges	2,368	2,269
Investment advisory fees	4,090	3,354
Realized (loss) gain on security transactions, net	35	(224)
Other income	678	1,017

Total non interest income	7,171	6,416

Non Interest Expense:
Salaries and employee benefits	18,223	16,118
Occupancy	3,124	2,773
Professional services	2,330	2,662
Equipment	1,443	1,331
Business development	1,303	1,168
FDIC assessment	91	195
Other operating expenses	5,172	5,094

Total non interest expense	31,686	29,341

Income Before Income Taxes	25,601	24,912
Income Taxes	8,923	8,502

Net Income	$16,678	$16,410

Basic Earnings Per Common Share	$1.87	$1.83
Diluted Earnings Per Common Share	$1.80	$1.78

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Income	$8,377	$8,701	$16,678	$16,410
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale arising during the period	(7,818)	(6,486)	(5,235)	(13,365)
Income tax effect	3,228	2,641	2,183	5,463

	(4,590)	(3,845)	(3,052)	(7,902)

Reclassification adjustment for net (gain) loss realized on securities available for sale	(16)	(1)	(35)	224
Income tax effect	6	1	14	(90)

	(10)	—	(21)	134

Unrealized loss on securities available for sale	(4,600)	(3,845)	(3,073)	(7,768)

Minimum pension liability adjustment	(304)	(6)	(506)	(11)
Income tax effect	122	1	203	4

	(182)	(5)	(303)	(7)

Other comprehensive loss	(4,782)	(3,850)	(3,376)	(7,775)

Comprehensive income	$3,595	$4,851	$13,302	$8,635

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	June 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$106,437	$61,805
Federal funds sold	149,820	11,858
Securities available for sale at estimated fair value (amortized cost of $831,274 in 2007 and $886,170 in 2006)	817,572	877,738
Securities held to maturity at amortized cost (estimated fair value of $35,376 in 2007 and $39,416 in 2006)	36,352	39,922
Federal Home Loan Bank of New York (FHLB) Stock	12,398	14,011
Loans (net of allowance for loan losses of $17,635 in 2007 and $16,784 in 2006)	1,229,362	1,205,243
Accrued interest and other receivables	16,750	16,921
Premises and equipment, net	24,051	21,669
Deferred income taxes, net	14,841	11,626
Other assets	30,177	30,941

TOTAL ASSETS	$2,437,760	$2,291,734

LIABILITIES
Deposits:
Non interest-bearing	$650,793	$644,447
Interest-bearing	1,162,430	981,994

Total deposits	1,813,223	1,626,441
Securities sold under repurchase agreements and other short-term borrowings	188,258	207,188
Other borrowings	226,858	249,371
Accrued interest and other liabilities	24,187	23,168

TOTAL LIABILITIES	2,252,526	2,106,168

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 25,000,000 and 10,000,000 shares in 2007 and 2006 respectively; outstanding 8,880,490 and 8,945,124 shares in 2007 and 2006, respectively	1,895	1,880
Additional paid-in capital	205,375	202,963
Retained earnings	10,257	2,437
Accumulated other comprehensive loss, net	(10,286)	(6,910)
Treasury stock, at cost; 593,564 and 452,646 shares in 2007 and 2006, respectively	(22,007)	(14,804)

Total stockholders’ equity	185,234	185,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,437,760	$2,291,734

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2007 and 2006
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2007	8,945,124	$1,880	$(14,804)	$202,963	$2,437	$(6,910)	$185,566
Net income					16,678		16,678
Exercise of stock options, net of tax	76,284	15		2,395			2,410
Purchase of treasury stock	(141,976)		(7,238)				(7,238)
Sale of treasury stock	1,058		35	17			52
Cash dividend					(8,858)		(8,858)
Minimum pension liability adjustment						(303)	(303)
Net unrealized loss on securities available for sale						(3,073)	(3,073)

Balance at June 30, 2007	8,880,490	$1,895	$(22,007)	$205,375	$10,257	$(10,286)	$185,234

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2006	8,138,752	$1,856	$(34,588)	$207,372	$1,431	$(6,282)	$169,789
Net income					16,410		16,410
Exercise of stock options	57,354	12		1,998			2,010
Purchase of treasury stock	(70,493)		(3,556)				(3,556)
Cash dividend					(7,824)		(7,824)
Minimum pension liability adjustment						(7)	(7)
Net unrealized loss on securities available for sale						(7,768)	(7,768)

Balance at June 30, 2006	8,125,613	$1,868	$(38,144)	$209,370	$10,017	$(14,057)	$169,054

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Six Months
	Ended June 30,
	2007	2006

Operating Activities:
Net income	$16,678	$16,410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,110	1,075
Depreciation and amortization	1,369	1,291
Realized (gain) loss on security transactions, net	(35)	224
Amortization of premiums on securities, net	216	395
Stock option expense and related tax benefits	410	623
Deferred taxes (benefit) liability	(815)	1,961
(Decrease) increase in deferred loan fees, net	(128)	284
Decrease (increase) in accrued interest and other receivables	171	(2,285)
Decrease (increase) in other assets	764	(6,034)
Excess tax benefits from share-based payment arrangements	(223)	(233)
Increase in accrued interest and other liabilities	1,019	2,877
Increase in minimum pension liability adjustment	(505)	(12)

Net cash provided by operating activities	20,031	16,576

Investing Activities:
Net (increase) decrease in Federal funds sold	(137,962)	5,755
Increase (decrease) in FHLB stock	1,613	(1,960)
Proceeds from maturities and paydowns of securities available for sale	76,818	82,956
Proceeds from maturities and paydowns of securities held to maturity	3,594	5,973
Proceeds from sales of securities available for sale	3	45,405
Purchases of securities available for sale	(22,130)	(178,922)
Net increase in loans	(25,102)	(108,928)
Net purchases of premises and equipment	(3,751)	(9,223)

Net cash used in investing activities	(106,917)	(158,944)

Financing Activities:
Net increase in deposits	186,782	103,775
Net (decrease) increase in securities sold under repurchase agreements and short-term borrowings	(18,930)	61,541
Repayment of other borrowings	(22,513)	(31,263)
Proceeds from other borrowings	—	22,550
Proceeds from issuance of common stock	2,000	1,387
Excess tax benefits from share-based payment arrangements	223	233
Proceeds from sale of treasury stock	52	—
Acquisition of treasury stock	(7,238)	(3,556)
Cash dividends paid	(8,858)	(7,824)

Net cash provided by financing activities	131,518	146,843

Increase in Cash and Due from Banks	44,632	4,475
Cash and due from banks, beginning of period	61,805	47,776

Cash and due from banks, end of period	$106,437	$52,251

Supplemental Disclosures:
Interest paid	$24,019	$17,761
Income tax payments	10,385	10,907
Change in unrealized loss on securities available for sale — net of tax	(3,073)	(7,768)

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

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank (“HVB”), a New York chartered commercial bank headquartered in Westchester County, New York and NYNB Bank (“NYNB”), a New York chartered commercial bank headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is an independent bank established in 1982. NYNB, an independent bank, is the successor to New York National Bank, a national banking association which the Company acquired effective January 1, 2006. HVB has 15 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, and 1 in Queens County, New York. HVB has received regulatory approval to open a full service branch at 875 Mamaroneck Avenue, Mamaroneck, New York. HVB has also received approval to perform branch banking transactions at corporate offices at 399 Knollwood Road, White Plains, New York. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York.

HVB has applied for regulatory approvals to relocate its Queens, New York branch to 162-05 Crocheron Avenue, Flushing, New York and to establish full-service branches at 112 West 34th Street, Manhattan, New York and at 1055 Summer Street, Stamford, Connecticut. In conjunction with our further expansion into Fairfield County, Connecticut, we have applied to the Office of the Comptroller of the Currency (“OCC”) to convert the Banks’ charters to national bank charters from our current New York state commercial bank charters. We believe this change will enhance our ability to expand on an interstate basis. We anticipate completion of the conversions in the third quarter of 2007. We have also applied to the OCC to designate the main banking office of HVB following the conversion to 1055 Summer Street, Stamford, Connecticut.

The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income. ARS has offices at 500 Fifth Avenue, Manhattan, New York.

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

2.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2007 and the results of its operations, and comprehensive income for the three and six month periods ended June 30, 2007 and 2006, and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2007 and 2006. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2007. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Income Recognition on Loans — Interest on loans is accrued monthly. Net loan origination and commitment fees are deferred and recognized as an adjustment of yield over the lives of the related loans. Loans, including impaired loans, are placed on non-accrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, in accordance with management’s judgment as to the collectability of principal. Loans can be returned to accruing status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms, and when, in management’s opinion, they are estimated to be fully collectible.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2006 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the six month period ended June 30, 2007 which would have required additional impairment evaluations.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(000’s)
Deposit Premium	$3,907	$837	$3,907	$558
Customer Relationships	2,470	523	2,470	427
Employment Related	516	203	516	166

Total	$6,893	$1,563	$6,893	$1,151

Intangible assets amortization expense was $205 and $411 for the three and six month periods ended June 30, 2007, and $206 and $411 for the three and six month periods ended June 30, 2006. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the five years subsequent to December 31, 2006.

Goodwill, net of deferred tax, was $10,157 and $10,284 at June 30, 2007 and December 31, 2006, respectively. Cumulative reductions of goodwill related to deferred tax on goodwill deductible for tax purposes were $451 and $324 at June 30, 2007 and December 31, 2006, respectively. Goodwill, net of related deferred tax is included in “Other assets” in the Company’s Consolidated Balance Sheets.

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

The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of both January 1, 2007 and June 30, 2007, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the six months ended June 30, 2007.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2007	2006	2007	2006
	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$8,377	$8,701	$16,678	$16,410
Denominator:
Denominator for basic earnings per common share — weighted average shares	8,917,535	8,950,586	8,935,554	8,955,188
Effect of dilutive securities:
Stock options	328,308	279,157	309,720	270,223

Denominator for diluted earnings per common share — adjusted weighted average shares	9,245,843	9,229,743	9,245,274	9,225,411
Basic earnings per common share	$0.94	$0.97	$1.87	$1.83
Diluted earnings per common share	$0.90	$0.94	$1.80	$1.78
Dividends declared per share	$0.50	$0.45	$0.99	$0.88

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$107	$77	$202	$153
Interest cost	143	131	283	262
Amortization of transition obligation	24	23	47	47
Amortization of prior service cost	36	37	70	74
Amortization of net loss	157	42	285	84

Net periodic pension cost	$467	$310	$887	$620

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2006 Annual Report on Form 10-K that it expected to contribute $611 to the unfunded defined benefit plans during 2007. For the three and six month periods ended June 30, 2007, the Company contributed $153 and $306 to these plans.

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

The following table summarizes stock option activity for the six month period ended June 30, 2007:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2006	933,880	$27.30
Granted at fair value	1,500	43.08
Exercised	(76,284)	26.23
Forfeited or Expired	(4,728)	33.40

Outstanding at June 30, 2007	854,368	27.39	$24,440	6.1
Exercisable at June 30, 2007	618,195	25.57	$18,811	5.6

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the six month periods ended June 30, 2007 and 2006.

	Six Month Period Ended June 30,
	2007	2006

Weighted average assumptions:
Dividend Yield	4.4%	4.4%
Expected volatility	9.8%	9.7%
Risk-free interest rate	4.6%	4.4%
Expected lives (years)	7.0	5.0

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

The weighted average fair values of options granted during the six month periods ended June 30, 2007 and 2006 was $3.00 per share and $2.60 per share, respectively. Net compensation expense of $110 and $186 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2007, respectively. The total tax benefit related thereto was $36 and $56, respectively. Net compensation expense of $109 and $390 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2006, respectively. The total tax benefit related thereto was $34 and $115, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $252 at June 30, 2007. This expense is expected to be recognized over a weighted-average period of 2.2 years.

The following table presents a summary status of the Company’s non-vested options as of June 30, 2007, and changes during the six month period ended June 30, 2007:

		Weighted-Average Grant
	Number of	Date Fair
	Shares	Value

Non-vested at December 31, 2006	313,128	$33.20
Granted	1,500	46.08
Vested	(73,727)	32.10
Forfeited or Expired	(4,728)	35.15
Non-vested at June 30, 2007	236,173	33.58

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

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans’(“SFAS No. 158”). This statement, which amends FASB Statement Nos. 87, 88, 106 and 132R, requires employers to recognize the overfunded and underfunded status of a defined benefit postretirement plan as an asset or a liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, net of tax. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The effective date of the requirement to initially recognize the funded status of the plan and to provide the required disclosures was December 31, 2006. The effects of and required disclosures from the adoption of the initial recognition provisions of SFAS No. 158 are presented in Note 6 herein. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact of adopting provisions in SFAS No. 158 related to the change in its measurement date on its consolidated results of operations and financial condition.

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

This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2007 and December 31, 2006, and consolidated results of operations for the three and six month periods ended June 30, 2007 and June 30, 2006. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank and its subsidiaries, Hudson Valley Investment Corp., Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp., and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and NYNB Bank and its subsidiary 369 East 149th Street Corp. (collectively “NYNB”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2006 Annual Report on Form 10-K.

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

Net income for the three month period ended June 30, 2007 was $8.4 million or $0.90 per diluted share, a decrease of $0.3 million or 3.4 percent compared to $8.7 million or $0.94 per diluted share for the three month period ended June 30, 2006. Net income for the six month period ended June 30, 2007 was $16.7 million or $1.80 per diluted share, an increase of $0.3 million or 1.8 percent compared to $16.4 million or $1.78 per diluted share for the six month period ended June 30, 2006. The Company achieved growth in both its core businesses of loans and deposits during the six month period ended June 30, 2007, primarily as a result of the addition of new customers and additional loans and deposits from existing customers, partially offset by declines in certain deposit balances, and other declines related to a slowdown in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at June 30, 2007 had approximately $1.2 billion in assets under management compared to approximately $933 million at June 30, 2006.

Overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. Recently, there has been considerable national media attention regarding increases in delinquencies and defaults primarily resulting from “sub-prime” residential mortgage lending. The Company does not generally engage in sub-prime lending, except in occasional circumstances where additional underwriting factors are present which justify extending the loan. The Company does not offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers. In addition, the Company has not invested in mortgage-backed securities secured by sub-prime loans.

Short-term interest rates, which rose gradually in 2005 and into the second quarter of 2006, have remained virtually unchanged since June of 2006. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, was not accompanied with similar increases in longer term interest rates resulting in a flattening and eventual inversion of the yield curve. The persistence of this condition throughout the second half of 2006 and the first half of 2007 has put downward pressure on the Company’s net interest income as liabilities continue to reprice at higher rates and maturing longer term assets reprice at similar or only slightly higher rates.

As a result of the effects of interest rates, growth in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $1.1 million or 4.2 percent to $27.3 million for the three month period ended June 30, 2007, compared to $26.2 million for the same period in the prior year, and increased by $2.3 million or 4.5 percent to $53.7 million for the six month period ended June 30, 2007, compared to $51.4 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.2 million and $1.3 million for the three month periods ended June 30, 2007 and 2006 and $2.5 million for both of the six month periods ended June 30, 2007 and 2006.

Non interest income, excluding net gains and losses on securities transactions, was $3.6 million for the three month period ended June 30, 2007, an increase of $0.2 million or 5.9 percent compared to $3.4 million for the same period in the prior year. Non interest income, excluding net gains and losses on securities transactions, was $7.1 million for the six month period ended June 30, 2007, an increase of $0.5 million or 7.6 percent compared to $6.6 million for the same period in the prior year. The increases were primarily due to growth in the investment advisory fee income of A.R. Schmeidler & Co., Inc. and deposit activity and other service fees, partially offset by decreases other income.

Non interest expense was $16.3 million for the three month period ended June 30, 2007, an increase of $1.9 million or 13.2 percent compared to $14.4 million for the same period in the prior year. Non interest expense was $31.7 million for the six month period ended June 30, 2007, an increase of $2.4 million or 8.2 percent compared to $29.3 million for the same period in the prior year. The increases reflect the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, partially offset by efficiencies gained by the integration of systems and support services of NYNB Bank.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at June 30, 2007 shows the Company’s net interest income decreasing slightly if interest rates rise and decreasing moderately if interest rates fall, considering a continuation of the current flat yield curve.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.

The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB and NYNB exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at June 30, 2007. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2007. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2006 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the six month period ended June 30, 2007 which would have required additional impairment evaluations.

Results of Operations for the Three and Six Month Periods Ended June 30, 2007 and June 30, 2006

Summary of Results

The Company reported net income of $8.4 million for the three month period ended June 30, 2007, a decrease of $0.3 million or 3.4 percent compared to $8.7 million reported for the three month period ended June 30, 2006. The decrease in the current year period compared to the prior year period resulted from higher non interest expenses, partially offset by higher net interest income, higher non interest income, a lower provision for loan loss and lower income taxes. Net income for the six month period ended June 30, 2007 was $16.7 million, an increase of $0.3 million or 1.8 percent compared to $16.4 million for the six month period ended June 30, 2006. The increase in net income in the current year periods compared to the prior year periods resulted from higher net interest income and higher non interest income, partially offset by higher non interest expenses, higher income taxes and a higher provision for loan losses. In addition, the six month period ended June 30, 2006 included $0.2 million pretax losses on sales of $45.6 million of securities available for sale, conducted as part of the Company’s ongoing asset/liability management efforts.

Diluted earnings per share were $0.90 for the three month period ended June 30, 2007, a decrease of $0.04 or 4.3 percent compared to $0.94 reported for the same period in the prior year. Diluted earnings per share were $1.80 for the six month period ended June 30, 2007, an increase of $0.02 or 1.1 percent compared to $1.78 reported for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 17.3 percent and 1.4 percent, respectively, for the three month period ended June 30, 2007, compared to 19.3 percent and 1.6 percent, respectively, for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 17.3 percent and 1.4 percent, respectively, for the six month period ended June 30, 2007, compared to 18.3 percent and 1.5 percent, respectively, for the same period in the prior year.

  Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended June 30, 2007 and June 30, 2006, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$11,670	$156	5.35%	$5,951	$45	3.02%
Federal funds sold	69,493	928	5.34	15,758	196	4.98
Securities:(1)
Taxable	687,808	8,497	4.94	738,650	8,541	4.63
Exempt from federal income taxes	216,414	3,566	6.59	215,757	3,563	6.61
Loans, net(2)	1,228,741	26,245	8.54	1,106,648	23,613	8.53

Total interest earning assets	2,214,126	39,392	7.12	2,082,764	35,958	6.91

Non interest earning assets:
Cash and due from banks	54,650			44,025
Other assets	82,593			79,258

Total non interest earning assets	137,243			123,283

Total assets	$2,351,369			$2,206,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$566,079	$3,881	2.74%	$429,904	$2,023	1.88%
Savings	93,763	196	0.84	100,238	160	0.64
Time	270,906	2,625	3.88	232,737	1,650	2.84
Checking with interest	156,471	390	1.00	125,707	165	0.53
Securities sold under repurchase agreements and other short-term borrowings	180,462	2,182	4.84	244,439	2,869	4.69
Other borrowings	245,844	2,780	4.52	263,068	2,935	4.46

Total interest bearing liabilities	1,513,525	12,054	3.19	1,396,093	9,802	2.81

Non interest bearing liabilities:
Demand deposits	614,631			594,962
Other liabilities	29,835			34,215

Total non interest bearing liabilities	644,466			629,177

Stockholders’ equity(1)	193,378			180,777

Total liabilities and stockholders’ equity(1)	$2,351,369			$2,206,047

Net interest earnings		$27,338			$26,156

Net yield on interest earning assets			4.94%			5.02%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,248 and $1,247 for the three month periods ended June 30, 2007 and June 30, 2006, respectively.

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2007 and June 30, 2006, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2007 and 2006.

	Six Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$7,502	$201	5.36%	$4,157	$78	3.75%
Federal funds sold	43,004	1,128	5.25	19,778	453	4.58
Securities:(1)
Taxable	703,578	17,346	4.93	737,935	16,891	4.58
Exempt from federal income taxes	215,637	7,091	6.58	213,301	7,109	6.67
Loans, net(2)	1,219,548	51,916	8.51	1,091,004	45,450	8.33

Total interest earning assets	2,189,269	77,682	7.10	2,066,175	69,981	6.77

Non interest earning assets:
Cash and due from banks	53,639			45,765
Other assets	82,165			77,415

Total non interest earning assets	135,804			123,180

Total assets	$2,325,073			$2,189,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$507,396	$6,650	2.62%	$427,146	$3,732	1.75%
Savings	93,667	388	0.83	100,341	322	0.64
Time	275,434	5,367	3.90	237,529	3,319	2.79
Checking with interest	153,163	756	0.99	134,169	430	0.64
Securities sold under repurchase agreements and other short-term borrowings	215,151	5,241	4.87	224,166	4,936	4.40
Other borrowings	247,596	5,572	4.50	263,692	5,842	4.43

Total interest bearing liabilities	1,492,407	23,974	3.21	1,387,043	18,581	2.68

Non interest bearing liabilities:
Demand deposits	610,022			590,984
Other liabilities	29,398			32,129

Total non interest bearing liabilities	639,420			623,113

Stockholders’ equity(1)	193,246			179,199

Total liabilities and stockholders’ equity(1)	$2,325,073			$2,189,355

Net interest earnings		$53,708			$51,400

Net yield on interest earning assets			4.91%			4.98%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $2,482 and $2,488 for the six month periods ended June 30, 2007 and June 30, 2006, respectively.

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2007 and June 30, 2006.

	(000’s)
	Three Month Period Increase			Six Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$43	$68	$111	$63	$60	$123
Federal funds sold	668	64	732	532	143	675
Securities:
Taxable	(588)	544	(44)	(786)	1,241	455
Exempt from federal income taxes(2)	11	(8)	3	78	(96)	(18)
Loans, net	2,605	27	2,632	5,355	1,111	6,466

Total interest income	2,739	695	3,434	5,242	2,459	7,701

Interest expense:
Deposits:
Money market	641	1,217	1,858	701	2,217	2,918
Savings	(10)	46	36	(21)	87	66
Time	271	704	975	530	1,518	2,048
Checking with interest	40	185	225	61	265	326
Securities sold under repurchase agreements and other short-term borrowings	(751)	64	(687)	(199)	504	305
Other borrowings	(192)	37	(155)	(357)	87	(270)

Total interest expense	(1)	2,253	2,252	715	4,678	5,393

Increase in interest differential	$2,740	$(1,558)	$1,182	$4,527	$(2,219)	$2,308

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2007 and 2006.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and six month periods ended June 30, 2007, net interest income, on a tax equivalent basis, increased $1.1 million or 4.2 percent to $27.3 million and $2.3 million or 4.5 percent to $53.7 million, respectively, compared to $26.2 million and $51.4 million for the same periods in the prior year. Net interest income for the three month period ended June 30, 2007 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $13.9 million or 2.0 percent to $700.6 million compared to $686.7 million for the same period in the prior year, partially offset by a decrease in the tax equivalent basis net interest margin to 4.94% in 2007 from 5.02% in the prior year period. Net interest income for the six month period ended June 30, 2007 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $17.7 million or 2.6 percent to $696.9 million compared to $679.2 million for the same period in the prior year, partially offset by a decrease in the tax equivalent basis net interest margin to 4.91% in 2006 from 4.98% in the prior year period.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $3.4 million or 9.4 percent to $39.4 million and $7.7 million or 11.0 percent to $77.7 million, respectively, for the three and six month periods ended June 30, 2007, compared to $36.0 million and $70.0 million for the same periods in the prior year. Average interest earning assets increased $131.3 million or 6.3 percent to $2,214.1 million and $123.1 million or 6.0 percent to $2,189.3 million, respectively, for the three and six month periods ended June 30, 2007, compared to $2,082.8 million and $2,066.2 million for the same periods in the prior year. Volume increases in interest bearing deposits, federal funds sold, tax-exempt securities and loans and generally higher interest rates, partially offset by a volume decrease in taxable securities, contributed to the higher interest income in the three and six month periods ended June 30, 2007 compared to the same periods in the prior year.

Average total securities, excluding average net unrealized losses on available for sale securities, decreased by $50.2 million or 5.3 percent to $904.2 million and by $32.0 million or 3.4 percent to $919.2 million, respectively, for the three and six month periods ended June 30, 2007, compared to $954.4 million and $951.2 million for the same periods in the prior year. The decreases in average total securities in the three and six month periods ended June 30, 2007, compared to the same periods in the prior year, was a result of cash flow from maturing securities being utilized to repay certain maturing short-term and long-term borrowings as part of strategies being conducted by the Company’s ongoing asset/liability management. The average yields on securities were higher for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year. Average tax equivalent basis yields on securities for the three and six month periods ended June 30, 2007 were 5.34 percent and 5.32 percent, respectively, compared to 5.07 percent and 5.05 percent for the same periods in the prior year. As a result, tax equivalent basis interest income from securities was higher for the three and six month periods ended June 30, 2007, compared to the same periods in the prior year, due to higher volume and higher interest rates.

Average net loans increased $122.1 million or 11.0 percent to $1,228.7 million and $128.5 million or 11.8 percent to $1,219.5 million, respectively, for the three and six month periods ended June 30, 2007, compared to $1,106.6 million and $1,091.0 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. Average yields on loans were 8.54 percent and 8.51 percent, respectively, for the three and six month periods ended June 30, 2007 compared to 8.53 percent and 8.33 percent for the same periods in the prior year. As a result, interest income on loans was higher for the three and six month periods ended June 30, 2007, compared to the same periods in the prior year, due to higher volume and higher interest rates.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $2.3 million or 23.5 percent to $12.1 million and $5.4 million or 29.0 percent to $24.0 million, respectively, for the three and six month periods ended June 30, 2007, compared to $9.8 million and $18.6 million for the same periods in the prior year. Average interest bearing liabilities increased $117.4 million or 8.4 percent to $1,513.5 million and $105.4 million or 7.6 percent to $1,492.4 million, respectively, for the three and six month periods ended June 30, 2007, compared to $1,396.1 million and $1,387.0 million for the same periods in the prior year. The increase in average interest bearing liabilities for the three and six month periods ended June 30, 2007, compared to the same periods in the prior year, resulted from volume increases in checking with interest, money market deposits and time deposits, partially offset by volume decreases in savings deposits, securities sold under agreements to repurchase, other short-term borrowings and other borrowed funds. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches. Average borrowed funds decreased $81.2 million or 16.0 percent to $426.3 million and $25.2 million or 5.2 percent to $462.7 million for the three and six month periods ended June 30, 2007, compared to $507.5 million and $487.9 million for the same periods in the prior year. Maturing borrowings were repaid with cash flow from maturing investment securities in a planned reduction conducted as part of the Company’s ongoing asset/liability management. Average interest rates on interest bearing liabilities were higher during the three and six month periods ended June 30, 2007, compared to the same periods in the prior year, due to higher average interest rates on deposits, short-term borrowings and long-term borrowings. As a result, interest expense was higher for the three and six month periods ended June 30, 2007, compared to the same periods in the prior year due to higher volume and higher average interest rates.

Average non interest bearing demand deposits increased $19.6 million or 3.3 percent to $614.6 million and $19.0 million or 3.2 percent to $610.0 million, respectively, for the three and six month periods ended June 30, 2007, compared to $595.0 million and $591.0 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing liabilities and non interest bearing demand deposits were invested primarily in loans and short-term investments.

The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2007 and 2006 is as follows:

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2007	2006	2007	2006

Average interest rate on:
Total average interest earning assets	7.12%	6.91%	7.10%	6.77%
Total average interest bearing liabilities	3.19%	2.81%	3.21%	2.68%
Total interest rate spread	3.93%	4.10%	3.89%	4.09%

Interest rate spreads decreased in the current year periods compared to the prior year periods. These decreases resulted from a greater increase in the average interest rates on interest bearing liabilities over that of interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and additional future compression in net interest rate spread may occur.

  Provision for Loan Losses

The Company recorded a provision for loan losses of $0.6 million for both of the three month periods ended June 30, 2007 and 2006, respectively. The Company recorded a provision for loan losses of $1.1 million for both of the six month periods ended June 30, 2007 and 2006, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

Non interest income, excluding net gains on securities available for sale, was $3.6 million for the three month period ended June 30, 2007, an increase of $0.2 million or 6.0 percent from $3.4 million for the same period in the prior year. Non interest income, excluding net losses on available for sale securities, was $7.1 million for the six month period ended June 30, 2007, an increase of $0.5 million or 7.5 percent from $6.6 million for the same period in the prior year.

•	Service charges for the three and six month periods ended June 30, 2007 increased 16.6 percent to $1.1 million from $0.9 million and 4.4 percent to $2.4 million from $2.3 million from the prior year periods. These increases reflect new fees, a higher level of fees charged and increased activity.

•	Investment advisory fee income for the three and six month periods ended June 30, 2007 increased 16.8 percent to $2.1 million from $1.8 million and 21.9 percent to $4.1 million from $3.4 million as compared to the prior year periods. The increase was primarily due to increases in assets under management, resulting from net increases in assets from existing customers, addition of new customers and net increases in asset values.

•	Other income for the three and six month periods ended June 30, 2007 decreased 40.1 percent to $0.4 million from $0.6 million and 33.3 percent to $0.7 million from $1.0 million as compared to the prior year periods. The decreases were primarily the result of decreases in safe deposit income, wire transfer income and miscellaneous non-recurring service fees recorded in the prior year periods.

Gains and losses on sales or redemptions of securities were not significant in either the current or prior year periods.

   Non Interest Expense

Non interest expense for the three and six month periods ended June 30, 2007 increased 12.9 percent to $16.3 million from $14.4 million and 8.0 percent to $31.7 million from $29.3 million in the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, equipment expense, business development expense and other operating expenses partially offset by decreases in FDIC assessment and professional services for both the three and six month periods ended June 30, 2007, as compared to the prior year periods.

Salaries and employee benefits, the largest component of non interest expense, for the three and six month periods ended June 30, 2007 increased 17.1 percent to $9.3 million from $8.0 million and 13.1 percent to $18.2 million from $16.1 million, as compared to prior year periods. The increase resulted from additional staff to accommodate the growth in loans and deposits, new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

Occupancy expense for the three and six month periods ended June 30, 2007 increased 11.8 percent to $1.5 million from $1.3 million and 12.7 percent to $3.1 million from $2.8 million in the prior year periods. These increases reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services expense for the three and six month periods ended June 30, 2007 decreased 8.7 percent to $1.2 million from $1.3 million and 12.5 percent to $2.3 million from $2.7 million in the prior year periods. The increases were due to expenses, recorded in the prior periods, related to the acquisition of NYNB partially offset by higher audit costs.

Equipment expense for the three and six month periods ended June 30, 2007 increased 10.2 percent to $0.8 million from $0.7 million and 8.4 percent to $1.4 million from $1.3 million in the prior year periods. The increases resulted from increased maintenance costs compared to the prior year periods.

Business development expense for the three and six month periods ended June 30, 2007 increased 44.3 percent to $0.8 million from $0.6 million and 11.6 percent to $1.3 million from $1.2 million in the prior year periods. The increase was due to increased promotion of Bank products, including HVB’s anniversary and costs related to increased participation in public relations events.

The assessment of the FDIC for the three and six month periods ended June 30, 2007 decreased 49.0 percent to $49,000 from $96,000 and 53.3 percent to $0.1 million from $0.2 million in the prior year. This decrease was primarily due to a reduction of the assessment rate on deposits at NYNB.

Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2007 as compared to June 30, 2006, were due to the following:

•	Increase of $9,000 (3.1%) and $80,000 (13.6%), respectively, in office supplies due to the opening of new branch facilities

•	Increase of $8,000 (30.8%) and a decrease of $31,000 (33.3%), respectively, in other insurance expense resulting from increases in banker’s professional insurance costs and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance programs.

•	Increase of $72,000 (86.8%) and $109,000 (75.2%), respectively, in other loan expenses due to increases in residential mortgage recording fees and loan collection expenses.

•	Decrease of $91,000 (12.1%) and $362,000 (23.3%), respectively, in outside services costs due to service termination fee related to the acquisition of NYNB recorded in the prior periods partially offset by increased data processing costs in the current periods.

•	Increase of $51,000 (19.3) in the three period ended June 30, 2007, in courier expenses due to an increase in customer utilization and increased fuel costs. Courier expenses were unchanged for the six month period ended June 30, 2007 as compared to the prior period.

•	Increase of $19,000 (15.6%) and $36,000 (14.5%), respectively, in dues, meetings and seminar expense due to increased participation in such events.

•	Increase of $112,000 (40.1%) and $165,000 (29.0%), respectively, in communications expense due to added voice and data lines associated with the expansion of technology usage and growth in customer and business activity.

Income Taxes

Income taxes of $4.5 million and $8.9 million were recorded in the three and six month periods ended June 30, 2007, compared to $4.6 million and $8.5 million, respectively, for the same periods in the prior year. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rates were 34.8 percent and 34.9 percent for the three and six month periods ended June 30, 2007, compared to 34.5 percent and 34.1 percent, respectively, for the same periods in the prior year. The increase in the overall effective tax rates for the 2007 periods, compared to the prior year periods, resulted from increases in the percentages of income subject to Federal, New York State, and New York City taxes, partially offset by a slight reduction in the New York State corporate income tax rate.

In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for years 2003 through 2006. The Company is currently open to audit by New York State under the statute of limitations for years 2005 and 2006. Other pertinent tax information is set forth in the Notes to Condensed Consolidated Financial Statements included elsewhere herein.

Financial Condition

  Assets

The Company had total assets of $2,437.8 million at June 30, 2007, an increase of $146.1 million or 6.4 percent from $2,291.7 million at December 31, 2006.

  Federal Funds Sold

Federal funds sold totaled $149.8 million at June 30, 2007, a increase of $137.9 million from $11.9 million at December 31, 2006. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

  Securities and FHLB Stock

The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $13.8 million at June 30, 2007, and were comprised primarily of obligations of municipalities located within the Company’s market area.

Securities totaled $853.9 million at June 30, 2007, a decrease of $63.8 million or 9.1 percent from $917.7 million at December 31, 2006. Securities classified as available for sale, which are recorded at estimated fair value, totaled $817.6 million at June 30, 2007, a decrease of $60.1 million or 6.9 percent from $877.7 million at December 31, 2006. Securities classified as held to maturity, which are recorded at amortized cost, totaled $36.4 million at June 30, 2007, a decrease of $3.5 million or 8.8 percent from $39.9 million at December 31, 2006. The overall decrease in securities is a result of cash flow from maturing securities being utilized to repay certain maturing short-term and long-term borrowings as part of strategies being conducted by the Company’s ongoing asset/liability management. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at June 30, 2007:

		Gross
	Amortized	Unrealized		Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value
	(000’s)

U.S. Treasury and government agencies	$132,621	$4	$2,458	$130,167
Mortgage-backed securities	431,242	89	11,004	420,327
Obligations of state and political subdivisions	209,577	1,926	2,373	209,130
Other debt securities	26,646	207	5	26,848

Total debt securities	800,086	2,226	15,840	786,472
Mutual funds and other equity securities	31,188	570	658	31,100

Total	$831,274	$2,796	$16,498	$817,572

Classified as Held to Maturity
Mortgage-backed securities	$31,221	—	$952	$30,269
Obligations of states and political subdivisions	5,131	$15	39	5,107

Total	$36,352	$15	$991	$35,376

U.S. Treasury and government agency obligations classified as available for sale totaled $130.2 million at June 30, 2007, a decrease of $4.3 million or 3.2 percent from $134.5 million at December 31, 2006. The decrease was maturities and calls of $10.0 partially offset by purchases of $5.5 million and other increases of $0.2 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at June 30, 2007 or at December 31, 2006.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $420.3 million at June 30, 2007, a decrease of $51.7 million or 11.0 percent from $472.0 million at December 31, 2006. The decrease was due to maturities and principal paydowns of $57.4 million and other decreases of $2.2 million partially offset by purchases of $7.9 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $31.2 million at June 30, 2007, a decrease of $3.6 million or 10.3 percent from $34.8 million at December 31, 2006. The decrease was due to maturities and principal paydowns of $3.6 million. The purchases of available for sale securities consisted of fixed rate mortgage-backed securities with average lives of five years or less at the time of purchase.

Obligations of state and political subdivisions classified as available for sale totaled $209.1 million at June 30, 2007, a decrease of $3.2 million or 1.5 percent from $212.3 million at December 31, 2006. The decrease was due to maturities and calls of $8.1 million and other decreases of $3.4 million partially offset by purchases of $8.3 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both June 30, 2007 and December 31, 2006. The combined available for sale and held to maturity obligations at June 30, 2007 were comprised of approximately 68 percent of New York State political subdivisions and 32 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $26.8 million at June 30, 2007, a decrease of $1.4 million or 5.0 percent from $28.2 million at December 31, 2006. The decrease resulted from maturities and calls of $1.2 million and other decreases of $0.2 million. All other debt securities are classified as available for sale.

Mutual funds and other equity securities totaled $31.1 million at June 30, 2007, an increase of $0.3 million or 1.0 percent from $30.8 million at December 31, 2006. The increase resulted from purchases of $0.6 million partially offset by other decreases of $0.3 million. All mutual funds and other equity securities are classified as available for sale.

The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $12.4 million at June 30, 2007, and $14.0 million at December 31, 2006.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2007 or December 31, 2006. The Company has not invested in mortgage-backed securities secured by sub-prime loans.

Loans

Net loans totaled $1,229.4 million at June 30, 2007, an increase of $24.2 million or 3.4 percent from $1,205.2 million at December 31, 2006. The increase resulted principally from a $40.0 million increase in commercial real estate loans, $10.8 million increase in residential real estate loans and $2.8 million increase in lease financing partially offset by a $22.3 million decrease in construction loans, a $4.9 million decrease in loans to individuals and a $1.7 million decrease in commercial and industrial loans. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration. Recently, there has been considerable national media attention regarding increases in delinquencies and defaults primarily resulting from “sub-prime” residential mortgage lending. The Company does not generally engage in sub-prime lending, except in occasional circumstances where additional underwriting factors are present which justify extending the loan. The Company does not offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers.

Major classifications of loans at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
	(000’s)

Real Estate:
Commercial	$330,235	$290,185
Construction	230,674	252,941
Residential	300,355	289,553
Commercial and industrial	353,515	355,214
Individuals	23,889	28,777
Lease financing	11,611	8,766

Total	1,250,279	1,225,436
Deferred loan fees, net	(3,282)	(3,409)
Allowance for loan losses	(17,635)	(16,784)

Loans, net	$1,229,362	$1,205,243

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more and still accruing as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(000’s except percentages)

Non-accrual loans at period end	$10,308	$5,572
Loans past due 90 days or more and still accruing	558	3,879
Non performing assets to total assets at period end	0.42%	0.24%

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $484,000 and $474,000 for the six month period ended June 30, 2007 and the year ended December 31, 2006, respectively. There was no interest income on nonperforming assets included in net income for the three and six month periods ended June 30, 2007 and the year ended December 31, 2006.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	June 30,	Change During	December 31,
	2007	Period	2006
	(000’s)

Specific component	$1,452	$(343)	$1,795
Formula component	933	(156)	1,089
Unallocated component	15,250	1,350	13,900

Total allowance	$17,635		$16,784

Net change		851
Net chargeoffs		(259)

Provision amount		$1,110

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

The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at June 30, 2007.

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

•	Concentration — Construction loans totaled $230.7 million or 18.5 percent of net loans at June 30, 2007. These loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. During the six months ended June 30, 2007, the number of completed properties and their time on the market has increased and there has been further downward pressure on prices. Further exacerbating the ability to sell newly constructed homes and condominiums is the tightening of credit in the secondary markets for residential borrowers, particularly sub-prime borrowers and, recently, jumbo loan borrowers. Therefore, the borrowers’ ability to pay and collateral values may be negatively impacted. Such concentration and the associated increase in various risk factors are not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — The dollar amount of nonperforming loans increased to $10.3 million or 0.82 percent of total loans at June 30, 2007, compared to $5.6 million or 0.25 percent of total loans at December 31, 2006. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, an increase in the inventory of new residential construction and its time on the market and recent indications of a decline in real estate values in the Company’s primary market area may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impacted the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	Loan Participations — We expanded the number of banks from which we will purchase loan participations, particularly outside our primary market area. While we review each loan, we greatly rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component of the allowance.

As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $1.4 million increase in the unallocated component of the allowance to $15.3 million reflects our best estimate of probable losses which have been incurred as of June 30, 2007.

  Deposits

Deposits totaled $1,813.2 million at June 30, 2007, an increase of $186.8 million or 11.5 percent from $1,626.4 million at December 31, 2006. The following table presents a summary of deposits at June 30, 2007 and December 31, 2006:

	(000’s)
	June 30,	December 31,
	2006	2006	Increase (Decrease)

Demand deposits	$650,793	$644,447	$6,346
Money market accounts	593,753	417,089	176,664
Savings accounts	96,087	95,741	346
Time deposits of $100,000 or more	255,576	197,794	57,782
Time deposits of less than $100,000	61,276	112,089	(50,813)
Checking with interest	155,738	159,281	(3,543)

Total Deposits	$1,813,223	$1,626,441	$186,782

The increase in deposits resulted from the new account relationships, increased account activity as well as increases in deposits associated with real estate activity partially offset by seasonal decreases in certain accounts consistent with activity experienced by the Company in prior years.

Borrowings

Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk. Total borrowings were $415.1 million at June 30, 2007, a decrease of $41.6 million or 9.1 percent from $456.6 million at December 31, 2006. The overall decrease resulted primarily from a $22.5 million decrease in FHLB term borrowings, a $19.8 million decrease in short-term repurchase agreements with brokers and a $13.8 million decrease in other short-term borrowings, partially offset by a $14.7 million increase in short-term repurchase agreements with customers. The decreases in FHLB term borrowings and short-term repurchase agreements with brokers are primarily the result of a planned reduction of certain maturing borrowings being conducted as part of the Company’s ongoing asset/liability management.

Stockholders’ Equity

Stockholders’ equity totaled $185.2 million at June 30, 2007, a decrease of $0.4 million or 0.2 percent from $185.6 million at December 31, 2006. Decreases in stockholders’ equity resulted from $8.9 million cash dividends paid on common stock, $7.2 million purchases of treasury stock and a $3.4 million decrease in accumulated comprehensive income, principally as a result of a decrease in the net unrealized value of securities available for sale. Increases in stockholders’ equity resulted from net income of $16.7 million for the six month period ended June 30, 2007, and $2.4 million proceeds from stock options exercised.

The Company’s and the Banks’ capital ratios at June 30, 2007 and December 31, 2006 are as follows:

			Minimum for
	June 30,	December 31,	Capital Adequacy
	2007	2006	Purposes

Leverage ratio:
Company	7.7%	7.8%	4.0%
HVB	7.7	7.8	4.0
NYNB	6.9	7.0	4.0
Tier 1 capital:
Company	12.2%	12.3%	4.0%
HVB	12.2	12.3	4.0
NYNB	11.8	12.5	4.0
Total capital:
Company	13.4%	13.5%	8.0%
HVB	13.4	13.5	8.0
NYNB	13.0	13.7	8.0

The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at June 30, 2007.

Liquidity

The Company’s liquid assets, at June 30, 2007, include cash and due from banks of $106.4 million and Federal funds sold of $149.8 million. Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $164.6 million at June 30, 2007. This represented 19.7 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $332.4 million, or 26.6 percent of loans at June 30, 2007, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

HVB and NYNB are members of the FHLB. HVB has a borrowing capacity of up to $200 million under two lines of credit at June 30, 2007, at various terms secured by FHLB stock owned and to be purchased and certain other assets of HVB. HVB had nothing outstanding under these lines from the FHLB at June 30, 2007. NYNB had a borrowing capacity of up to $26 million under a line of credit from the FHLB at June 30, 2007. There was nothing outstanding under this line at June 30, 2007. The Company’s short-term borrowings included $187.6 million under securities sold under agreements to repurchase at June 30, 2007, and had securities totaling $286.6 million at June 30, 2007 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, HVB has agreements with two investment firms to borrow up to $381 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $85 million. There was nothing outstanding under these agreements at June 30, 2007. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, these borrowings must be collateralized by U.S. Treasury and government agency securities.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2007. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2006 were previously reported in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2007 compared to December 31, 2006.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the six month period ended June 30, 2007. The Company had no derivative financial instruments in place at June 30, 2007.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2007 shows the Company’s net interest income decreasing slightly if interest rates rise and decreasing moderately if interest rates fall, considering a continuation of the current flat yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at June 30, 2007, shows a negative cumulative static gap of $33.8 million in the one year time frame.

The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2007.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	June 30,
Gradual Change in Interest Rates	2007	Policy Limit

+200 basis points	(0.4)%	(5.0)%
–200 basis points	(2.8)%	(5.0)%

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended June 30, 2007, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2006 Annual Report on Form 10-K under “Risk Factors”. There has been no material change in such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchase made by the Company of its common stock during the three month period ended June 30, 2007.

			Total number	Maximum number
			of shares	of shares
			purchased as	that may
	Total number	Average price	part of	yet be
	of shares	paid per	publicly announced	purchased under
Period	purchased	share	programs	the programs(2)

April 1, 2007 -April 30, 2007(1)	36,694	$50.07	36,694
May 1, 2007 - May 31, 2007(1)(2)	38,052	$50.61	35,243
June 1, 2007 - June 30, 2007(2)	27,216	$56.00	27,216	222,784

Total	101,502	$51.86	99,153

(1)	In February 2007, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 100,000 of the Company’s shares at a price of $43.75 per share, or a price of $50.50 per share for transactions of at least 2,500 shares. This offer expired on May 29, 2007.

(2)	In May 2007, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $56.00 per share. This offer expires on August 28, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 10, 2007 for the purpose of considering and voting upon the following matters:

Election of the following directors, constituting all members of the Board of Directors, to a one-year term of office: William E. Griffin, Stephen R. Brown, James M. Coogan, Bruno J. Gioffre, Gregory F. Holcombe, James J. Landy, Michael P. Maloney, Angelo R. Martinelli, William J. Mulrow, John A. Pratt Jr., Cecile D. Singer and Craig S. Thompson.

The results were as follows:

	For	Against	Abstain

William E. Griffin	7,470,588	21,748	—
Stephen R. Brown	7,470,803	21,533	—
James M. Coogan	7,470,510	21,826	—
Bruno J. Gioffre	7,484,854	7,482	—
Gregory F. Holcombe	7,485,060	7,276	—
James J. Landy	7,470,716	21,620	—
Michael P. Maloney	7,474,103	18,233	—
Angelo R. Martinelli	7,470,586	21,750	—
William J. Mulrow	7,485,058	7,278	—
John A. Pratt Jr.	7,469,184	23,152	—
Cecile D. Singer	7,484,854	7,482	—
Craig S. Thompson	7,470,790	21,546	—

Amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of our common stock from 10,000,000 to 25,000,000.

The results were as follows:

FOR	7,303,234
WITHHOLD	119,049
ABSTAIN	70,052

Amendment of the Company’s 2002 Stock Option Plan to increase the maximum number of option awards available under the plan from 635,000 to 1,535,000 shares of the Company’s common stock.

The results were as follows:

FOR	6,966,771
WITHHOLD	161,013
ABSTAIN	105,012

Item 6.  Exhibits

(A) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)

3.2	By-Laws of Hudson Valley Holding Corp.(1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

August 9, 2007