Form 10-Q
period 2007-09-30
HUDSON VALLEY HOLDING CORP
filed 2007-11-09
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 1,
2007
Common stock, par value $0.20 per share	8,862,386

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,
	2007	2006

Interest Income:
Loans, including fees	$26,384	$24,635
Securities:
Taxable	7,979	8,816
Exempt from Federal income taxes	2,255	2,267
Federal funds sold	1,247	77
Deposits in banks	252	58

Total interest income	38,117	35,853

Interest Expense:
Deposits	7,484	5,104
Securities sold under repurchase agreements and other short-term borrowings	1,886	2,986
Other borrowings	2,405	2,883

Total interest expense	11,775	10,973

Net Interest Income	26,342	24,880
Provision for loan losses	180	529

Net interest income after provision for loan losses	26,162	24,351

Non Interest Income:
Service charges	1,152	1,151
Investment advisory fees	2,432	1,831
Other income	444	397

Total non interest income	4,028	3,379

Non Interest Expense:
Salaries and employee benefits	9,411	8,148
Occupancy	1,606	1,398
Professional services	1,211	1,016
Equipment	841	715
Business development	576	473
FDIC assessment	49	94
Other operating expenses	2,616	2,153

Total non interest expense	16,310	13,997

Income Before Income Taxes	13,880	13,733
Income Taxes	4,789	4,850

Net Income	$9,091	$8,883

Basic Earnings Per Common Share	$1.02	$0.99
Diluted Earnings Per Common Share	$0.98	$0.96

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,
	2007	2006

Interest Income:
Loans, including fees	$78,300	$70,085
Securities:
Taxable	25,325	25,707
Exempt from Federal income taxes	6,864	6,888
Federal funds sold	2,375	530
Deposits in banks	453	136

Total interest income	113,317	103,346

Interest Expense:
Deposits	20,645	12,907
Securities sold under repurchase agreements and other short-term borrowings	7,127	7,922
Other borrowings	7,977	8,725

Total interest expense	35,749	29,554

Net Interest Income	77,568	73,792
Provision for loan losses	1,290	1,604

Net interest income after provision for loan losses	76,278	72,188

Non Interest Income:
Service charges	3,520	3,420
Investment gain advisory fees	6,522	5,185
Realized gain (loss) on security transactions, net	56	(200)
Other income	1,101	1,390

Total non interest income	11,199	9,795

Non Interest Expense:
Salaries and employee benefits	27,634	24,266
Occupancy	4,730	4,171
Professional services	3,541	3,678
Equipment	2,284	2,046
Business development	1,879	1,641
FDIC assessment	140	289
Other operating expenses	7,788	7,246

Total non interest expense	47,996	43,337

Income Before Income Taxes	39,481	38,646
Income Taxes	13,712	13,353

Net Income	$25,769	$25,293

Basic Earnings Per Common Share	$2.89	$2.82
Diluted Earnings Per Common Share	$2.78	$2.74

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income	$9,091	$8,883	$25,769	$25,293
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale arising during the period	6,745	13,569	1,510	204
Income tax effect	(2,994)	(5,552)	(811)	(89)

	3,751	8,017	699	115

Reclassification adjustment for net (gain) loss realized on securities available for sale	(21)	(24)	(56)	200
Income tax effect	9	9	23	(81)

	(12)	(15)	(33)	119

Unrealized loss on securities available for sale	3,739	8,002	666	234

Minimum pension liability adjustment	(254)	(5)	(760)	(16)
Income tax effect	100	2	303	6

	(154)	(3)	(457)	(10)

Other comprehensive loss	3,585	7,999	209	224

Comprehensive income	$12,676	$16,882	$25,978	$25,517

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	September 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$52,055	$61,805
Federal funds sold	40,301	11,858
Securities available for sale at estimated fair value (amortized cost of $795,343 in 2007 and $886,170 in 2006)	788,666	877,738
Securities held to maturity at amortized cost (estimated fair value of $34,373 in 2007 and $39,416 in 2006)	34,829	39,922
Federal Home Loan Bank of New York (FHLB) Stock	11,678	14,011
Loans (net of allowance for loan losses of $17,135 in 2007 and $16,784 in 2006)	1,234,288	1,205,243
Accrued interest and other receivables	18,077	16,921
Premises and equipment, net	25,072	21,669
Deferred income taxes, net	12,048	11,626
Other assets	28,221	30,941

TOTAL ASSETS	$2,245,235	$2,291,734

LIABILITIES
Deposits:
Non interest-bearing	$591,268	$644,447
Interest-bearing	1,136,944	981,994

Total deposits	1,728,212	1,626,441
Securities sold under repurchase agreements and other short-term borrowings	89,132	207,188
Other borrowings	210,851	249,371
Accrued interest and other liabilities	24,752	23,168

TOTAL LIABILITIES	2,052,947	2,106,168

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 25,000,000 and 10,000,000 shares in 2007 and 2006 respectively; outstanding 8,865,761 and 8,945,124 shares in 2007 and 2006, respectively	1,898	1,880
Additional paid-in capital	205,910	202,963
Retained earnings	14,905	2,437
Accumulated other comprehensive loss, net	(6,701)	(6,910)
Treasury stock, at cost; 622,420 and 452,646 shares in 2007 and 2006, respectively	(23,724)	(14,804)

Total stockholders’ equity	192,288	185,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,245,235	$2,291,734

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2007 and 2006
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2007	8,945,124	$1,880	$(14,804)	$202,963	$2,437	$(6,910)	$185,566
Net income					25,769		25,769
Exercise of stock options, net of tax	90,411	18		2,905			2,923
Purchase of treasury stock	(176,244)		(9,161)				(9,161)
Sale of treasury stock	6,470		241	42			283
Cash dividend					(13,301)		(13,301)
Minimum pension liability adjustment						(457)	(457)
Net unrealized loss on securities available for sale						666	666

Balance at September 30, 2007	8,865,761	$1,898	$(23,724)	$205,910	$14,905	$(6,701)	$192,288

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2006	8,138,752	$1,856	$(34,588)	$207,372	$1,431	$(6,282)	$169,789
Net income					25,293		25,293
Exercise of stock options	89,112	18		3,284			3,302
Purchase of treasury stock	(106,614)		(5,476)				(5,476)
Sale of Treasury stock	5,730		180	61			241
Cash dividend					(11,821)		(11,821)
Minimum pension liability adjustment						(10)	(10)
Net unrealized loss on securities available for sale						234	234

Balance at September 30, 2006	8,126,980	$1,874	$(39,884)	$210,717	$14,903	$(6,058)	$181,552

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Nine Months
	Ended September 30,
	2007	2006

Operating Activities:
Net income	$25,769	$25,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,290	1,604
Depreciation and amortization	2,127	1,938
Realized (gain) loss on security transactions, net	(56)	200
Amortization of premiums on securities, net	323	510
Stock option expense and related tax benefits	535	727
Deferred taxes (benefit) liability	(905)	1,507
(Decrease) increase in deferred loan fees, net	(221)	369
Increase in accrued interest and other receivables	(1,156)	(3,921)
Decrease (increase) in other assets	2,720	(5,681)
Excess tax benefits from share-based payment arrangements	(266)	(256)
Increase in accrued interest and other liabilities	1,584	713
Increase in minimum pension liability adjustment	(758)	(18)

Net cash provided by operating activities	30,986	22,985

Investing Activities:
Net (increase) decrease in Federal funds sold	(28,443)	4,460
Increase (decrease) in FHLB stock	2,333	(1,734)
Proceeds from maturities and paydowns of securities available for sale	119,198	114,605
Proceeds from maturities and paydowns of securities held to maturity	5,121	8,244
Proceeds from sales of securities available for sale	3	45,634
Purchases of securities available for sale	(28,973)	(196,967)
Net increase in loans	(30,115)	(165,327)
Net purchases of premises and equipment	(5,530)	(9,719)

Net cash provided by (used in) investing activities	33,594	(200,804)

Financing Activities:
Net increase in deposits	101,771	125,103
Net (decrease) increase in securities sold under repurchase agreements and other short-term borrowings	(118,056)	75,516
Repayment of other borrowings	(38,520)	(31,269)
Proceeds from other borrowings	—	22,550
Proceeds from issuance of common stock	2,388	2,575
Excess tax benefits from share-based payment arrangements	266	256
Proceeds from sale of treasury stock	283	241
Acquisition of treasury stock	(9,161)	(5,476)
Cash dividends paid	(13,301)	(11,821)

Net cash (used in) provided by financing activities	(74,330)	177,675

Decrease in Cash and Due from Banks	(9,750)	(144)
Cash and due from banks, beginning of period	61,805	47,776

Cash and due from banks, end of period	$52,055	$47,632

Supplemental Disclosures:
Interest paid	$36,118	$28,387
Income tax payments	15,646	14,031
Change in unrealized loss on securities available for sale — net of tax	666	234

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

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank (“HVB”), a New York chartered commercial bank headquartered in Westchester County, New York and NYNB Bank (“NYNB”), a New York chartered commercial bank headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is an independent bank established in 1982. NYNB, an independent bank, is the successor to New York National Bank, a national banking association which the Company acquired effective January 1, 2006. HVB has 17 branch offices in Westchester County, New York, including a recently opened branch in Mamaroneck, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, and 1 in Queens County, New York. HVB has received regulatory approvals to open a full service branch at 112 West 34th Street, Manhattan, New York and to relocate its Queens, New York branch to 162-05 Crocheron Avenue, Flushing, New York. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York.

In conjunction with our further expansion into Fairfield County, Connecticut, we have applied to the Office of the Comptroller of the Currency (“OCC”) to convert the Banks’ charters to national bank charters from our current New York state commercial bank charters. We believe this change will enhance our ability to expand on an interstate basis. On October 30, 2007 the OCC granted preliminary approval of the conversions. The conversions will be completed upon the satisfaction of certain standard conditions. We anticipate completion of the conversions in the fourth quarter of 2007. We have also applied to the OCC to designate the main banking office of HVB following the conversion to 1055 Summer Street, Stamford, Connecticut.

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

2.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2007 and the results of its operations, and comprehensive income for the three and nine month periods ended September 30, 2007 and 2006, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2007 and 2006. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2007. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2006 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the nine month period ended September 30, 2007 which would have required additional impairment evaluations.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(000’s)
Deposit Premium	$3,907	$977	$3,907	$558
Customer Relationships	2,470	570	2,470	427
Employment Related	516	221	516	166

Total	$6,893	$1,768	$6,893	$1,151

Intangible assets amortization expense was $205 and $616 for the three and nine month periods ended September 30, 2007, and $205 and $616 for the three and nine month periods ended September 30, 2006. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the five years subsequent to December 31, 2006.

Goodwill, net of deferred tax, was $10,092 and $10,284 at September 30, 2007 and December 31, 2006, respectively. Cumulative reductions of goodwill related to deferred tax on goodwill deductible for tax purposes were $516 and $324 at September 30, 2007 and December 31, 2006, respectively. Goodwill, net of related deferred tax is included in “Other assets” in the Company’s Consolidated Balance Sheets.

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

The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of both January 1, 2007 and September 30, 2007, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the nine months ended September 30, 2007.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2007	2006	2007	2006
	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$9,091	$8,883	$25,769	$25,293
Denominator:
Denominator for basic earnings per common share — weighted average shares	8,873,746	8,951,235	8,914,725	8,953,856
Effect of dilutive securities:
Stock options	404,104	293,806	341,527	278,170

Denominator for diluted earnings per common share — adjusted weighted average shares	9,277,850	9,245,041	9,256,252	9,232,026
Basic earnings per common share	$1.02	$0.99	$2.89	$2.82
Diluted earnings per common share	$0.98	$0.96	$2.78	$2.74
Dividends declared per share	$0.50	$0.45	$1.49	$1.32

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$101	$77	$303	$230
Interest cost	142	131	424	392
Amortization of transition obligation	24	13	71	39
Amortization of prior service cost	38	37	108	110
Amortization of net loss	182	52	467	159

Net periodic pension cost	$487	$310	$1,373	$930

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2006 Annual Report on Form 10-K that it expected to contribute $611 to the unfunded defined benefit plans during 2007. For the three and nine month periods ended September 30, 2007, the Company contributed $153 and $458 to these plans.

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

The following table summarizes stock option activity for the nine month period ended September 30, 2007:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2006	933,880	$27.30
Granted at fair value	3,700	42.29
Exercised	(90,411)	26.41
Forfeited or Expired	(5,721)	38.01

Outstanding at September 30, 2007	841,448	27.39	$24,702	5.9
Exercisable at September 30, 2007	609,848	25.59	$19,003	5.3

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the nine month periods ended September 30, 2007 and 2006.

	Nine Month Period Ended September 30,
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

The weighted average fair values of options granted during the nine month periods ended September 30, 2007 and 2006 was $3.00 per share and $2.61 per share, respectively. Net compensation expense of $83 and $269 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2007, respectively. The total tax benefit related thereto was $22 and $78, respectively. Net compensation expense of $81 and $471 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2006, respectively. The total tax benefit related thereto was $20 and $135, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $221 at September 30, 2007. This expense is expected to be recognized over a weighted-average period of 2.4 years.

The following table presents a summary status of the Company’s non-vested options as of September 30, 2007, and changes during the nine month period ended September 30, 2007:

		Weighted-Average Grant
	Number of	Date Fair
	Shares	Value

Non-vested at December 31, 2006	313,128	$33.20
Granted	1,500	46.08
Vested	(77,307)	31.88
Forfeited or Expired	(5,721)	40.02

Non-vested at September 30, 2007	231,600	33.55

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

This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2007 and December 31, 2006, and consolidated results of operations for the three and nine month periods ended September 30, 2007 and September 30, 2006. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp., and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and NYNB Bank and its subsidiary 369 East 149th Street Corp. (collectively “NYNB”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2006 Annual Report on Form 10-K.

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

Net income for the three month period ended September 30, 2007 was $9.1 million or $0.98 per diluted share, an increase of $0.2 million or 2.2 percent compared to $8.9 million or $0.96 per diluted share for the three month period ended September 30, 2006. Net income for the nine month period ended September 30, 2007 was $25.8 million or $2.78 per diluted share, an increase of $0.5 million or 2.0 percent compared to $25.3 million or $2.74 per diluted share for the nine month period ended September 30, 2006. The Company achieved growth in both its core businesses of loans and deposits during the nine month period ended September 30, 2007, primarily as a result of the addition of new customers and additional loans and deposits from existing customers, partially offset by declines in certain deposit balances, and other declines related to a slowdown in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at September 30, 2007 had approximately $1.3 billion in assets under management compared to approximately $917 million at September 30, 2006.

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

Short-term interest rates, which rose gradually in 2005 and into the second quarter of 2006, remained virtually unchanged from September, 2006 through the first half of September 2007. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, was not accompanied with similar increases in longer term interest rates resulting in a flattening and eventual inversion of the yield curve. The persistence of this condition throughout the second half of 2006 and the first three quarters of 2007 put downward pressure on the Company’s net interest income as liabilities repriced at higher rates and maturing longer term assets repriced at similar or only slightly higher rates. The 50 basis point reduction of short-term interest rates in late September 2007 has resulted in some steepening of the yield curve, however, the Company expects continued downward pressure on net interest income for the near future.

As a result of the effects of interest rates, growth in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $1.5 million or 5.7 percent to $27.6 million for the three month period ended September 30, 2007, compared to $26.1 million for the same period in the prior year, and increased by $3.8 million or 4.9 percent to $81.3 million for the nine month period ended September 30, 2007, compared to $77.5 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.2 million and $1.2 million for the three month periods ended September 30, 2007 and 2006 and $3.7 million for both of the nine month periods ended September 30, 2007 and 2006.

Non interest income, excluding net gains and losses on securities transactions, was $4.0 million for the three month period ended September 30, 2007, an increase of $0.6 million or 17.6 percent compared to $3.4 million for the same period in the prior year. Non interest income, excluding net gains and losses on securities transactions, was $11.1 million for the nine month period ended September 30, 2007, an increase of $1.1 million or 11.0 percent compared to $10.0 million for the same period in the prior year. The increases were primarily due to growth in the investment advisory fee income of A.R. Schmeidler & Co., Inc. and deposit activity and other service fees, partially offset by decreases in other income.

Non interest expense was $16.3 million for the three month period ended September 30, 2007, an increase of $2.3 million or 16.4 percent compared to $14.0 million for the same period in the prior year. Non interest expense was $48.0 million for the nine month period ended September 30, 2007, an increase of $4.7 million or 10.9 percent compared to $43.3 million for the same period in the prior year. The increases reflect the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, partially offset by efficiencies gained by the integration of systems and support services of NYNB Bank.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at September 30, 2007 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing moderately if interest rates fall, considering a continuation of the current relatively flat yield curve.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.

The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB and NYNB exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at September 30, 2007. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2007. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2006 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the nine month period ended September 30, 2007 which would have required additional impairment evaluations.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2007 and September 30, 2006

Summary of Results

The Company reported net income of $9.1 million for the three month period ended September 30, 2007, an increase of $0.2 million or 2.2 percent compared to $8.9 million reported for the three month period ended September 30, 2006. The increase in the current year period compared to the prior year period resulted from higher net interest income, higher non interest income, a lower provision for loan loss and slightly lower income taxes, partially offset by higher non interest expenses. Net income for the nine month period ended September 30, 2007 was $25.8 million, an increase of $0.5 million or 2.0 percent compared to $25.3 million for the nine month period ended September 30, 2006. The increase in net income in the current year period compared to the prior year period resulted from higher net interest income and higher non interest income and a lower provision for loan losses, partially offset by higher non interest expenses and higher income taxes. In addition, the nine month period ended September 30, 2006 included $0.2 million pretax losses on sales of $45.6 million of securities available for sale, conducted as part of the Company’s ongoing asset/liability management efforts.

Diluted earnings per share were $0.98 for the three month period ended September 30, 2007, an increase of $0.02 or 2.1 percent compared to $0.96 reported for the same period in the prior year. Diluted earnings per share were $2.78 for the nine month period ended September 30, 2007, an increase of $0.04 or 1.5 percent compared to $2.74 reported for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 18.6 percent and 1.6 percent, respectively, for the three month period ended September 30, 2007, compared to 19.1 percent and 1.6 percent, respectively, for the same period in the prior year. Annualized returns on average equity and average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 17.7 percent and 1.5 percent, respectively, for the nine month period ended September 30, 2007, compared to 18.6 percent and 1.5 percent, respectively, for the same period in the prior year.

  Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2007 and September 30, 2006, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2007 and 2006.

	Three Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$18,428	$252	5.47%	$5,154	$58	4.50%
Federal funds sold	95,441	1,247	5.23	5,959	77	5.17
Securities:(1)
Taxable	648,377	7,979	4.92	728,105	8,816	4.84
Exempt from federal income taxes	214,147	3,469	6.48	213,942	3,488	6.52
Loans, net(2)	1,230,034	26,384	8.58	1,141,819	24,635	8.63

Total interest earning assets	2,206,427	39,331	7.13	2,094,979	37,074	7.08

Non interest earning assets:
Cash and due from banks	58,367			45,658
Other assets	84,371			78,298

Total non interest earning assets	142,738			123,956

Total assets	$2,349,165			$2,218,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$588,030	$4,044	2.75%	$446,547	$2,683	2.40%
Savings	93,158	196	0.84	95,055	167	0.70
Time	287,022	2,860	3.99	226,034	1,976	3.50
Checking with interest	159,949	384	0.96	133,272	278	0.83
Securities sold under repurchase agreements and other short-term borrowings	159,137	1,886	4.74	236,684	2,986	5.05
Other borrowings	214,593	2,405	4.48	254,380	2,883	4.53

Total interest bearing liabilities	1,501,889	11,775	3.14	1,391,972	10,973	3.15

Non interest bearing liabilities:
Demand deposits	619,564			610,604
Other liabilities	32,014			30,406

Total non interest bearing liabilities	651,578			641,010

Stockholders’ equity(1)	195,698			185,953

Total liabilities and stockholders’ equity(1)	$2,349,165			$2,218,935

Net interest earnings		$27,556			$26,101

Net yield on interest earning assets			5.00%			4.98%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,214 and $1,221 for the three month periods ended September 30, 2007 and September 30, 2006, respectively.

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2007 and September 30, 2006, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2007 and 2006.

	Nine Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$11,184	$453	5.40%	$4,493	$136	4.04%
Federal funds sold	60,675	2,375	5.22	15,121	530	4.67
Securities:(1)
Taxable	684,976	25,325	4.93	734,622	25,707	4.67
Exempt from federal income taxes	215,135	10,560	6.54	213,517	10,597	6.62
Loans, net(2)	1,223,082	78,300	8.54	1,108,129	70,085	8.43

Total interest earning assets	2,195,052	117,013	7.11	2,075,882	107,055	6.88

Non interest earning assets:
Cash and due from banks	55,232			$45,729
Other assets	82,909			77,712

Total non interest earning assets	138,141			123,441

Total assets	$2,333,193			$2,199,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$534,569	$10,694	2.67%	$433,684	$6,415	1.97%
Savings	93,495	584	0.83	98,560	489	0.66
Time	279,339	8,227	3.93	233,654	5,295	3.02
Checking with interest	155,450	1,140	0.98	133,867	708	0.71
Securities sold under repurchase agreements and other short-term borrowings	196,275	7,127	4.84	228,384	7,922	4.62
Other borrowings	236,474	7,977	4.50	260,554	8,725	4.46

Total interest bearing liabilities	1,495,602	35,749	3.19	1,388,703	29,554	2.84

Non interest bearing liabilities:
Demand deposits	613,238			597,596
Other liabilities	30,281			31,549

Total non interest bearing liabilities	643,519			629,145

Stockholders’ equity(1)	194,072			181,475

Total liabilities and stockholders’ equity(1)	$2,333,193			$2,199,323

Net interest earnings		$81,264			$77,501

Net yield on interest earning assets			4.94%			4.98%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $3,696 and $3,709 for the nine month periods ended September 30, 2007 and September 30, 2006, respectively.

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2007 and September 30, 2006.

	(000’s)
	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$149	$45	$194	$203	$114	$317
Federal funds sold	1,156	14	1,170	1,597	248	1,845
Securities:
Taxable	(965)	128	(837)	(1,737)	1,355	(382)
Exempt from federal income taxes(2)	3	(22)	(19)	80	(117)	(37)
Loans, net	1,903	(154)	1,749	7,270	945	8,215

Total interest income	2,246	11	2,257	7,413	2,545	9,958

Interest expense:
Deposits:
Money market	850	511	1,361	1,492	2,787	4,279
Savings	(3)	32	29	(25)	120	95
Time	533	351	884	1,035	1,897	2,932
Checking with interest	56	50	106	114	318	432
Securities sold under repurchase agreements and other short-term borrowings	(978)	(122)	(1,100)	(1,114)	319	(795)
Other borrowings	(451)	(27)	(478)	(806)	58	(748)

Total interest expense	7	795	802	696	5,499	6,195

Increase in interest differential	$2,239	$(784)	$1,455	$6,717	$(2,954)	$3,763

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2007 and 2006.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and nine month periods ended September 30, 2007, net interest income, on a tax equivalent basis, increased $1.5 million or 5.7 percent to $27.6 million and $3.8 million or 4.9 percent to $81.3 million, respectively, compared to $26.1 million and $77.5 million for the same periods in the prior year. Net interest income for the three month period ended September 30, 2007 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $1.5 million or 0.2 percent to $704.5 million compared to $703.0 million for the same period in the prior year and a slight increase in the tax equivalent basis net interest margin to 5.00% in 2007 from 4.98% in the prior year period. Net interest income for the nine month period ended September 30, 2007 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $12.3 million or 1.8 percent to $699.5 million compared to $687.2 million for the same period in the prior year, partially offset by a slight decrease in the tax equivalent basis net interest margin to 4.94% in 2006 from 4.98% in the prior year period.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $2.2 million or 5.9 percent to $39.3 million and $9.9 million or 9.2 percent to $117.0 million, respectively, for the three and nine month periods ended September 30, 2007, compared to $37.1 million and $107.1 million for the same periods in the prior year. Average interest earning assets increased $111.4 million or 5.3 percent to $2,206.4 million and $119.2 million or 5.7 percent to $2,195.1 million, respectively, for the three and nine month periods ended September 30, 2007, compared to $2,095.0 million and $2,075.9 million for the same periods in the prior year. Volume increases in interest bearing deposits, federal funds sold, tax-exempt securities and loans and generally higher interest rates, partially offset by a volume decrease in taxable securities, contributed to the higher interest income in the three and nine month periods ended September 30, 2007 compared to the same periods in the prior year.

Average total securities, excluding average net unrealized losses on available for sale securities, decreased by $79.5 million or 8.4 percent to $862.5 million and by $48.0 million or 5.1 percent to $900.1 million, respectively, for the three and nine month periods ended September 30, 2007, compared to $942.0 million and $948.1 million for the same periods in the prior year. The decreases in average total securities in the three and nine month periods ended September 30, 2007, compared to the same periods in the prior year, was a result of cash flow from maturing securities being utilized to repay certain maturing short-term and long-term borrowings as part of strategies being conducted as a part of the Company’s ongoing asset/liability management. The average yields on securities were higher for the three and nine month periods ended September 30, 2007 compared to the same periods in the prior year. Average tax equivalent basis yields on securities for the three and nine month periods ended September 30, 2007 were 5.31 percent and 5.32 percent, respectively, compared to 5.22 percent and 5.11 percent for the same periods in the prior year. As a result, tax equivalent basis interest income from securities was lower for the three and nine month periods ended September 30, 2007, compared to the same periods in the prior year, due to lower volume, partially offset by higher interest rates.

Average net loans increased $88.2 million or 7.7 percent to $1,230.0 million and $115.0 million or 10.4 percent to $1,223.1 million, respectively, for the three and nine month periods ended September 30, 2007, compared to $1,141.8 million and $1,108.1 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. Average yields on loans were 8.58 percent and 8.54 percent, respectively, for the three and nine month periods ended September 30, 2007 compared to 8.63 percent and 8.43 percent for the same periods in the prior year. As a result, interest income on loans was higher for the three month period ended September 30, 2007, compared to the same period in the prior year, due to higher volume, partially offset by lower interest rates. Interest income on loans was higher for the nine month period ended September 30, 2007, compared to the same period in the prior year, due to higher volume and higher interest rates.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $0.8 million or 7.3 percent to $11.8 million and $6.2 million or 21.0 percent to $35.7 million, respectively, for the three and nine month periods ended September 30, 2007, compared to $11.0 million and $29.6 million for the same periods in the prior year. Average interest bearing liabilities increased $109.9 million or 7.9 percent to $1,501.9 million and $106.9 million or 7.7 percent to $1,495.6 million, respectively, for the three and nine month periods ended September 30, 2007, compared to $1,392.0 million and $1,388.7 million for the same periods in the prior year. The increase in average interest bearing liabilities for the three and nine month periods ended September 30, 2007, compared to the same periods in the prior year, resulted from volume increases in checking with interest, money market deposits and time deposits, partially offset by volume decreases in savings deposits, securities sold under agreements to repurchase, other short-term borrowings and other borrowed funds. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches. Average borrowed funds decreased $117.4 million or 23.9 percent to $373.7 million and $56.2 million or 11.5 percent to $432.7 million for the three and nine month periods ended September 30, 2007, compared to $491.1 million and $488.9 million for the same periods in the prior year. Maturing borrowings were repaid with cash flow from maturing investment securities in a planned reduction conducted as part of the Company’s ongoing asset/liability management. Average interest rates on interest bearing liabilities remained virtually unchanged during the three month period ended September 30, 2007, compared to the same period in the prior year, due to lower average interest rates on borrowed funds, offset by higher average interest rates on deposits. As a result, interest expense was higher for the three month period ended September 30, 2007, compared to the same period in the prior year due primarily to higher volume. Average interest rates on interest bearing liabilities were higher during the nine month period ended September 30, 2007, compared to the same period in the prior year, due to higher average interest rates on deposits, partially offset by lower average interest rates on borrowed funds. As a result, interest expense was higher for the three month period ended September 30, 2007, compared to the same period in the prior year due to higher volume and higher interest rates.

Average non interest bearing demand deposits increased $9.0 million or 1.5 percent to $619.6 million and $15.6 million or 2.6 percent to $613.2 million, respectively, for the three and nine month periods ended September 30, 2007, compared to $610.6 million and $597.6 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income. Funds from increases in both interest bearing and non interest bearing deposits were utilized to reduce borrowings and to fund increases in loans and short term investments.

The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2007 and 2006 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2007	2006	2007	2006

Average interest rate on:
Total average interest earning assets	7.13%	7.08%	7.11%	6.88%
Total average interest bearing liabilities	3.14%	3.15%	3.19%	2.84%
Total interest rate spread	3.99%	3.93%	3.92%	4.04%

Although the interest rate spread improved slightly for the three month period ended September 30, 2007, compared to the same period in the prior year, the interest rate spread decreased for the nine month period ended September 30, 2007, compared to the same period in the prior year. The overall year to date decrease resulted from a greater increase in the average rates on interest bearing liabilities over that of interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and additional future compression in the net interest rate spread may occur.

  Provision for Loan Losses

The Company recorded a provision for loan losses of $0.2 million and $0.5 million for the three month periods ended September 30, 2007 and 2006, respectively. The Company recorded a provision for loan losses of $1.3 million and $1.6 million for the nine month periods ended September 30, 2007 and 2006, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income

Non interest income, excluding net gains on securities available for sale, was $4.0 million for the three month period ended September 30, 2007, an increase of $0.6 million or 19.2 percent from $3.4 million for the same period in the prior year. Non interest income, excluding net losses on available for sale securities, was $11.1 million for the nine month period ended September 30, 2007, an increase of $1.4 million or 11.5 percent from $10.0 million for the same period in the prior year.

•	Service charges for the three month period ended September 30, 2007 were unchanged as compared to the prior period. Service charges for the nine month period ended September 30, 2007 increased $0.1 million or 2.9 percent to $3.5 million from $3.4 million. This increase reflects new fees, a higher level of fees charged and increased activity.

•	Investment advisory fee income for the three and nine month periods ended September 30, 2007 increased 32.8 percent to $2.4 million from $1.8 million and 25.8 percent to $6.5 million from $5.2 million as compared to the prior year periods. The increase was primarily due to increases in assets under management, resulting from net increases in assets from existing customers, addition of new customers and net increases in asset values.

•	Other income for the three and nine month periods ended September 30, 2007 increased 13.4 percent to $423 thousand from $373 thousand and decreased 20.8 percent to $1.1 million from $1.4 million as compared to the prior year periods. The increase was primarily the result of increased rental income. The decrease was primarily the result of decreases in safe deposit income, wire transfer income and miscellaneous non-recurring service fees recorded in the prior year periods.

Gains and losses on sales or redemptions of securities were not significant in either the current or prior year periods.

Non Interest Expense

Non interest expense for the three and nine month periods ended September 30, 2007 increased 16.5 percent to $16.3 million from $14.0 million and 10.8 percent to $48.0 million from $43.3 million in the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, equipment expense, business development expense and other operating expenses partially offset by decreases in FDIC assessment for both the three and nine month period and professional services for the nine month period ended September 30, 2007, as compared to the prior year periods.

Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2007 increased 15.5 percent to $9.4 million from $8.1 million and 13.9 percent to $27.6 million from $24.3 million, as compared to prior year periods. The increase resulted from additional staff to accommodate the growth in loans and deposits, new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

Occupancy expense for the three and nine month periods ended September 30, 2007 increased 14.9 percent to $1.6 million from $1.4 million and 13.4 percent to $4.7 million from $4.2 million in the prior year periods. These increases reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services expense for the three and nine month periods ended September 30, 2007 increased 19.2 percent to $1.2 million from $1.0 million and decreased 3.7 percent to $3.5 million from $3.7 million in the prior year periods. The increase was due to expenses related to a higher audit costs, a document imaging project and executive compensation surveys. The decrease was due to expenses, recorded in the prior periods, related to the acquisition of NYNB partially offset by higher audit costs.

Equipment expense for the three and nine month periods ended September 30, 2007 increased 17.6 percent to $0.8 million from $0.7 million and 11.6 percent to $2.3 million from $2.0 million in the prior year periods. The increases resulted from the implementation of a new telephone system and increased maintenance costs compared to the prior year periods.

Business development expense for the three and nine month periods ended September 30, 2007 increased 21.8 percent to $0.6 million from $0.5 million and 14.5 percent to $1.9 million from $1.6 million in the prior year periods. The increase was due to increased promotion of Bank products, including HVB’s anniversary and costs related to increased participation in public relations events.

The assessment of the FDIC for the three and nine month periods ended September 30, 2007 decreased 47.9 percent to $49,000 from $94,000 and 51.6 percent to $0.1 million from $0.3 million in the prior year. This decrease was primarily due to a reduction of the assessment rate on deposits at NYNB.

Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2007 as compared to the three and nine month periods ended September 30, 2006, were due to the following:

•	Increase of $2,000 (0.7%) and $82,000 (9.2%), respectively, in office supplies due to the opening of new branch facilities

•	Increase of $124,000 (1240.0%) and $93,000 (112.1%), respectively, in other insurance expense resulting from increases in banker’s professional insurance costs and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance programs.

•	Decrease of $10,000 (8.6%) and $99,000 (13.4), respectively, in other loan expenses due to decreases in residential mortgage recording fees and loan collection expenses.

•	Increase of $103,000 (21.8%) and decrease of $259,000 (12.8%), respectively, in outside services costs due to service termination fee related to the acquisition of NYNB recorded in the prior periods partially offset by increased data processing costs in the current periods.

•	Increase of $96,000 (48.2%) and $96,000 (13.2%), respectively, in courier expenses due to an increase in customer utilization and increased fuel costs.

•	Increase of $14,000 (11.3%) and $50,000 (13.4%), respectively, in dues, meetings and seminar expense due to increased participation in such events.

•	Increase of $60,000 (19.2%) and $225,000 (25.5%), respectively, in communications expense due to added voice and data lines associated with the expansion of technology usage and growth in customer and business activity.

Income Taxes

Income taxes of $4.8 million and $13.7 million were recorded in the three and nine month periods ended September 30, 2007, compared to $4.9 million and $13.4 million, respectively, for the same periods in the prior year. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rates were 34.7 percent and 34.5 percent for the three and nine month periods ended September 30, 2007, compared to 35.3 percent and 34.5 percent, respectively, for the same periods in the prior year. The decrease in the overall effective tax rates for the 2007 periods, compared to the prior year periods, resulted from increases in the percentages of income subject to New York State, taxes and a slight reduction in the New York State corporate income tax rate.

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

Financial Condition

  Assets

The Company had total assets of $2,245.2 million at September 30, 2007, a decrease of $46.5 million or 2.0 percent from $2,291.7 million at December 31, 2006.

  Federal Funds Sold

Federal funds sold totaled $40.3 million at September 30, 2007, a increase of $28.4 million from $11.9 million at December 31, 2006. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

Securities and FHLB Stock

The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $13.3 million at September 30, 2007, and were comprised primarily of obligations of municipalities located within the Company’s market area.

Securities totaled $823.5 million at September 30, 2007, a decrease of $94.2 million or 10.3 percent from $917.7 million at December 31, 2006. Securities classified as available for sale, which are recorded at estimated fair value, totaled $788.7 million at September 30, 2007, a decrease of $89.0 million or 10.2 percent from $877.7 million at December 31, 2006. Securities classified as held to maturity, which are recorded at amortized cost, totaled $34.8 million at September 30, 2007, a decrease of $5.1 million or 12.8 percent from $39.9 million at December 31, 2006. The overall decrease in securities is a result of cash flow from maturing securities being utilized to repay certain maturing short-term and long-term borrowings as part of strategies being conducted by the Company’s ongoing asset/liability management. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at September 30, 2007:

		Gross
	Amortized	Unrealized		Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value
	(000’s)

U.S. Treasury and government agencies	$129,838	$73	$1,138	$128,773
Mortgage-backed securities	403,591	261	7,478	396,374
Obligations of states and political subdivisions	207,227	2,437	1,125	208,539
Other debt securities	23,510	41	—	23,551

Total debt securities	764,166	2,812	9,741	757,237
Mutual funds and other equity securities	31,477	591	639	31,429

Total	$795,643	$3,403	$10,380	$788,666

Classified as Held to Maturity
Mortgage-backed securities	$29,698	—	$515	$29,183
Obligations of states and political subdivisions	5,131	$59	—	5,190

Total	$34,829	$59	$515	$34,373

U.S. Treasury and government agency obligations classified as available for sale totaled $128.8 million at September 30, 2007, a decrease of $5.7 million or 4.2 percent from $134.5 million at December 31, 2006. The decrease was due to maturities and calls of $15.8 partially offset by purchases of $8.5 million and other increases of $1.6 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at September 30, 2007 or at December 31, 2006.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $396.4 million at September 30, 2007, a decrease of $75.6 million or 16.0 percent from $472.0 million at December 31, 2006. The decrease was due to maturities and principal paydowns of $85.0 million partially offset by purchases of $7.9 million and other increases of $1.5 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $29.7 million at September 30, 2007, a decrease of $5.1 million or 14.7 percent from $34.8 million at December 31, 2006. The decrease was due to maturities and principal paydowns of $5.1 million. The purchases of available for sale securities consisted of fixed rate mortgage-backed securities with average lives of five years or less at the time of purchase.

Obligations of state and political subdivisions classified as available for sale totaled $208.5 million at September 30, 2007, a decrease of $3.8 million or 1.7 percent from $212.3 million at December 31, 2006. The decrease was due to maturities and calls of $14.0 million and other decreases of $1.6 million partially offset by purchases of $11.8 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both September 30, 2007 and December 31, 2006. The combined available for sale and held to maturity obligations at September 30, 2007 were comprised of approximately 69 percent of New York State political subdivisions and 31 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $23.6 million at September 30, 2007, a decrease of $4.6 million or 16.3 percent from $28.2 million at December 31, 2006. The decrease resulted from maturities and calls of $4.3 million and other decreases of $0.3 million. All other debt securities are classified as available for sale.

Mutual funds and other equity securities totaled $31.4 million at September 30, 2007, an increase of $0.6 million or 1.9 percent from $30.8 million at December 31, 2006. The increase resulted from purchases of $0.8 million partially offset by other decreases of $0.2 million. All mutual funds and other equity securities are classified as available for sale.

The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $11.7 million at September 30, 2007, and $14.0 million at December 31, 2006.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2007 or December 31, 2006. The Company has not invested in mortgage-backed securities secured by sub-prime loans.

Loans

Net loans totaled $1,234.3 million at September 30, 2007, an increase of $29.1 million or 2.4 percent from $1,205.2 million at December 31, 2006. The increase resulted principally from a $52.7 million increase in commercial real estate loans, $15.4 million increase in residential real estate loans a $10.6 million increase in commercial and industrial loans and $3.3 million increase in lease financing partially offset by a $48.1 million decrease in construction loans and a $3.9 million decrease in loans to individuals. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration. Recently, there has been considerable national media attention regarding increases in delinquencies and defaults primarily resulting from “sub-prime” residential mortgage lending. The Company does not generally engage in sub-prime lending, except in occasional circumstances where additional underwriting factors are present which justify extending the loan. The Company does not offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers.

Major classifications of loans at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
	(000’s)

Real Estate:
Commercial	$342,869	$290,185
Construction	204,794	252,941
Residential	304,977	289,553
Commercial and industrial	365,807	355,214
Individuals	24,903	28,777
Lease financing	12,073	8,766

Total	1,254,613	1,225,436
Deferred loan fees, net	(3,190)	(3,409)
Allowance for loan losses	(17,135)	(16,784)

Loans, net	$1,234,288	$1,205,243

The following table summarizes the Company’s non-accrual loans and loans past due 90 days or more and still accruing as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(000’s except percentages)

Non-accrual loans at period end	$8,149	$5,572
Loans past due 90 days or more and still accruing	5,051	3,879
Non performing assets to total assets at period end	0.36%	0.24%

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $799,000 and $474,000 for the nine month period ended September 30, 2007 and the year ended December 31, 2006, respectively. There was no interest income on nonperforming assets included in net income for the three and nine month periods ended September 30, 2007 and the year ended December 31, 2006.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	September 30,	Change During	December 31,
	2007	Period	2006
	(000’s)

Specific component	$799	$(996)	$1,795
Formula component	936	(153)	1,089
Unallocated component	15,400	1,500	13,900

Total allowance	$17,135		$16,784

Net change		351
Net chargeoffs		(939)

Provision amount		$1,290

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

The determination of the unallocated component of the allowance for loan losses is the result of our consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, we do not attempt to quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the determination of the unallocated component for loan losses at September 30, 2007.

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Company’s market area and the steady rise in short-term interest rates which began in the third quarter of 2004, continued throughout 2005 and the first half of 2006. Such conditions have had negative effects on the demand for and value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty or possible slowing economic conditions are part of the determination of the unallocated component of the allowance.

•	Concentration — Construction loans totaled $204.8 million or 16.6 percent of net loans at September 30, 2007. These loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. During the nine months ended September 30, 2007, the number of completed properties and their time on the market has increased and there has been further downward pressure on prices. Further exacerbating the ability to sell newly constructed homes and condominiums is the tightening of credit in the secondary markets for residential borrowers, particularly sub-prime borrowers and, recently, jumbo loan borrowers. Therefore, the borrowers’ ability to pay and collateral values may be negatively impacted. Such concentration and the associated increase in various risk factors are not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — The dollar amount of nonperforming loans increased to $8.1 million or 0.65 percent of total loans at September 30, 2007, compared to $5.6 million or 0.45 percent of total loans at December 31, 2006. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, an increase in the inventory of new residential construction and its time on the market and recent indications of a decline in real estate values in the Company’s primary market area may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impacted the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	Loan Participations — We expanded the number of banks from which we will purchase loan participations, particularly outside our primary market area. While we review each loan, we greatly rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component of the allowance.

As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $1.5 million increase in the unallocated component of the allowance to $15.4 million reflects our best estimate of probable losses which have been incurred as of September 30, 2007.

  Deposits

Deposits totaled $1,728.2 million at September 30, 2007, an increase of $101.8 million or 6.3 percent from $1,626.4 million at December 31, 2006. The following table presents a summary of deposits at September 30, 2007 and December 31, 2006:

	(000’s)
	September 30,	December 31,
	2007	2006	Increase (Decrease)

Demand deposits	$591,268	$644,447	$(53,179)
Money market accounts	600,006	417,089	182,917
Savings accounts	92,010	95,741	(3,731)
Time deposits of $100,000 or more	217,831	197,794	20,037
Time deposits of less than $100,000	60,792	112,089	(51,297)
Checking with interest	166,305	159,281	7,024

Total Deposits	$1,728,212	$1,626,441	$101,771

The increase in deposits resulted from the new account relationships, increased account activity as well as increases in deposits associated with real estate activity partially offset by seasonal decreases in certain accounts consistent with activity experienced by the Company in prior years.

Borrowings

Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk. Total borrowings were $300.0 million at September 30, 2007, a decrease of $156.6 million or 34.3 percent from $456.6 million at December 31, 2006. The overall decrease resulted primarily from a $38.5 million decrease in FHLB term borrowings, a $117.4 million decrease in short-term repurchase agreements with brokers and a $13.9 million decrease in other short-term borrowings, partially offset by a $13.2 million increase in short-term repurchase agreements with customers. The decreases in FHLB term borrowings and short-term repurchase agreements with brokers are primarily the result of a planned reduction of certain maturing borrowings being conducted as part of the Company’s ongoing asset/liability management.

Stockholders’ Equity

Stockholders’ equity totaled $192.3 million at September 30, 2007, an increase of 6.7 million or 3.6 percent from $185.6 million at December 31, 2006. Increases in stockholders’ equity resulted from net income of $25.8 million for the nine month period ended September 30, 2007, and $2.9 million proceeds from stock options exercised. Decreases in stockholders’ equity resulted from $13.3 million cash dividends paid on common stock and, $9.2 million purchases of treasury stock and a $0.2 million decrease in accumulated comprehensive income, principally as a result of a decrease in the net unrealized value of securities available for sale.

The Company’s and the Banks’ capital ratios at September 30, 2007 and December 31, 2006 are as follows:

			Minimum for
	September 30,	December 31,	Capital Adequacy
	2007	2006	Purposes

Leverage ratio:
Company	7.8	7.8%	4.0%
HVB	7.9	7.8	4.0
NYNB	6.8	7.0	4.0
Tier 1 capital:
Company	12.8	12.3%	4.0%
HVB	12.9	12.3	4.0
NYNB	11.8	12.5	4.0
Total capital:
Company	14.0	13.5%	8.0%
HVB	14.1	13.5	8.0
NYNB	13.0	13.7	8.0

The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at September 30, 2007.

Liquidity

The Company’s liquid assets, at September 30, 2007, include cash and due from banks of $52.1 million and Federal funds sold of $40.3 million. Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $202.7 million at September 30, 2007. This represented 24.4 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $303.2 million, or 24.2 percent of loans at September 30, 2007, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

HVB and NYNB are members of the FHLB. HVB has a borrowing capacity of up to $200 million under two lines of credit at September 30, 2007, at various terms secured by FHLB stock owned and to be purchased and certain other assets of HVB. HVB had nothing outstanding under these lines from the FHLB at September 30, 2007. NYNB had a borrowing capacity of up to $26 million under a line of credit from the FHLB at June 30, 2007. There was nothing outstanding under this line at September 30, 2007. The Company’s short-term borrowings included $89.1 million under securities sold under agreements to repurchase at September 30, 2007, and had securities totaling $300.0 million at September 30, 2007 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, HVB has agreements with two investment firms to borrow up to $381 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $85 million. There was nothing outstanding under these agreements at September 30, 2007. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, these borrowings must be collateralized by U.S. Treasury and government agency securities.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2007. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2006 were previously reported in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2007 compared to December 31, 2006.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2007. The Company had no derivative financial instruments in place at September 30, 2007.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2007 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing moderately if interest rates fall, considering a continuation of the current flat yield curve. A change in the shape or steepness of the yield curve will impact our market risk to changes in interest rates.

The Company also prepares a static gap analysis which, at September 30, 2007, shows a positive cumulative static gap of $25.3 million in the one year time frame.

The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2007.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	September 30,
Gradual Change in Interest Rates	2007	Policy Limit

+200 basis points	0.6%	(5.0)%
–200 basis points	(2.6)%	(5.0)%

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended September 30, 2007, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2006 Annual Report on Form 10-K under “Risk Factors”. There has been no material change in such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2007, the Company sold 5,412 shares of its common stock to existing common shareholders for $231,363 in cash in transactions that did not involve a public offering. These shares were sold to certain directors of the Company under a program where directors may elect to receive a portion of their director’s fees in common stock in lieu of cash. In conducting the sales, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The proceeds from the sales were used for general corporate purposes.

The following table sets forth information with respect to purchases made by the Company of its common stock during the three month period ended September 30, 2007.

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

July 1, 2007 — July 31, 2007(1)	5,568	$56.00	5,568	—
August 1, 2007 — August 28, 2007(1)	22,716	$56.00	22,716	—
August 29, 2007 — August 31, 2007(2)	78	$56.75	78
September 1, 2007 — September 30, 2007(2)	5,906	$56.75	5,906	244,094

Total	34,190	$56.13	34,190

(1)	In May 2007, the Company announced that the Board of Directors had approved a share repurchase which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $56.00 per share. This offer expired on August 28, 2007.

(2)	In August 2007, the Company announced that the Board of Directors had approved a share repurchase program, which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $56.75 per share. This offer expires on December 7, 2007.

Item 6.  Exhibits

(A) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp. (filed herewith)

3.2	By-Laws of Hudson Valley Holding Corp.(1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

November 9, 2007