Form 10-K
period 2007-12-31
HUDSON VALLEY HOLDING CORP
filed 2008-03-14
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Name of
each exchange
on which
Title of each Class	registered

Common Stock, ($0.20 par value per share)	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

Outstanding at
March 3,
Class	2008

Common Stock ($0.20 par value)	9,876,202 Shares

The aggregate market value on June 30, 2007 of voting stock held by non-affiliates of the Registrant was approximately $322,664,000.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference in Part III of this report and will be filed no later than 120 days from December 31, 2007.

FORM 10-K

PART I

ITEM 1 — BUSINESS

General

Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank, N.A(“HVB”), a national banking association headquartered in Westchester County, New York and New York National Bank (“NYNB”), a national baking association headquartered in Bronx County, New York (together with HVB, “the Banks”). See “Item 1 — Business — Our Market Area” for discussion on our banking charters. HVB is the successor to Hudson Valley Bank, a New York State bank originally established in 1982. NYNB is a national banking association which the Company acquired effective January 1, 2006. For the period from January 1, 2006 to November 19, 2007 NYNB was operated as a New York State bank. HVB has 17 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York and 1 in Fairfield County, Connecticut. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York.

The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income. ARS has offices at 500 Fifth Avenue in Manhattan, New York.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements refer to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or the banking industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. For a discussion of some factors that could adversely effect our future performance, see “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.”

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

Employees

At December 31, 2007, we employed 431 full-time employees and 40 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

Our Market Area

Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2006 census data, was $75,472. The County’s 2006 per capita income of $43,780 placed Westchester County among the highest of the nation’s counties. In 2007, the County’s unemployment rate was 3.7 percent, as compared to New York State at 4.7 percent and the United States at 4.8 percent. The County has over 100,000 businesses, which form a large portion of our current and potential customer base. We continue to evaluate expansion opportunities in Westchester County.

New York City, which borders Westchester County, is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. According to the 2006 census data, the median household income in the city was $46,480, while the per capita income was $27,420. This places New York City in the top ranks of cities across the United States. The city also has a vibrant and diverse business community with more than 106,000 businesses and professional service firms. New York City is comprised of five counties or boroughs: Bronx, Kings (Brooklyn), New York (Manhattan), Queens and Richmond (Staten Island).

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

We expanded into Rockland County, New York, by opening a full service branch in New City, New York in February 2007. Rockland County, New York, a suburban county, borders Westchester County, New York to the west. The County’s 2005 per capita income was $43,751. In 2007, the County’s unemployment rate was 3.8 percent. We believe the County offers attractive opportunities for us to develop new customers within our niche markets of businesses, professionals and not-for-profit organizations.

We expanded our branch network into Fairfield County, Connecticut by opening a full-service branch in, Stamford, Connecticut in December 2007. Fairfield County, Connecticut, a suburban county, borders Westchester County, New York to the east. The County’s 2006 per capita income was $45,805. In 2007, the County’s unemployment rate was 3.9%. Fairfield County has very similar attributes to Westchester County, New York, where we have had success in attracting and retaining customers. We expect to apply for regulatory approval to expand further into Fairfield County.

Competition

The banking and financial services business in our market area is highly competitive. There are approximately 150 banking institutions with 2,510 branch banking offices in our Westchester County, Rockland County, Fairfield County, Connecticut and New York City market area. These banking institutions had deposits of approximately $542 billion as of June 30, 2007 according to Federal Deposit Insurance Corporation (“FDIC”) data. Our branches compete with local offices of large New York City commercial banks due to their proximity to and location within New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with us for both loans and deposits. We are smaller in size than most of our competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

During the past five years, we have focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of our products and services continues to be businesses, professionals, not-for-profit organizations and municipalities. We have expanded our market from Westchester County to include sections of New York City, Rockland County and Fairfield County, Connecticut. We have opened eight new facilities during the past five years, one in White Plains, Westchester County, one in Mamaronek, Westchester County, three in Manhattan, New York, one in Queens County, New York, one in Bronx County, New York and one in New City, Rockland County. We anticipate opening at least four additional facilities during 2008. We expect to continue to open additional facilities in the future. We have invested in technology based products and services to meet customer needs. In addition, we have expanded products and services in our deposit gathering and lending programs, and our offering of investment management and trust services. As a result, we have approximately doubled our total assets during this five year period.

Lending

We engage in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2007, gross loans totaled $1,310.6 million. Gross loans were comprised of the following loan types:

Real estate	68.0%
Commercial and industrial	28.7
Individuals	2.3
Lease financing	1.0

Total	100.0%

At December 31, 2007, HVB’s unsecured lending limit to one borrower under applicable regulations was approximately $28.5 million and NYNB’s unsecured lending limit to one borrower under applicable regulations was approximately $1.7 million.

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

We set deposit rates to remain generally competitive with other financial institutions in our market, although we do not generally seek to match the highest rates paid by competing institutions. We have established a process to review interest rates on all deposit products and, based upon this process, update our deposit rates weekly. This process also established a procedure to set deposit interest rates on a relationship basis and to periodically review these deposit rates. Our Asset/Liability Management Policy and our Liquidity Policy set guidelines to manage overall interest rate risk and liquidity. These guidelines can affect the rates paid on deposits. Deposit rates are reviewed under these policies periodically since deposits are our primary source of liquidity.

We offer deposit pick up services for certain business customers. We have 21 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

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

Supervision and Regulation

Banks and bank holding companies are extensively regulated under both federal and state law. We have set forth below brief summaries of various aspects of the supervision and regulation of the Banks. These summaries do not purport to be complete and are qualified in their entirety by reference to applicable laws, rules and regulations.

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

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from HVB or NYNB. Federal bank regulatory agencies also have the authority to limit further HVB’s or NYNB’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2007, HVB could have declared additional dividends of approximately $20.4 million to the Company without prior regulatory approval. Under applicable banking statutes, NYNB could not have declared dividends to the Company at December 31, 2007.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for the Banks described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 10 to the Consolidated Financial Statements. The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB, and NYNB each exceeded all current regulatory capital requirements to be considered in the “well capitalized” category at December 31, 2007. Management intends to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

Regulation of Bank Subsidiaries

The Banks are both subject to the supervision of, and to regular examination by, the Office of the Comptroller of the Currency (“OCC”). Various laws and the regulations thereunder applicable to the Company and the Banks impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Dividend Limitations

The Company is a legal entity separate and distinct from its subsidiaries. The Company’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Banks. The Banks’ dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit the Banks from paying dividends or otherwise supplying funds to the Company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Under applicable banking statutes, at December 31, 2007, HVB could have declared additional dividends of approximately $20.4 million to the Company without prior regulatory approval. Under applicable banking statutes, NYNB could not have declared dividends to the Company at December 31, 2007.

Capital Standards

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

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than

4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies.

In addition, significant provisions of FDICIA required federal banking regulators to impose standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

FIRREA

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. These provisions have commonly been referred to as FIRREA’s “cross guarantee” provisions. Further, under FIRREA, the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities.

FIRREA also imposes certain independent appraisal requirements upon a bank’s real estate lending activities and further imposes certain loan-to-value restrictions on a bank’s real estate lending activities. The bank regulators have promulgated regulations in these areas.

Loans to Related Parties

The Banks’ authority to extend credit to its directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks’ capital. In addition, extensions of credit in excess of certain limits must be approved by the Banks’ Board of Directors. Under the Sarbanes-Oxley Act, the Company and its subsidiaries, other than the Banks, may not extend or arrange for any personal loans to its directors and executive officers.

In connection with the acquisition of New York National Bank, we have agreed with our regulators to maintain NYNB as “well capitalized” under the regulatory framework for prompt corrective action.

See Note 10 to the Consolidated Financial Statements.

  Community Reinvestment Act and Fair Lending Developments

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Banks have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution’s CRA rating and require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in May 2007, HVB received a rating of “Satisfactory.” As of its latest CRA examination in November 2006, NYNB received a rating of “Satisfactory.”

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

We are subject to regulation by several government agencies, including the FRB, the FDIC, and the OCC. Changes in governmental economic and monetary policy not only can affect our ability to attract deposits and make loans, but can also affect the demand for business and personal lending and for real estate mortgages.

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

Currently, we believe that our income would be minimally changed in the twelve months following December 31, 2007 due to changes in the interest rate environment. However, conditions such as a flat or inverted yield curve could have an adverse effect on our net interest income by decreasing the spread between the rates earned on assets and paid on liabilities. Changes in interest rates also affect the volume of loans we originate, as well as the value of our loans and other interest-earning assets, including investment securities.

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

Approximately 84.7% of the loans held by the Banks as of December 31, 2007 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. We currently do not own any property acquired on foreclosure. However, we have in the past and may in the future acquire properties through foreclosure on loans in default. Under federal and state environmental laws, we could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties we acquire on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean up costs under federal or state environmental laws.

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

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 84.7% as of December 31, 2007) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our principal executive offices, including administrative and operating departments, are located at 21 Scarsdale Road, Yonkers, New York, in premises we own. HVB’s main branch is located at 1055 Summer Street, Stamford, Connecticut, in premises we lease. NYNB’s main branch is located at 369 East 149th Street, Bronx, New York in premises that we own.

We operate 17 branches in Westchester County, New York. We own the following seven branches: 37 East Main Street, Elmsford, New York; 61 South Broadway, Yonkers, New York; 150 Lake Avenue, Yonkers, New York; 865 McLean Avenue, Yonkers, New York; 512 South Broadway, Yonkers, New York; 21 Scarsdale Road, Yonkers, New York; and 664 Main Street, Mount Kisco, New York. We lease the following branches: 35 East Grassy Sprain Road Yonkers, New York; 403 East Sandford Boulevard, Mount Vernon, New York; 1835 East Main Street, Peekskill, New York; 500 Westchester Avenue, Port Chester, New York; 233 Marble Avenue, Thornwood, New York; 328 Central Avenue, White Plains, New York, Five Huguenot Street, New Rochelle, New York, 40 Church Street, White Plains, New York, 875 Mamaroneck Avenue, Mamaroneck, New York and 399 Knollwood Road, White Plains, New York.

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

A. R. Schmeidler & Co., Inc is located at 500 Fifth Avenue, New York, New York in leased premises.

We currently operate 21 ATM machines, 19 of which are located in the Banks’ facilities. Two ATMs are located at off-site locations: St. Joseph’s Hospital, Yonkers, and Concordia College, Bronxville, New York.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Hudson Valley Holding Corp. during the fourth quarter of 2007.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was held of record as of March 3, 2008 by approximately 1,039 shareholders. Our common stock trades on a limited and sporadic basis in the over-the-counter market under the symbol “HUVL”. We have historically purchased shares of common stock from shareholders at a price we believe to be the fair market value at the time. Some of these purchases are made pursuant to Stock Restriction Agreements which give us a right of first refusal if the shareholder wishes to sell his or her shares. The majority of transactions in our common stock are sales to the Company or private transactions. There can be no assurance that we will purchase any additional stock in the future.

The table below sets forth the high and the low prices per share at which we purchased shares of our common stock from shareholders in 2007 and 2006. The price per share has been adjusted to reflect the 10 percent stock dividends to shareholders in December 2007 and 2006.

	2007		2006
	High	Low	High	Low

First Quarter	$53.79	$38.86	$42.36	$34.71
Second Quarter	50.91	39.77	47.93	35.33
Third Quarter	51.59	50.91	47.31	37.60
Fourth Quarter	52.00	51.59	50.00	36.84

The foregoing prices were not subject to retail markup, markdown or commission.

In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows. In 2007, $0.45 per share to shareholders of record on February 9, May 4, August 10 and November 9. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2007 and 2006. In 2006, $0.39 per share to shareholders of record on February 10; $0.40 per share to shareholders of record May 5, August 4 and November 10.

Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 9, 2007 and December 9, 2006.

Effective December 10, 2007, the Board of Directors of the Company adjusted the price at which the Company would repurchase shares to $52.00 per share, taking into consideration the 10 percent stock dividend issued to shareholders in December 2007. This offer was limited to 250,000 shares and expired February 26, 2008, at which time the Company offered to repurchase up to 250,000 shares at a price of $52.75 per share. This offer expires May 27, 2008.

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

On November 13, 2007, the Company sold 118 shares of its common stock to 2 directors of New York National Bank for $6,697 in cash in transactions that did not involve a public offering. The shares were sold in conjunction with the appointment of the 2 directors. On December 4, 2007, the Company sold 28,283 shares of its common stock as part of the A.R. Schmeidler & Co., Inc acquisition agreement for $1,605,060 in cash in transactions that did not involve a public offering. In conducting the sales, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. The proceeds from the sales were used for general corporate purposes.

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2007.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May
			Part of	Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs(2)

October 2007(1)	5,553	$56.75	5,553

November 2007(1)	3,565	56.75	3,565

December 1 - December 8, 2007(1)	2,869	56.75	2,869
December 9 - December 31, 2007(2)	5,130	52.00	5,130

Total December 2007	7,999	55.33	7,999	244,870

Total	17,117	56.08	17,117	244,870

(1)	In August 2007, the Company announced that the Board of Directors had approved a share repurchase program, effective August 30, 2007, which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $56.75 per share. This offer expired on December 7, 2007.

(2)	In November 2007, the Company announced that the Board of Directors had approved a share repurchase program, effective December 10, 2007, which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $52.00 per share. This offer expired on February 26, 2008.

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

Dividends from HVB are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which HVB and NYNB can pay dividends or otherwise transfer funds to the Company. Federal bank regulatory agencies also have the authority to limit further the Banks’ payment of dividends based on such factors as the maintenance of adequate capital for each Bank, which could reduce the amount of dividends otherwise payable. We paid a cash dividend to our shareholders of $1.80 per share in 2007, and $1.59 per share in 2006 (adjusted for subsequent stock dividends). Under applicable banking statutes, at December 31, 2007, HVB could have declared dividends of approximately $20.4 million to the Company without prior regulatory approval. Under applicable banking statutes, NYNB could not have declared dividends to the Company at December 31, 2007. No assurance can be given that the Banks will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to shareholders.

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

Stockholder Return Performance Graph

The following graph compares the Company’s total stockholder return for the years 2003, 2004, 2005, 2006 and 2007 based on prices as reported on the over-the-counter bulletin board with (1) the Russell 2000 and (2) the SNL $1 billion to $5 billion Bank Index.

Total Return Performance

	Period Ending
Total Return Index for:	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Hudson Valley Holding Corp.	100.00	180.71	178.59	158.96	171.34	216.99

Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

The graph assumes $100 was invested on December 31, 2002 and dividends were reinvested. Returns are market-capitalization weighted.

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2007, 2006, 2005 and 2004. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(000’s except share data)

Operating Results:
Total interest income	$150,367	$141,157	$110,364	$88,432	$76,520
Total interest expense	46,299	41,600	25,306	16,795	15,444

Net interest income	104,068	99,557	85,058	71,637	61,076
Provision for loan losses	1,470	2,130	2,059	473	437
Income before income taxes	52,742	52,094	46,983	40,970	35,962
Net income	34,483	34,059	30,945	27,540	24,207
Basic earnings per common share	3.52	3.46	3.15	2.83	2.53
Diluted earning per common share	3.39	3.35	3.04	2.77	2.47
Weighted average shares outstanding	9,789,018	9,847,917	9,822,647	9,732,197	9,564,416
Diluted weighted average share outstanding	10,181,512	10,164,306	10,170,674	9,927,759	9,783,462
Cash dividends per common share	1.80	1.59	1.39	1.18	0.99

	December 31,
	2007	2006	2005	2004	2003

Financial position:
Securities	$780,251	$917,660	$883,992	$875,120	$861,410
Loans, net	1,289,641	1,205,243	1,009,819	862,496	707,104
Total assets	2,330,748	2,291,734	2,032,721	1,840,874	1,669,513
Deposits	1,812,542	1,626,441	1,407,996	1,235,341	1,124,900
Borrowings	286,941	456,559	435,212	427,593	386,400
Stockholders’ equity	203,687	185,566	169,789	159,662	142,361

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

	December 31,
	2007	2006	2005	2004	2003

Earnings Ratios
Net income as a percentage of:
Average earning assets	1.59%	1.64%	1.67%	1.63%	1.60%
Average total assets	1.49	1.54	1.58	1.55	1.53
Average total stockholders’ equity	18.03	19.40	18.77	18.33	17.55
Adjusted average total stockholders equity(1)	17.61	18.57	18.54	18.55	18.51
Capital Ratios
Average total stockholders’ equity to average total assets	8.27%	7.95%	8.44%	8.48%	8.70%
Average net loans as a multiple of average total stockholders’ equity	6.45	6.44	5.63	5.20	4.80
Leverage capital	8.31	7.74	8.30	8.17	8.43
Tier 1 capital (to risk weighted assets)	12.61	12.32	13.82	14.46	15.63
Total risk-based capital (to risk weighted assets)	13.77	13.49	14.94	15.59	16.88
Other
Allowance of loan losses as a percentage of year-end loans	1.33%	1.37%	1.32%	1.35%	1.59%
Loans (net) as a percentage of year-end total assets	55.33	52.59	49.68	46.85	42.35
Loans (net) as a percentage of year-end total deposits	71.15	74.10	71.72	69.82	62.86
Securities as a percentage of year-end total assets	32.03	40.04	41.02	47.54	51.60
Average interest earning assets as a percentage of average interest bearing liabilities	146.83	148.34	153.96	155.28	154.39
Dividends per share as a percentage of diluted earnings per share	51.52	47.70	45.40	42.62	39.71

(1)	Adjusted average stockholders’ equity excludes unrealized losses, net of tax, of $4,521, $7,846, and $2,108 in 2007, 2006 and 2005, respectively, and unrealized gains, net of tax, of $1,706 and $7,143 in 2004 and 2003, respectively, on securities available for sale. Management believes this alternate presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. As noted in the Company’s Proxy Statement, which is incorporated herein by reference, net income as a percentage of adjusted average stockholders’ equity is one of several factors utilized by management to determine total compensation.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2007 and 2006, and consolidated results of operations for each of the three years in the period ended December 31, 2007. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, N.A. and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”) and New York National Bank and it’s subsidiary, 369 East 149th Street Corp. (collectively “NYNB”). NYNB was acquired by the Company effective January 1, 2006. Pro-forma effects of this acquisition on periods prior to 2006 are not presented herein as NYNB is not deemed a “significant subsidiary” as defined by Regulation S-X of the Securities and Exchange Commission. As further discussed in Note 17 to the Consolidated Financial Statements included elsewhere herein, previously issued Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 contained errors resulting primarily from the misclassification of changes in bank owned life insurance, goodwill and intangible assets as operating cash flows rather than investing activities. This discussion and analysis has been revised for the effects of the restatement. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

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

Net income for 2007 was $34.5 million or $3.39 per diluted share, an increase of $0.4 million or 1.2 percent compared to $34.1 million or $3.35 per diluted share in 2006. The Company achieved moderate growth in both of its core businesses, loans and deposits, during the year ended December 31, 2007, primarily as a result of the addition of new customers and additional loans to existing customers, partially offset by declines in certain deposit and loan balances related to a slowdown in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. In addition, the Company continued to increase its fee based revenue, primarily through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at December 31, 2007 had approximately $1.3 billion in assets under management as compared to approximately $1.0 billion at December 31, 2006.

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

Short-term interest rates, which rose gradually in 2005 and into the second quarter of 2006, remained virtually unchanged from September, 2006 through the first half of September 2007. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, was not accompanied with similar increases in longer term interest rates resulting in a flattening and eventual inversion of the yield curve. The persistence of this condition throughout the second half of 2006 and the first three quarters of 2007 had put downward pressure on the Company’s net interest income as liabilities continued to reprice at higher rates and maturing longer term assets repriced at similar or only slightly higher rates. The 225 basis point reduction of short-term interest rates from September 2007 through January 2008 has resulted in some improvement in the yield curve however, despite the improvement in the shape of the yield curve, the Company expects continued downward pressure on net interest income for the near future.

As a result of the effects of interest rates, growth in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $4.5 million or 4.3 percent to $109.0 million in 2007, compared to $104.5 million in 2006. The effect of the adjustment to a tax equivalent basis was $4.9 million 2007 and $5.0 million in 2006.

Non interest income, excluding securities net gains and losses, was $15.4 million for 2007, an increase of $2.1 million or 15.8 percent compared to $13.3 million in 2006. The increase was primarily due to growth in the investment advisory fees of A.R. Schmeidler & Co., Inc. and deposit activity and other service fees, partially offset by a decrease in other income.

Non interest expense for 2007 was $64.7 million, an increase of $6.3 million or 10.8 percent compared to $58.4 million in 2006. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in both loans and deposits and the expansion of services and products available to new and existing customers, partially offset by efficiencies gained by the integration of systems and support services of NYNB.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at December 31, 2007 reflects moderate near term interest rate risk with the Company’s net interest income increasing slightly if rates rise and decreasing moderately if rates fall.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.

The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Company, HVB and NYNB each exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at December 31, 2007. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2007 and 2006. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examination.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2007 did not indicate impairment of its goodwill or identified intangible assets.

Bank Owned Life Insurance — The Company has purchased life insurance policies on certain key executives. In accordance with Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance) (“EITF No. 06-5”), bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded bank owned life insurance at its cash surrender value.

Retirement Plans — Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Supplemental retirement plan expense allocates the benefits over years of service.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2007

Summary of Results

The Company reported net income of $34.5 million in 2007, an increase of $0.4 million or 1.2 percent compared to $34.1 million in 2006, which increased $3.2 million or 10.4 percent compared to $30.9 million in 2005. The slight increase in 2007 net income, compared to 2006, reflects higher net interest income, higher non interest income and a lower provision for loan losses, partially offset by higher non interest expense, higher realized net losses on securities available for sale and a slightly higher effective tax rate. Realized losses on securities transactions for 2007 include a $0.6 million pretax adjustment for other than temporary impairment related to the Company’s investment in a mutual fund. The increase in 2006 net income, compared to 2005, reflected higher net interest income, higher non interest income and lower net losses on securities transactions, partially offset by higher non interest expense, a higher provision for loan losses and a higher effective tax rate.

Diluted earnings per share were $3.39 in 2007, an increase of $0.04 or 1.2 percent compared to $3.35 in 2006, which increased $0.31 or 10.2 percent compared to $3.04 in 2005. These increases reflect the higher net income in 2007 and 2006 compared to their respective prior years. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December, 2007. Returns on average equity, excluding the effects of net unrealized gains and losses on securities available for sale, were 17.6 percent in 2007, compared to 18.6 percent in 2006 and 18.5 percent in 2005. Returns on average assets, excluding the effects of net unrealized gains and losses on securities available for sale, were 1.5 percent in 2007, compared to 1.5 percent in 2006 and 1.6 percent in 2005.

Net interest income for 2007 was $104.1 million, a slight increase of $4.5 million or 4.5 percent compared to $99.6 million in 2006, which increased $14.5 million or 17.0 percent compared to $85.1 million in 2005. The 2007 increase over 2006 was primarily due to $86.7 million growth in the average balance of interest earning assets which was slightly in excess of the $77.3 million growth in the average balance of interest bearing liabilities. The 2006 increase over 2005 was primarily due to $235.4 million growth in the average balance of interest earning assets which was in excess of the $197.8 million growth in the average balance of interest bearing liabilities and an increase in the tax equivalent basis net interest margin to 4.99% from 4.83%. The tax equivalent basis net interest margin was 4.99% in both 2007 and 2006.

The 2007 tax equivalent basis net interest margin remained unchanged, compared to the prior year, primarily as a result of a slight increase in the excess of interest earning assets over interest bearing liabilities offset by a slight reduction in the incremental spread between interest earning assets and interest bearing liabilities. The 2007 increase in the average balance of interest earning assets reflected growth in loans and short-term funds, partially offset by a planned reduction in investments. The 2007 increase in interest bearing liabilities reflected growth in deposits, partially offset by a planned reduction in short-term and other borrowed funds conducted as part of the Company’s ongoing asset/liability management efforts. The 2006 increase in the tax equivalent basis net interest margin, compared to the prior year, resulted primarily from the effects of the growth in loans, the Company’s highest yielding asset, as a percentage of interest earning assets, and the overall positive effect of increase in short-term interest rates on average net interest earning assets. The 2006 increase in the average balance of interest earning assets reflected growth in loans and investments, partially offset by a decrease in short-term funds. The 2006 increases in interest earning assets were funded by deposit growth and short-term borrowings.

Non interest income, excluding net realized losses on securities available for sale, increased $2.1 million or 15.8 percent to $15.4 million in 2007 compared to $13.3 million in 2006, which increased $3.8 million or 40.0 percent compared to $9.5 million in 2005. The increases in 2007 and 2006, compared to their respective prior year periods, were primarily due to increases in investment advisory fees of A.R. Schmeidler & Co., Inc. and also reflect growth in deposit activity and other service fees and increases in scheduled fees. The Company’s 2006 acquisition of NYNB contributed $1.5 million to non interest income for both 2007 and 2006. Sales and calls of securities available for sale resulted in net gains of $0.1 million in 2007 and losses of $0.2 million and $1.2 million in 2006 and 2005, respectively. The sales were conducted as part of the Company’s ongoing asset/liability management process. Net realized losses on securities available for sale for 2007 include a $0.6 million adjustment for other than temporary impairment related to the Company’s investment in a mutual fund.

Non interest expenses increased $6.3 million or 10.8 percent to $64.7 million in 2007 compared to $58.4 million in 2006, which increased $14.1 million or 31.8 percent compared to $44.3 million in 2005. These increases reflect the overall growth of the Company, including the 2006 acquisition of NYNB, and resulted from higher amounts in employee salaries and benefits, occupancy and equipment expense and other expenses resulting from the Company’s continuing growth and investments in people, technology, products and branch facilities. The acquisition of NYNB added $6.1 million and $7.3 million of non interest expenses for 2007 and 2006, respectively. The effective tax rate in 2007 increased slightly to 34.7 percent, compared to 34.6 percent in 2006, which increased slightly compared to 34.1 percent in 2005. The 2007 and 2006 increases, compared to their respective prior year periods, were primarily as a result of increases in the percentage of the Company’s income subject to Federal, New York State, and particularly New York City taxes, reflecting the Company’s growth in the New York City markets. The 2007 increase was partially offset by a slight decrease in the New York State corporate tax rate.

The Company’s total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8.0 percent, as the total ratio equaled 13.8 percent and 13.5 percent at December 31, 2007 and 2006, respectively. The Company’s leverage capital ratio was 8.3 percent and 7.7 percent at December 31, 2007 and 2006, respectively.

Average Balances and Interest Rates

The following table sets forth the daily average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2007, 2006 and 2005.

	(000’s except percentages)
	Year ended December 31,
	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

ASSETS
Interest earning assets:
Deposits in banks	$10,537	$527	5.00%	$4,749	$205	4.32%	$2,992	$129	4.31%
Federal funds sold	58,603	2,938	5.01	12,669	600	4.74	23,907	841	3.52
Securities:(1)
Taxable	665,761	32,868	4.94	733,062	34,591	4.72	703,359	28,377	4.03
Exempt from federal income taxes	214,093	14,022	6.55	213,885	14,206	6.64	201,188	13,612	6.77
Loans, net(2)	1,233,360	104,920	8.51	1,131,300	96,527	8.53	928,866	72,169	7.77

Total interest earning assets	2,182,354	155,275	7.12	2,095,665	146,129	6.97	1,860,312	115,128	6.19

Non interest earning assets:
Cash and due from banks	51,887			46,836			42,706
Other assets	85,390			78,093			53,500

Total non interest earning assets	137,277			124,929			96,206

Total assets	$2,319,631			$2,220,594			$1,956,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$560,325	$15,052	2.69%	$431,628	$8,950	2.07%	$384,214	$4,115	1.07%
Savings	93,223	775	0.83	97,567	675	0.69	74,317	386	0.52
Time	276,908	10,787	3.90	246,538	8,181	3.32	188,460	3,907	2.07
Checking with interest	153,446	1,545	1.01	134,874	1,053	0.78	125,934	462	0.37
Securities sold under repurchase agreements and other short-term borrowings	167,255	7,809	4.67	234,959	11,149	4.75	170,072	4,909	2.89
Other borrowings	230,014	10,331	4.49	258,308	11,592	4.49	263,108	11,527	4.38

Total interest bearing liabilities	1,481,171	46,299	3.13	1,403,874	41,600	2.96	1,206,105	25,306	2.10

Non interest bearing liabilities:
Demand deposits	612,346			601,983			562,533
Other liabilities	30,292			31,347			20,927

Total non interest bearing liabilities	642,638			633,330			583,460

Stockholders’ equity(1)	195,822			183,390			166,953

Total liabilities and stockholders’ equity(1)	$2,319,631			$2,220,594			$1,956,518

Net interest earnings		$108,976			$104,529			$89,822

Net yield on interest earning assets			4.99%			4.99%			4.83%

(1)	Excludes unrealized gains and losses on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effect of adjustment to a tax equivalent basis was $4,908, $4,972 and $4,764 for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2007 and 2006, and the years ended December 31, 2006 and 2005, on a tax equivalent basis.

	(000’s)
	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in banks	$250	$72	$322	$76	—	$76
Federal funds sold	2,175	163	2,338	(395)	$154	(241)
Securities:
Taxable	(3,176)	1,453	(1,723)	1,198	5,016	6,214
Exempt from federal income taxes	14	(198)	(184)	859	(265)	594
Loans, net	8,708	(315)	8,393	15,728	8,630	24,358

Total interest income	7,971	1,175	9,146	17,466	13,535	31,001

Interest expense:
Deposits:
Money market	2,669	3,433	6,102	508	4,327	4,835
Savings	(30)	130	100	121	168	289
Time	1,008	1,598	2,606	1,204	3,070	4,274
Checking with interest	145	347	492	33	558	591
Securities sold under repurchase agreements and other short-term borrowings	(3,213)	(127)	(3,340)	1,873	4,367	6,240
Other borrowings	(1,270)	9	(1,261)	(210)	275	65

Total interest expense	(691)	5,390	4,699	3,529	12,765	16,294

Increase in interest differential	$8,662	$(4,215)	$4,447	$13,937	$770	$14,707

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. After an extended period of declining interest rates from 2001 through the first half of 2004, interest rates, particularly short-term interest rates, rose gradually from the second half of 2004 through the first half of 2006 and then remained virtually unchanged until late September 2007. The initial impact of the gradual rise in short-term interest rates on the Company’s net interest income was positive due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, was not accompanied with similar increases in longer term interest rates, which resulted in an initial flattening of, and eventually, inverting of the yield curve. This condition put downward pressure on the Company’s net interest income as liabilities continued to reprice at higher rates, and maturing longer term assets repriced at similar or only slightly higher rates. The Federal Reserve began to lower key short-term rates in September 2007 which has resulted in a combined 2.25% reduction through January 2008. This recent activity has resulted in short-term interest rates that are lower than medium and longer term interest rates. However, due primarily to the combination of the declining short-term interest rate environment and the Company’s high level of noninterest sensitive deposits, the Company expects some continued downward pressure on net interest income for the near future.

The Company has made efforts throughout these periods of fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence in its asset and interest rate risk profiles. During 2007, the Company utilized cash flow from maturing investment securities, primarily mortgage backed securities, to reduce higher cost maturing short-term and other borrowed funds. This planned reduction of leverage was conducted in reaction to the inverted rate yield curve and resultant unattractive yields on acceptable-risk reinvestment opportunities in the investment portfolio which persisted throughout the year. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets. The result of these efforts, together with continued growth in the core businesses of loans and deposits, including the acquisition of NYNB in 2006, has enabled the Company to grow net interest income in 2007 and 2006 and to maximize the effective repositioning of its portfolios from both asset and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, increased $4.5 million or 4.3 percent to $109.0 million in 2007, compared to $104.5 million in 2006, which increased $14.7 million or 16.4 percent from $89.8 million in 2005. The increase in 2007, compared to 2006, primarily resulted from an increase of $9.4 million or 1.4 percent in the excess of interest earning assets over interest bearing liabilities to $701.2 million in 2007 from $691.8 million in 2007. The increase in 2006, compared to 2005, primarily resulted from an increase of $37.6 million or 5.7 percent in the excess of interest earning assets over interest bearing liabilities to $691.8 million in 2006 from $654.2 million in 2005 and an increase in the tax equivalent basis net interest margin to 4.99 percent in 2006 from 4.83 percent in 2005. The effect of the adjustment to tax equivalent basis net interest income was $4.9 million, $5.0 million and $4.8 million for 2007, 2006 and 2005, respectively.

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume increases in loans, Federal funds sold and a higher average yield on interest earning assets, partially offset by a volume decrease in investments resulted in higher interest income in 2007, compared to 2006. Volume increases in loans and securities and a higher average yield on interest earning assets, partially offset by a volume decrease in Federal funds sold resulted in higher interest income in 2006, compared to 2005. Average interest earning assets in 2007 increased $86.7 million or 4.1 percent to $2,182.4 million from $2,095.7 million in 2006, which increased $235.4 million or 12.7 percent from $1,860.3 million in 2005.

Loans are the largest component of interest earning assets. Net loans increased $84.4 million or 7.0 percent to $1,289.6 million at December 31, 2007 from $1,205.2 million at December 31, 2006, which increased $195.4 million or 19.4 percent from $1,009.8 million at December 31, 2005. Average net loans increased $102.1 million or 9.0 percent to $1,233.4 million in 2007 from $1,131.3 million in 2006, which increased $202.4 million or 21.8 percent from $928.9 million in 2005. The increases in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration, including the 2006 acquisition of NYNB. The average yield on loans was 8.51 percent in 2007, compared to 8.53 percent in 2006 and 7.77 percent in 2005. As a result, interest income on loans increased in 2007, compared to 2006, due to higher volume, partially offset by slightly lower interest rates, and increased in 2006, compared to 2005, due to higher volume and higher interest rates.

Total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized losses, decreased $145.3 million or 15.5 percent to $794.8 million at December 31, 2007 from $940.1 million at December 31, 2006, which increased $33.1 million or 3.6 percent from $907.0 million at December 31, 2005. Average total securities, including FHLB stock and excluding net unrealized losses, decreased $67.0 million or 7.1 percent to $879.9 million in 2007 from $946.9 million in 2006, which increased $42.4 million or 4.7 percent from $904.5 million in 2005. The decrease in average total securities in 2007, compared to 2006, resulted primarily from a planned reduction in leverage conducted by the Company as part of its ongoing asset/liability management efforts. During 2007, management utilized cash flow from maturing investments to reduce higher cost short-term and other borrowings rather than reinvest these funds at the unattractive yields available in the current interest rate environment. The decrease in average total securities in 2007 compared to 2006 reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations (“CMO’s”), obligations of state and political subdivisions, FHLB stock and other securities. The average tax equivalent basis yield on securities was 5.33 percent for 2007 compared to 5.15 percent in 2006. As a result, tax equivalent basis interest income on securities decreased in 2007, compared to 2006, due to lower volume, partially offset by higher interest rates. The increase in average total securities in 2006 compared to 2005 reflects volume increases in U.S. Treasury and Agency securities, mortgage-backed securities including CMO’s, obligations of state and political subdivisions, FHLB stock and other securities. The increase in 2006 resulted primarily from the acquisition of NYNB. The average tax equivalent basis yield on securities was 5.15 percent for 2006, compared to 4.64 percent in 2005. As a result, tax equivalent basis interest income on securities increased in 2006, compared to 2005, due to higher volume and higher interest rates. Increases and decreases in average FHLB stock results from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $4.7 million or 11.3 percent to $46.3 million in 2007 from $41.6 million in 2006, which increased $16.3 million or 64.4 percent from $25.3 million in 2005. Average interest bearing liabilities increased $77.3 million or 5.5 percent to $1,481.2 million in 2007 from $1,403.9 million in 2006, which increased $197.8 million or 16.4 percent from $1,206.1 million in 2005. The increase in average interest bearing liabilities in 2007, compared to 2006, was due to increases in interest bearing demand deposits and time deposits, partially offset by decreases in securities sold under repurchase agreements, short-term borrowings and other borrowings. The increases in average interest bearing demand deposits and average time deposits in 2007, compared to 2006, resulted from growth in existing customers, new customers and continuing growth resulting from the opening of new branches. The decreases in average short-term and other borrowings in 2007, compared to 2006, resulted from management’s utilization of cash flow from maturing investment securities to reduce borrowings in a planned leverage reduction program conducted as part of the Company’s ongoing asset/liability management efforts. The increase in average interest bearing liabilities in 2006, compared to 2005, was due to volume increases in interest bearing demand deposits, time deposits and short-term borrowings, partially offset by a slight volume decrease in other borrowed funds. Deposits increased from new customers, existing customers, continued growth resulting from the opening of new branches and increases arising from the acquisition of NYNB. The 2006 increase in borrowings was used primarily to fund loan growth. The average interest rate paid on interest bearing liabilities was 3.13 percent in 2007, compared to 2.96 percent in 2006 and 2.10 percent in 2005. As a result of these factors, interest expense on average interest bearing liabilities was higher in 2007 and 2006, compared to their respective prior year periods due to higher volume and higher interest rates.

Average non interest bearing demand deposits increased $10.3 million or 1.7 percent to $612.3 million in 2007 from $602.0 million in 2006, which increased $39.5 million or 7.0 percent from $562.5 million in 2005. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2007 is as follows:

	2007	2006	2005

Average interest rate on:
Total average interest earning assets	7.12%	6.97%	6.19%
Total average interest bearing liabilities	3.13	2.96	2.10
Total interest rate spread	3.99	4.01	4.09

In 2007 and 2006, the interest rate spreads decreased reflecting greater increases in interest rates on interest bearing liabilities compared to interest rates on interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Non Interest Income

Non interest income, excluding net realized gains and losses on securities available for sale, was $15.4 million for 2007, an increase of $2.1 million or 15.8 percent compared to $13.3 million in 2006, which increased $3.8 million or 40.0 percent compared to $9.5 million in 2005. Non interest income includes service charge income, investment advisory fees, gains and losses on securities transactions and other income. Non interest income increased in 2007 and 2006 primarily as a result of an increase in investment advisory fees.

Service charges increased $0.2 million or 4.4 percent to $4.7 million in 2007 from $4.5 million in 2006, which increased $0.5 million or 12.5 percent from $4.0 million in 2005. The increases were primarily due to growth in deposit activity and other service charges and increases in scheduled fees as well as increases resulting from the acquisition of NYNB in 2006.

Investment advisory fees increased $2.0 million or 28.6 percent to $9.0 million in 2007 from $7.0 million in 2006, which increased $2.4 million or 52.1 percent from $4.6 million in 2005. The increases were due to increase in assets under management, resulting from net increase in assets from existing customers, addition of new customers and net increases in asset value.

Sales of securities available for sale resulted in a net gain of $0.1 million in 2007 and net losses of $0.2 million and $1.2 million in 2006 and 2005. Sales are generally conducted as part of the Company’s overall asset/liability management efforts designed to restructure the portfolio, manage cash flow and enhance portfolio yield, and efforts to manage the Company’s overall interest rate risk in response to changes in interest rates or changes in the composition of the balance sheet. In 2007, net realized losses on securities included a $0.6 million adjustment for other than temporary impairment related to the Company’s investment in a mutual fund.

Other income decreased $0.1 million or 5.9 percent to $1.6 million in 2007 from $1.7 million in 2006, which increased $0.8 million or 88.8 percent from $0.9 million in 2005. The decrease resulted from decreases in safe deposit income and a decrease in miscellaneous service fees. The increase resulted primarily from rental and other miscellaneous income arising from the acquisition of NYNB.

Non Interest Expense

Non interest expense increased $6.3 million or 10.8 percent to $64.7 million in 2007, from $58.4 million in 2006, which increased $14.1 million or 31.8 percent from $44.3 million in 2005. The 2007 increase reflects the overall growth of the Company, including the opening of new branch facilities and the upgrading of certain internal processes. The 2006 increase resulted in part from the addition of $7.3 million of non interest expense of NYNB. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on securities transactions) was 52.0 percent in 2007, compared to 49.6 percent in 2006 and 44.6 percent in 2005.

Salaries and employee benefits, the largest component of non interest expense, increased $4.8 million or 14.6 percent in 2007 to $37.6 million, from $32.8 million in 2006, which increased $7.2 million or 28.1 percent from $25.6 million in 2005. These increases were due to additional staff requirements resulting from the opening of new branches and increases in personnel necessary for the Company to accommodate the growth in deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases. Increases in salaries and employee benefits in both 2007 and 2006 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as higher costs associated with related payroll taxes.

	2007	2006	2005

Employees at December 31,
Full Time Employees	431	395	314
Part Time Employees	40	45	45

	(000’s except percentages)

Salaries and Employee Benefits
Salaries	$26,210	$22,956	$17,902
Payroll Taxes	2,146	2,005	1,472
Medical Plans	1,771	1,734	1,328
Incentive Compensation Plans	4,320	3,725	2,755
Employee Retirement Plans	2,267	1,657	1,570
Other	859	714	547

Total	$37,573	$32,791	$25,574

Percentage of total non interest expense	58.1%	56.1%	57.7%

Occupancy expense increased $0.6 million or 10.3 percent to $6.4 million in 2007 from $5.8 million in 2006 which increased $2.0 million or 52.6 percent from $3.8 million in 2005. The increase in 2007 costs related to the opening of new branch offices and also included rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities. The increase in 2006 included the addition of costs related to the acquisition of NYNB and opening of new branch offices, rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services decreased $0.2 million or 4.1 percent to $4.7 million in 2007 from $4.9 million in 2006, which was a $0.6 million or 14.0 percent increase from $4.3 million for 2005. The decrease in 2007 was due to expenses, recorded in the prior period, related to the acquisition NYNB which were partially offset by increase audit and legal costs. The increases in 2006 were primarily due to expenses related to the acquisition and operation of NYNB and higher audit costs related to Sarbanes-Oxley compliance and other accounting and regulatory requirements.

Equipment expense increased $0.5 million or 17.9 percent to $3.3 million in 2007 from $2.8 million in 2006, which was an increase of $0.5 million or 21.7 percent from $2.3 million in 2005. The 2007 increases includes expenses related to the implementation of a new telephone system and higher costs to maintain the Company’s equipment and additional equipment necessary to support the Company’s branches. The 2006 increases includes additional expenses related to the acquisition of NYNB, higher costs to maintain the Company’s equipment and additional equipment necessary to support the Company’s branches.

Business development expense increased $0.2 million or 9.5 percent to $2.3 million in 2007 from $2.1 million in 2006, which was a $0.4 million or 23.5 percent increase over $1.7 million in 2005. The increases reflected costs associated with increased general promotion of products and services, expanded business development efforts, increased participation in public relations events and promotion of new branches.

FDIC assessment was $0.2 million for 2007, $0.4 million in 2006 and $0.2 million for 2005. The 2007 decrease was due a reduction of the assessment rate on deposits at NYNB. The 2006 increase resulted from the acquisition of NYNB.

Other operating expenses, as reflected in the following table increased 4.3 percent in 2007 and increased 48.1 percent in 2006.

	2007	2006	2005
	(000’s except percentages)

Other Operating Expenses
Other insurance	$65	$(9)	$(186)
Stationery and printing	1,446	1,338	872
Communications expense	1,411	1,220	1,073
Courier expense	1,050	1,003	772
Other loan expense	453	350	351
Outside services	2,441	2,537	1,587
Dues, meetings and seminars	560	482	471
Other	2,723	2,658	1,529

Total	$10,149	$9,579	$6,469

Percentages of total non interest expense	15.7%	16.4%	14.6%

The 2007 increases reflect higher insurance costs and higher customer service related expenses including courier expenses, higher other loan expenses and higher dues, meetings and seminar expenses, and higher stationery and printing costs, all related to growth in customer and business activities. The 2007 decreases reflect lower outside services fees primarily due to greater efficiencies gained due to a change in service providers.

The 2006 increases reflect higher outside service fees, higher customer service related expenses including courier expenses and communications expense, higher dues, meetings and seminar expenses, higher insurance costs and higher stationery and printing costs, all related to Company’s continued growth in customer and business activities, including the acquisition of NYNB.

Income Taxes

Income taxes of $18.3 million, $18.0 million and $16.0 million were recorded in 2007, 2006, and 2005, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent (7.5 percent in 2006 and 2005) plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 34.7 percent in 2007, 34.6 percent in 2006 and 34.1 percent in 2005. The slight increases in the overall effective tax rates for 2007 and 2006, compared to the prior year periods, resulted from increases in the percentages of income subject to Federal, New York State and New York City income taxes, partially offset in 2007 by a slight reduction in the New York State tax rate.

In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for years after 2002. The Company is currently open to audit by New York State under the statute of limitations for years after 2004. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2007 and 2006

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

The securities portfolio consists of various debt and equity securities totaling $780.3 million and $917.7 million and FHLB stock totaling $11.7 million and $14.0 million at December 31, 2007 and 2006, respectively.

In accordance with SFAS No. 115, the Company’s investment policies include a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held-to-maturity and carried at amortized cost. Securities held for indefinite periods of time and not intended to be held-to-maturity include the securities management intends to use as part of its asset/ liability strategy and liquidity management and the securities that may be sold in response to changes in interest rates, resultant prepayment risks, liquidity demands and other factors. Such securities are classified as available for sale and are carried at fair value. The held to maturity portfolio totaled $33.8 million and $39.9 million at December 31, 2007 and 2006, respectively.

Average aggregate securities and FHLB stock represented 40.3 percent and 45.2 percent of average interest earning assets in 2007 and 2006, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company’s ability to take advantage of leveraging opportunities.

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

2007 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$107,083	$90	$384	$106,789
Mortgage-backed securities	384,711	628	6,464	378,875
Obligations of states and political subdivisions	204,184	3,555	191	207,548
Other debt securities	22,231	39	791	21,479

Total debt securities	718,209	4,312	7,830	714,691
Mutual funds and other equity securities	31,145	682	25	31,802

Total	$749,354	$4,994	$7,855	$746,493

Classified as Held to Maturity

Mortgage-backed securities	$28,626	$41	$178	$28,489
Obligations of states and political subdivisions	5,132	148	—	5,280

Total	$33,758	$189	$178	$33,769

2006 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value
	(000’s)

U.S. Treasury and government agencies	$137,180	$12	$2,711	$134,481
Mortgage-backed securities	480,955	167	9,165	471,957
Obligations of states and political subdivisions	209,502	3,427	676	212,253
Other debt securities	27,889	357	5	28,241

Total debt securities	855,526	3,963	12,557	846,932
Mutual funds and other equity securities	30,644	610	448	30,806

Total	$886,170	$4,573	$13,005	$877,738

Classified as Held to Maturity

Mortgage-backed securities	$34,791	—	$596	$34,195
Obligations of states and political subdivisions	5,131	$93	3	5,221

Total	$39,922	$93	$599	$39,416

The following table presents the amortized cost of securities at December 31, 2007, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After 1 but within		After 5 but within
	Within 1 Year		5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(000’s except percentages)

U.S. Treasury and government agencies	$81,659	3.59%	$22,425	4.47%	$2,999	5.15%	—	—	$107,083	3.82%
Mortgage-backed securities	148,977	4.84%	224,288	4.98	36,065	4.81	$4,007	4.81%	413,337	4.91
Obligations of states and political subdivisions	43,868	3.89	84,094	6.90	80,532	5.98	822	6.25	209,316	6.54
Other debt securities	21,196	6.71	1,035	5.83	—	—	—	—	22,231	6.67

Total	$295,700	4.93%	$331,842	5.43%	$119,596	5.61%	$4,829	5.06%	$751,967

Estimated fair value	$293,342		$329,916		$120,417		$4,785		$748,460

Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, Fannie Mae, and Freddie Mac. The total balances held of such securities classified as available for sale decreased $27.7 million to $106.8 million as of December 31, 2007, from $134.5 million as of December 31, 2006, which increased $18.3 million from $116.2 million at December 31, 2005. The 2007 decrease resulted from maturities and calls of $44.6 million partially and sales of $3.0 million, offset by purchases of $17.6 million and other increases of $2.3 million. The 2006 increase resulted from purchases of $61.2 million and other increases of $0.3 million partially offset by maturities and calls of $32.5 million and sales of $10.7 million.

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

Mortgage-backed securities, including CMO’s, classified as available for sale decreased $93.1 million to $378.9 million as of December 31, 2007 from $472.0 million as of December 31, 2006 which increased $12.6 million from $459.4 million at December 31, 2005. The 2007 decrease was due to principal paydowns of $107.1 million, partially offset by purchases of $11.1 million and other increases of $2.9 million. The 2006 increase was due to purchases of $150.9 million partially offset by principal paydowns of $103.4 million, sales of $34.7 million and other decreases of $0.2 million. The sales were conducted as a result of management’s efforts to reposition the portfolio during the periods of changing economic conditions and interest rates. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $28.6 million at December 31, 2007 which was a decrease of $6.2 million from $34.8 million as of December 31, 2006, which was a decrease of $10.2 million from $45.0 million as of December 31, 2006. The decrease in 2007 was due to principal paydowns of $6.2 million. The decrease in 2006 was due to principal paydowns of $10.3 million partially offset by other increases of $0.1 million.

During 2007, purchases of fixed rate mortgage-backed securities classified as available for sale of $11.1 million and other changes of $2.9 million were partially offset by principal paydowns of $96.9 million. During 2006, purchases of fixed rate mortgage-backed securities classified as available for sale of $150.9 million and other changes of $12.6 million were partially offset by principal paydowns of $72.5 million and sales of $34.7 million. There were no purchases of adjustable rate mortgage-backed securities classified as available for sale or held to maturity during 2007 or 2006. Principal paydowns of adjustable rate mortgage-backed securities were $10.2 million in 2007 and $30.9 million in 2006.

Obligations of states and political subdivisions classified as available for sale decreased $4.8 million to $207.5 million at December 31, 2007, from $212.3 million at December 31, 2006, which increased $6.2 million from $206.1 million at December 31, 2005. The 2007 decrease resulted from maturities and calls of $21.3 million partially offset by purchases of $16.1 million and other increases of $0.4 million. The 2006 increase resulted from purchases of $35.7 million partially offset by maturities and calls of $29.1 million, sales of $0.2 million and other decreases of $0.2 million. Obligations of states and political subdivisions classified as held to maturity totaled $5.1 million at both December 31, 2007 and December 31, 2006. The obligations at year end 2007 were comprised of approximately 68 percent for New York State political subdivisions and 32 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

Other debt securities classified as available for sale decreased $6.7 million to $21.5 million at December 31, 2007 from $28.2 million at December 31, 2006, which increased $0.4 million from $27.8 million at December 31, 2005. The 2007 decrease was due to maturities and calls of $5.6 and other decreases of $1.1 million. The 2006 increase was due to purchases of $0.4 million and other increases of $0.3 million partially offset by maturities and calls of $0.3 million. The purchases consisted of fixed rate corporate bonds and variable rate trust preferred securities acquired as part of the Company’s redeployment of the proceeds from maturing short term investments. There were no other debt securities classified as held to maturity during 2007, 2006 or 2005.

Mutual funds and other equities classified as available for sale totaled $31.8 million at December 31, 2007, which increased $1.0 million from $30.8 million at December 31, 2006, which was an increase of $6.5 million from $24.3 million at December 31, 2005. The 2007 increase was due to purchases of $1.1 million which was partially offset by other decreases of $0.1 million. Included in other changes for 2007 was an adjustment of $0.6 million for other than temporary impairment related to the Company’s investment in a mutual fund. The 2006 increase was due to purchases of $6.5 million. The purchases were shares of a mutual fund which invests primarily in variable rate mortgage-backed securities with characteristics consistent with the Company’s investment strategy. There were no mutual funds or other equities classified as held to maturity during 2007, 2006 or 2005.

The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the underlying credit. These non-rated securities outstanding at December 31, 2007 totaled approximately $12.5 million comprised primarily of obligations of municipalities located within the Company’s market area. The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings.

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

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2007.

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

Average net loans increased $102.1 million or 9.0 percent to $1,233.4 million in 2007 from $1,131.3 million in 2006, which increased $202.4 million or 21.8 percent from $928.9 million in 2005. Gross loans increased $85.2 million or 6.9 percent to $1,310.6 million at December 31, 2007 from $1,225.4 million at December 31, 2006, which increased $199.0 million or 19.4 percent from $1,026.4 million at December 31, 2005. The changes in gross loans resulted primarily from:

•	Increases of $64.9 million and $69.8 million in 2007 and 2006, respectively, in commercial real estate mortgages. The increases were due to increased activity in commercial mortgages and, in 2006, the acquisition of NYNB,

•	Decrease of $41.1 million in 2007 and increase of $74.2 million in 2006 , respectively, in construction loans. The decrease was due to paydowns and a general slowdown in construction projects and the increase resulted from a greater emphasis on this product in 2006 including an expanded offering and focused marketing,

•	Increases in residential real estate mortgages of $34.9 million and $13.2 million in 2007 and 2006, respectively, primarily as a result of increased activity principally in multi-family loans and, in 2006, the acquisition of NYNB,

•	Increases in commercial and industrial loans of $21.8 million and $38.3 million in 2007 and 2006, respectively, primarily due to increased activity and a greater emphasis on this product with resulting increased market penetration and, in 2006, the acquisition of NYNB,

•	Increases of $3.7 million and $0.4 million in 2007 and 2006, respectively, in lease financings, and

•	Increases in loans to individuals of $0.9 million and $3.1 million in 2007 and 2006, respectively.

Major classifications of loans, including loans held for sale, at December 31 are as follows:

	(000’s)
	2007	2006	2005	2004	2003

Real Estate:
Commercial	$355,044	$290,185	$220,384	$233,452	$241,566
Construction	211,837	252,941	178,731	116,064	60,892
Residential	324,488	289,553	276,384	222,392	178,518
Commercial and industrial	377,042	355,214	316,907	277,013	218,130
Individuals	29,686	28,777	25,632	21,787	15,256
Lease financing	12,463	8,766	8,348	6,276	6,000

Total	1,310,560	1,225,436	1,026,386	876,984	720,362
Deferred loan fees	(3,552)	(3,409)	(3,042)	(2,687)	(1,817)
Allowance for loan losses	(17,367)	(16,784)	(13,525)	(11,801)	(11,441)

Loans, net	$1,289,641	$1,205,243	$1,009,819	$862,496	$707,104

The Company’s primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial and multi-family residential real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which will enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the prime rate as published in the Wall Street Journal. At December 31, 2007, the Company had total gross loans with fixed rates of interest of $720.4 million, or 55.0 percent of total loans, and total gross loans with variable or floating rates of interest of $590.2 million, or 45.0 percent of total loans, as compared to $608.6 million or 49.7 percent of total loans in fixed rate loans and $616.9 million or 50.3 percent of total loans in variable or floating rate loans at December 31, 2006.

At December 31, 2007 and 2006, the Company had approximately $378.8 million and $300.7 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

The following table presents the maturities of loans outstanding at December 31, 2007 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

	(000’s except percentages)
		After
		1
		But
	Within	within	After
	1	5	5
	Year	years	Years	Total	Percent

Loans:
Real estate — commercial	$38,503	$309,394	$7,147	$355,044	37.6%
Real estate — construction	191,961	18,103	1,773	211,837	22.4
Commercial and industrial	125,408	144,848	106,786	377,042	40.0

Total	$355,872	$472,345	$115,706	$943,923	100.0%

	(000’s except percentages)
		After
		1
		But
	Within	within	After
	1	5	5
	Year	years	Years	Total	Percent

Rate Sensitivity:
Fixed or predetermined interest rates	$95,112	$413,783	$89,623	$598,518	63.4%
Floating or adjustable interest rates	260,760	58,562	26,083	345,405	36.6

Total	$355,872	$472,345	$115,706	$943,923	100.0%

Percent	37.7%	50.0%	12.3%	100.0%

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

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing, restructured loans, Other Real Estate Owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

	(000’s except percentages)
	2007	2006	2005	2004	2003

Non-accrual loans at year end	$10,719	$5,572	$3,837	$2,301	$2,913
OREO at year end	—	—	—	—	—
Restructured loans at year end	—	—	—	—	—

Total nonperforming assets	$10,719	$5,572	$3,837	$2,301	$2,913

Loans past due 90 days or more and still accruing	3,953	3,879	3,522	3,227	1,431
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	933	474	283	243	188
Nonperforming assets to total assets at year end	0.46%	0.24%	0.19%	0.13%	0.17%

At December 31, 2007, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $5.1 million to $10.7 million at December 31, 2007 from $5.6 million at December 31, 2006, which increased $1.8 million from $3.8 million at December 31, 2005. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

At December 31, 2007, loans that aggregated approximately $22.6 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future. There were no restructured loans considered to be impaired at December 31, 2007, 2006 and 2005.

In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $11.7 million, $5.6 million and $3.8 million at December 31, 2007, 2006 and 2005, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. The total allowance for loan losses specifically allocated to impaired and other identified problem loans was $1.8 million, $1.8 million and $1.3 million at December 31, 2007, 2006 and 2005, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2007, 2006 and 2005 was approximately $9.1 million, $5.3 million and $3.7 million, respectively.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision/credit for loan losses for the dates indicated is as follows:

	(000’s)
	December	Change	December	Change	December
	31,	During	31,	During	31,
	2007	2007	2006	2006	2005

Components:
Specific	$1,777	$(18)	$1,795	$495	$1,300
Formula	1,040	(49)	1,089	464	625
Unallocated	14,550	650	13,900	2,300	11,600

Total Allowance	$17,367		$16,784		$13,525

Net Change		583		3,259
Amount Acquired		—		1,529
Net recoveries/(charge-offs)		(887)		(400)

Provision for loan losses		$1,470		$2,130

	Change During	December 31,	Change During	December 31,
	2005	2004	2004	2003

Components:
Specific	$(315)	$1,615	$83	$1,532
Formula	(761)	1,386	77	1,309
Unallocated	2,800	8,800	200	8,600

Total Allowance		$11,801		$11,441

Net Change	1,724		360
Net recoveries/(charge-offs)	(335)		(113)

Provision for loan losses	$2,059		$473

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

2007

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction and significant increases in real estate taxes within the Company’s market area, together with the general slowdown in real estate activity and the recent crisis in the sub-prime mortgage market have had negative effects on the demand for and value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty or possible slowing economic conditions are part of the determination of the unallocated component of the allowance.

•	Concentration — Construction loans totaled $211.8 million or 16.4 percent of net loans at December 31, 2007. These loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. During the year ended December 31, 2007, the number of completed properties and their time on the market has increased and there has been further downward pressure on prices. Further exacerbating the ability to sell newly constructed homes and condominiums is the tightening of credit in the secondary markets for residential borrowers, particularly sub-prime borrowers and, recently, jumbo loan borrowers. Therefore, the borrowers’ ability to pay and collateral values may be negatively impacted. Such concentration and the associated increase in various risk factors are not reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — The dollar amount of nonperforming loans increased to $10.7 million or 0.82 percent of total loans at December 31, 2007, compared to $5.6 million or 0.45 percent of total loans at December 31, 2006. Although the Company’s regular periodic loan review process noted continued strength in overall

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

•	Loan Participations — The Company expanded the number of banks from which we will purchase loan participations, particularly outside our primary market area. While we review each loan, we greatly rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component of the allowance for loan losses.

As a result of our detailed review process and consideration of the identified relevant factors, management determined that a $0.7 million increase in the unallocated component of the allowance to $14.6 million reflects our best estimate of probable losses which have been incurred as of December 31, 2007.

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

A summary of the allowance for loan losses for each of the prior five years ended December 31, is as follows:

	(000’s except percentages)
	2007	2006	2005	2004	2003

Net loans outstanding at end of year	$1,289,641	$1,205,243	$1,009,819	$862,496	$707,104

Average net loans outstanding during the year	1,233,360	1,131,300	928,866	780,331	662,800

Allowance for loan losses:
Balance, beginning of year	$16,784	$13,525	$11,801	$11,441	$11,510
Amount acquired	—	1,529	—	—	—
Provision charged to expense	1,470	2,130	2,059	473	437

	18,254	17,184	13,860	11,914	11,947
Charge-offs and recoveries during the year:
Charge offs:
Real estate:
Commercial	—	—	—	(62)	(540)
Construction	(237)	—	—	—	—
Residential	(16)	(153)	—	—	—
Commercial and industrial	(649)	(216)	(318)	(102)	(176)
Lease financing and individuals	(139)	(76)	(53)	(30)	(1)
Recoveries:
Real estate:
Commercial	—	—	4	—	—
Construction	—	—	—	—	—
Residential	20	—	—	—	—
Commercial and industrial	97	22	26	72	197
Lease financing and individuals	37	23	6	9	14

Net charge-offs during the year	(887)	(400)	(335)	(113)	(506)

Balance, end of year	$17,367	$16,784	$13,525	$11,801	$11,441

Ratio of net charge-offs to average net loans outstanding during the year	0.07%	0.04%	0.04%	0.01%	0.08%
Ratio of allowance for loan losses to gross loans outstanding at end of the year	1.33%	1.39%	1.32%	1.35%	1.59%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2007			2006
			Percentage			Percentage
			of			of
			Loans			Loans
			in			in
	Amount		each	Amount		each
	of	Loan	Category	of	Loan	Category
	Loan	Amounts	by	Loan	Amounts	by
	Loss	by	Total	Loss	by	Total
	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	$157	$355,044	27.09%	$337	$290,185	23.68%
Construction	500	211,837	16.16%	800	252,941	20.64%
Residential	1,035	324,487	24.76%	16	289,553	23.63%
Commercial and industrial	867	377,042	28.77%	1,389	355,214	28.99%
Lease financing and individuals	258	42,150	3.22%	342	37,543	3.06%
Unallocated	14,550	—	—	13,900	—	—

Total	$17,367	$1,310,560	100.00%	$16,784	$1,225,436	100.00%

	2005			2004			2003
			Percentage			Percentage			Percentage
			of			of			of
			Loans			Loans			Loans
			in			in			in
	Amount		each	Amount		each	Amount		each
	of	Loan	Category	of	Loan	Category	of	Loan	Category
	Loan	Amounts	by	Loan	Amounts	by	Loan	Amounts	by
	Loss	by	Total	Loss	by	Total	Loss	by	Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	$168	$220,384	21.47%	$779	$233,452	26.62%	$167	$241,566	33.53%
Construction	800	178,731	17.41%	122	116,064	13.23%	79	60,892	8.45%
Residential	153	276,384	26.93%	—	222,392	25.36%	85	178,518	24.78%
Commercial and industrial	794	316,907	30.88%	2,091	277,013	31.59%	2,498	218,130	30.28%
Lease financing and individuals	10	33,980	3.31%	9	28,063	3.20%	12	21,256	2.96%
Unallocated	11,600	—	—	8,800	—	—	8,600	—	—

Total	$13,525	$1,026,386	100.00%	$11,801	$876,984	100.00%	$11,441	$720,362	100.00%

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2007. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 2004, the FDIC and the New York State Banking Department completed examinations of the Bank. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

  Provision for Loan Losses

The Company recorded a provision for loan losses of $1.5 million during 2007, and $2.1 million for both 2006 and 2005. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

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

Total deposits at December 31, 2007 increased $186.1 million or 11.4 percent to $1,812.5 million, from $1,626.4 million at December 31, 2006, which increased $218.4 million or 15.5 percent from $1,408.0 million at December 31, 2005. The balance at December 31, 2007 includes approximately $97.0 million in a money market account that the Bank considered to be a temporary deposit. These funds were withdrawn in February 2008.

The following table presents a summary of deposits at December 31:

	(000’s)
	2007	2006

Demand deposits	$568,418	$644,447
Money market accounts	730,429	417,089
Savings accounts	93,331	95,741
Time deposits of $100,000 or more	202,151	197,794
Time deposits of less than $100,000	60,493	112,089
Checking with interest	157,720	159,281

Total	$1,812,542	$1,626,441

At December 31, 2007 and 2006, certificates of deposits and other time deposits of $100,000 or more totaled $202.2 million and $197.8 million, respectively. At December 31, 2007, such deposits classified by time remaining to maturity were as follows:

(000’s)

3 months or less	$141,688
Over 3 through 6 months	25,329
Over 6 through 12 months	34,702
Over 12 months	432

Total	$202,151

Average deposits outstanding increased $183.6 million or 12.1 percent to $1,696.2 million in 2007 from $1,512.6 million in 2006, which increased $177.1 million or 13.3 percent from $1,335.5 million in 2005.

Average non interest bearing deposits increased $10.3 million or 1.7 percent to $612.3 million in 2007 from $602.0 in 2006 which increased $39.5 million or 7.0 percent from $562.5 million in 2005. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2007 increased $173.3 million or 19.0 percent reflecting increases in checking with interest accounts, money market accounts, and time deposits partially offset by decreases in savings accounts. Average interest bearing deposits in 2006 increased $137.7 million or 17.8 percent reflecting increases in checking with interest accounts, money market accounts, savings accounts and time deposits.

Average money market deposits increased $128.7 million or 29.8 percent in 2007 and $47.4 million or 12.3 percent in 2006, due in part to new customer accounts, increased activity in existing accounts, the addition of new branches and, in 2006, the acquisition of NYNB.

Average checking with interest deposits increased $18.6 million or 13.8 percent in 2007 and $8.9 million or 7.1 percent in 2006 primarily as a result of new customer accounts, increased activity in existing accounts, the addition of new branches and, in 2006, the acquisition of NYNB.

Average time deposits increased $30.4 million or 12.3 percent in 2007 and $58.1 million or 30.8 percent in 2006. The 2007 increases were a result of new customer accounts, increased activity in existing accounts, and the addition of new branches partially offset by decrease activity in brokered CD’s. The 2006 increases were a result of increased activity in brokered CD’s, the acquisition of NYNB, new customer accounts, increased activity in existing accounts, and the addition of new branches.

Average savings deposit balances decreased $4.3 million or 4.4 percent in 2007 and increased $23.3 million or 31.3 percent in 2006. The 2007 decreases were the result of decreased activity in existing accounts. The 2006 increases were a result of new customer accounts, increased activity in existing accounts the addition of new branches and the acquisition of NYNB.

Time deposits of over $100,000, including municipal CD’s, increased $4.4 million at December 31, 2007 and increased $48.6 million at December 31, 2006, respectively, compared to the prior year end balances. Municipal CD’s are used to expand or maintain lower cost municipal deposits, fund securities purchases and for capital leveraging. These CD’s are primarily short term and are acquired on a bid basis. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

The Company also utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these funding sources, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. At December 31, 2006, the Company had $50.0 million in brokered deposits. At December 31, 2007, the Company had no brokered deposits.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)
	Year ended December 31,
	2007		2006		2005
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits — Non interest bearing	$612,346	—	$601,983	—	$562,533	—
Money market accounts	560,325	2.69%	431,628	2.07%	384,214	1.07%
Savings accounts	93,223	0.83%	97,567	0.69%	74,317	0.52%
Time deposits	276,908	3.90%	246,538	3.32%	188,460	2.07%
Checking with interest	153,446	1.01%	134,874	0.78%	125,934	0.37%

Total	$1,696,248	1.66%	$1,512,590	1.25%	$1,335,458	0.66%

Borrowings

Borrowings with original maturities of one year of less totaled $76.1 million and $207.2 million at December 31, 2007 and 2006, respectively. Such short-term borrowings consisted of $75.3 million of customer repurchase agreements and note options on Treasury, tax and loan of $0.8 million at December 31, 2007 and $117.3 million of broker repurchase agreements, $75.4 million of customer repurchase agreements, $14.0 million of overnight borrowing and note options on Treasury, tax and loan of $0.5 million at December 31, 2006. Other borrowings totaled $210.8 million and $249.4 million at December 31, 2007 and 2006, respectively, which consisted of fixed rate borrowings of $189.2 million and $227.8 million from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21.6 million and $21.6 million at December 31, 2007 and 2006, respectively.

The callable borrowings from FHLB mature beginning in 2008 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2008 and quarterly thereafter. A non callable borrowing of $1.3 million matures in 2027 and a non callable borrowing of $20.0 million matures in 2011.

Interest expense on all borrowings totaled $18.1 million, $22.7 million and $16.4 million in 2007, 2006 and 2005, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

		(000’s except percentages)
		2007	2006	2005

Average balance:	Short-term	$167,255	$234,959	$170,072
	Other borrowings	230,014	258,308	263,108
Weighted average interest rate (for the year):	Short-term	4.7%	4.8%	2.9%
	Other borrowings	4.5	4.5	4.4
Weighted average interest rate (at year end):	Short-term	2.6%	2.0%	2.6%
	Other borrowings	4.4	4.8	4.4
Maximum month-end outstanding amount:	Short-term	$254,581	$289,575	$200,423
	Other borrowings	249,369	264,395	263,119

At December 31, 2007, the Company had available unused short-term lines of credit of $200 million from a large New York based investment banking firm, $200 million from the FHLB, $85 million from correspondent banks and $410 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

Capital Resources

Stockholders’ equity increased $18.1 million or 9.8 percent to $203.7 million at December 31, 2007 from $185.6 million at December 31, 2006, which increased $15.8 million or 9.3 percent from $169.8 million at December 31, 2005. The 2007 increase resulted from net income of $34.5 million, net proceeds from stock options exercised of $7.1 million, proceeds from sales of treasury stock of $1.9 million and an increase of accumulated other comprehensive income of $2.5 million partially offset by cash dividends paid of $17.8 million and purchases of treasury stock of $10.1 million. The 2006 increase resulted from net income of $34.1, net proceeds from stock options exercised of $4.5 million and proceeds from the sale of treasury stock of $0.2 million partially offset by cash dividends of $15.8 million, purchases of treasury stock of $6.6 million an a reduction of accumulated other comprehensive income of $0.6 million.

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

The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005 included elsewhere herein.

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

The risk-based capital ratios at December 31, follow:

	2007	2006	2005

Tier 1 capital:
Company	12.5%	12.3%	13.8%
HVB	12.3	12.3	13.8
NYNB	11.3	12.5	—
Total capital:
Company	13.7%	13.5%	14.9%
HVB	13.4	13.5	14.9
NYNB	12.6	13.7	—

Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

The leverage ratios were as follows at December 31:

	2007	2006	2005

Company	8.3%	7.8%	8.3%
HVB	8.1	7.8	8.1
NYNB	7.1	7.0	—

To be considered “well-capitalized” under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Banks current regulatory capital requirements are to be considered in the “well capitalized” category at December 31, 2007. Management plans to conduct the affairs of the Banks so as to maintain a strong capital position in the future.

Liquidity

The Asset/Liability Strategic Committee (“ALSC”) of the Board of Directors of HVB establishes specific policies and operating procedures governing the Company’s liquidity levels and develops plans to address future liquidity needs, including contingent sources of liquidity. The primary functions of asset liability management are to provide safety of depositor and investor funds, assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirement of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to manage fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

The Company’s liquid assets, at December 31, 2007, include cash and due from banks of $51.1 million and Federal funds sold of $99.1 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $191.0 million at December 31, 2007. This represented 24.4 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $311.6 million, or 23.8 percent of loans at December 31, 2007, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB and NYNB are members of the FHLB. HVB has a borrowing capacity of up to $200 million under two lines of credit at December 31, 2007, at various terms secured by FHLB stock owned and to be purchased and certain other assets of HVB. HVB had no outstanding balances under these lines from the FHLB at December 31, 2007. The Company’s short-term borrowings included $75.3 million under securities sold under agreements to repurchase at December 31, 2007, and had securities totaling $297.1 million at December 31, 2007 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, HVB has agreements with two investment firms to borrow up to $410 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $85 million. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

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

A summary of significant long-term contractual obligations and credit commitments at December 31, 2007 follows:

		After	After
		1	3
		Year	Years
		but	but
	Within	Within	Within	After
	1	3	5	5
	Year	Years	Years	Years	Total

Contractual Obligations:(1)
Time Deposits	$245,149	$9,727	$7,518	$250	$262,644
FHLB Borrowings	14,024	109,053	71,310	16,457	210,844
Operating lease and license obligations	3,288	6,674	4,692	9,667	24,321

Total	$262,461	$125,454	$83,520	$26,374	$497,809

Credit Commitments:
Available lines of credit	$128,863	$68,826	$13,844	$77,832	$289,365
Other loan commitments	89,385	—	—	—	89,385
Letters of credit	11,885	1,013	—	—	12,898

Total	$230,133	$69,839	$13,844	$77,832	$391,648

(1) Interest not included.

FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $189.3 million of those borrowings as of various dates during 2008 and quarterly thereafter.

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

In connection with the 2004 acquisition of A. R. Schmeidler and Co., Inc., the Company may be required to make additional performance-based payments in 2008 and 2009. These additional payments would be accounted for as additional purchase price and, as a result, would reduce the Company’s liquidity and capital. We believe that our liquidity and capital are sufficient for any future payments required.

Management expects that the Company has and will have sources of liquidity to meet any expected funding needs and also to be responsive to changing interest rate markets.

Quarterly Results of Operations (Unaudited)

Set forth below are certain quarterly results of operations for 2007 and 2006.

	2007 Quarters				2006 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$37,050	$38,117	$38,144	$37,056	$37,811	$35,853	$34,711	$32,782
Net interest income	26,500	26,342	26,090	25,136	25,765	24,880	24,909	24,003
Provision for loan losses	180	180	555	555	526	529	598	477
Income before income taxes	13,261	13,880	12,855	12,746	13,448	13,733	13,279	11,634
Net income	8,714	9,091	8,377	8,301	8,766	8,883	8,701	7,709
Basic earnings per common share	0.89	0.93	0.86	0.84	0.89	0.90	0.89	0.78
Diluted earnings per common share	0.86	0.89	0.82	0.82	0.86	0.87	0.86	0.76

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2007. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2007 shows the Company’s net interest income increasing slightly if rates rise and decreasing moderately if rates fall.

The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2007 and 2006.

	Percentage Change	Percentage Change
	in Estimated	in Estimated
	Net Interest	Net Interest
	Income from	Income from
Gradual Change in Interest Rates	December 31, 2007	December 31, 2006

+200 basis points	1.8%	(2.2)%
–200 basis points	(4.8)%	(1.7)%

The percentage change in estimated net interest income for the subsequent 12 month measurement period from December 31, 2007 in the +200 basis points and –200 basis points scenarios, are within the Company’s policy limit of (5.0)%.

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

Risk is mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively. However, as circumstances warrant, the Company may purchase derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments are carefully evaluated to determine the impact on the Company’s interest rate risk in rising and declining interest rate environments as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Company’s Asset/Liability policy, which has been approved by the Board of Directors. Additional information on derivative financial instruments is presented in Note 1 to the Consolidated Financial Statements.

The Company also prepares a static gap analysis. The “Static Gap” as of December 31, 2007 and 2006 is presented in the tables below. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market accounts and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

At December 31, 2007, the “Static Gap” showed a positive cumulative gap of $48.3 million in the one day to one year repricing period, as compared to a positive cumulative gap of $4.8 million at December 31, 2006. The change in the cumulative static gap between December 31, 2007 and December 31, 2006 reflects the results of the Company’s efforts to reposition its portfolios as a result of changes in interest rates and the flattening of the yield curve. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes.

The tables below set forth the interest rate sensitivity analysis by repricing date at year end 2007 and 2006.

Interest Rate Sensitivity Analysis By Repricing Date

December 31, 2007

		Over	Over	Over
		One	Three	One
		Day	Months	Year
		to	to	to	Over
	One	Three	One	Five	Five	Non-Interest
	Day	Months	Year	Years	Years	Bearing	Total

Assets:
Loans, net	—	$580,555	$111,990	$429,743	$143,515	$23,838	$1,289,641
Mortgage Backed securities	—	45,654	112,173	216,262	33,412	—	407,501
Other securities	—	65,045	93,355	107,554	118,473	—	384,427
Other earning assets	$99,875	—	—	—	—	—	99,875
Other assets	—	—	—	—	—	149,166	149,166

Total Assets	99,875	691,254	317,518	753,559	295,400	173,004	2,330,610

Liabilities & Stockholders’ Equity:
Interest bearing deposits	—	$887,714	$82,531	$17,245	$256,634	—	$1,244,124
Other borrowed funds	$76,097	6	14,016	180,350	16,472	—	286,941
Demand deposits	—	—	—	—	—	$568,418	568,418
Other liabilities	—	—	—	—	—	27,238	27,238
Stockholders’ equity	—	—	—	—	—	203,889	203,889

Total Liabilities & Stockholders’ Equity	76,097	887,720	96,547	197,595	273,106	799,545	2,330,610

Net interest rate sensitivity gap	$23,778	$(196,466)	$220,971	$555,964	$22,294	$(626,541)	—

Cumulative gap	$23,778	$(172,688)	$48,283	$604,247	$626,541	—	—

Cumulative gap to interest earning assets	1.09%	(7.92)%	2.21%	27.70%	28.72%

December 31, 2006

	(000’s except percentages)
		Over	Over	Over
		One	Three	One
		Day	Months	Year
		to	to	to	Over
	One	Three	One	Five	Five	Non-Interest
	Day	Months	Year	Years	Years	Bearing	Total

Assets:
Loans, net	—	$571,739	$97,168	$421,523	$104,955	$9,858	$1,205,243
Mortgage-backed securities	—	39,379	119,969	308,901	39,067	—	507,316
Other securities	—	57,539	52,354	159,892	154,570	—	424,355
Other earning assets	$17,651	—	—	—	—	—	17,651
Other assets	—	—	—	—	—	137,169	137,169

Total Assets	17,651	668,657	269,491	890,316	298,592	147,027	2,291,734

Liabilities & Stockholders’ Equity:
Interest bearing deposits	—	$636,186	$77,635	$18,378	$249,795	—	$981,994
Other borrowed funds	$89,849	147,345	18	219,149	198	—	456,559
Demand deposits	—	—	—	—	—	$644,447	644,447
Other liabilities	—	—	—	—	—	23,168	23,168
Stockholders’ equity	—	—	—	—	—	185,566	185,566

Total Liabilities & Stockholders’ Equity	89,849	783,531	77,653	237,527	249,993	853,181	2,291,734

Net interest rate sensitivity gap	$(72,198)	$(114,874)	$191,838	$652,789	$48,599	$(706,154)	—

Cumulative gap	$(72,198)	$(187,072)	$4,766	$657,555	$706,154	—	—

Cumulative gap to interest earning assets	(3.35)%	(8.68)%	0.22%	30.52%	32.77%

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Hudson Valley Holding Corp. as of December 31, 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity and comprehensive income for the year then ended. We also have audited Hudson Valley Holding Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Valley Holding Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting located in Item 9A of this accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hudson Valley Holding Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLC

Livingston, New Jersey
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hudson Valley Holding Corp.
Yonkers, New York

We have audited the accompanying consolidated balance sheet of Hudson Valley Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the Company adopted the initial recognition provisions of Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.

As discussed in Note 1, Earnings per Common Share in 2006 and 2005 have been retroactively restated to reflect stock dividends. As discussed in Note 17, the 2006 and 2005 consolidated financial statements have been restated.

Deloitte & Touche LLP

New York, New York
March 15, 2007 (March 14, 2008 as to the effects of the restatements discussed in Note 1 as to Earnings per Common Share and in Note 17)

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2007, 2006 and 2005
Dollars in thousands, except per share amounts

	2007	2006	2005

Interest Income:
Loans, including fees	$104,920	$96,527	$72,169
Securities:
Taxable	32,868	34,591	28,377
Exempt from Federal income taxes	9,114	9,234	8,848
Federal funds sold	2,938	600	841
Deposits in banks	527	205	129

Total interest income	150,367	141,157	110,364

Interest Expense:
Deposits	28,159	18,859	8,870
Securities sold under repurchase agreements and other short-term borrowings	7,809	11,149	4,909
Other borrowings	10,331	11,592	11,527

Total interest expense	46,299	41,600	25,306

Net Interest Income	104,068	99,557	85,058
Provision for loan losses	1,470	2,130	2,059

Net interest income after provision for loan losses	102,598	97,427	82,999

Non Interest Income:
Service charges	4,701	4,529	3,973
Investment advisory fees	9,053	7,008	4,569
Realized loss on securities available for sale, net	(559)	(199)	(1,158)
Other income	1,626	1,741	919

Total non interest income	14,821	13,079	8,303

Non Interest Expense:
Salaries and employee benefits	37,573	32,791	25,574
Occupancy	6,437	5,779	3,760
Professional services	4,704	4,941	4,319
Equipment	3,289	2,821	2,297
Business development	2,332	2,120	1,722
FDIC assessment	193	381	178
Other operating expenses	10,149	9,579	6,469

Total non interest expense	64,677	58,412	44,319

Income Before Income Taxes	52,742	52,094	46,983
Income Taxes	18,259	18,035	16,038

Net Income	$34,483	$34,059	$30,945

Basic Earnings per Common Share	$3.52	$3.46	$3.15
Diluted Earnings per Common Share	3.39	3.35	3.04

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2007, 2006 and 2005
Dollars in thousands

	2007	2006	2005

Net Income	$34,483	$34,059	$30,945

Other comprehensive income, (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the year	5,012	696	(12,823)
Income tax effect	(2,194)	(285)	5,229

	2,818	411	(7,594)
Reclassification adjustment for net loss realized on securities available for sale	559	199	1,158
Income tax effect	(226)	(81)	(472)

	333	118	686

Unrealized holding gain (loss) on securities, net	3,151	529	(6,908)
Accrued benefit liability adjustment	(1,011)	(22)	436
Income tax effect	404	9	(175)

	(607)	(13)	261

Other comprehensive income (loss)	2,544	516	(6,647)

Comprehensive Income	$37,027	$34,575	$24,298

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
Dollars in thousands, except per share and share amounts

	2007	2006

ASSETS
Cash and due from banks	$51,067	$61,805
Federal funds sold	99,054	11,858
Securities available for sale, at estimated fair value (amortized cost of $749,354 in 2007 and $886,170 in 2006)	746,493	877,738
Securities held to maturity, at amortized cost (estimated fair value of $33,769 in 2007 and $39,416 in 2006)	33,758	39,922
Federal Home Loan Bank of New York (FHLB) stock	11,677	14,011
Loans (net of allowance for loan losses of $17,367 in 2007 and $16,784 in 2006)	1,289,641	1,205,243
Accrued interest and other receivables	15,252	16,921
Premises and equipment, net	27,356	21,669
Deferred income taxes, net	10,284	11,302
Bank owned life insurance	21,497	10,513
Goodwill	15,377	10,608
Other intangible assets	4,919	5,741
Other assets	4,373	4,403

TOTAL ASSETS	$2,330,748	$2,291,734

LIABILITIES
Deposits:
Non interest-bearing	$568,418	$644,447
Interest-bearing	1,244,124	981,994

Total deposits	1,812,542	1,626,441
Securities sold under repurchase agreements and other short-term borrowings	76,097	207,188
Other borrowings	210,844	249,371
Accrued interest and other liabilities	27,578	23,168

TOTAL LIABILITIES	2,127,061	2,106,168

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common Stock, $0.20 par value; authorized 25,000,000 shares; outstanding 9,841,890 and 8,945,124 shares in 2007 and 2006, respectively	2,091	1,880
Additional paid-in capital	227,173	202,963
Retained earnings	2,369	2,437
Accumulated other comprehensive loss	(4,366)	(6,910)
Treasury stock, at cost; 611,136 and 452,646 shares in 2007 and 2006, respectively	(23,580)	(14,804)

Total stockholders’ equity	203,687	185,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,330,748	$2,291,734

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-In	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2005	7,359,160	$1,680	$(29,313)	$185,438	$1,492	$365	$159,662
Net income					30,945		30,945
Grants and exercises of stock options, net of tax	142,415	28		4,698			4,726
Purchase of treasury stock	(110,126)		(5,492)				(5,492)
Sale of treasury stock	7,473		217	65			282
Stock dividend	739,830	148		17,171	(17,319)		—
Cash dividends					(13,687)		(13,687)
Accrued benefit liability adjustment, net of tax						261	261
Net unrealized loss on securities available for sale						(6,908)	(6,908)

Balance at December 31, 2005	8,138,752	1,856	(34,588)	207,372	1,431	(6,282)	169,789
Net income					34,059		34,059
Grants and exercises of stock options, net of tax	116,319	24		4,510			4,534
Purchase of treasury stock	(129,703)		(6,593)				(6,593)
Sale of treasury stock	5,730		180	61			241
Stock dividend	814,026		26,197	(8,980)	(17,217)		—
Cash dividends					(15,836)		(15,836)
Accrued benefit liability adjustment, net of tax						(13)	(13)
Adjustment for the initial application of SFAS No. 158, net of tax						(1,144)	(1,144)
Net unrealized gain on securities available for sale						529	529

Balance at December 31, 2006	8,945,124	1,880	(14,804)	202,963	2,437	(6,910)	185,566
Net income					34,483		34,483
Grants and exercises of stock options, net of tax	160,766	32		7,041			7,073
Purchase of treasury stock	(193,361)		(10,109)				(10,109)
Sale of treasury stock	34,871		1,333	562			1,895
Stock dividend	894,490	179		16,607	(16,786)		—
Cash dividends					(17,765)		(17,765)
Accrued benefit liability adjustment, net of tax						(607)	(607)
Net unrealized gain on securities available for sale						3,151	3,151

Balance at December 31, 2007	9,841,890	$2,091	$(23,580)	$227,173	$2,369	$(4,366)	$203,687

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005
Dollars in thousands

		2006	2005
		As Restated	As Restated
	2007	See Note 17	See Note 17

Operating Activities:
Net income	$34,483	$34,059	$30,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,470	2,130	2,059
Depreciation and amortization	2,878	2,572	2,000
Realized loss on security transactions, net	559	199	1,158
Amortization of premiums on securities, net	389	598	2,662
Increase in cash value of bank owned life insurance	(581)	(427)	(474)
Amortization of other intangible assets	822	822	264
Stock option expense and related tax benefits	995	944	550
Deferred taxes (benefit)	(998)	1,283	(821)
Increase in deferred loan fees	142	365	354
Decrease (increase) in accrued interest and other receivables	1,669	(4,296)	(1,454)
Decrease (increase) in other assets	30	(799)	(340)
Excess tax benefits from share based payment arrangements	(239)	(247)	(257)
Increase in accrued interest and other liabilities	4,410	3,444	1,937
(Increase) decrease in accrued benefit liability adjustment	(1,012)	(1,921)	437

Net cash provided by operating activities	45,017	38,726	39,020

Investing Activities:
(Increase) decrease in short term investments	(87,196)	5,471	(11,629)
Increase (decrease) in FHLB stock	2,334	(339)	534
Proceeds from maturities of securities available for sale	178,701	165,145	144,797
Proceeds from maturities of securities held to maturity	6,205	10,282	20,919
Proceeds from sales of securities available for sale	3,003	45,634	50,032
Purchases of securities available for sale	(45,876)	(254,629)	(240,105)
Decrease in payable for securities purchased	—	—	(491)
Net increase in loans	(86,010)	(197,921)	(149,737)
Net purchases of premises and equipment	(8,565)	(10,650)	(1,524)
Premiums paid on bank owned life insurance	(10,403)	(680)	(705)
Increase in goodwill	(4,769)	(4,544)	(1,573)
Increase in other intangible assets	—	(3,907)	—

Net cash used in investing activities	(52,576)	(246,138)	(189,482)

Financing Activities:
Net increase in deposits	186,101	218,445	172,655
Repayment of other borrowings	(38,527)	(51,276)	(24)
Proceeds from other borrowings	—	37,550	—
Net (decrease) increase in securities sold under repurchase agreements and short term borrowings	(131,091)	35,073	7,643
Proceeds from issuance of common stock	6,078	3,590	4,176
Proceeds from sale of treasury stock	1,895	241	282
Cash dividends paid	(17,765)	(15,836)	(13,687)
Acquisition of treasury stock	(10,109)	(6,593)	(5,492)
Excess tax benefits from share based payment arrangements	239	247	257

Net cash (used in) provided by financing activities	(3,179)	221,441	165,810

(Decrease) Increase in Cash and Due from Banks	(10,738)	14,029	15,348
Cash and due from banks, beginning of year	61,805	47,776	32,428

Cash and due from banks, end of year	$51,067	$61,805	$47,776

Supplemental Disclosures:
Interest paid	$45,428	$39,567	$24,212
Income tax payments	19,452	19,089	16,135

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly owned subsidiaries, Hudson Valley Bank N.A. (“HVB”) and New York National Bank (“NYNB”), (collectively the “Company”). The Company acquired NYNB effective January 1, 2006 in a tax free stock purchase transaction for approximately $13.5 million in cash. At the time of the acquisition, including the effects of purchase accounting, NYNB had total assets of $136.5 million, net loans of $59.9 million and total deposits of $117.7 million. The Company offers a broad range of banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals. HVB, a national banking association headquartered in Westchester County, New York has 16 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, 1 in Queens County, New York 1 in Rockland County, New York and 1 in Fairfield County, Connecticut. NYNB, a national banking association headquartered in Bronx County, New York has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York. The Company also provides investment management services to its customers through its wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”), a Manhattan, New York based money management firm acquired in 2004. NYNB and ARS are not significant subsidiaries for purposes of disclosing additional information related to each acquisition. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. An estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans — Loans are reported at their outstanding principal balance, net of the allowance for loan losses, and deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the related loan or commitment as an adjustment to yield, or taken directly into income when the related loan is sold or commitment expires.

Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income,

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There were no interest rate contracts outstanding as of December 31, 2007 or 2006.

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2007 and 2006. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examination.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2007 and 2006 did not indicate impairment of its goodwill or identified intangible assets.

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

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

Earnings per Common Share — SFAS No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share. The statement requires disclosure of basic earnings per common share (i.e. common stock equivalents are not considered) and diluted earnings per common share (i.e. common stock equivalents are considered using the treasury stock method) on the face of the statement of income, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting solely of stock options, had been issued.

Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2007	2006	2005

Weighted average common shares:
Basic	9,789,018	9,847,917	9,822,647
Effect of stock options	392,494	316,389	348,027
Diluted	10,181,512	10,164,306	10,170,674

In December 2007, 2006 and 2005, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

Bank Owned Life Insurance — The Company has purchased life insurance policies on certain key executives. In accordance with Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance) (“EITF No. 06-5”), bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded bank owned life insurance at its cash surrender value.

Retirement Plans — Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Supplemental retirement plan expense allocates the benefits over years of service.

Recent Accounting Pronouncements

Fair Value Measurements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a framework for measuring the fair value of assets and

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and requires additional disclosure about fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 by the Company on January 1, 2008 did not have any impact on its consolidated results of operations and financial condition.

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

Accounting for Purchases of Life Insurance — In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance) (“EITF No. 06-5”.) EITF No. 06-5 requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. In addition, EITF No. 06-5 requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 by the Company on January 1, 2007 did not have any impact on its consolidated results of operations and financial condition.

The Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value, with changes in fair value reported in earnings, and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 by the Company on January 1, 2008 did not have any impact on its consolidated results of operations and financial condition.

Other — Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2  Securities

	December 31,
	2007				2006
				Estimated				Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$107,083	$90	$384	$106,789	$137,180	$12	$2,711	$134,481
Mortgage-backed securities	384,711	628	6,464	378,875	480,955	167	9,165	471,957
Obligations of states and political subdivisions	204,184	3,555	191	207,548	209,502	3,427	676	212,253
Other debt securities	22,231	39	791	21,479	27,889	357	5	28,241

Total debt securities	718,209	4,312	7,830	714,691	855,526	3,963	12,557	846,932
Mutual funds and other equity securities	31,145	682	25	31,802	30,644	610	448	30,806

Total	$749,354	$4,994	$7,855	$746,493	$886,170	$4,573	$13,005	$877,738

	December 31,
	2007				2006
				Estimated				Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities	$28,626	$41	$178	$28,489	$34,791	—	$596	$34,195
Obligations of states and political subdivisions	5,132	148	—	5,280	5,131	$93	3	5,221

Total	$33,758	$189	$178	$33,769	$39,922	$93	$599	$39,416

At December 31, 2007, securities having a stated value of approximately $383,518 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Gross proceeds from sales of securities available for sale were $3,003 in 2007, $45,634 in 2006 and $50,032 in 2005. These sales resulted in net pretax gains of $58 in 2007 and net pretax losses of $199 and $1,158 in 2006 and 2005, respectively. Applicable income taxes relating to such transactions were $24 in 2007, $(81) in 2006 and $(472) in 2005. In 2007, the Company recorded a pretax adjustment of $617 related to other than temporary impairment of an investment in a mutual fund acquired in 2002. This adjustment represented approximately 2.7 percent of the book value of the investment and was related to persistent negative effects of interest rates on the fund’s mortgage-backed securities portfolio and cash flow. The adjustment was not a result of any credit related issues in the fund’s underlying investment portfolio. There were applicable income taxes of $(250) related to this adjustment.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006 (in thousands):

December 31, 2007

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasury and government agencies	$4,997	$1	$73,762	$383	$78,759	$384
Mortgage-backed securities	43,692	487	207,645	5,977	251,337	6,464
Obligations of states and political subdivisions	8,327	42	21,662	149	29,989	191
Other debt securities	19,887	791	—	—	19,887	791

Total debt securities	76,903	1,321	303,069	6,509	379,972	7,830
Mutual funds and other equity securities	77	16	27	9	104	25

Total temporarily impaired securities	$76,980	$1,337	$303,096	$6,518	$380,076	$7,855

Classified as Held to Maturity
Mortgage-backed securities	$4,951	$116	$7,219	$62	$12,170	$178
Obligations of states and political subdivisions	—	—	—	—	—	—

Total temporarily impaired securities	$4,951	$116	$7,219	$62	$12,170	$178

December 31, 2006

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Classified as Available for Sale	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and government agencies	$96,800	$2,611	$35,160	$100	$131,960	$2,711
Mortgage-backed securities	306,940	8,203	139,334	962	446,274	9,165
Obligations of states and political subdivisions	32,521	536	30,624	140	63,145	676
Other debt securities	—	—	552	5	552	5

Total debt securities	436,261	11,350	205,670	1,207	641,931	12,557
Mutual funds and other equity securities	29,593	443	12	5	29,605	448

Total	$465,854	$11,793	$205,682	$1,212	$671,536	$13,005

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Held to Maturity
Mortgage-backed securities	$28,539	$547	$6,252	$49	$34,791	$596
Obligations of states and political subdivisions	275	2	183	1	458	3

Total	$28,814	$549	$6,435	$50	$35,249	$599

The Company has the ability and intent to hold its securities to maturity or to recovery of cost. There have been no downgrades in credit ratings of securities in the Company’s portfolio, and all of the Company’s securities continue to be readily marketable. Based on these and other factors, the Company has concluded that the impairment in the market value of the above securities is primarily the result of changes in interest rates since the securities were acquired and is considered to be temporary in nature. The total number of securities in the Company’s portfolio that were in an unrealized loss position was 262 and 515 at December 31, 2007 and 2006, respectively.

The contractual maturity of all debt securities held at December 31, 2007 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Contractual Maturity
Within 1 year	$146,724	$146,518
After 1 but within 5 years	107,554	108,869
After 5 but within 10 years	83,530	84,873
After 10 years	822	836
Mortgage-backed Securities	413,337	407,364

Total	$751,967	$748,460

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

	2007	2006
	Contract	Contract
	Amount	Amount

Credit commitments-variable	$375,052	$297,427
Credit commitments-fixed	3,698	3,234
Guarantees written	12,898	14,637

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates, generally ranging from 6.00% to 12.00%. Guarantees written generally have terms up to one year.

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

Concentrations of credit risk (whether on or off-balance-sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer or counterparty. A geographic concentration arises because the Company operates principally in Westchester County and Bronx County, New York. Loans and credit commitments collateralized by real estate including all loans where real estate is either primary or secondary collateral are as follows:

	Residential	Commercial
	Property	Property	Total

2007
Loans	$351,500	$758,218	$1,109,718
Credit commitments	150,771	133,029	283,800

	$502,271	$891,247	$1,393,518

2006
Loans	$327,301	$747,204	$1,074,505
Credit commitments	100,589	97,748	198,337

	$427,890	$844,952	$1,272,842

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4  Loans

The loan portfolio is comprised of the following:

	December 31
	2007	2006

Real Estate:
Commercial	$355,044	$290,185
Construction	211,837	252,941
Residential	324,488	289,553
Commercial and industrial	377,042	355,214
Individuals	29,686	28,777
Lease financing	12,463	8,766

Total	1,310,560	1,225,436
Deferred loan fees	(3,552)	(3,409)
Allowance for loan losses	(17,367)	(16,784)

Loans, net	$1,289,641	$1,205,243

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

A summary of the activity in the allowance for loan losses follows:

	December 31
	2007	2006	2005

Balance, beginning of year	$16,784	$13,525	$11,801
Add (deduct):
Provision for loan losses	1,470	2,130	2,059
Amount acquired	—	1,529	—
Recoveries on loans previously charged-off	154	45	36
Charge-offs	(1,041)	(445)	(371)

Balance, end of year	$17,367	$16,784	$13,525

The recorded investment in impaired loans at December 31, 2007 was $11,669 for which an allowance of $1,777 has been established. The recorded investment in impaired loans at December 31, 2006 was $5,572, for which an allowance of $1,795 had been established. Impaired loans for which the above allowances were established totaled $4,354 and $3,444 as of December 31, 2007 and 2006, respectively. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

The average investment in impaired loans during 2007, 2006 and 2005 was $9,089, $5,320, and $3,745, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-accrual loans at December 31, 2007, 2006 and 2005 and related interest income are summarized as follows:

	2007	2006	2005

Amount	$10,719	$5,572	$3,837
Interest income recorded	—	—	—
Interest income that would have been recorded under the original contract terms	933	474	283

Non-accrual loans at December 31, 2007 and 2006 include $10,719 and $5,572, respectively, of loans considered to be impaired under SFAS No. 114.

There were no restructured loans at December 31, 2007, 2006 or 2005.

Loans made directly or indirectly to employees, directors or principal shareholders were approximately $23,792 and $16,894 at December 31, 2007 and 2006, respectively. During 2007, new loans granted to these individuals totaled $7,635 and payments totaled $737.

5  Premises and Equipment

A summary of premises and equipment follows:

	December 31
	2007	2006

Land	$2,589	$2,589
Buildings	18,679	18,368
Leasehold improvements	6,319	5,663
Furniture, fixtures and equipment	20,849	19,862
Automobiles	671	665

Total	49,107	47,147
Less accumulated depreciation and amortization	(21,751)	(25,479)

Premises and equipment, net	$27,356	$21,668

Depreciation and amortization expense totaled $2,878, $2,572 and $2,000 in 2007, 2006 and 2005, respectively.

6	Goodwill and Other Intangible Assets

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

Also, at the time of this acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. In December 2005, November 2006 and November 2007, the Company made the first three of these additional payments in the amounts of $1,572, $3,016 and $4,918 respectively. The deferred income tax effects related to timing differences between the book and tax bases of identified intangible assets and goodwill deductible for tax purposes are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31, 2007 and 2006.

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deposit Premium	$3,907	$1,116	$3,907	$558
Customer Relationships	2,470	618	2,470	427
Employment Related	516	240	516	166

Total	$6,893	$1,974	$6,893	$1,151

Intangible assets amortization expense was $822 for both 2007 and 2006 and $264 for 2005. The estimated annual intangible assets amortization expense in each of the five years subsequent to December 31, 2007 is as follows:

Year	Amount
2008	$822
2009	822
2010	822
2011	803
2012	748

Goodwill was $15,377 and $10,608 at December 31, 2007 and 2006, respectively. Cumulative deferred tax on goodwill deductible for tax purposes was $595 and $324 at December 31 2007 and 2006, respectively.

7	Deposits

The following table presents a summary of deposits at December 31:

	(000’s)
	2007	2006

Demand deposits	$568,418	$644,447
Money Market accounts	730,429	417,089
Savings accounts	93,331	95,741
Time deposits of $100,000 or more	202,151	197,794
Time deposits of less than $100,000	60,493	112,089
Checking with interest	157,720	159,281

Total Deposits	$1,812,542	$1,626,441

The balance of money market accounts at December 31, 2007 included a deposit of approximately $97.0 million that the Company considered to be temporary. These funds were withdrawn in February 2008. The balance of time deposits at December 31, 2006 included $50.0 million of brokered deposits.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, certificates of deposit and other time deposits of $100,000 or more totaled $202.2 million and $197.8 million, respectively. At December 31, such deposits classified by time remaining to maturity were as follows:

	(000’s)
	2007	2006

3 months or less	$141,688	$142,844
Over 3 months through 6 months	25,329	22,544
Over 6 months through 12 months	34,702	32,406
Over 12 months	432	—

Total	$202,151	$197,794

8  Borrowings

Borrowings with original maturities of one year or less totaled $76.1 million and $207.2 million at December 31, 2007 and 2006, respectively. Such short-term borrowings consisted of $75.3 million of customer repurchase agreements and note options on Treasury, tax and loan of $0.8 million at December 31, 2007 and $117.3 million of broker repurchase agreements, $75.4 million of customer repurchase agreements, $14.0 million of overnight borrowing and note options on Treasury, tax and loan of $0.5 million at December 31, 2006. Other borrowings totaled $210.8 million and $249.4 million at December 31, 2007 and 2006, respectively, which consisted of fixed rate borrowings of $189.2 million and $227.8 million from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21.6 million and $21.6 million at December 31, 2007 and 2006, respectively.

The callable borrowings from FHLB mature beginning in 2008 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2008 and quarterly thereafter. A non callable borrowing of $1.3 million matures in 2027 and a non callable borrowing of $20.0 million matures in 2011.

Interest expense on all borrowings totaled $18.1 million, $22.7 million and $16.4 million in 2007, 2006 and 2005, respectively. The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of securities sold under agreements to repurchase and FHLB borrowings for each of the years:

	2007	2006	2005

Average balance:
Short-term	$167,255	$234,959	$170,072
Other Borrowings	230,014	258,308	263,108
Weighted average interest rate:
Short-term	4.7%	4.8%	2.9%
Other Borrowings	4.5	4.5	4.4
Maximum month-end outstanding amount:
Short-term	$254,581	$289,575	$200,423
Other Borrowings	249,369	264,395	263,119

As of December 31, 2007 and 2006, these borrowings were collateralized by loans and securities with an estimated fair value of $321.5 million and $499.6 million, respectively.

At December 31, 2007, the Company had available unused short-term lines of credit of $200 million from a large New York based investment banking firm, $186 million from the FHLB and $85 million from correspondent banks. In addition, the Company had $410 million in available borrowings under Retail CD Agreements with two major investment banking firms, all of which are subject to various terms and conditions.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9  Income Taxes

A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31
	2007		2006		2005

Income tax at statutory rate	$18,442	35.0%	$18,233	35.0%	$16,444	35.0%
State income tax, net of Federal benefit	2,704	5.1	2,746	5.3	2,529	5.3
Tax-exempt interest income	(2,914)	(5.5)	(2,970)	(5.7)	(2,918)	(6.2)
Non-deductible expenses and other	27	0.1	26	—	(17)	—

Provision for income taxes	$18,259	34.7%	$18,035	34.6%	$16,038	34.1%

The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31
	2007	2006	2005

Federal:
Current	$15,007	$14,786	$12,823
Deferred	(880)	(991)	(650)
State and Local:
Current	4,473	4,591	4,037
Deferred	(341)	(351)	(172)

Total	$18,259	$18,035	$16,038

The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2007		December 31, 2006
	Asset	Liability	Asset	Liability

Allowance for loan losses	$7,028		$6,743
Supplemental pension benefit	3,042		2,535
Accrued benefit liability	1,641		1,235
Securities available for sale	955		3,375
Interest on non-accrual loans	421		345
Deferred compensation	413		587
Share based compensation costs	186		191
Other	111			(29)
Intangible Assets		(1,911)		(1,936)
Property and equipment		$(1,602)		$(1,744)

Total	$13,797	$(3,513)	$15,011	$(3,709)

Net deferred tax asset	$10,284		$11,302

In connection with the acquisition of New York National Bank on January 1, 2006, the Company recorded $2,488 of net deferred tax liabilities, which included liabilities of $1,819 related to the write up of banking premises

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to market value and $1,804 related to a core deposit intangible asset, partially offset by deferred tax assets of $537 related to the allowance for loan losses, $265 related to unrealized losses on the NYNB securities portfolios and $333 of other deferred tax assets.

In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of Limitations for years after 2002. The Company is currently open to audit by New York State under the statute of limitations for years after 2004.

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

The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of both January 1, 2007 and December 31, 2007, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the year ended December 31, 2007.

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

Management believes, as of December 31, 2007, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the capital requirements and capital position at December 31, 2007 and 2006:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
Capital Ratios:	Amount	Ratio	Amount	Ratio	Amount	Ratio

HVB Only:
As of December 31, 2007:
Total Capital (To Risk Weighted Assets)	$190,043	13.5%	$112,612	8.0%	$140,765	10.0%
Tier 1 Capital (To Risk Weighted Assets)	173,936	12.4	56,306	4.0	84,459	6.0
Tier 1 Capital (To Average Assets)	173,936	8.2	84,909	4.0	106,137	5.0
As of December 31, 2006:
Total Capital (To Risk Weighted Assets)	$182,502	13.5%	$108,126	8.0%	$135,157	10.0%
Tier 1 Capital (To Risk Weighted Assets)	166,901	12.3	54,063	4.0	81,094	6.0
Tier 1 Capital (To Average Assets)	166,901	7.8	85,808	4.0	107,260	5.0

NYNB Only:
As of December 31, 2007:
Total Capital (To Risk Weighted Assets)	$11,103	12.6%	$7,054	8.0%	$8,817	10.0%
Tier 1 Capital (To Risk Weighted Assets)	9,991	11.3	3,527	4.0	5,290	6.0
Tier 1 Capital (To Average Assets)	9,991	7.1	5,590	4.0	6,987	5.0
As of December 31, 2006:
Total Capital (To Risk Weighted Assets)	$10,576	13.7%	$6,159	8.0%	$7,699	10.0%
Tier 1 Capital (To Risk Weighted Assets)	9,604	12.5	3,079	4.0	4,619	6.0
Tier 1 Capital (To Average Assets)	9,604	7.0	5,524	4.0	6,905	5.0

	Actual		Minimum For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

Consolidated:
As of December 31, 2007:
Total Capital (To Risk Weighted Assets)	$205,297	13.8%	$119,264	8.0%
Tier 1 Capital (To Risk Weighted Assets)	187,930	12.6	59,632	4.0
Tier 1 Capital (To Average Assets)	186,949	8.3	90,510	4.0
As of December 31, 2006:
Total Capital (To Risk Weighted Assets)	$192,642	13.5%	$114,017	8.0%
Tier 1 Capital (To Risk Weighted Assets)	175,857	12.3	57,009	4.0
Tier 1 Capital (To Average Assets)	175,857	7.8	90,681	4.0

As of December 31, 2007, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed either institution’s category.

In addition, pursuant to Rule 15c3-1 of the Securities and Exchange Commission, ARS is required to maintain minimum “net capital” as defined under such rule. As of December 31, 2007 ARS exceeded its minimum capital requirement.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Dividend

In December 2007 and 2006 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

The following table summarizes stock option activity for 2007. Shares and per share amounts have been adjusted to reflect the effect of the 10% stock dividend in 2007.

				Weighted
			Aggregate	Average
	Shares	Weighted Average	Intrinsic	Remaining
	Underlying	Exercise Price	Value(1)	Contractual
Outstanding Options	Options	Per Share	($000s)	Term (Yrs.)

As of December 31, 2006	1,026,374	$24.84
Granted	197,173	51.41
Cancelled or expired	(20,617)	45.13
Exercised	(176,340)	34.47

As of December 31, 2007	1,026,590	$27.88	24,756	6.1
Exercisable as of December 31, 2007	710,054	$24.44	19,566	5.3
Available for future grant	868,202

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company’s stock.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2007:

				Weighted Average
			Number	Remaining
	Exercise Price		of	Life	Exercise
	Range		Options	(yrs)	Price

	$11.70	$22.96	373,973	3.5	$18.90
	$23.12	$29.20	370,564	6.6	$26.38
	$33.06	$53.91	282,053	8.8	$41.78

Total Options Outstanding	$11.70	$53.91	1,026,590	6.1	$27.88
Exercisable	$11.70	$52.84	710,054	5.3	$24.44
Not Exercisable	$22.70	$53.91	316,536	7.9	$35.60

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31
	2007	2006	2005

Weighted average assumptions:
Dividend yield	3.6%	4.4%	4.5%
Expected volatility	30.9%	9.8%	5.8%
Risk-free interest rate	3.8%	4.6%	3.6%
Expected lives	2.5	4.8	4.9

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

The per share weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $7.69, $3.14 and $0.71, respectively. Net compensation expense of $756, $698 and $293 related to the Company’s stock option plans was included in net income for the years ended December 30, 2007, 2006 and 2005, respectively. The total tax benefit related thereto was $108, $213 and $84, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $1,036 at December 31, 2007. This expense is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents a summary status of the Company’s non-vested options as of December 31, 2007, and changes during the year then ended. Shares and per share amounts have been adjusted to reflect the effects of the 10% stock dividends in 2007 and 2006:

		Weighted-Average Grant
	Number of	Date Fair
	Shares	Value

Nonvested at December 31, 2006	313,128	33.20
Granted	101,498	61.52
Vested	(79,292)	40.06
Forfeited or Expired	(18,798)	50.52

Nonvested at December 31, 2007	316,536	39.53

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12  Benefit Plans

The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations include 5 percent of each participant’s earnings during the year. Pension costs charged to other operating expenses totaled approximately $765, $754 and $694 in 2007, 2006 and 2005, respectively.

The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Company matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $145, $123 and $113 in 2007, 2006 and 2005, respectively.

The Company does not offer its own stock as an investment to participants of the Employees’ Savings Plan. The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s Stock.

Additional retirement benefits are provided to certain officers and directors of HVB pursuant to unfunded supplemental plans. Costs for the supplemental pension plans totaled $1,861, $1,239 and $1,140 in 2007, 2006 and 2005, respectively. The Company uses a December 31 measurement date for its supplemental pension plans.

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

The following tables set forth the status of the Company’s plans as of December 31:

	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$9,307	$8,309
Service cost	404	307
Interest cost	565	523
Amendments	—	340
Actuarial (gain) loss	1,905	340
Benefits paid	(611)	(513)

Benefit obligation at end of year	11,570	9,306

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on assets	—	—
Employer contributions	611	513
Benefits paid	(611)	(513)

Fair value of plan assets at end of year	—	—

Amounts recognized in accumulated comprehensive income at December 31 consist of:

	2007	2006

Net actuarial loss	$3,709	$2,455
Prior service cost	394	634

	$4,103	$3,089

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation was $9,934 and $8,034 at December 31, 2007 and 2006, respectively.

	2007	2006

Weighted average assumptions:
Discount rate	5.25%	6.25%
Expected return on plan assets	—	—
Rate of compensation increase	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$404	$307
Interest cost	565	523
Expected return on plan assets	—	—
Amortization of transition obligation	95	95
Amortization of prior service cost	145	147
Amortization of net loss	652	167

Net periodic benefit cost	$1,861	$1,239

Net loss	1,157	—
Amortization of prior service cost	(145)	—

Total recognized in other comprehensive income	1,012	—

Total recognized in net periodic benefit cost and other comprehensive income	$2,873	$—

The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are $289 and $123.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits

2008	$611
2009	684
2010	853
2011	680
2012	865
Years 2013-2017	5,060

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13  Commitments, Contingent Liabilities and Other Disclosures

The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year Ending December 31,

2008	$3,288
2009	3,334
2010	3,340
2011	2,376
2012	2,316
Thereafter	9,667

Total minimum future rentals	$24,321

Rent expense for premises and equipment was approximately $2,681, $2,360 and $1,597 in 2007, 2006 and 2005 respectively.

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

Cash Reserve Requirements

HVB and NYNB are required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $2,280 for HVB and $815 for NYNB at December 31, 2007.

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

General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, primarily in the New York metropolitan area. For the years ended December 31, 2007, 2006 and 2005, there is no customer that accounted for more than 10% of the Company’s revenue.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15  Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2007 and 2006 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

	December 31
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$150.1	$150.1	$73.7	$73.7
Securities, FHLB stock and accrued interest	797.0	797.0	937.8	937.3
Loans and accrued interest	1,314.8	1,336.8	1,230.3	1,224.8
Liabilities:
Deposits with no stated maturity and accrued interest	1,553.8	1,553.8	1,318.0	1,318.0
Time deposits and accrued interest	263.7	265.7	311.4	313.4
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	76.1	76.1	208.1	208.1
Other borrowings and accrued interest	211.8	206.4	250.6	250.3
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

16  Condensed Financial Information of Hudson Valley Holding Corp.
(Parent Company Only)

Condensed Balance Sheets
December 31, 2007 and 2006
Dollars in thousands

	2007	2006

Assets
Cash	$4,954	$350
Investment in subsidiaries	198,100	184,576
Other assets	25	—
Equity securities	1,199	1,289

Total Assets	$204,278	$186,215

Liabilities and Stockholders’ Equity
Other liabilities	$591	$649
Stockholders’ equity	203,687	185,566

Total Liabilities and Stockholders’ Equity	$204,278	$186,215

Condensed Statements of Income
For the years ended December 31, 2007, 2006 and 2005
Dollars in thousands

	2007	2006	2005

Dividends from subsidiaries	$24,708	$32,955	$14,255
Dividends from equity securities	65	61	50
Other income	12	24	3
Operating expenses	234	537	506

Income before equity in undistributed earnings in the subsidiaries	24,551	32,503	13,802
Equity in undistributed earnings of the subsidiaries	9,932	1,556	17,143

Net Income	$34,483	$34,059	$30,945

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
Dollars in thousands

	2007	2006	2005

Operating Activities:
Net income	$34,483	$34,059	$30,945
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(9,932)	(1,556)	(17,143)
Increase in other assets	(25)	—	—
Increase (decrease) in other liabilities	(20)	(121)	195
Other changes, net	(11)	(38)	(3)

Net cash provided by operating activities	24,495	32,344	13,994

Investing Activities:
Proceeds from sales of equity securities	19	29	3
Purchase of equity securities including acquisition of New York National Bank	(9)	(13,520)	(6)

Net cash provided (used) in investing activities	10	(13,491)	(3)

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	7,973	3,831	4,458
Purchase of treasury stock	(10,109)	(6,593)	(5,492)
Cash dividends paid	(17,765)	(15,836)	(13,687)

Net cash used in financing activities	(19,901)	(18,598)	(14,721)

Increase (decrease) in Cash and Due from Banks	4,604	255	(730)
Cash and due from banks, beginning of year	350	95	825

Cash and due from banks, end of year	$4,954	$350	$95

17  Restatement

In preparing the Company’s Consolidated Financial Statements for the year ended December 31, 2007, the Company determined that it’s previously issued Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 contained errors resulting primarily from the misclassification of changes in bank owned life insurance, goodwill and intangible assets as operating cash flows rather than investing activities. These errors resulted in an understatement of cash provided by operating activities and a corresponding understatement of cash used in investing activities for the periods described above. These errors had no affect on (Decrease) Increase in Cash and Due from Banks or Cash and due from banks, end of year in either of the years restated.

These errors also had no affect on the Company’s net interest income, net income, earnings per share, total assets or total stockholders’ equity. Accordingly, the Company’s capital ratios remain unchanged.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary presentation of the affects of the restatement on the Consolidated Statements of Cash Flows for the years ended 2006 and 2005 is presented below.

	As
	Previously		As
(Dollars in thousands)	Presented	Adjustment	Restated

For the year ended December 31, 2006:
Increase in cash value of bank owned life insurance	—	$(427)	$(427)
Amortization of other intangible assets	—	822	822
Deferred tax (benefit)	$959	324	1,283
Decrease (increase) in other assets	(9,211)	8,412	(799)
Net cash provided by operating activities	29,595	9,131	38,726
Premiums paid on bank owned life insurance	—	(680)	(680)
Increase in goodwill	—	(4,544)	(4,544)
Increase in other intangible assets	—	(3,907)	(3,907)
Net cash used in investing activities	(237,007)	(9,131)	(246,138)
For the year ended December 31, 2005:
Increase in cash value of bank owned life insurance	—	$(474)	$(474)
Amortization of other intangible assets	—	264	264
Deferred tax (benefit)	$(671)	(150)	(821)
Decrease (increase) in other assets	(2,978)	2,638	(340)
Net cash provided by operating activities	36,742	2,278	39,020
Premiums paid on bank owned life insurance	—	(705)	(705)
Increase in goodwill	—	(1,573)	(1,573)
Net cash used in investing activities	(187,204)	(2,278)	(189,482)

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2007, there has not been any change that has effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Companys internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting. That report is included under the heading, Report of Independent Registered Public Accounting Firm.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for the Board of Directors”, “Executive Officers”, “Corporate Governance” and “Required Reporting of Transactions” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Outstanding Equity Awards at Fiscal Year End” and “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement is incorporated herein by reference.

The following table sets forth information regarding the Company’s Stock Option Plans as of December 31, 2007:

	Number of		Number of
	Shares to		Shares Remaining
	be Issued		Available for
	Upon Exercise	Weighted-Average Exercise	Future Issuance Under
	of	Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity compensation plans approved by stockholders	1,026,590	$27.88	868,202

Equity compensation plans not approved by stockholders	—	—	—

All equity compensation plans have been approved by the Company’s stockholders. Additional details related to the Company’s equity compensation plans are provided in Notes 10 and 11 to the Company’s consolidated financial statements presented in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm Fees” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Balance Sheets at December 31, 2007 and 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(8)
3.2	By-Laws of Hudson Valley Holding Corp.(7)
3.3	Specimen of Common Stock Certificate(7)
4.1	Specimen Stock Restriction Agreement Between the Company and a Shareholder who Acquired Shares from the Company or a Shareholder Subject to the Agreement(6)
10.1	Hudson Valley Bank Amended and Restated Directors Retirement Plan Effective May 1, 2004(2)
10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan, effective December 1, 1995*(7)
10.3	Hudson Valley Bank Supplemental Retirement Plan of 1997*(7)
10.4	2002 Stock Option Plan*(1)
10.5	Specimen Non-Statutory Stock Option Agreement*(7)
10.6	Specimen Incentive Stock Option Agreement*(5)
10.7	Consulting Agreement Between the Company and Director John A. Pratt, Jr.*(7)
10.8	Acquisition Agreement dated June 29, 2004 by and among the shareholders of A. R. Schmeidler & Co., Inc., as Sellers, A. R. Schmeidler & Co., Inc., Hudson Valley Bank, as Buyer, and Hudson Valley Holding Corp.(3)
10.9	Agreement and Plan of Consolidation, dated December 23, 2004, between Hudson Valley Holding Corp., a New York corporation and registered bank holding company and New York National Bank, a national banking association.(4)
11	Statements re: Computation of Per Share Earnings(9)
21	Subsidiaries of the Company(9)
23	Consents of Experts and Counsel(9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
 *  Management contract and compensatory plan or arrangement

(1)	Incorporated herein by reference in this document to Appendix A and Exhibit A to Appendix A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders

(2)	Incorporated herein by reference in this document to the Form 10-Q filed on May 10, 2004

(3)	Incorporated herein by reference in this document to the Form 8-K filed on June 30, 2004

(4)	Incorporated herein by reference in this document to the Form 8-K filed on December 27, 2004

(5)	Incorporated herein by reference in this document to the Form 10-K filed on March 11, 2005

(6)	Incorporated herein by reference in the document to the Form 10-Q filed on August 9, 2006

(7)	Incorporated herein by reference in the document to the Form 10-K filed on March 15, 2007

(8)	Incorporated herein by reference in the document to the Form 10-Q filed November 9, 2007

(9)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 14, 2008

By:	/s/ James J. Landy
James J. Landy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2008 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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

/s/  Adam Ifshin
Adam Ifshin
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