Form 10-Q
period 2008-03-31
HUDSON VALLEY HOLDING CORP
filed 2008-05-12
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

Commission File No. 030525

HUDSON VALLEY HOLDING CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, NY 10707
(Address of principal executive office with zip code)

914-961-6100
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a Smaller Reporting Company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 1, 2008
Common stock, par value $0.20 per share	9,915,071

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 CONDENSED FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4 CONTROLS AND PROCEDURES	30

PART II — OTHER INFORMATION
ITEM 1A RISK FACTORS	31
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 6 EXHIBITS	31

SIGNATURES	32
EX-3.2: BY-LAWS OF HUDSON VALLEY HOLDING CORP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	March 31,
	2008	2007

Interest Income:
Loans, including fees	$25,302	$25,671
Securities:
Taxable	6,882	8,849
Exempt from Federal income taxes	2,244	2,291
Federal funds sold	627	200
Deposits in banks	46	45

Total interest income	35,101	37,056

Interest Expense:
Deposits	6,418	6,069
Securities sold under repurchase agreements and other short-term borrowings	480	3,059
Other borrowings	2,328	2,792

Total interest expense	9,226	11,920

Net Interest Income	25,875	25,136
Provision for loan losses	331	555

Net interest income after provision for loan losses	25,544	24,581

Non Interest Income:
Service charges	1,526	1,294
Investment advisory fees	2,725	1,972
Gain (loss) on securities available for sale, net	(485)	19
Other income	521	295

Total non interest income	4,287	3,580

Non Interest Expense:
Salaries and employee benefits	9,940	8,895
Occupancy	1,759	1,632
Professional services	1,134	1,180
Equipment	1,007	727
Business development	493	502
FDIC assessment	89	42
Other operating expenses	2,564	2,437

Total non interest expense	16,986	15,415

Income Before Income Taxes	12,845	12,746
Income Taxes	4,398	4,445

Net Income	$8,447	$8,301

Basic Earnings Per Common Share	$0.86	$0.84
Diluted Earnings Per Common Share	0.82	0.82

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,
	2008	2007

Net Income	$8,447	$8,301
Other comprehensive income (loss), net of tax:
Unrealized holding gain on securities available for sale arising during the period	8,491	2,583
Income tax effect	(3,209)	(1,045)

	5,282	1,538

Reclassification adjustment for net loss (gain) realized on securities available for sale	485	(19)
Income tax effect	(196)	8

	289	(11)

Unrealized holding gain on securities, net	5,571	1,527

Accrued benefit liability adjustment	174	(202)
Income tax effect	(70)	81

	104	(121)

Other comprehensive gain	5,675	1,406

Comprehensive Income	$14,122	$9,707

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except per share and share amounts

	March 31,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$51,990	$51,067
Federal funds sold	66,108	99,054
Securities available for sale, at estimated fair value (amortized cost of $710,357 in 2008 and $749,354 in 2007)	716,472	746,493
Securities held to maturity, at amortized cost (estimated fair value of $33,193 in 2008 and $33,769 in 2007)	32,667	33,758
Federal Home Loan Bank of New York (FHLB) Stock	13,027	11,677
Loans (net of allowance for loan losses of $16,227 in 2008 and $17,367 in 2007)	1,361,768	1,289,641
Accrued interest and other receivables	15,921	15,252
Premises and equipment, net	28,578	27,356
Other real estate owned	1,900	—
Deferred income taxes, net	6,700	10,284
Bank owned life insurance	22,082	21,497
Goodwill	15,377	15,377
Other intangible assets	4,714	4,919
Other assets	4,367	4,373

TOTAL ASSETS	$2,341,472	$2,330,748

LIABILITIES
Deposits:
Non interest-bearing	$625,422	$568,418
Interest-bearing	1,154,163	1,244,124

Total deposits	1,779,585	1,812,542
Securities sold under repurchase agreements and other short-term borrowings	112,994	76,097
Other borrowings	210,837	210,844
Accrued interest and other liabilities	25,508	27,578

TOTAL LIABILITIES	2,129,087	2,127,061

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 9,860,288 and 9,841,890 shares in 2008 and 2007, respectively	2,103	2,091
Additional paid-in capital	228,892	227,173
Retained earnings	5,876	2,369
Accumulated other comprehensive income (loss), net	1,309	(4,366)
Treasury stock, at cost; 652,824 and 611,136 shares in 2008 and 2007, respectively	(25,795)	(23,580)

Total stockholders’ equity	212,385	203,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,341,472	$2,330,748

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2008 and 2007
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2008	9,841,890	$2,091	$(23,580)	$227,173	$2,369	$(4,366)	$203,687
Net income					8,447		8,447
Grants and exercises of stock options, net of tax	60,086	12		1,686			1,698
Purchase of treasury stock	(44,265)		(2,316)				(2,316)
Sale of treasury stock	2,577		101	33			134
Cash dividends					(4,940)		(4,940)
Accrued benefit liability adjustment, net of tax						104	104
Net unrealized gain on securities available for sale						5,571	5,571

Balance at March 31, 2008	9,860,288	$2,103	$(25,795)	$228,892	$5,876	$1,309	$212,385

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2007	8,945,124	$1,880	$(14,804)	$202,963	$2,437	$(6,910)	$185,566
Net income					8,301		8,301
Grants and exercises of stock options, net of tax	51,121	10		1,436			1,446
Purchase of treasury stock	(40,014)		(1,950)				(1,950)
Sale of treasury stock	1,058		35	17			52
Cash dividend					(4,397)		(4,397)
Accrued benefit liability adjustment, net of tax						(121)	(121)
Net unrealized gain on securities available for sale						1,527	1,527

Balance at March 31, 2007	8,957,289	$1,890	$(16,719)	$204,416	$6,341	$(5,504)	$190,424

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,
	2008	2007
		(as restated)

Operating Activities:
Net income	$8,447	$8,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	331	555
Depreciation and amortization	786	658
Realized loss (gain) on security transactions, net	485	(19)
Amortization of premiums on securities, net	66	124
Increase in cash value of bank owned life insurance	(195)	(75)
Amortization of other intangible assets	205	205
Stock option expense and related tax benefits	336	284
Deferred taxes (benefit)	109	(317)
Increase (decrease) in deferred loan fees, net	154	(38)
(Increase) decrease in accrued interest and other receivables	(469)	312
Decrease (increase) in other assets	6	(559)
Excess tax benefits from share based payment arrangements	(118)	(209)
Decrease in accrued interest and other liabilities	(2,070)	(1,918)
Decrease (increase) in accrued benefit liability adjustment	174	(201)

Net cash provided by operating activities	8,246	7,103

Investing Activities:
Decrease (increase) in short term investments	32,946	(110,884)
Increase in FHLB stock	(1,350)	(1,620)
Proceeds from maturities and paydowns of securities available for sale	77,429	35,024
Proceeds from maturities and paydowns of securities held to maturity	1,099	1,679
Purchases of securities available for sale	(38,991)	(15,299)
Net increase in loans	(74,512)	(2,979)
Net purchases of premises and equipment	(2,008)	(1,294)
Premiums paid on bank owned life insurance	(390)	(295)

Net cash used in investing activities	(5,777)	(95,668)

Financing Activities:
Net (decrease) increase in deposits	(32,794)	61,962
Net increase in securities sold under repurchase agreements and other short-term borrowings	36,897	29,868
Repayment of other borrowings	(7)	(6)
Proceeds from issuance of common stock	1,362	1,162
Excess tax benefits from share based payment arrangements	118	209
Proceeds from sale of treasury stock	134	52
Acquisition of treasury stock	(2,316)	(1,950)
Cash dividends paid	(4,940)	(4,397)

Net cash (used) in provided by financing activities	(1,546)	86,900

Increase (decrease) in Cash and Due from Banks	923	(1,665)
Cash and due from banks, beginning of period	51,067	61,805

Cash and due from banks, end of period	$51,990	$60,140

Supplemental Disclosures:
Interest paid	$9,624	$12,413
Income tax payments	4,945	5,120
Increase in other real estate owned	1,900	—

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank, N.A. (“HVB”), a national banking association headquartered in Westchester County, New York and New York National Bank (“NYNB”), a national banking association headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is the successor to Hudson Valley Bank, a New York State bank originally established in 1982. NYNB is a national banking association which the Company acquired effective January 1, 2006. For the period from January 1, 2006 to November 19, 2007 NYNB was operated as a New York State bank. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York and 1 in Fairfield County, Connecticut. . NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York. In the fourth quarter of 2007, HVB opened a full service branch at 875 Mamaroneck Avenue, Mamaroneck, New York and April 2008, HVB opened a full service branch at 112 West 34th Street, Manhattan, New York. HVB has also received regulatory approval to relocate its Queens, New York branch to 162-05 Crocheron Avenue, Flushing, New York. HVB has applied to the Office of the Comptroller of the Currency (“OCC”) to open full services branches at 500 West Putnam Avenue, Greenwich, Connecticut; 2000 Post Road, Fairfield, Connecticut; 420 Post Road West, Westport, Connecticut and 16 Court Street, Brooklyn, New York

The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income. ARS has offices at 500 Fifth Avenue in Manhattan, New York.

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

2.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2008 and the results of its operations, comprehensive income, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2008 and 2007. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007 and notes thereto.

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, consumer installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2008. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2007 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the three month period ended March 31, 2008 which would have required additional impairment evaluations.

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

Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire ten years from the date of grant. In accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation cost relating to share-based payment transactions is recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 7 herein for additional discussion.

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

Also, at the time of this acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. In December 2005, November 2006 and November 2007, the Company made the first three of these additional payments in the amounts of $1,572, $3,016 and $4,918, respectively. The deferred income tax effects related to temporary differences between the book and tax basis of identified intangible assets and goodwill deductible for tax purposes are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of March 31, 2008 and December 31, 2007.

	(000’s)
	March 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deposit Premium	$3,907	$1,256	$3,907	$1,116
Customer Relationships	2,470	665	2,470	618
Employment Related	516	258	516	240

Total	$6,893	$2,179	$6,893	$1,974

Intangible assets amortization expense was $206 for both three month periods ended March 31, 2008 and 2007. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the three years subsequent to December 31, 2007.

Goodwill was $15,377 at both March 31, 2008 and December 31, 2007.

4.  Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file various income tax returns in the U.S. federal jurisdiction and the New York State and New York City jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years 2004 through 2007. The Company is currently open to audit by New York State under the statute of limitations for the years 2006 and 2007.

The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of both January 1, 2007 and March 31, 2008, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the three months ended March 31, 2008.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$8,447	$8,301
Denominator:
Denominator for basic earnings per common share — weighted average shares	9,863,124	9,849,150
Effect of dilutive securities:
Stock options	392,494	320,018

Denominator for diluted earnings per common share — adjusted weighted average shares	10,255,618	10,169,168
Basic earnings per common share	$0.86	$0.84
Diluted earnings per common share	$0.82	$0.82
Dividends declared per share	$0.50	$0.45

In December 2007, the Company declared a 10% stock dividend. Share and per share amounts for 2007 have been retroactively restated to reflect the issuance of the additional shares.

6.  Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (dollars in thousands).

	Three Months
	Ended
	March 31,
	2008	2007

Service cost	$102	$94
Interest cost	144	140
Amortization of transition obligation	24	24
Amortization of prior service cost	5	34
Amortization of net loss	148	128

Net periodic pension cost	$422	$420

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2007 Annual Report on Form 10-K that it expected to contribute $611 to the unfunded defined benefit plans during 2008. For the three month period ended March 31, 2008, the Company contributed $153 to these plans.

7.	Stock-Based Compensation

The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire ten years from the date of grant. In accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation cost relating to share-based payment transactions is recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods.

The following table summarizes stock option activity for the three month period ended March 31, 2008:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value(1)	Contractual
	Shares	Price	($000’s)	Term(Yrs.)

Outstanding at December 31, 2007	1,026,590	$27.88
Granted	1,000	52.00
Exercised	(60,086)	38.36
Forfeited or Expired	(7,297)	22.66
Outstanding at March 31, 2008	960,207	28.16	$22,894	5.9
Exercisable at March 31, 2008	720,337	24.99	$19,459	5.2
Available for future grant	874,499

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the three month periods ended March 31, 2008 and 2007.

	Three months
	ended
	March 31,
	2008	2007

Weighted average assumptions:
Dividend yield	3.6%	4.4%
Expected volatility	30.9%	9.8%
Risk-free interest rate	3.8%	4.6%
Expected lives (years)	7.0	7.0

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

The weighted average fair values of options granted during the three month periods ended March 31, 2008 and 2007 were $11.61 per share and $3.00 per share, respectively. Net compensation expense of $218 and $76 related to the Company’s stock option plans was included in net income for the three month periods ended March 31, 2008 and 2007, respectively. The total tax benefit related thereto was $3 and $20 for the three month periods ended March 31, 2008 and 2007, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $1,054 at March 31, 2008. This expense is expected to be recognized over a weighted-average period of 2.4 years.

The following table presents a summary status of the Company’s non-vested options as of March 31, 2008, and changes during the three month period ended March 31, 2008:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2007	316,536	39.53
Granted	1,000	64.00
Vested	(70,369)	29.92
Forfeited or Expired	(7,297)	43.03

Non-vested at March 31, 2008	239,870	42.34

8.	Fair Value

Effective January 1, 2008, the Company adopted Statement of FAS No. 157 “Fair Value Measurements”, (“SFAS No. 157”), which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. As discussed in Note 9 below, SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. While management believes the Company’s valuation methodologies are appropriate and consistent with other financial institutions, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, which is a Level 1 input, or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input.

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Other real estate owned are reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals, considering the assumptions in the valuation and are considered Level 2 or Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2008 Using
	(000’s)
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable	Total
	for Identical	Observable Inputs	Inputs	March 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2008

Assets:
Available for sale securities	—	$728,867	$20,272	$749,139
Other real estate owned	—	—	1,900	1,900
Impaired loans	—	—	11,635	11,635

9.  Recent Accounting Pronouncements

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

The Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value, with changes in fair value reported in earnings, and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

Other — Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2008 and December 31, 2007, and consolidated results of operations for the three month periods ended March 31, 2008 and March 31, 2007. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, NA and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and New York National Bank and its subsidiary 369 East 149th Street Corp. (collectively “NYNB”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2007 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2007 Annual Report on Form 10-K.

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

Net income for the three month period ended March 31, 2008 was $8.4 million or $0.82 per diluted share, a slight increase of $0.1 million or 1.2 percent compared to $8.3 million or $0.82 per diluted share for the three month period ended March 31, 2007. Excluding the effects of a $97 million temporary deposit in a money market account from late December 2007 through early February 2008, the Company achieved growth in both its core businesses of loans and deposits during the three month period ended March 31, 2008, primarily as a result of the addition of new customers and additional loans and deposits from existing customers, partially offset by seasonal declines in certain deposits, and other declines related to a slowdown in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at March 31, 2008 had approximately $1.4 billion in assets under management as compared to approximately $1.1 billion at March 31, 2007.

Despite an increase in non-performing assets, overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. Recently, there has been considerable national media attention regarding increases in delinquencies and defaults primarily resulting from “sub-prime” residential mortgage lending. The Company does not generally engage in sub-prime lending, except in occasional circumstances where additional underwriting factors are present which justify extending the loan. The Company does not offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers. In addition, the Company has not invested in mortgage-backed securities secured by sub-prime loans.

Short-term interest rates, which rose gradually in 2005 and into the second quarter of 2006, remained virtually unchanged from September, 2006 through the first half of September 2007. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, was not accompanied with similar increases in longer term interest rates resulting in a flattening and eventual inversion of the yield curve. The persistence of this condition throughout the second half of 2006 and the first three quarters of 2007 had put downward pressure on the Company’s net interest income as liabilities continued to reprice at higher rates and maturing longer term assets repriced at similar or only slightly higher rates. The 300 basis point reduction of short-term interest rates from September 2007 through March 2008 has resulted in some improvement in the yield curve, however, despite the improvement in the shape of the yield curve, the Company expects continued downward pressure on net interest income for the near future.

As a result of the effects of interest rates and growth in the Company’s core businesses of loans and deposits, tax equivalent basis net interest income increased by $0.7 million or 2.7 percent to $27.1 million for the three month period ended March 31, 2008, compared to $26.4 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.2 million for both of the three month periods ended March 31, 2008 and 2007.

Non interest income, excluding net gains and losses on securities transactions, was $4.8 million for the three month period ended March 31, 2008, an increase of $1.2 million or 33.3 percent compared to $3.6 million for the same period in the prior year. The increase was primarily due to growth in the investment advisory fee income of A.R. Schmeidler & Co., Inc., and also reflected increases in deposit activity and other service fees and other income. The net realized loss on securities for the three months ended March 31, 2008 included a $0.5 million pretax adjustment for other than temporary impairment related to the Company’s investment in a mutual fund. The investment, which had a previous pretax other than temporary impairment adjustment of $0.6 million in December 2007, was sold in April 2008 due to its inability to meet the Company’s performance expectations.

Non interest expense was $17.0 million for the three month period ended March 31, 2008, an increase of $1.6 million or 10.4 percent compared to $15.4 million for the same period in the prior year. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at March 31, 2008 shows the Company’s net interest income increasing moderately if interest rates rise and decreasing moderately if interest rates fall.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.

The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Company, HVB and NYNB exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at March 31, 2008. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

Critical Accounting Policies

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2008. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2007 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the three month period ended March 31, 2008 which would have required additional impairment evaluations.

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

Results of Operations for the Three Month Periods Ended March 31, 2008 and March 31, 2007

Summary of Results

The Company reported net income of $8.4 million for the three month period ended March 31, 2008, an increase of $0.1 million or 1.2 percent compared to $8.3 million reported for the same period in the prior year. The increases in net income in the current year period compared to the prior year period resulted from higher net interest income, higher non interest income, a lower provision for loan loss and slightly lower income taxes, partially offset by higher non interest expense. In addition, the three month period ended March 31, 2008 included a $0.5 million pretax adjustment for other than temporary impairment related to the Company’s investment in a mutual fund.

Diluted earnings per share were $0.82 for both three month periods ended March 31, 2008 and 2007. Annualized returns on average equity and average assets were 16.2 percent and 1.5 percent, respectively, for the three month period ended March 31, 2008, compared to 17.6 percent and 1.5 percent, respectively, for the same period in the prior year. Annualized returns on adjusted average equity and adjusted average assets were 16.3 percent and 1.5 percent, respectively, for the three month period ended March 31, 2008, compared to 17.2 percent and 1.4 percent, respectively, for the same period in the prior year. Adjusted average stockholders’ equity and adjusted average assets exclude the effects of net unrealized gains and losses on securities available for sale. Management believes this alternate presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates.

  Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2008 and March 31, 2007, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2008 and 2007.

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)			(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$5,633	$46	3.27%	$3,288	$45	5.47%
Federal funds sold	67,114	627	3.74	16,220	200	4.93
Securities:(1)
Taxable	560,541	6,882	4.91	719,524	8,849	4.92
Exempt from federal income taxes	214,470	3,452	6.44	214,852	3,525	6.56
Loans, net(2)	1,321,788	25,302	7.66	1,210,253	25,671	8.48

Total interest earning assets	2,169,546	36,309	6.69	2,164,137	38,290	7.08

Non interest earning assets:
Cash and due from banks	46,949			52,616
Other assets	99,043			81,733

Total non interest earning assets	145,992			134,349

Total assets	$2,315,538			$2,298,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$656,850	$3,558	2.17%	$448,062	$2,769	2.47%
Savings	93,775	217	0.93	93,570	192	0.82
Time	260,426	2,217	3.41	280,011	2,742	3.92
Checking with interest	157,134	426	1.08	149,819	366	0.98
Securities sold under repurchase agreements and other short-term borrowings	92,128	480	2.08	250,226	3,059	4.89
Other borrowings	210,839	2,328	4.42	249,367	2,792	4.48

Total interest bearing liabilities	1,471,152	9,226	2.51	1,471,055	11,920	3.24

Non interest bearing liabilities:
Demand deposits	605,236			605,362
Other liabilities	31,358			28,956

Total non interest bearing liabilities	636,594			634,318

Stockholders’ equity(1)	207,792			193,113

Total liabilities and stockholders’ equity(1)	$2,315,538			$2,298,486

Net interest earnings		$27,083			$26,370

Net yield on interest earning assets			4.99%			4.87%

(1)	Excludes unrealized gains (and losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,208 and $1,234 for the three month periods ended March 31, 2008 and March 31, 2007, respectively.

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2008 and March 31, 2007.

	(000’s)
	Three Month Period Increase
	(Decrease) Due to Change in
	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$32	$(31)	$1
Federal funds sold	628	(201)	427
Securities:
Taxable	(1,955)	(12)	(1,967)
Exempt from federal income taxes(2)	(6)	(67)	(73)
Loans, net	2,366	(2,735)	(369)

Total interest income	1,065	(3,046)	(1,981)

Interest expense:
Deposits:
Money market	1,290	(501)	789
Savings	—	25	25
Time	(192)	(333)	(525)
Checking with interest	18	42	60
Securities sold under repurchase agreements and other short-term borrowings	(1,933)	(646)	(2,579)
Other borrowings	(431)	(33)	(464)

Total interest expense	(1,248)	(1,446)	(2,694)

Increase in interest differential	$2,313	$(1,600)	$713

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2008 and 2007.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three month period ended March 31, 2008, net interest income, on a tax equivalent basis, increased $0.7 million or 2.7 percent to $27.1 million compared to $26.4 million for the same period in the prior year. Net interest income for the three month period ended March 31, 2008 was higher due to a slight increase in the excess of average interest earning assets over average interest bearing liabilities of $5.3 million or 0.8 percent to $698.3 million compared to $693.0 million for the same period in the prior year and an increase in the tax equivalent basis net interest margin to 4.99% for the three month period ended March 31, 2008 from 4.87% for the same period in the prior year.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, decreased $2.0 million or 5.2 percent to $36.3 million for the three month period ended March 31, 2008, compared to $38.3 million for the same period in the prior year. Average interest earning assets increased $5.4 million or 0.2 percent to $2,169.5 million for the three month period ended March 31, 2008, compared to $2,164.1 million for the same period in the prior year. Volume decreases in taxable securities, tax-exempt securities and generally lower interest rates, partially offset by volume increases in loans, federal funds sold and interest bearing deposits, contributed to the lower interest income in the three month period ended March 31, 2008 compared to the same period in the prior year.

Average total securities, excluding average net unrealized losses on available for sale securities, decreased by $159.4 million or 17.1 percent to $775.0 million for the three month period ended March 31, 2008, compared to $934.4 million for the same period in the prior year. The decrease in average total securities in the three month period ended March 31, 2008, compared to the same period in the prior year, resulted primarily from a planned reduction in leverage conducted by the Company as part of its ongoing asset/liability management efforts. During 2007, management utilized certain cash flow from maturing investments to reduce higher cost short-term and other borrowings rather than reinvest these funds at the unattractive yields then available. Other cash flows from maturing investments were redeployed into loans. The average yield on securities was slightly higher for the three month period ended March 31, 2008 compared to the same period in the prior year. Average tax equivalent basis yield on securities for the three month period ended March 31, 2008 was 5.33 percent, compared to 5.30 percent for the same period in the prior year. As a result, tax equivalent basis interest income from securities was lower for the three month period ended March 31, 2008, compared to the same period in the prior year, due to lower volume, partially offset by slightly higher interest rates.

Average net loans increased $111.5 million or 9.2 percent to $1,321.8 million for the three month period ended March 31, 2008, compared to $1,210.3 million for the same period in the prior year. The increase in average net loans reflects the Company’s continuing emphasis on making new loans, expansion of loan production facilities and more effective market penetration. The average yield on loans was 7.66 percent for the three month period ended March 31, 2008 compared to 8.48 percent for the same period in the prior year. As a result, interest income on loans was lower for the three month period ended March 31, 2008, compared to the same period in the prior year, due to lower interest rates, partially offset by higher volume.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $2.7 million or 22.7 percent to $9.2 million for the three month period ended March 31, 2008, compared to $11.9 million for the same period in the prior year. Average interest bearing liabilities were virtually unchanged at $1,471.2 million for the three month period ended March 31, 2008, compared to $1,472.1 million for the same period in the prior year. The slight increase in average interest bearing liabilities for the three month period ended March 31, 2008, compared to the same period in the prior year, resulted from volume increases in money market deposits, checking with interest and savings deposits, partially offset by volume decreases in time deposits, securities sold under agreements to repurchase and other short term borrowings, and long-term borrowed funds. Deposits increased from new customers, existing customers and the continued growth resulting from the addition of new branches. The 2008 average money market deposits balance included the effects of a $97 million temporary deposit from January 1, 2008 through February 8, 2008. The decreases in average securities sold under agreements to repurchase and other borrowings for the three months ended March 31, 2008, compared to the same period in the prior year, resulted from management’s utilization of cash flow from maturing investment securities to reduce borrowings in a planned leverage reduction program conducted as part of the Company’s ongoing asset/liability management efforts. Average interest rates on interest bearing liabilities were lower during the three month period ended March 31, 2008, compared to the same period in the prior year, due to lower average interest rates on money market deposits, time deposits, short-term borrowings and long-term borrowings, partially offset by higher average interest rates on checking with interest deposits and savings deposits. The average interest rate paid on interest bearing liabilities was 2.51 percent for the three month period ended March 31, 2008, compared to 3.24 percent for the same period in the prior year. As a result, interest expense was lower for the three month period ended March 31, 2008, compared to the same period in the prior year primarily due to lower average interest rates.

Average non interest bearing demand deposits remained virtually unchanged at $605.2 million for the three month period ended March 31, 2008, compared to $605.4 million for the same period in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2008 and 2007 is as follows:

	Three Month
	Period Ended
	March 31,
	2008	2007

Average interest rate on:
Total average interest earning assets	6.69%	7.08%
Total average interest bearing liabilities	2.51	3.24
Total interest rate spread	4.18	3.84

Interest rate spreads increased in the current year period compared to the prior year period. This increase resulted from a greater decrease in the average interest rates on interest bearing liabilities over that of interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread, and additional future compression in net interest rate spread may occur.

  Provision for Loan Losses

The Company recorded a provision for loan losses of $0.3 million and $0.6 million for the three month periods ended March 31, 2008 and 2007, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

  Non Interest Income

Non interest income, excluding net realized gains and losses on securities available for sale, increased $1.2 million to $4.8 million for the three month period ended March 31, 2008, compared to $3.6 million for the prior year period.

Service charges income increased $0.2 million or 17.9 percent to $1.5 million for the three month period ended March 31, 2008, compared to $1.3 million for the prior year period. The increase was primarily due to growth in deposit activity and other services charges and increases in scheduled fees.

Investment advisory fee income for the three month period ended March 31, 2008 increased $0.7 million or 35.0 percent to $2.7 million from $2.0 million in the prior year period. The increase was primarily due to increases in assets under management resulting from net increase in assets from existing customers, addition of new customers and net increases in asset value.

Other income for the three month period ended March 31, 2008 increased $0.2 million or 66.7 percent to $0.5 million from $0.3 million in the prior year period. The increase was primarily the result of increased rental income and income on bank owned life insurance.

In 2008, net realized losses on securities included a $0.5 million adjustment for other than temporary impairment related to the Company’s investment in a mutual fund.

  Non Interest Expense

Non interest expense for the three month period ended March 31, 2008 increased $1.6 million or 10.4 percent to $17.0 million from $15.4 million in the prior year period. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, FDIC assessment and other operating expenses partially offset by a slight decrease in professional services.

Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2008 increased 11.2 percent to $9.9 million from $8.9 million in the prior year period. This increase resulted from additional staff to accommodate the growth in loans and deposits, the opening of new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

Occupancy expense for the three month period ended March 31, 2008 increased 12.5 percent to $1.8 million from $1.6 million in prior year period. This increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services for the three month period ended March 31, 2008 decreased 8.3 percent to $1.1 million from $1.2 million in the prior year period. The decrease was due to expenses recorded in the prior period related to the information management project partially offset by higher audit costs associated with requirements of the Sarbanes-Oxley Act of 2002.

Equipment expense for the three month period ended March 31, 2008 increased 42.9 percent to $1.0 million from $0.7 million in the prior period. The increase was due to the implementation of the new telephone system, higher costs to maintain the Company’s equipment and additional equipment for new branch facilities.

Business development expense for the three month period ended March 31, 2008 was essentially unchanged from the prior year period.

The assessment of the Federal Deposit Insurance Corporation (“FDIC”) for the three month period ended March 31, 2008 increased 111.9 percent to $89,000 from $42,000 in the prior year period. This increase was primarily due to an increase in the assessment rate on deposits.

Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2008 compared to March 31, 2007, were due to the following:

•	Increase of $38,000 (135.7%) in other insurance expense, resulting from increases in banker’s professional and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance policies.

•	Increase of $187,000 (51.1%) in stationery and printing costs due to increased consumption resulting from company expansion and increased costs of paper.

•	Increase of $12,000 (5.7%) in courier costs due to increased fuel costs.

•	Increase of $138,000 (26.0%) in outside service costs due to increased data processing costs.

•	Decrease of $26,000 (18.0%) in dues, meetings and seminar expense due to decreased participation in such events.

Income Taxes

Income taxes of $4.4 million were recorded in both of the three month periods ended March 31, 2008, and 2007, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 34.2 percent for the three month period ended March 31, 2008 compared to 34.9 percent for the same period in the prior year. The decrease in the overall effective tax rates for 2008, compared to the prior year period, resulted primarily from a decrease in the percentages of income subject to New York State tax.

In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years 2004 through 2007. The Company is currently open to audit by New York State under the statute of limitations for the years 2006 and 2007. Other pertinent tax information is set forth in the Notes to Condensed Consolidated Financial Statements included elsewhere herein.

Financial Condition

Assets

The Company had total assets of $2,341.5 million at March 31, 2008, an increase of $10.8 million or 0.5 percent from $2,330.7 million at December 31, 2007.

Federal Funds Sold

Federal funds sold totaled $66.1 million at March 31, 2008, a decrease of $33.0 million from $99.1 million at December 31, 2007. The decrease resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

Securities and FHLB Stock

The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $31.7 million at March 31, 2008 and were comprised primarily of obligations of municipalities located within the Company’s market area.

Securities totaled $749.1 million at March 31, 2008, a decrease of $31.2 million or 4.0 percent from $780.3 million at December 31, 2007. Securities classified as available for sale, which are recorded at estimated fair value, totaled $716.5 million at March 31, 2008, a decrease of $30.0 million or 4.0 percent from $746.5 million at December 31, 2007. Securities classified as held to maturity, which are recorded at amortized cost, totaled $32.7 million at March 31, 2007, a decrease of $1.1 million or 3.3 percent from $33.8 million at December 31, 2006. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at March 31, 2008:

		Gross
	Amortized	Unrealized		Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value
		(000’s)

U.S. Treasuries and government agencies	$78,726	$503	—	$79,229
Mortgage-backed securities	359,699	3,190	$1,101	361,788
Obligations of state and political subdivisions	219,308	4,884	170	224,022
Other debt securities	21,710	29	1,968	19,771

Total debt securities	679,443	8,606	3,239	684,810
Mutual funds and other equity securities	30,914	748	—	31,662

Total	$710,357	$9,354	$3,239	$716,472

Classified as Held to Maturity
Mortgage-backed securities	$27,535	$342	$7	$27,870
Obligations of state and political subdivisions	5,132	191	—	5,323

Total	$32,667	$533	$7	$33,193

U.S. Treasury and government agency obligations classified as available for sale totaled $79.2 million at March 31, 2008, a decrease of $27.6 million or 25.8 percent from $106.8 million at December 31, 2007. The decrease was due to maturities and calls of $45.3 million which were partially offset by purchases of $16.9 million and other increases of $0.8 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at March 31, 2008 or at December 31, 2007.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $361.8 million at March 31, 2008, a decrease of $17.1 million or 4.5 percent from $378.9 million at December 31, 2007. The decrease was due to maturities and principal paydowns of $25.0 million which were partially offset by other increases of $7.9 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $27.5 million at March 31, 2008, a decrease of $1.1 million or 3.8 percent from $28.6 million at December 31, 2007. The decrease was due to maturities and principal paydowns of $1.1 million.

Obligations of state and political subdivisions classified as available for sale totaled $224.0 million at March 31, 2008, an increase of $16.5 million or 8.0 percent from $207.5 million at December 31, 2007. The increase was due to purchases of $21.8 million and other increases of $1.4 million, which were partially offset by maturities and calls of $6.7 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both March 31, 2008 and December 31, 2007. The combined available for sale and held to maturity obligations at March 31, 2008 were comprised of approximately 71 percent of New York State political subdivisions and 29 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $19.8 million at March 31, 2008, a decrease of $1.7 million or 7.9 percent from $21.5 million at December 31, 2007. The decrease resulted from maturities and calls of $0.5 million and other decreases of $1.2 million. All other debt securities are classified as available for sale.

Mutual funds and other equity securities totaled $31.7 million at March 31, 2008, a decrease of $0.1 million or 0.3 percent from $31.8 million at December 31, 2007. The decrease resulted from other decreases of $0.4 million partially offset by purchases of $0.3 million. Other decreases include a $0.5 million pretax adjustment for other than temporary impairment related to the Company’s investment in a mutual fund. The investment, which had an adjusted book value of $21.9 million as of March 31, 2008 and had a previous pretax other than temporary impairment adjustment of $0.6 million in December 2007, was sold in April 2008 due to its inability to meet the Company’s performance expectations. All mutual funds and other equity securities are classified as available for sale.

The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $13.0 million at March 31, 2008, compared to $11.7 million at December 31, 2007.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2008 or December 31, 2007.

Loans

Net loans totaled $1,361.8 million at March 31, 2008, an increase of $72.2 million or 5.6 percent from $1,289.6 million at December 31, 2007. The increase resulted principally from a $45.9 million increase in commercial real estate loans, $11.0 million increase in commercial and industrial loans and a $0.8 million increase in lease financing, $5.0 million increase in construction loans, $0.8 million increase in loans to individuals and a $7.7 million increase in residential real estate loans. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration.

Major classifications of loans at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
	(000’s)

Real Estate:
Commercial	$400,892	$355,044
Construction	216,756	211,837
Residential	332,241	324,488
Commercial and industrial	388,010	377,042
Individuals	30,502	29,686
Lease financing	13,300	12,463

Total	1,381,701	1,310,560
Deferred loan fees, net	(3,706)	(3,552)
Allowance for loan losses	(16,227)	(17,367)

Loans, net	$1,361,768	$1,289,641

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing and other real estate owned as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(000’s except percentages)

Non-accrual loans at period end	$11,635	$10,719
Loans past due 90 days or more and still accruing	1,071	3,953
Other real estate owned	1,900	—
Nonperforming assets to total assets at period end	0.58%	0.46%

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $331,000 and $933,000 for the three month period ended March 31, 2008 and the year ended December 31, 2007, respectively. There was no interest income on nonperforming assets included in net income for the three month period ended March 31, 2008 and the year ended December 31, 2007.

  Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component and an unallocated component.

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

The unallocated component of the allowance for loan losses is the result of management’s consideration of other relevant factors affecting loan collectibility. Due to the inherent uncertainty in the process, management does not quantify separate amounts for each of the conditions considered in estimating the unallocated component of the allowance. Management periodically adjusted the unallocated component to an amount that, when considered with the specific and formula components, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors were considered in determining the unallocated component of the allowance for loan losses at March 31, 2008:

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction and significant increases in real estate taxes within the Company’s market area, together with the general slowdown in real estate activity and the recent crisis in the sub-prime mortgage market have had negative effects on the demand for and value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty are part of the determination of the unallocated component of the allowance.

•	Concentration — Construction loans totaled $216.7 million or 15.9 percent of net loans at March 31, 2008. These loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Further exacerbating the ability to sell newly constructed homes and condominiums is the tightening of credit in the secondary markets for residential borrowers, particularly sub-prime borrowers and, recently, jumbo loan borrowers. Therefore, the borrowers’ ability to pay and collateral values may be negatively impacted. During the three month period ended March 31, 2008, the percentage of the construction portfolio representing completed properties has decreased indicating some improvement in sales. Continuation of such improvement would result in lower extension risk in the portfolio. Changes in concentration and the associated changes in various risk factors are not fully reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — The dollar amount of nonperforming loans increased slightly to $11.6 million or 0.84 percent of total loans at March 31, 2008, compared to $10.7 million or 0.82 percent of total loans at December 31, 2007. The Company’s regular periodic loan review process noted continued strength in overall credit quality and some improvement in the indicators affecting the construction loan portfolio. However the continuation of recent trends of rising construction and energy costs, as well as real estate taxes, an increase in the inventory of new residential construction and its time on the market and recent declines in real estate values in the Company’s primary market area may negatively impact the borrowers’ ability to pay and collateral values. We believe that recent reductions in interest rates and indications that real estate values in the Company’s primary market area may be stabilizing, could have a positive impact on overall asset quality. During the three month period ended March 31, 2008, certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impacted the borrowers’ ability to meet their loan obligations, while a number of other potential problem loans were resolved. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the unallocated component of the allowance.

•	Loan Participations — The Company expanded the number of banks from which we will purchase loan participations, particularly outside our primary market area. While we review each loan, we greatly rely on the other bank’s knowledge of their customer and marketplace. While the Company has experienced a record of performance with certain more established loan participant relationships, many of these relationships are new and we do not yet have an established record of performance. Therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component of the allowance for loan losses.

  Deposits

Deposits totaled $1,779.7 million at March 31, 2008, a decrease of $32.8 million or 1.8 percent from $1,812.5 million at December 31, 2007. The following table presents a summary of deposits at March 31, 2008 and December 31, 2007:

	(000’s)
	March 31,	December 31,	Increase
	2008	2007	(Decrease)

Demand deposits	$625,586	$568,418	$57,168
Money market accounts	659,613	730,429	(70,816)
Savings accounts	93,532	93,331	201
Time deposits of $100,000 or more	195,346	202,151	(6,805)
Time deposits of less than $100,000	61,245	60,493	752
Checking with interest	144,427	157,720	(13,293)

Total Deposits	$1,779,748	$1,812,542	$(32,794)

The decrease in deposits resulted from the withdrawal of a $97.0 million money market account partially offset by new account relationships and increased account activity.

Borrowings

Total borrowings were $323.8 million at March 31, 2008, an increase of $36.9 million or 12.9 percent from $286.9 million at December 31, 2007. The overall increase resulted primarily from a $29.7 million increase in other short-term borrowings and a $7.2 million increase in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $212.4 million at March 31, 2008, an increase of $8.7 million or 4.3 percent from $203.7 million at December 31, 2007. The increase in stockholders’ equity resulted from net income of $8.4 million for the three month period ended March 31, 2008, $5.7 million increase in accumulated comprehensive income, $1.7 million net increases related to grants and exercises of stock options and $0.1 million of proceeds from the sale of treasury stock. These increases were partially offset by $4.9 million of cash dividends paid on common stock, and $2.3 million in purchases of treasury stock.

The Company’s and the Banks’ capital ratios at March 31, 2008 and December 31, 2007 are as follows:

			Minimum for
			Capital
	March 31,	December 31,	Adequacy
	2008	2007	Purposes

Leverage ratio:
Company	8.3%	8.3%	4.0%
HVB	8.4	8.1	4.0
NYNB	7.1	7.1	4.0
Tier 1 capital:
Company	12.2%	12.5%	4.0%
HVB	12.3	12.3	4.0
NYNB	11.6	11.3	4.0
Total capital:
Company	13.2%	13.7%	8.0%
HVB	13.3	13.4	8.0
NYNB	12.6	12.6	8.0

The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at March 31, 2008.

  Liquidity

The Company’s liquid assets, at March 31, 2008, include cash and due from banks of $52.0 million and Federal funds sold of $66.1 million. Federal funds sold represent the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $155.9 million at March 31, 2008. This represented 21.0 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $251.0 million, or 18.2 percent of loans at March 31, 2008, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

Non interest bearing demand deposits and interest bearing deposits from businesses, professionals, not-for-profit organizations and individuals are a relatively stable, low-cost source of funds. The deposits of the Bank (excluding temporary deposits) generally have shown a steady growth trend as well as a generally consistent deposit mix. However, there can be no assurance that deposit growth will continue or that the deposit mix will not shift to higher rate products.

HVB and NYNB are members of the FHLB. HVB has a borrowing capacity of up to $200 million under two lines of credit at March 31, 2008, at various terms secured by FHLB stock owned and to be purchased and certain other assets of HVB. HVB had $30.0 million outstanding under these lines from the FHLB at March 31, 2008. NYNB has a borrowing capacity of $26.6 million under two lines of credit at March 31, 2008, at various terms secured by FHLB stock owned and to be purchased and certain other assets of NYNB. NYNB had no balances outstanding under these lines from the FHLB at March 31, 2008. The Company’s short-term borrowings included $82.5 million under securities sold under agreements to repurchase at March 31, 2008, and had securities totaling $255.4 million at March 31, 2008 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, HVB has agreements with two investment firms to borrow up to $410 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $85 million. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2008. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2007 were previously reported in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2008 compared to December 31, 2007.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2008. The Company had no derivative financial instruments in place at March 31, 2008.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2008 shows the Company’s net interest income increasing moderately if interest rates rise and decreasing moderately if interest rates fall, considering a continuation of the current flat yield curve. A change in the shape or steepness of the yield curve will impact our market risk to changes in interest rates.

The Company also prepares a static gap analysis which, at March 31, 2008, shows a positive cumulative static gap of $123.1 million in the one year time frame.

The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2008.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from March 31, 2008	Policy Limit

+200 basis points	3.0%	(5.0)%
−100 basis points	(3.5)%	(5.0)%

As of March 31, 2008, a 100 basis point downward change in interest rates was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net interest income in the +200 and -100 basis points scenario is within the Company’s policy limits.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended March 31, 2008, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2007 Annual Report on Form 10-K under “Risk Factors”. There has been no material change in such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2008 and February 25, 2008, the Company sold 2,500 and 77 shares of its common stock to existing shareholders for $130,000 and $4,004 in cash in transactions that did not involve a public offering. In conducting the sales, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder as the purchasers of such securities were accredited investors. The proceeds from the sales were used for general corporate purposes.

The following table sets forth information with respect to purchases made by the Company of its common stock during the three month period ended March 31, 2008:

				Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs(2)

January 1, 2008 -January 31, 2008(1)	15,989	$52.00	15,989	—

February 1, 2008 -February 26, 2008(1)	10,054	$52.00	10,054	—
February 27, 2008 -February 29, 2008(2)	1,605	53.16	1,452	—

February 1, 2008 -February 29, 2008	11,659	$52.32	11,506

March 1, 2008 -March 31, 2008(2)	16,617	$52.75	16,617	233,383

Total	44,265	$50.40	44,112

(1)	In November 2007, the Company announced that the Board of Directors had approved a share repurchase program, effective December 10, 2007, which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $52.00 per share. This offer expired on February 26, 2008.

(2)	In February 2008, the Company announced that the Board of Directors had approved a share repurchase program, effective February 27, 2008, which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $52.75 per share. This offer expires on May 27, 2008.

Item 6.  Exhibits

(A) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown
Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer

May 12, 2008