Form 10-Q/A
period 2008-03-31
HUDSON VALLEY HOLDING CORP
filed 2008-05-16
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A corrects inadvertent typographical errors in Part 1, Item 1. Other than these changes, all other information in the Registrant’s Form 10-Q remains unchanged.

FORM 10-Q

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

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except per share and share amounts

	March 31,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$51,990	$51,067
Federal funds sold	66,108	99,054
Securities available for sale, at estimated fair value (amortized cost of $710,357 in 2008 and $749,354 in 2007)	716,472	746,493
Securities held to maturity, at amortized cost (estimated fair value of $33,193 in 2008 and $33,769 in 2007)	32,667	33,758
Federal Home Loan Bank of New York (FHLB) Stock	13,027	11,677
Loans (net of allowance for loan losses of $16,227 in 2008 and $17,367 in 2007)	1,361,768	1,289,641
Accrued interest and other receivables	15,721	15,252
Premises and equipment, net	28,578	27,356
Other real estate owned	1,900	—
Deferred income taxes, net	6,700	10,284
Bank owned life insurance	22,082	21,497
Goodwill	15,377	15,377
Other intangible assets	4,714	4,919
Other assets	4,368	4,373

TOTAL ASSETS	$2,341,472	$2,330,748

LIABILITIES
Deposits:
Non interest-bearing	$625,586	$568,418
Interest-bearing	1,154,162	1,244,124

Total deposits	1,779,748	1,812,542
Securities sold under repurchase agreements and other short-term borrowings	112,994	76,097
Other borrowings	210,837	210,844
Accrued interest and other liabilities	25,508	27,578

TOTAL LIABILITIES	2,129,087	2,127,061

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 9,860,288 and 9,841,890 shares in 2008 and 2007, respectively	2,103	2,091
Additional paid-in capital	228,892	227,173
Retained earnings	5,876	2,369
Accumulated other comprehensive income (loss), net	1,309	(4,366)
Treasury stock, at cost; 652,824 and 611,136 shares in 2008 and 2007, respectively	(25,795)	(23,580)

Total stockholders’ equity	212,385	203,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,341,472	$2,330,748

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

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,
	2008	2007
		(as restated)

Operating Activities:
Net income	$8,447	$8,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	331	555
Depreciation and amortization	786	658
Realized loss (gain) on security transactions, net	485	(19)
Amortization of premiums on securities, net	66	124
Increase in cash value of bank owned life insurance	(195)	(75)
Amortization of other intangible assets	205	205
Stock option expense and related tax benefits	336	284
Deferred taxes (benefit)	109	(317)
Increase (decrease) in deferred loan fees, net	154	(38)
(Increase) decrease in accrued interest and other receivables	(469)	312
Decrease (increase) in other assets	5	(559)
Excess tax benefits from share based payment arrangements	(118)	(209)
Decrease in accrued interest and other liabilities	(2,070)	(1,918)
Decrease (increase) in accrued benefit liability adjustment	174	(201)

Net cash provided by operating activities	8,246	7,103

Investing Activities:
Decrease (increase) in short term investments	32,946	(110,884)
Increase in FHLB stock	(1,350)	(1,620)
Proceeds from maturities and paydowns of securities available for sale	77,429	35,024
Proceeds from maturities and paydowns of securities held to maturity	1,099	1,679
Purchases of securities available for sale	(38,991)	(15,299)
Net increase in loans	(74,512)	(2,979)
Net purchases of premises and equipment	(2,008)	(1,294)
Premiums paid on bank owned life insurance	(390)	(295)

Net cash used in investing activities	(5,777)	(95,668)

Financing Activities:
Net (decrease) increase in deposits	(32,794)	61,962
Net increase in securities sold under repurchase agreements and other short-term borrowings	36,897	29,868
Repayment of other borrowings	(7)	(6)
Proceeds from issuance of common stock	1,362	1,162
Excess tax benefits from share based payment arrangements	118	209
Proceeds from sale of treasury stock	134	52
Acquisition of treasury stock	(2,316)	(1,950)
Cash dividends paid	(4,940)	(4,397)

Net cash (used) in provided by financing activities	(1,546)	86,900

Increase (decrease) in Cash and Due from Banks	923	(1,665)
Cash and due from banks, beginning of period	51,067	61,805

Cash and due from banks, end of period	$51,990	$60,140

Supplemental Disclosures:
Interest paid	$9,624	$12,413
Income tax payments	4,945	5,120
Increase in other real estate owned	1,900	—

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