Form 10-Q
period 2008-06-30
HUDSON VALLEY HOLDING CORP
filed 2008-08-08
CIK 722256

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

Commission File No. 030525

HUDSON VALLEY HOLDING CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, NY 10707
(Address of principal executive office with zip code)

914-961-6100
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 1,
2008
Common stock, par value $0.20 per share	9,920,405

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 CONDENSED FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4 CONTROLS AND PROCEDURES	33

PART II — OTHER INFORMATION
ITEM 1A RISK FACTORS	34
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34
ITEM 6 EXHIBITS	35

SIGNATURES	36

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	June 30,
	2008	2007

Interest Income:
Loans, including fees	$25,023	$26,245
Securities:
Taxable	6,162	8,497
Exempt from Federal income taxes	2,267	2,318
Federal funds sold	96	928
Deposits in banks	17	156

Total interest income	33,565	38,144

Interest Expense:
Deposits	4,333	7,092
Securities sold under repurchase agreements and other short-term borrowings	458	2,182
Other borrowings	2,213	2,780

Total interest expense	7,004	12,054

Net Interest Income	26,561	26,090
Provision for loan losses	2,114	555

Net interest income after provision for loan losses	24,447	25,535

Non Interest Income:
Service charges	1,329	1,074
Investment advisory fees	2,877	2,118
Realized gain on securities available for sale, net	148	16
Other income	805	383

Total non interest income	5,159	3,591

Non Interest Expense:
Salaries and employee benefits	10,198	9,328
Occupancy	1,896	1,492
Professional services	1,115	1,150
Equipment	1,082	716
Business development	607	801
FDIC assessment	193	49
Other operating expenses	2,593	2,735

Total non interest expense	17,684	16,271

Income Before Income Taxes	11,922	12,855
Income Taxes	4,026	4,478

Net Income	$7,896	$8,377

Basic Earnings Per Common Share	$0.79	$0.86
Diluted Earnings Per Common Share	$0.77	$0.82

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Six Months Ended
	June 30,
	2008	2007

Interest Income:
Loans, including fees	$50,325	$51,916
Securities:
Taxable	13,044	17,346
Exempt from Federal income taxes	4,511	4,609
Federal funds sold	723	1,128
Deposits in banks	63	201

Total interest income	68,666	75,200

Interest Expense:
Deposits	10,751	13,161
Securities sold under repurchase agreements and other short-term borrowings	938	5,241
Other borrowings	4,541	5,572

Total interest expense	16,230	23,974

Net Interest Income	52,436	51,226
Provision for loan losses	2,445	1,110

Net interest income after provision for loan losses	49,991	50,116

Non Interest Income:
Service charges	2,855	2,368
Investment advisory fees	5,602	4,090
Realized (loss) gain on security transactions, net	(337)	35
Other income	1,326	678

Total non interest income	9,446	7,171

Non Interest Expense:
Salaries and employee benefits	20,138	18,223
Occupancy	3,655	3,124
Professional services	2,249	2,330
Equipment	2,089	1,443
Business development	1,100	1,303
FDIC assessment	282	91
Other operating expenses	5,157	5,172

Total non interest expense	34,670	31,686

Income Before Income Taxes	24,767	25,601
Income Taxes	8,424	8,923

Net Income	$16,343	$16,678

Basic Earnings Per Common Share	$1.65	$1.70
Diluted Earnings Per Common Share	$1.59	$1.64

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income	$7,896	$8,377	$16,343	$16,678
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale arising during the period	(13,540)	(7,818)	(5,049)	(5,235)
Income tax effect	5,338	3,228	2,129	2,183

	(8,202)	(4,590)	(2,920)	(3,052)

Reclassification adjustment for net (gain) loss realized on securities available for sale	(148)	(16)	337	(35)
Income tax effect	59	6	(137)	14

	(89)	(10)	200	(21)

Unrealized loss on securities available for sale	(8,291)	(4,600)	(2,720)	(3,073)

Accrued benefit liability adjustment	(134)	(304)	40	(506)
Income tax effect	54	122	(16)	203

	(80)	(182)	24	(303)

Other comprehensive loss	(8,371)	(4,782)	(2,696)	(3,376)

Comprehensive (loss) income	$(475)	$3,595	$13,647	$13,302

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	June 30,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$52,920	$51,067
Federal funds sold	12,153	99,054
Securities available for sale at estimated fair value (amortized cost of $631,047 in 2008 and $749,354 in 2007)	623,474	746,493
Securities held to maturity at amortized cost (estimated fair value of $30,808 in 2007 and $33,769 in 2007)	30,986	33,758
Federal Home Loan Bank of New York (FHLB) Stock	15,678	11,677
Loans (net of allowance for loan losses of $16,382 in 2008 and $17,367 in 2007)	1,494,886	1,289,641
Accrued interest and other receivables	16,229	15,252
Premises and equipment, net	29,335	27,356
Other real estate owned	1,900	—
Deferred income taxes, net	12,492	10,284
Bank owned life insurance	22,227	21,497
Goodwill	15,377	15,377
Other intangible assets	4,508	4,919
Other assets	4,055	4,373

TOTAL ASSETS	$2,336,220	$2,330,748

LIABILITIES
Deposits:
Non interest-bearing	$620,387	$568,418
Interest-bearing	1,110,034	1,244,124

Total deposits	1,730,421	1,812,542
Securities sold under repurchase agreements and other short-term borrowings	175,283	76,097
Other borrowings	196,830	210,844
Accrued interest and other liabilities	27,744	27,578

TOTAL LIABILITIES	2,130,278	2,127,061

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 25,000,000 shares outstanding 9,899,651 and 9,841,890 shares in 2008 and 2007, respectively	2,130	2,091
Additional paid-in capital	233,044	227,173
Retained earnings	8,713	2,369
Accumulated other comprehensive loss, net	(7,062)	(4,366)
Treasury stock, at cost; 748,794 and 611,136 shares in 2008 and 2007, respectively	(30,883)	(23,580)

Total stockholders’ equity	205,942	203,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,336,220	$2,330,748

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2008 and 2007
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2008	9,841,890	$2,091	$(23,580)	$227,173	$2,369	$(4,366)	$203,687
Net income					16,343		16,343
Grants and exercises of stock options, net of tax	195,419	39		5,838			5,877
Purchase of treasury stock	(140,235)		(7,404)				(7,404)
Sale of treasury stock	2,577		101	33			134
Cash dividend					(9,999)		(9,999)
Accrued benefit liability adjustment						24	24
Net unrealized loss on securities available for sale						(2,720)	(2,720)

Balance at June 30, 2008	9,899,651	$2,130	$(30,883)	$233,044	$8,713	$(7,062)	$205,942

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2007	8,945,124	$1,880	$(14,804)	$202,963	$2,437	$(6,910)	$185,566
Net income					16,678		16,678
Grants and exercises of stock options, net of tax	76,284	15		2,395			2,410
Purchase of treasury stock	(141,976)		(7,238)				(7,238)
Sale of treasury stock	1,058		35	17			52
Cash dividend					(8,858)		(8,858)
Accrued benefit liability adjustment						(303)	(303)
Net unrealized loss on securities available for sale						(3,073)	(3,073)

Balance at June 30, 2007	8,880,490	$1,895	$(22,007)	$205,375	$10,257	$(10,286)	$185,234

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Six Months
	Ended June 30,
	2008	2007
		(as restated)

Operating Activities:
Net income	$16,343	$16,678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,445	1,110
Depreciation and amortization	1,713	1,369
Realized loss (gain) on security transactions, net	337	(35)
Amortization of premiums on securities, net	81	216
Increase in cash value of bank owned life insurance	(389)	(150)
Amortization of intangible assets	411	411
Stock option expense and related tax benefits	1,509	410
Deferred taxes (benefit)	(233)	(688)
Increase (decrease) in deferred loan fees, net	553	(128)
(Decrease) increase in accrued interest and other receivables	(977)	171
Decrease in other assets	318	736
Excess tax benefits from share-based payment arrangements	(1,096)	(223)
Increase in accrued interest and other liabilities	166	1,019
Increase (decrease) in accrued benefit liability adjustment	41	(505)

Net cash provided by operating activities	21,222	20,391

Investing Activities:
Net decrease (increase) in Federal funds sold	86,901	(137,962)
(Increase) decrease in FHLB stock	(4,001)	1,613
Proceeds from maturities and paydowns of securities available for sale	163,793	76,818
Proceeds from maturities and paydowns of securities held to maturity	2,787	3,594
Proceeds from sales of securities available for sale	63,936	3
Purchases of securities available for sale	(109,856)	(22,130)
Net increase in loans	(210,142)	(25,102)
Net purchases of premises and equipment	(3,692)	(3,751)
Premiums paid on bank owned life insurance	(341)	(360)

Net cash used in investing activities	(10,615)	(107,277)

Financing Activities:
Net (decrease) increase in deposits	(82,121)	186,782
Net increase (decrease) in securities sold under repurchase agreements and short-term borrowings	99,186	(18,930)
Repayment of other borrowings	(14,014)	(22,513)
Proceeds from issuance of common stock	4,368	2,000
Excess tax benefits from share-based payment arrangements	1,096	223
Proceeds from sale of treasury stock	134	52
Acquisition of treasury stock	(7,404)	(7,238)
Cash dividends paid	(9,999)	(8,858)

Net cash (used in) provided by financing activities	(8,754)	131,518

Increase in Cash and Due from Banks	1,853	44,632
Cash and due from banks, beginning of period	51,067	61,805

Cash and due from banks, end of period	$52,920	$106,437

Supplemental Disclosures:
Interest paid	$17,306	$24,019
Income tax payments	9,555	10,385
Increase in other real estate owned	1,900	—

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

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank, N.A. (“HVB”), a national banking association headquartered in Westchester County, New York and New York National Bank (“NYNB”), a national banking association headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is the successor to Hudson Valley Bank, a New York State bank originally established in 1982. NYNB is a national banking association which the Company acquired effective January 1, 2006. For the period from January 1, 2006 to November 19, 2007 NYNB was operated as a New York State bank. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York and 1 in Fairfield County, Connecticut. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York. In June 2008, HVB relocated its Queens, New York branch to 162-05 Crocheron Avenue, Flushing, New York. In July 2008, HVB opened a full service branch at 16 Court Street, Brooklyn, New York. HVB has received regulatory approval to open full services branches at 500 West Putnam Avenue, Greenwich, Connecticut; 2000 Post Road, Fairfield, Connecticut; and 420 Post Road West, Westport, Connecticut.

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

2.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2008 and the results of its operations, and comprehensive income for the three and six month periods ended June 30, 2008 and 2007, and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2008 and 2007. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb losses probable in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component, and an unallocated component. The specific component incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, consumer installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2008. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers: adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value and the related impairment is charged to earnings.

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2007 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the six month period ended June 30, 2008 which would have required additional impairment evaluations.

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

Also, at the time of this acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. In December 2005, November 2006, and November 2007, the Company made the first three of these additional payments in the amounts of $1,572, $3,016 and $4,918, respectively. The deferred income tax effects related to temporary differences between the book and tax basis of identified intangible assets and goodwill deductible for tax purposes are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(000’s)
Deposit Premium	$3,907	$1,395	$3,907	$1,116
Customer Relationships	2,470	713	2,470	618
Employment Related	516	277	516	240

Total	$6,893	$2,385	$6,893	$1,974

Intangible assets amortization expense was $205 and $411 for the three and six month periods ended June 30, 2008, and $206 and $411 for the three and six month periods ended June 30, 2007. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the five years subsequent to December 31, 2007.

Goodwill was $15,377 at both June 30, 2008 and December 31, 2007.

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

The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of both January 1, 2007 and June 30, 2008, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the six months ended June 30, 2008.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2008	2007	2008	2007
	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$7,896	$8,377	$16,343	$16,678
Denominator:
Denominator for basic earnings per common share — weighted average shares	9,901,956	9,809,289	9,882,540	9,829,109
Effect of dilutive securities:
Stock options	335,492	361,139	368,327	340,692

Denominator for diluted earnings per common share — adjusted weighted average shares	10,237,448	10,170,428	10,250,867	10,169,801
Basic earnings per common share	$0.79	$0.86	$1.65	$1.70
Diluted earnings per common share	0.77	0.82	1.59	1.64
Dividends declared per share	0.51	0.45	1.01	0.90

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$113	$107	$225	$202
Interest cost	156	143	311	283
Amortization of transition obligation	—	24	—	47
Amortization of prior service cost	11	36	22	70
Amortization of net loss	186	157	330	285

Net periodic pension cost	$466	$467	$888	$887

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2007 Annual Report on Form 10-K that it expected to contribute $611 to the unfunded defined benefit plans during 2008. For the three and six month periods ended June 30, 2008, the Company contributed $153 and $306 to these plans.

7.  Stock-Based Compensation

The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. In accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation costs relating to share-based payment transactions is recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods.

The following table summarizes stock option activity for the six month period ended June 30, 2008:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2007	1,026,590	$27.88
Granted	2,000	52.38
Exercised	(195,419)	39.09
Forfeited or Expired	(9,258)	22.35

Outstanding at June 30, 2008	823,913	29.13	$18,841	5.3
Exercisable at June 30, 2008	585,371	25.63	$15,436	5.0

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the six month periods ended June 30, 2008 and 2007.

	Six Month Period Ended June 30,
	2008	2007

Weighted average assumptions:
Dividend Yield	3.3%	4.4%
Expected volatility	43.3%	9.8%
Risk-free interest rate	3.1%	4.6%
Expected lives (years)	4.0	7.0

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

The weighted average fair values of options granted during the six month periods ended June 30, 2008 and 2007 was $15.38 per share and $3.00 per share, respectively. Net compensation expense of $196 and $414 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2008, respectively. The total tax benefit related thereto was $62 and $30, respectively. Net compensation expense of $110 and $186 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2007, respectively. The total tax benefit related thereto was $36 and $56, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $973 at June 30, 2008. This expense is expected to be recognized over a weighted-average period of 2.3 years.

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

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, which is a Level 1 input, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable	Total
	for Identical	Observable Inputs	Inputs	June 30,
	Assets (Level 1)	(Level 2)	(Level 3)	2008
	(000’s)

Assets:
Available for sale securities	—	$623,474	—	$623,474
Other real estate owned	—	—	$1,900	1,900
Impaired loans	—	—	12,318	12,318

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

This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2008 and December 31, 2007, and consolidated results of operations for the three and six month periods ended June 30, 2008 and June 30, 2007. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, NA and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp., and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and New York National Bank and its subsidiary 369 East 149th Street Corp. (collectively “NYNB”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2007 Annual Report on Form 10-K.

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

Net income for the three month period ended June 30, 2008 was $7.9 million or $0.77 per diluted share, a decrease of $0.5 million or 6.0 percent compared to $8.4 million or $0.82 per diluted share for the three month period ended June 30, 2007. Net income for the six month period ended June 30, 2008 was $16.3 million or $1.59 per diluted share, a decrease of $0.4 million or 2.4 percent compared to $16.7 million or $1.64 per diluted share for the six month period ended June 30, 2007. Excluding the effects of a $97 million temporary deposit in a money market account from late December 2007 through early February 2008, the Company achieved growth in both its core businesses of loans and deposits during the six month period ended June 30, 2008, primarily as a result of the addition of new customers and additional loans and deposits from existing customers, partially offset by declines in certain deposit balances, and other declines related to a slowdown in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at June 30, 2008 had approximately $1.7 billion in assets under management compared to approximately $1.2 billion at June 30, 2007.

Despite increases in non-performing assets and charge-offs, overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. Recently, there has been considerable national media attention regarding increases in delinquencies and defaults primarily resulting from “sub-prime” residential mortgage lending. The Company does not generally engage in sub-prime lending, except in occasional circumstances where additional underwriting factors are present which justify extending the loan. The Company does not offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers. In addition, the Company has not invested in mortgage-backed securities secured by sub-prime loans.

Short-term interest rates, which rose gradually in 2005 and into the second quarter of 2006, remained virtually unchanged from September, 2006 through the first half of September 2007. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. The rise in short-term rates, however, was not accompanied with similar increases in longer term interest rates resulting in a flattening and eventual inversion of the yield curve. The persistence of this condition throughout the second half of 2006 and the first three quarters of 2007 put downward pressure on the Company’s net interest income as liabilities repriced at higher rates and maturing longer term assets repriced at similar or only slightly higher rates. The

325 basis point reduction of short-term interest rates from September 2007 through June 2008 has resulted in some improvement in yield curve, however, despite the improvement in the shape of the yield curve, the Company expects continued downward pressure on net interest income for the near future.

As a result of the effects of interest rates, growth in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $0.5 million or 1.8 percent to $27.8 million for the three month period ended June 30, 2008, compared to $27.3 million for the same period in the prior year, and increased by $1.2 million or 2.2 percent to $54.9 million for the six month period ended June 30, 2008, compared to $53.7 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.2 million for both of the three month periods ended June 30, 2008 and 2007 and $2.5 million for both of the six month periods ended June 30, 2008 and 2007.

Non interest income, excluding net gains and losses on securities transactions, was $5.0 million for the three month period ended June 30, 2008, an increase of $1.4 million or 38.9 percent compared to $3.6 million for the same period in the prior year. Non interest income, excluding net gains and losses on securities transactions, was $9.8 million for the six month period ended June 30, 2008, an increase of $2.7 million or 38.0 percent compared to $7.1 million for the same period in the prior year. The increases were primarily due to growth in the investment advisory fee income of A.R. Schmeidler & Co., Inc. and also reflected increases in deposit activity and other service fees and other income. The net realized loss on securities for the six months ended June 30, 2008, included a $0.5 million pretax adjustment for other than temporary impairment taken in March 2008 related to the Company’s investment in a mutual fund. The investment, which had a previous pretax other than temporary impairment adjustment of $0.6 million in December 2007, was sold in April 2008 due to its inability to meet the Company’s performance expectations.

Non interest expense was $17.7 million for the three month period ended June 30, 2008, an increase of $1.4 million or 8.6 percent compared to $16.3 million for the same period in the prior year. Non interest expense was $34.7 million for the six month period ended June 30, 2008, an increase of $3.0 million or 9.5 percent compared to $31.7 million for the same period in the prior year. The increases reflect the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at June 30, 2008 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.

The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB and NYNB exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at June 30, 2008. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2008. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers: adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value and the related impairment is charged to earnings.

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2007 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the six month period ended June 30, 2008 which would have required additional impairment evaluations.

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

Retirement Plans — Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Supplemental retirement plan expense allocates the benefits over years of service

Results of Operations for the Three and Six Month Periods Ended June 30, 2008 and June 30, 2007

Summary of Results

The Company reported net income of $7.9 million for the three month period ended June 30, 2008, a decrease of $0.5 million or 6.0 percent compared to $8.4 million reported for the same period in the prior year. Net income for the six month period ended June 30, 2008 was $16.3 million, a decrease of $0.4 million or 2.4 percent compared to $16.7 million reported for the same period in the prior year. The decreases in the current year periods compared to the prior year periods resulted from a higher provision for loan losses and higher non interest expenses, partially offset by higher net interest income, higher non interest income and lower income taxes. In addition, the six month period ended June 30, 2008 included a $0.5 million pretax adjustment for other than temporary impairment related to the Company’s investment in a mutual fund.

Diluted earnings per share were $0.77 for the three month period ended June 30, 2008, a decrease of $0.05 or 6.1 percent compared to $0.82 reported for the same period in the prior year. Diluted earnings per share were $1.59 for the six month period ended June 30, 2008, a decrease of $0.05 or 3.0 percent compared to $1.64 reported for the same period in the prior year. Annualized returns on average equity and average assets were 14.9 percent and 1.4 percent for the three month period ended June 30, 2008, compared to 17.7 percent and 1.4 percent for the same period in the prior year. Annualized returns on average equity and average assets were 15.6 percent and 1.4 percent for the six month period ended June 30, 2008, compared to 17.7 percent and 1.4 percent for the same period in the prior year. Annualized returns on adjusted average equity and adjusted average assets were 15.0 percent and 1.4 percent for the three month period ended June 30, 2008, compared to 17.3 percent and 1.4 percent for the same period in the prior year. Annualized returns on adjusted average equity and adjusted average assets were 15.6 percent and 1.4 percent for the six month period ended June 30, 2008, compared to 17.3 percent and 1.4 percent for the same period in the prior year. Adjusted average stockholders’ equity and adjusted average assets exclude the effects of net unrealized gains and losses on securities available for sale and along with annualized returns on adjusted average equity and adjusted average assets is, under SEC regulations, a non-GAAP financial measure. Management believes that these non-GAAP financial measures more closely reflects actual performance, as they are more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates.

  Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended June 30, 2008 and June 30, 2007, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2008 and 2007.

	Three Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$3,815	$17	1.78%	$11,670	$156	5.35%
Federal funds sold	16,134	96	2.38	69,493	928	5.34
Securities:(1)
Taxable	498,796	6,162	4.94	687,808	8,497	4.94
Exempt from federal income taxes	221,095	3,488	6.31	216,414	3,566	6.59
Loans, net(2)	1,426,176	25,023	7.02	1,228,741	26,245	8.54

Total interest earning assets	2,166,016	34,786	6.42	2,214,126	39,392	7.12

Non interest earning assets:
Cash and due from banks	52,138			54,650
Other assets	102,347			82,593

Total non interest earning assets	154,485			137,243

Total assets	$2,320,501			$2,351,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$640,893	$2,322	1.45%	$566,079	$3,881	2.74%
Savings	94,400	168	0.71	93,763	196	0.84
Time	251,333	1,597	2.54	270,906	2,625	3.88
Checking with interest	152,244	246	0.65	156,471	390	1.00
Securities sold under repurchase agreements and other short-term borrowings	127,100	458	1.44	180,462	2,182	4.84
Other borrowings	202,371	2,213	4.37	245,844	2,780	4.52

Total interest bearing liabilities	1,468,341	7,004	1.91	1,513,525	12,054	3.19

Non interest bearing liabilities:
Demand deposits	612,285			614,631
Other liabilities	29,046			29,835

Total non interest bearing liabilities	641,331			644,466

Stockholders’ equity(1)	210,829			193,378

Total liabilities and stockholders’ equity(1)	$2,320,501			$2,351,369

Net interest earnings		$27,782			$27,338

Net yield on interest earning assets			5.13%			4.94%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,221 and $1,248 for the three month periods ended June 30, 2008 and June 30, 2007, respectively.

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2008 and June 30, 2007, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)

ASSETS
Interest earning assets:
Deposits in banks	$4,724	$63	2.67%	$7,502	$201	5.36%
Federal funds sold	41,624	723	3.47	43,004	1,128	5.25
Securities:(1)
Taxable	529,668	13,044	4.93	703,578	17,346	4.93
Exempt from federal income taxes	217,783	6,940	6.37	215,637	7,091	6.58
Loans, net(2)	1,373,982	50,325	7.33	1,219,548	51,916	8.51

Total interest earning assets	2,167,781	71,095	6.56	2,189,269	77,682	7.10

Non interest earning assets:
Cash and due from banks	49,543			53,639
Other assets	100,696			82,165

Total non interest earning assets	150,239			135,804

Total assets	$2,318,020			$2,325,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$648,871	$5,880	1.81%	$507,396	$6,650	2.62%
Savings	94,087	385	0.82	93,667	388	0.83
Time	255,881	3,814	2.98	275,434	5,367	3.90
Checking with interest	154,689	672	0.87	153,163	756	0.99
Securities sold under repurchase agreements and other short-term borrowings	109,614	938	1.71	215,151	5,241	4.87
Other borrowings	206,605	4,541	4.40	247,596	5,572	4.50

Total interest bearing liabilities	1,469,747	16,230	2.21	1,492,407	23,974	3.21

Non interest bearing liabilities:
Demand deposits	608,760			610,022
Other liabilities	30,202			29,398

Total non interest bearing liabilities	638,692			639,420

Stockholders’ equity(1)	209,311			193,246

Total liabilities and stockholders’ equity(1)	$2,318,020			$2,325,073

Net interest earnings		$54,865			$53,708

Net yield on interest earning assets			5.06%			4.91%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $2,429 and $2,482 for the six month periods ended June 30, 2008 and June 30, 2007, respectively.

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2008 and June 30, 2007.

	(000’s)
	Three Month Period Increase			Six Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$(105)	$(34)	$(139)	$(74)	$(64)	$(138)
Federal funds sold	(713)	(119)	(832)	(36)	(369)	(405)
Securities:
Taxable	(2,335)	—	(2,335)	(4,288)	(14)	(4,302)
Exempt from federal income taxes(2)	77	(155)	(78)	71	(222)	(151)
Loans, net	4,217	(5,439)	(1,222)	6,574	(8,165)	(1,591)

Total interest income	1,141	(5,747)	(4,606)	2,247	(8,834)	(6,587)

Interest expense:
Deposits:
Money market	513	(2,072)	(1,559)	1,854	(2,624)	(770)
Savings	1	(29)	(28)	2	(5)	(3)
Time	(190)	(838)	(1,028)	(381)	(1,172)	(1,553)
Checking with interest	(11)	(133)	(144)	8	(92)	(84)
Securities sold under repurchase agreements and other short-term borrowings	(645)	(1,079)	(1,724)	(2,571)	(1,732)	(4,303)
Other borrowings	(492)	(75)	(567)	(922)	(109)	(1,031)

Total interest expense	(824)	(4,226)	(5,050)	(2,010)	(5,734)	(7,744)

Increase in interest differential	$1,965	$(1,521)	$444	$4,257	$(3,100)	$1,157

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2008 and 2007.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and six month periods ended June 30, 2008, net interest income, on a tax equivalent basis, increased $0.5 million or 1.8 percent to $27.8 million and $1.2 million or 2.2 percent to $54.9 million, compared to $27.3 million and $53.7 million for the same periods in the prior year. Net interest income for the three month period ended June 30, 2008 was higher due to an increase in the tax equivalent basis net interest margin to 5.13% in 2008 from 4.94% in the prior year period, partially offset by a slight decrease in the excess of average interest earning assets over average interest bearing liabilities of $2.9 million or 0.4 percent to $697.7 million compared to $700.6 million for the same period in the prior year. Net interest income for the six month period ended June 30, 2008 was higher due to a slight increase in the excess of average interest earning assets over average interest bearing liabilities of $1.2 million or 0.2 percent to $698.1 million compared to $696.9 million for the same period in the prior year and an increase in the tax equivalent basis net interest margin to 5.06% in 2008 from 4.91% in the prior year period.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, decreased $4.6 million or 11.7 percent to $34.8 million and $6.6 million or 8.5 percent to $71.1 million, for the three and six month periods ended June 30, 2008, compared to $39.4 million and $77.7 million for the same periods in the prior year. Average interest earning assets decreased $48.1 million or 2.2 percent to $2,166.0 million and $21.5 million or 1.0 percent to $2,167.8 million, for the three and six month periods ended June 30, 2008, compared to $2,214.1 million and $2,189.3 million for the same periods in the prior year. Volume decreases in interest bearing deposits, federal funds sold and taxable securities and generally lower interest rates, partially offset by a volume increases in tax-

exempt securities and loans, contributed to the lower interest income in the three and six month periods ended June 30, 2008 compared to the same periods in the prior year.

Average total securities, excluding average net unrealized gains and losses on available for sale securities, decreased by $184.3 million or 20.4 percent to $719.9 million and by $171.7 million or 18.7 percent to $747.5 million, for the three and six month periods ended June 30, 2008, compared to $904.2 million and $919.2 million for the same periods in the prior year. The decreases in average total securities in the three and six month periods ended June 30, 2008, compared to the same periods in the prior year, was a result of cash flow from maturing securities being utilized to repay certain maturing short-term and long-term borrowings as part of strategies being conducted as a part of the Company’s ongoing asset/liability management. The average yields on securities were slightly higher for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year. Average tax equivalent basis yields on securities for the three and six month periods ended June 30, 2008 were 5.36 percent and 5.35 percent, compared to 5.34 percent and 5.32 percent for the same periods in the prior year. As a result, tax equivalent basis interest income from securities was lower for the three and six month periods ended June 30, 2008, compared to the same periods in the prior year, due to lower volume, partially offset by slightly higher interest rates.

Average net loans increased $197.5 million or 16.1 percent to $1,426.2 million and $154.5 million or 12.7 percent to $1,374.0 million, for the three and six month periods ended June 30, 2008, compared to $1,228.7 million and $1,219.5 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. Average yields on loans were 7.02 percent and 7.33 percent for the three and six month periods ended June 30, 2008 compared to 8.54 percent and 8.51 percent for the same periods in the prior year. As a result, interest income on loans was lower for the three and six month periods ended June 30, 2008, compared to the same periods in the prior year, due to lower interest rates, partially offset by higher volume.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $5.1 million or 42.1 percent to $7.0 million and $7.8 million or 32.5 percent to $16.2 million, for the three and six month periods ended June 30, 2008, compared to $12.1 million and $24.0 million for the same periods in the prior year. Average interest bearing liabilities decreased $45.2 million or 3.0 percent to $1,468.3 million and $22.7 million or 1.5 percent to $1,469.7 million, for the three and six month periods ended June 30, 2008, compared to $1,513.5 million and $1,492.4 million for the same periods in the prior year. The decrease in average interest bearing liabilities for the three month period ended June 30, 2008, compared to the same period in the prior year, resulted from volume decreases in checking with interest, time deposits, securities sold under agreements to repurchase and other borrowed funds, partially offset by volume increases in money market deposits, savings deposits and other short-term borrowings. The decrease in average interest bearing liabilities for the six month period ended June 30, 2008, compared to the same period in the prior year, resulted from volume decreases in time deposits, securities sold under agreements to repurchase and other borrowed funds, partially offset by volume increases in checking with interest, money market deposits, savings deposits and other short-term borrowings. Deposits increased from new customers, existing customers and the continued growth resulting from the opening of new branches. Average money market deposits for the 2008 periods include the effects of a $97 million temporary deposit from January 1, 2008 through February 8, 2008. The decreases in average securities sold under agreements to repurchase and other borrowings for the three and six month periods ended June 30, 2008, compared to the same periods in the prior year, resulted from managements utilization of cash flow from maturing investment securities to reduce borrowings in a planned leverage reduction program conducted as part of the Company’s ongoing asset/liability management efforts. Average interest rates on interest bearing liabilities were 1.91 percent and 2.21 percent for the three and six month periods ended June 30, 2008, compared to 3.19 percent and 3.21 percent for the same periods in the prior year. As a result, interest expense was lower for the three and six month periods ended June 30, 2008, compared to the same periods in the prior year due to lower volume and lower rates.

Average non interest bearing demand deposits decreased slightly by $2.3 million or 0.4 percent to $612.3 million and $1.2 million or 0.2 percent to $608.8 million, for the three and six month periods ended June 30, 2008, compared to $614.6 million and $610.0 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2008 and 2007 is as follows:

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2008	2007	2008	2007

Average interest rate on:
Total average interest earning assets	6.42%	7.12%	6.56%	7.10%
Total average interest bearing liabilities	1.91%	3.19%	2.21%	3.21%
Total interest rate spread	4.51%	3.93%	4.35%	3.89%

Interest rate spreads increased in the current year periods compared to the prior year periods. These increases resulted from a greater decrease in the average interest rates on interest bearing liabilities over that of interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

  Provision for Loan Losses

The Company recorded a provision for loan losses of $2.1 million and $0.6 million for the three month periods ended June 30, 2008 and 2007, respectively. The Company recorded a provision for loan losses of $2.4 million and $1.1 million for the six month periods ended June 30, 2008 and 2007, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income

Non interest income, excluding net gains on securities available for sale, was $5.0 million for the three month period ended June 30, 2008, an increase of $1.4 million or 38.9 percent from $3.6 million for the same period in the prior year. Non interest income, excluding net losses on available for sale securities, was $9.8 million for the six month period ended June 30, 2008, an increase of $2.7 million or 38.0 percent from $7.1 million for the same period in the prior year.

•	Service charges for the three and six month periods ended June 30, 2008 increased 18.2 percent to $1.3 million from $1.1 million and 20.8 percent to $2.9 million from $2.4 million from the prior year periods. These increases reflect new fees; a higher level of fees charged and increased activity.

•	Investment advisory fee income for the three and six month periods ended June 30, 2008 increased 38.1 percent to $2.9 million from $2.1 million and 36.6 percent to $5.6 million from $4.1 million as compared to the prior year periods. The increase was primarily due to increases in assets under management, resulting from net increases in assets from existing customers, addition of new customers and net increases in asset values.

•	Other income for the three and six month periods ended June 30, 2008 increased 50.0 percent to $0.7 million from $0.4 million and 85.7 percent to $1.3 million from $0.7 million as compared to the prior year periods. The increases were primarily the result of increases in deposit activity and other fees.

For the three and six month periods ended June 30, 2008, the Company recorded net realized gains on securities available for sale of $0.1 million and net realized losses of $0.3 million, respectively. The net realized loss on securities available for sale for the six month period ended June 30, 2008 included a $0.5 million pretax adjustment for other than temporary impairment taken in March 2008 related to the Company’s investment in a mutual fund. Net realized gains on securities available for sale for the three and six month periods ended June 30, 2007 were not considered significant.

  Non Interest Expense

Non interest expense for the three and six month periods ended June 30, 2008 increased 8.6 percent to $17.7 million from $16.3 million and 9.5 percent to $34.7 million from $31.7 million in the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, equipment expense, and FDIC assessment partially offset by decreases in business development expense, other operating expenses and professional services for both the three and six month periods ended June 30, 2008, as compared to the prior year periods.

Salaries and employee benefits, the largest component of non interest expense, for the three and six month periods ended June 30, 2008 increased 9.7 percent to $10.2 million from $9.3 million and 9.9 percent to $20.1 million from $18.2 million, as compared to prior year periods. The increase resulted from additional staff to accommodate the growth in loans and deposits, new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

Occupancy expense for the three and six month periods ended June 30, 2008 increased 26.7 percent to $1.9 million from $1.5 million and 19.4 percent to $3.7 million from $3.1 million in the prior year periods. These increases reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services expense for the three month period ended June 30, 2008 decreased $0.1 million or 9.1 percent to $1.1 million as compared to the prior period. Professional services expense for the six month period ended June 30,2008 decreased 4.3 percent to $2.2 million from $2.3 million in the prior year periods. The decreases were due to expenses, recorded in the prior periods, related to an information management project.

Equipment expense for the three and six month periods ended June 30, 2008 increased 57.1 percent to $1.1 million from $0.7 million and 50.0 percent to $2.1 million from $1.4 million in the prior year periods. The increases resulted from the implementation of a new telephone systems, the opening of new branch facilities and increased maintenance costs as compared to the prior year periods.

Business development expense for the three and six month periods ended June 30, 2008 decreased 25.0 percent to $0.6 million from $0.8 million and 15.4 percent to $1.1 million from $1.3 million in the prior year periods. The decrease was due to expenses related to HVB’s anniversary recorded in the prior period and a reduction in annual report costs.

The assessment of the FDIC for the three and six month periods ended June 30, 2008 increased 293.9 percent to $193,000 from $49,000 and 209.9 percent to $282,000 from $91,000 in the prior year. These increases were primarily due to an increase in the assessment rate on deposits.

Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2008 as compared to June 30, 2007, were due to the following:

•	Increase of $74,000 (24.3%) and $261,000 (39.0%), respectively, in office supplies due increased paper costs and the opening of new branch facilities.

•	Increase of $40,000 (117.8%) and $78,000 (125.8%), respectively, in other insurance expense resulting from increases in banker’s professional insurance costs and automobile insurance costs.

•	Increase of $27,000 (17.4%) and $31,000 (12.2%), respectively, in other loan expenses due to increases in loan collection expenses and credit reporting expenses.

•	Increase of $124,000 (18.7%) and $262,000 (22.0%), respectively, in outside services costs due to increased data processing costs related to document capture.

•	Decrease of $89,000 (28.2%) and $77,000 (14.6%), respectively, in courier expenses due to a decrease in utilization of such services.

•	Decrease of $29,000 (20.6%) and $55,000 (19.3%), respectively, in dues, meetings and seminar expense due to decreased participation in such events.

•	Decrease of $161,000 (41.2%) and $250,000 (34.0%), respectively, in communications expense due to the implementation of a new telephone system in the third quarter of 2007.

Income Taxes

Income taxes of $4.0 million and $4.5 million were recorded in the three month periods ended June 30, 2008, and 2007, respectively. Income taxes of $8.4 million and $8.9 million were recorded in the six month periods ended June 30, 2008, and 2007, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 33.8 percent and 34.0 percent for the three and six month periods ended June 30, 2008 compared to 34.8 percent and 34.9 percent for the same periods in the prior year. The decrease in the overall effective tax rates for 2008, compared to the prior year periods, resulted primarily from a decrease in the percentages of income subject to New York State tax.

Financial Condition

  Assets

The Company had total assets of $2,336.2 million at June 30, 2008, an increase of $5.5 million from $2,330.7 million at December 31, 2007.

  Federal Funds Sold

Federal funds sold totaled $12.2 million at June 30, 2008, a decrease of $86.9 million from $99.1 million at December 31, 2007. The decrease resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

  Securities and FHLB Stock

The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $10.3 million at June 30, 2008 and were comprised primarily of obligations of municipalities located within the Company’s market area.

Securities totaled $654.5 million at June 30, 2008, a decrease of $125.8 million or 16.1 percent from $780.3 million at December 31, 2007. Securities classified as available for sale, which are recorded at estimated fair value, totaled $623.5 million at June 30, 2008, a decrease of $123.0 million or 16.5 percent from $746.5 million at December 31, 2007. Securities classified as held to maturity, which are recorded at amortized cost, totaled $31.0 million at June 30, 2008, a decrease of $2.7 million or 8.0 percent from $33.7 million at December 31, 2007. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at June 30, 2008:

		Gross
	Amortized	Unrealized		Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value
	(000’s)

U.S. Treasury and government agencies	$38,492	$137	$114	$38,515
Mortgage-backed securities	371,347	647	5,565	366,429
Obligations of state and political subdivisions	190,924	2,252	1,491	191,685
Other debt securities	21,194	21	4,260	16,955

Total debt securities	621,957	3,057	11,430	613,584
Mutual funds and other equity securities	9,090	825	25	9,890

Total	$631,047	$3,882	$11,455	$623,474

Classified as Held to Maturity
Mortgage-backed securities	$25,853	—	$232	$25,621
Obligations of states and political subdivisions	5,133	$58	4	5,187

Total	$30,986	$58	$236	$30,808

U.S. Treasury and government agency obligations classified as available for sale totaled $38.5 million at June 30, 2008, a decrease of $68.3 million or 64.0 percent from $106.8 million at December 31, 2007. The decrease was due to maturities and calls of $69.4 million and sales of $42.1 million which were partially offset by purchases of $42.9 million and other increases of $0.3 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at June 30, 2008 or at December 31, 2007.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $366.4 million at June 30, 2008, a decrease of $12.5 million or 3.3 percent from $378.9 million at December 31, 2007. The decrease was due to maturities and principal paydowns of $57.3 million which were partially offset by purchases of $44.0 million and other increases of $0.8 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $25.9 million at June 30, 2008, a decrease of $2.7 million or

9.4 percent from $28.6 million at December 31, 2007. The decrease was due to maturities and principal paydowns of $2.8 million partially offset by other changes of $0.1 million.

Obligations of state and political subdivisions classified as available for sale totaled $191.7 million at June 30, 2008, a decrease of $15.8 million or 7.6 percent from $207.5 million at December 31, 2007. The decrease was due to maturities and calls of $35.9 million and other decreases of $2.6 million which were partially offset by purchases of $22.7 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both June 30, 2008 and December 31, 2007. The combined available for sale and held to maturity obligations at March 31, 2008 were comprised of approximately 68 percent of New York State political subdivisions and 32 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities, consisting primarily of corporate bonds and trust preferred securities, totaled $17.0 million at June 30, 2008, a decrease of $4.5 million or 20.9 percent from $21.5 million at December 31, 2007. The decrease resulted from maturities and calls of $1.0 million and other decreases of $3.5 million. All other debt securities are classified as available for sale.

Mutual funds and other equity securities totaled $9.9 million at June 30, 2008, a decrease of $21.9 million or 68.9 percent from $31.8 million at December 31, 2007. The decrease resulted from sales of $21.8 million and other decreases of $0.4 million partially offset by purchases of $0.3 million. Other decreases include a $0.5 million pretax adjustment for other than temporary impairment related to the Company’s investment in a mutual fund. The investment was sold in April 2008 due to its inability to meet the Company’s performance expectations. All mutual funds and other equity securities are classified as available for sale.

The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $15.7 million at June 30, 2008, compared to $11.7 million at December 31, 2007.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2008 or December 31, 2007

  Loans

Net loans totaled $1,494.9 million at June 30, 2008, an increase of $205.3 million or 15.9 percent from $1,289.6 million at December 31, 2007. The increase resulted principally from a $104.6 million increase in commercial real estate loans, $48.4 million increase in residential loans, $39.4 million increase in commercial and industrial loans, $12.4 million increase in construction loans, and a $4.7 million increase in lease financing. These increases were partially offset by a $4.8 million decrease in loans to individuals. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration.

Major classifications of loans at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(000’s)

Real Estate:
Commercial	$459,655	$355,044
Construction	224,195	211,837
Residential	372,933	324,488
Commercial and industrial	416,498	377,042
Individuals	24,918	29,686
Lease financing	17,175	12,463

Total	1,515,374	1,310,560
Deferred loan fees, net	(4,106)	(3,552)
Allowance for loan losses	(16,382)	(17,367)

Loans, net	$1,494,886	$1,289,641

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing and other real estate owned as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(000’s except percentages)

Non-accrual loans at period end	$12,318	$10,719
Loans past due 90 days or more and still accruing	1,383	3,953
Other real estated owned	1,900	—
Non performing assets to total assets at period end	0.61%	0.46%

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $676,000 and $933,000 for the six month period ended June 30, 2008 and the year ended December 31, 2007, respectively. There was no interest income on nonperforming assets included in net income for the three and six month periods ended June 30, 2008 and the year ended December 31, 2007.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable incurred losses in the loan portfolio based on ongoing quarterly assessments of estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of several key components, which include a specific component for identified problem loans, a formula component and an unallocated component.

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

The unallocated component of the allowance for loan losses is the result of management’s consideration of other relevant factors affecting loan collectibility. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors were considered in the determination of the unallocated component for loan losses at June 30, 2008:

•	Economic and business conditions — Inflation, the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty and are part of the determination of the unallocated component of the allowance.

•	Concentration — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are not fully reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. Therefore, consideration of concentrations is a part of the determination of the unallocated component of the allowance.

•	Credit quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the unallocated component of the allowance.

•	Loan Participations — We will purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component of the allowance.

The allowance for loan losses totaled $16.4 million at June 30, 2008, compared to $17.4 million at December 31, 2007. The decline was primarily due to reductions in the specific component which resulted from charge-offs of approximately $1.7 million related to portions of loans for which specific reserves had been established at December 31, 2007. The Company recorded a provision for loan losses of $2.4 million for the six month period ended June 30, 2008. This provision took into consideration net charge-offs of $3.4 million for the six month period ended June 30, 2008, which included $1.7 million of previously identified specific reserves, increases to the formula component due to loan growth and increases to the unallocated component related to the increase in non-performing loans as well as consideration of the other relevant factors discussed above.

  Deposits

Deposits totaled $1,730.4 million at June 30, 2008, a decrease of $82.1 million or 4.5 percent from $1,812.5 million at December 31, 2007. The following table presents a summary of deposits at June 30, 2008 and December 31, 2007:

	(000’s)
	June 30,	December 31,
	2008	2007	Increase (Decrease)

Demand deposits	$620,387	$568,418	$51,969
Money market accounts	620,419	730,429	(110,010)
Savings accounts	93,831	93,331	500
Time deposits of $100,000 or more	187,063	202,151	(15,088)
Time deposits of less than $100,000	62,157	60,493	1,664
Checking with interest	146,564	157,720	(11,156)

Total Deposits	$1,730,421	$1,812,542	$(82,121)

The decrease in deposits resulted primarily from the withdrawal of a $97.0 million money market account partially offset by new account relationships and increased account activity.

  Borrowings

Total borrowings were $372.1 million at June 30, 2008, an increase of $85.2 million or 29.7 percent from $286.9 million at December 31, 2007. The overall increase resulted primarily from a $104.7 million increase in other short-term borrowings partially offset by $14.0 million of maturities of term FHLB borrowings and a $5.5 million decrease in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $205.9 million at June 30, 2008, an increase of $2.2 million or 1.1 percent from $203.7 million at December 31, 2007. The increase in stockholders’ equity resulted from net income of $16.3 million for the six month period ended June 30, 2008, $5.9 million net increases related to grants and exercises of stock options and $0.1 million of proceeds from the sale of treasury stock. These increases were partially offset by $10.0 million of cash dividends paid on common stock, $7.4 million in purchases of treasury stock and decreases of $2.7 million in accumulated comprehensive income.

The Company’s and the Banks’ capital ratios at June 30, 2008 and December 31, 2007 are as follows:

			Minimum for
	June 30,	December 31,	Capital Adequacy
	2008	2007	Purposes

Leverage ratio:
Company	8.3%	8.3%	4.0%
HVB	8.4	8.1	4.0
NYNB	6.9	8.1	4.0
Tier 1 capital:
Company	11.7%	12.5%	4.0%
HVB	11.7	12.3	4.0
NYNB	8.4	11.3	4.0
Total capital:
Company	12.7%	13.7%	8.0%
HVB	12.7	13.4	8.0
NYNB	12.0	12.6	8.0

The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at June 30, 2008.

Liquidity

The Company’s liquid assets, at June 30, 2008, include cash and due from banks of $52.9 million and Federal funds sold of $12.2 million. Federal funds sold represent the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $75.9 million at June 30, 2008. This represented 11.5 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $339.8 million, or 22.0 percent of loans at June 30, 2008, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB and NYNB are members of the FHLB. HVB has a borrowing capacity of up to $200 million under two lines of credit at June 30, 2008, at various terms secured by FHLB stock owned and to be purchased and certain other assets of HVB. HVB had $103.0 million outstanding under these lines from the FHLB at June 30, 2008. NYNB has a borrowing capacity of $26.6 million under two lines of credit at June 30, 2008, at various terms secured by FHLB stock owned and to be purchased and certain other assets of NYNB. NYNB had no balances outstanding under these lines from the FHLB at June 30, 2008. The Company’s short-term borrowings included $69.9 million under securities sold under agreements to repurchase at June 30, 2008, and had securities totaling $264.7 million at June 30, 2008 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, HVB has agreements with two investment firms to borrow up to $410 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $85 million. HVB had $1.8 million outstanding under these lines at June 30, 2008. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized by U.S. Treasury and government agency securities.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2008. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	adverse changes in economic conditions especially those affecting real estate;

•	unanticipated changes in interest rates;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	regulatory delays or conditions imposed by regulators in connection with the conversion of the Banks to national banks, acquisitions or other expansion plans;

•	increases in federal, state and local income taxes and/or the Company’s effective income tax rate;

•	the extent and timing of legislative and regulatory actions and reform;

•	difficulties in integrating acquisitions, offering new services or expanding into new markets;

•	insufficient allowance for loan losses; and

•	unanticipated write-down or other-than-temporary impairment to investment securities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2007 were previously reported in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2008 compared to December 31, 2007.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the six month period ended June 30, 2008. The Company had no derivative financial instruments in place at June 30, 2008.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2008 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at June 30, 2008, shows a negative cumulative static gap of $32.0 million in the one year time frame.

The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2008.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	June 30,
Gradual Change in Interest Rates	2008	Policy Limit

+200 basis points	0.4%	(5.0)%
–100 basis points	(1.8)%	(5.0)%

As of March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and –100 basis points scenario is within the Company’s policy limits.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended June 30, 2008, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2007 Annual Report on Form 10-K under “Risk Factors”. There has been no material change in such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchase made by the Company of its common stock during the three month period ended June 30, 2008:

			Total number	Maximum number
			of shares	of shares
			purchased as	that may
	Total number	Average price	part of	yet be
	of shares	paid per	publicly announced	purchased under
Period	purchased	share	programs	the programs(1)

April 1, 2008 -April 30, 2008(1)	61,174	$52.75	61,174
May 1, 2008 - May 31, 2008(1)	14,938	52.85	14,816
June 1, 2008 - June 30, 2008(1)	19,858	53.98	17,058	138,883

Total	95,970	$53.02	93,048	138,883

(1)	In February 2008, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $52.75 per share. This offer expired on May 27, 2008. In June 2008, this offer was extended through September 3, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 15, 2008 for the purpose of considering and voting upon the following matters:

Election of the following directors, constituting all members of the Board of Directors, to a one-year term of office: William E. Griffin, Stephen R. Brown, James M. Coogan, Gregory F. Holcombe, Adam Ifshin, James J. Landy, Michael P. Maloney, Angelo R. Martinelli, William J. Mulrow, John A. Pratt Jr., Cecile D. Singer and Craig S. Thompson.

The results were as follows:

	For	Withheld	Abstain

William E. Griffin	7,903,199	17,807	—
Stephen R. Brown	7,903,199	17,807	—
James M. Coogan	7,903,199	17,807	—
Gregory F. Holcombe	7,908,828	11,178	—
Adam Ifshin	7,898,554	22,452	—
James J. Landy	7,903,102	17,904	—
Michael P. Maloney	7,906,922	14,084	—
Angelo R. Martinelli	7,903,199	17,807	—
William J. Mulrow	7,919,033	1,973	—
John A. Pratt Jr.	7,903,199	17,807	—
Cecile D. Singer	7,919,130	1,876	—
Craig S. Thompson	7,903,199	17,807	—

Ratification of the selection of Crowe Chizek and Company LLC as independent registered accounting firm. The results were as follows:

			Broker
For	Against	Abstain	Non-Votes

7,890,821	5,539	24,646	93,978

Item 6.  Exhibits

(A) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1) Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2007

(2) Incorporated herein by reference in this document to the Form 10-Q filed on May 15, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown
Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer

August 8, 2008