Form 10-Q
period 2008-09-30
HUDSON VALLEY HOLDING CORP
filed 2008-11-10
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 3,
2008
Common stock, par value $0.20 per share	9,919,946

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,
	2008	2007

Interest Income:
Loans, including fees	$27,699	$26,384
Securities:
Taxable	5,961	7,979
Exempt from Federal income taxes	2,001	2,255
Federal funds sold	97	1,247
Deposits in banks	18	252

Total interest income	35,776	38,117

Interest Expense:
Deposits	4,115	7,484
Securities sold under repurchase agreements and other short-term borrowings	753	1,886
Other borrowings	2,155	2,405

Total interest expense	7,023	11,775

Net Interest Income	28,753	26,342
Provision for loan losses	1,040	180

Net interest income after provision for loan losses	27,713	26,162

Non Interest Income:
Service charges	1,401	1,152
Investment advisory fees	3,264	2,432
Realized (loss) gain on securities available for sale, net	(1,062)	21
Other income	851	423

Total non interest income	4,454	4,028

Non Interest Expense:
Salaries and employee benefits	10,774	9,411
Occupancy	1,838	1,606
Professional services	1,231	1,211
Equipment	1,040	841
Business development	526	576
FDIC assessment	279	49
Other operating expenses	2,500	2,616

Total non interest expense	18,188	16,310

Income Before Income Taxes	13,979	13,880
Income Taxes	4,930	4,789

Net Income	$9,049	$9,091

Basic Earnings Per Common Share	$0.91	$0.93
Diluted Earnings Per Common Share	$0.89	$0.89

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,
	2008	2007

Interest Income:
Loans, including fees	$78,024	$78,300
Securities:
Taxable	19,005	25,325
Exempt from Federal income taxes	6,512	6,864
Federal funds sold	820	2,375
Deposits in banks	81	453

Total interest income	104,442	113,317

Interest Expense:
Deposits	14,866	20,645
Securities sold under repurchase agreements and other short-term borrowings	1,691	7,127
Other borrowings	6,696	7,977

Total interest expense	23,253	35,749

Net Interest Income	81,189	77,568
Provision for loan losses	3,485	1,290

Net interest income after provision for loan losses	77,704	76,278

Non Interest Income:
Service charges	4,256	3,520
Investment advisory fees	8,866	6,522
Realized (loss) gain on securities available for sale, net	(1,399)	56
Other income	2,177	1,101

Total non interest income	13,900	11,199

Non Interest Expense:
Salaries and employee benefits	30,912	27,634
Occupancy	5,493	4,730
Professional services	3,480	3,541
Equipment	3,129	2,284
Business development	1,626	1,879
FDIC assessment	561	140
Other operating expenses	7,657	7,788

Total non interest expense	52,858	47,996

Income Before Income Taxes	38,746	39,481
Income Taxes	13,354	13,712

Net Income	$25,392	$25,769

Basic Earnings Per Common Share	$2.56	$2.63
Diluted Earnings Per Common Share	$2.48	$2.53

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income	$9,049	$9,091	$25,392	$25,769
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available for sale arising during the period	(7,158)	6,745	(12,207)	1,510
Income tax effect	2,912	(2,994)	5,041	(811)

	(4,246)	3,751	(7,166)	699

Reclassification adjustment for net loss (gain) realized on securities available for sale	1,062	(21)	1,399	(56)
Income tax effect	(429)	9	(566)	23

	633	(12)	833	(33)

Unrealized (loss) gain on securities available for sale	(3,613)	3,739	(6,333)	666

Accrued benefit liability adjustment	20	(254)	60	(760)
Income tax effect	(7)	100	(23)	303

	13	(154)	37	(457)

Other comprehensive (loss) income	(3,600)	3,585	(6,296)	209

Comprehensive income	$5,449	$12,676	$19,096	$25,978

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	September 30,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$55,635	$51,067
Federal funds sold	2,111	99,054
Securities available for sale at estimated fair value (amortized cost of $621,088 in 2008 and $749,354 in 2007)	607,420	746,493
Securities held to maturity at amortized cost (estimated fair value of $28,818 in 2008 and $33,769 in 2007)	28,903	33,758
Federal Home Loan Bank of New York (FHLB) Stock	16,533	11,677
Loans (net of allowance for loan losses of $17,252 in 2008 and $17,367 in 2007)	1,596,350	1,289,641
Accrued interest and other receivables	15,800	15,252
Premises and equipment, net	30,425	27,356
Other real estate owned	1,900	—
Deferred income taxes, net	15,451	10,284
Bank owned life insurance	22,483	21,497
Goodwill	15,685	15,377
Other intangible assets	4,303	4,919
Other assets	4,076	4,373

TOTAL ASSETS	$2,417,075	$2,330,748

LIABILITIES
Deposits:
Non interest-bearing	$614,483	$568,418
Interest-bearing	1,162,962	1,244,124

Total deposits	1,777,445	1,812,542
Securities sold under repurchase agreements and other short-term borrowings	206,888	76,097
Other borrowings	196,823	210,844
Accrued interest and other liabilities	28,956	27,578

TOTAL LIABILITIES	2,210,112	2,127,061

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 9,940,935 and 9,841,890 shares in 2008 and 2007, respectively	2,143	2,091
Additional paid-in capital	235,150	227,173
Retained earnings	12,678	2,369
Accumulated other comprehensive loss, net	(10,662)	(4,366)
Treasury stock, at cost; 775,311 and 611,136 shares in 2008 and 2007, respectively	(32,346)	(23,580)

Total stockholders’ equity	206,963	203,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,417,075	$2,330,748

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2008 and 2007
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2008	9,841,890	$2,091	$(23,580)	$227,173	$2,369	$(4,366)	$203,687
Net income					25,392		25,392
Grants and exercises of stock options, net of tax	263,220	52		7,880			7,932
Purchase of treasury stock	(172,306)		(9,096)				(9,096)
Sale of treasury stock	8,131		330	97			427
Cash dividend					(15,083)		(15,083)
Accrued benefit liability adjustment						37	37
Net unrealized loss on securities available for sale						(6,333)	(6,333)

Balance at September 30, 2008	9,940,935	$2,143	$(32,346)	$235,150	$12,678	$(10,662)	$206,963

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2007	8,945,124	$1,880	$(14,804)	$202,963	$2,437	$(6,910)	$185,566
Net income					25,769		25,769
Grants and exercises of stock options, net of tax	90,411	18		2,905			2,923
Purchase of treasury stock	(176,244)		(9,161)				(9,161)
Sale of treasury stock	6,470		241	42			283
Cash dividend					(13,301)		(13,301)
Accrued benefit liability adjustment						(457)	(457)
Net unrealized gain on securities available for sale						666	666

Balance at September 30, 2007	8,865,761	$1,898	$(23,724)	$205,910	$14,905	$(6,701)	$192,288

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Nine Months
	Ended September 30,
	2008	2007
		(as restated)

Operating Activities:
Net income	$25,392	$25,769
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,485	1,290
Depreciation and amortization	2,613	2,127
Realized loss (gain) on security transactions, net	1,399	(56)
Amortization of premiums on securities, net	17	323
Increase in cash value of bank owned life insurance	(583)	(225)
Amortization of intangible assets	616	616
Stock option expense and related tax benefits	1,857	535
Deferred taxes (benefit)	(715)	(713)
Increase (decrease) in deferred loan fees, net	1,030	(221)
Decrease in accrued interest and other receivables	(547)	(1,156)
Decrease in other assets	296	2,530
Excess tax benefits from share-based payment arrangements	(1,368)	(266)
Increase in accrued interest and other liabilities	1,378	1,584
Increase (decrease) in accrued benefit liability adjustment	61	(758)

Net cash provided by operating activities	34,931	31,379

Investing Activities:
Net decrease (increase) in Federal funds sold	96,943	(28,443)
(Increase) decrease in FHLB stock	(4,856)	2,333
Proceeds from maturities and paydowns of securities available for sale	226,337	119,198
Proceeds from maturities and paydowns of securities held to maturity	4,861	5,121
Proceeds from sales of securities available for sale	63,936	3
Purchases of securities available for sale	(163,431)	(28,973)
Net increase in loans	(313,124)	(30,115)
Net purchases of premises and equipment	(5,682)	(5,530)
Increase in goodwill	(308)	—
Premiums paid on bank owned life insurance	(403)	(393)

Net cash (used in) provided by investing activities	(95,727)	33,201

Financing Activities:
Net (decrease) increase in deposits	(35,097)	101,771
Net increase (decrease) in securities sold under repurchase agreements and short-term borrowings	130,791	(118,056)
Repayment of other borrowings	(14,021)	(38,520)
Proceeds from issuance of common stock	6,075	2,388
Excess tax benefits from share-based payment arrangements	1,368	266
Proceeds from sale of treasury stock	427	283
Acquisition of treasury stock	(9,096)	(9,161)
Cash dividends paid	(15,083)	(13,301)

Net cash provided by (used in) financing activities	65,364	(74,330)

Increase (Decrease) in Cash and Due from Banks	4,568	(9,750)
Cash and due from banks, beginning of period	51,067	61,805

Cash and due from banks, end of period	$55,635	$52,055

Supplemental Disclosures:
Interest paid	$24,835	$36,118
Income tax payments	13,106	15,646
Increase in other real estate owned	1,900	—

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

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank, N.A. (“HVB”), a national banking association headquartered in Westchester County, New York and New York National Bank (“NYNB”), a national banking association headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is the successor to Hudson Valley Bank, a New York State bank originally established in 1972. NYNB is a national banking association which the Company acquired effective January 1, 2006. For the period from January 1, 2006 to November 19, 2007, NYNB was operated as a New York State bank. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York and 3 in Fairfield County, Connecticut. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York. In June 2008, HVB relocated its Queens, New York branch to 162-05 Crocheron Avenue, Flushing, New York. In July 2008, HVB opened a full service branch at 16 Court Street, Brooklyn, New York. In September 2008, HVB open a full service branch at 420 Post Road, Westport, Connecticut and, in October 2008, HVB opened a full service branch at 500 West Putnam Avenue, Greenwich, Connecticut. HVB has received regulatory approval to open full service branches at 2000 Post Road, Fairfield, Connecticut; 54 Broad Street, Milford, Connecticut and 111 Brook Street, Scarsdale, New York.

The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income. ARS has offices at 500 Fifth Avenue, New York, New York.

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

Our principal executive offices are located at 21 Scarsdale Road, Yonkers, New York 10707.

Our principal customers are businesses, professionals, municipalities, not-for-profit organizations and individuals. Our strategy is to operate community-oriented banking institutions dedicated to providing personalized service to customers and focusing on products and services for selected segments of the market. We believe that our ability to attract and retain customers is due primarily to our focused approach to our markets, our personalized and professional services, our product offerings, our experienced staff, our knowledge of our local markets and our ability to provide responsive solutions to customer needs. We provide these products and services to a diverse range of customers and do not rely on a single large depositor for a significant percentage of deposits. We anticipate that we will continue to expand in our current market and surrounding area by acquiring other banks and related businesses, adding staff, opening loan production offices and continuing to open new branch offices.

2.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company at September 30, 2008 and the results of its operations, and comprehensive income for the three and nine month periods ended September 30, 2008 and 2007, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2008 and 2007. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the determination of the fair value of available for sale securities, impaired loans and other real estate owned. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties. In connection with the determination of the fair value of available for sale securities, impaired loans and other real estate owned, management utilizes Level 2 observable inputs combined in certain instances with Level 3 inputs to estimate other potential impacts of market conditions.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2008. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2007 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the nine month period ended September 30, 2008 which would have required additional impairment evaluations.

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

Also, at the time of this acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. In December 2005, November 2006, and November 2007, the Company made the first three of these additional payments in the amounts of $1,572, $3,016 and $5,225, respectively. The deferred income tax effects related to temporary differences between the book and tax basis of identified intangible assets and goodwill deductible for tax purposes are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

On January 1, 2006, the Company acquired NYNB in a tax-free stock purchase transaction. In connection with this acquisition the Company recorded a core deposit premium intangible asset of $3,907 and a related deferred tax liability of $1,805. The core deposit premium has an estimated amortization period of 7 years. Also in connection with this acquisition, the Company recorded $1,378 of goodwill.

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(000’s)
Deposit Premium	$3,907	$1,534	$3,907	$1,116
Customer Relationships	2,470	760	2,470	618
Employment Related	516	296	516	240

Total	$6,893	$2,590	$6,893	$1,974

Intangible assets amortization expense was $205 and $616 for the three and nine month periods ended September 30, 2008, and $206 and $616 for the three and nine month periods ended September 30, 2007. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the five years subsequent to December 31, 2007.

Goodwill was $15,685 at September 30, 2008 and $15,377 at December 31, 2007.

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

The Company and its subsidiaries file various income tax returns in the U.S. federal jurisdiction, the New York State, New York City and Connecticut State jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years 2004 through 2007. The Company is currently open to audit by New York State under the statute of limitations for the years 2006 and 2007.

The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of both January 1, 2007 and September 30, 2008, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the nine month period ended September 30, 2008.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$9,049	$9,091	$25,392	$25,769
Denominator:
Denominator for basic earnings per common share — weighted average shares	9,934,109	9,761,121	9,899,855	9,806,198
Effect of dilutive securities:
Stock options	309,685	444,514	348,637	375,680

Denominator for diluted earnings per common share — adjusted weighted average shares	10,243,794	10,205,635	10,248,492	10,181,878
Basic earnings per common share	$0.91	$0.93	$2.56	$2.63
Diluted earnings per common share	0.89	0.89	2.48	2.53
Dividends declared per share	0.51	0.45	1.52	1.35

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$113	$101	$338	$303
Interest cost	156	142	467	424
Amortization of transition obligation	—	24	—	71
Amortization of prior service cost	11	38	33	108
Amortization of net loss	164	182	494	467

Net periodic pension cost	$444	$487	$1,332	$1,373

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2007 Annual Report on Form 10-K that it expected to contribute $611 to the unfunded defined benefit plans during 2008. For the three and nine month periods ended September 30, 2008, the Company contributed $153 and $459, respectively, to these plans.

7.  Stock-Based Compensation

The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. In accordance with the provisions of SFAS No. 123R, compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods.

The following table summarizes stock option activity for the nine month period ended September 30, 2008:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2007	1,026,590	$27.88
Granted	2,000	52.38
Exercised	(263,220)	39.26
Forfeited or Expired	(14,420)	23.08

Outstanding at September 30, 2008	750,950	29.42	$17,523	5.0
Exercisable at September 30, 2008	519,595	25.71	$14,048	4.7

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the nine month periods ended September 30, 2008 and 2007.

	Nine Month Period Ended September 30,
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

The weighted average fair values of options granted during the nine month periods ended September 30, 2008 and 2007 were $15.38 and $3.00 per share, respectively. Net compensation expense of $75 and $489 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2008, respectively. The total tax benefit related thereto was $3 and $125, respectively. Net compensation expense of $83 and $269 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2007, respectively. The total tax benefit related thereto was $22 and $78, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $875 at September 30, 2008. This expense is expected to be recognized over a remaining weighted average period of 2.2 years.

8.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”, (“SFAS No. 157”), which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. As discussed in Note 9 herein, SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, which is a Level 1 input, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a

Level 2 input. The Company’s available for sale securities at December 31, 2007 and September 30, 2008 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where active market based valuations of these instruments essentially do not exist (Level 1 input). As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities	—	$596,415	$11,005	$607,420

Total assets at fair value	$—	$596,415	$11,005	$607,420

Measured on a non- recurring basis:
Other real estate owned(1)	—	—	$1,900	$1,900
Impaired loans(2)	—	—	14,117	14,117

Total assets at fair value	$—	$—	$16,017	$16,017

(1)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs.

(2)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on September 30, 2008 was $14.1 million for which an allowance of $0.2 million has been established within the allowance for loan losses. Impaired loans for which the above allowance was established totaled $0.3 million at September 30, 2008.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month period ended September 30, 2008:

Level 3 Assets
Measured on a
Recurring Basis
(000’s)

Beginning balance as of January 1, 2008	—
Transfers into (out of) Level 3	$19,887
Total unrealized loss included in other comprehensive income(1)	(7,400)
Principal payments	(421)
Total realized loss included in the statement of income(2)	(1,061)

Balance as of September 30, 2008	$11,005

(1)	Reported under “Unrealized (loss) gain on securities available for sale arising during the period”.

(2)	Reported under “Realized (loss) gain on securities available for sale, net”.

9.  Recent Accounting Pronouncements

Fair Value Measurements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a framework for measuring the fair value of assets and liabilities and requires additional disclosure about fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 by the Company on January 1, 2008 did not have any impact on its consolidated results of operations and financial condition.

In October 2008, the FASB issued FSP No. 157-3 (“FSP No. 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP No. 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP No. 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued. The application of FSP No. 157-3 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans‘(“SFAS No. 158”). This statement, which amends SFAS Nos. 87, 88, 106 and 132R, requires employers to recognize the overfunded and underfunded status of a defined benefit postretirement plan as an asset or a liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, net of tax. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The effective date of the requirement to initially recognize the funded status of the plan and to provide the required disclosures was December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact of adopting SFAS No. 158 on its consolidated results of operations and financial condition.

Accounting for Purchases of Life Insurance — In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance) (“EITF No. 06-5”). EITF No. 06-5 requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. In addition, EITF No. 06-5 requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF No. 06-5 by the Company on January 1, 2007 did not have any impact on its consolidated results of operations and financial condition.

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

Other — Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

10.	Recent Developments

There have been historical disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Banks or reducing the availability of funds to the Banks to finance existing operations.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to EESA, the United States Department of the Treasury (the “Treasury”) will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgaged-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Department of the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts using $250 billion of capital from the EESA funds under a program known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”). The TARP Capital Purchase Program involves the purchase by the Treasury of preferred stock in financial institutions with warrants to purchase common stock. Bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“Qualifying Institution”) in the TARP Capital Purchase Program will be expected to comply with certain standardized terms and conditions specified by the Treasury, including the following:

•	Submission of an application prior to November 14, 2008 to the Qualifying Institution’s federal banking regulator to obtain preliminary approval to participate in the TARP Capital Purchase Program;

•	If the Qualifying Institution receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;

•	The minimum amount of capital eligible for purchase by the Treasury under the TARP Capital Purchase Program is 1% of the Total Risk-Weighted Assets of the Qualifying Institution and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the Qualifying Institution or (ii) $25 billion;

•	Capital acquired by a Qualifying Institution under the TARP Capital Purchase Program will be accorded Tier 1 capital treatment;

•	The preferred stock issued to the Treasury will be non-voting (except in the case of class votes on matters that could adversely affect the rights of the preferred stock), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);

•	In addition to the preferred stock, the Treasury will be issued warrants to acquire shares of the Qualifying Institution’s common stock equal in value to 15% of the amount of capital purchased by the Treasury;

•	Dividends on the preferred stock are payable to the Treasury at the rate of 5% per annum for the first 5 years and 9% per annum thereafter;

•	Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;

•	Certain restrictions on the payment of dividends to shareholders of the Qualifying Institution shall remain in effect while the preferred stock purchased by the Treasury is outstanding;

•	Any repurchase of Qualifying Institution shares will require the consent of the Treasury, subject to certain exceptions;

•	The preferred shares are not subject to any contractual restrictions on transfer; and

•	The Qualifying Institution must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

Although both the Company and the Banks meet all applicable regulatory capital requirements and remain well capitalized, management currently expects to apply for participation in the TARP Capital Purchase Program. Participation in the program is not automatic and is subject to approval by the Treasury.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments would increase the Company’s expenses. The EESA included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause the Banks’ existing customers to reduce the amount of deposits held at the Banks, and or could cause new customers to open deposit accounts at the Banks. The level and composition of the Banks’ deposit portfolio directly impacts the Banks’ funding cost and net interest margin. The Company is currently evaluating whether the Banks expect to participate in the Temporary Liquidity Guarantee Program beyond the initial 30 day period.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company. We cannot predict the full effect that this wide-ranging legislation will have on the national economy or on financial institutions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2008 and December 31, 2007, and consolidated results of operations for the three and nine month periods ended September 30, 2008 and September 30, 2007. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, NA and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp., and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and New York National Bank and its subsidiaries 369 East 149th Street Corp. and 369 East Realty Corp. (collectively “NYNB”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2007 Annual Report on Form 10-K.

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

Net income for the three month period ended September 30, 2008 was $9.0 million or $0.89 per diluted share, a decrease of $0.1 million or 1.1 percent compared to $9.1 million or $0.89 per diluted share for the three month period ended September 30, 2007. Net income for the nine month period ended September 30, 2008 was $25.4 million or $2.48 per diluted share, a decrease of $0.4 million or 1.6 percent compared to $25.8 million or $2.53 per diluted share for the nine month period ended September 30, 2007.

Total deposits, excluding the effects of a $97 million temporary deposit in a money market account from late December 2007 through early February 2008 and $75 million of brokered certificates of deposit added in September 2008, declined slightly during the nine month period ended September 30, 2008, reflective of the recent unprecedented downturn in the overall economy in general and, in particular, in activity related to the commercial real estate industry, a significant source of business for the Company. Although the Company did experience declines in certain deposit balances, it was able to partially mitigate this effect through the addition of new customers, additional deposits from existing customers and the continued growth provided by the addition of new branches. The Company was able to achieve significant loan growth during the nine month period ended September 30, 2008 in both existing and new markets. In addition, the Company continued to increase its fee based revenue through its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York, which at September 30, 2008 had approximately $1.3 billion in assets under management. Fee income from this source, however, is expected to decline at least in the near term as a result of the effects of recent significant declines in both domestic and international markets.

Non-performing assets and charge-offs increased during 2008, however overall asset quality continued to be good as a result of the Company’s conservative underwriting and investment standards. The Company does not generally engage in sub-prime lending, except in occasional circumstances where additional underwriting factors are present which justify extending the loan. The Company does not offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers. At September 30, 2008, the Company had no sub-prime loans in its portfolio. In addition, the Company has not invested in mortgage-backed securities secured by sub-prime loans. The recent severe downturn in the overall economy has had wide ranging negative effects on all financial sectors, including the real estate industry, which is a major source of the Company’s business. Management cannot predict what effects the continuation of such conditions may have on asset quality in the future.

Short-term interest rates rose gradually in 2005 and into the second quarter of 2006 then remained virtually unchanged from September, 2006 through the first half of September 2007. The immediate effect of this rise in interest rates was positive to the Company, due to more assets than liabilities repricing in the near term. This rise in short-term rates, however, was not accompanied by similar increases in longer term interest rates. This resulted in a flattening and eventual inversion of the yield curve which persisted until the third quarter of 2007. The effects of this rate environment put downward pressure on the Company’s net interest income as liabilities repriced at higher rates and maturing longer term assets repriced at similar or only slightly higher rates. The 375 basis point reduction of short-term interest rates from September 2007 through October 2008 has resulted in some steepening of the yield curve. A steep yield curve is generally favorable for the Company. However, recent volatility in interest rates and the varying relationship of interest rate indices, such as LIBOR, the prime rate and the U.S. Treasury curve could result in downward pressure on net interest income in the future.

As a result of the effects of changes in interest rates, activity in the Company’s core businesses of loans and deposits, an increase in loans as a percentage of total interest earning assets and other asset/liability management activities, tax equivalent basis net interest income increased by $2.2 million or 8.0 percent to $29.8 million for the three month period ended September 30, 2008, compared to $27.6 million for the same period in the prior year, and increased by $3.4 million or 4.2 percent to $84.7 million for the nine month period ended September 30, 2008, compared to $81.3 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.0 million and $1.2 million for the three month periods ended September 30, 2008 and 2007 and $3.5 million and $3.7 million for the nine month periods ended September 30, 2008 and 2007.

Non interest income, excluding net gains and losses on securities transactions, was $5.5 million for the three month period ended September 30, 2008, an increase of $1.5 million or 37.5 percent compared to $4.0 million for the same period in the prior year. Non interest income, excluding net gains and losses on securities transactions, was $15.3 million for the nine month period ended September 30, 2008, an increase of $4.2 million or 37.8 percent compared to $11.1 million for the same period in the prior year. The increases were primarily due to growth in the investment advisory fee income of A.R. Schmeidler & Co., Inc. and also reflected increases in deposit activity and other service fees and other income. The net realized loss on securities available for sale for the nine month period ended September 30, 2008, included a $1.1 million pretax loss for other than temporary impairment taken in September 2008 related to the Company’s investment in a pooled trust preferred security and a $0.5 million pretax loss for other than temporary impairment taken in March 2008 related to the Company’s investment in a mutual fund. The mutual fund investment, which had a previous pretax other than temporary impairment loss of $0.6 million in December 2007, was sold in April 2008 due to its inability to meet the Company’s performance expectations. Investment advisory fee income is expected to decline at least in the near term, due to the current difficulties in the global financial markets, and resulting general decline in values of equity securities.

Non interest expense was $18.2 million for the three month period ended September 30, 2008, an increase of $1.9 million or 11.7 percent compared to $16.3 million for the same period in the prior year. Non interest expense was $52.9 million for the nine month period ended September 30, 2008, an increase of $4.9 million or 10.2 percent compared to $48.0 million for the same period in the prior year. The increases reflect the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at September 30, 2008 shows the Company’s net interest income decreasing slightly if interest rates rise or fall.

The Company has established specific policies and operating procedures governing its liquidity levels to address current and future liquidity needs, including contingent sources of liquidity. The Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs.

The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB and NYNB exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at September 30, 2008. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2008. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2007 did not indicate impairment of its goodwill or identified intangible assets. The Company is not aware of any events during the nine month period ended September 30, 2008 which would have required additional impairment evaluations.

Bank Owned Life Insurance — The Company has purchased life insurance policies on certain key executives. In accordance with Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance) (“EITF No. 06-5”), bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF No. 06-5, the Company recorded bank owned life insurance at its cash surrender value.

Retirement Plans — Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Supplemental retirement plan expense allocates the benefits over years of service

Results of Operations for the Three and Nine Month Periods Ended September 30, 2008 and 2007

Summary of Results

The Company reported net income of $9.0 million for the three month period ended September 30, 2008, a decrease of $0.1 million or 1.1 percent compared to $9.1 million reported for the same period in the prior year. Net income for the nine month period ended September 30, 2008 was $25.4 million, a decrease of $0.4 million or 1.6 percent compared to $25.8 million reported for the same period in the prior year. The decreases in the current year periods compared to the prior year periods resulted from higher provisions for loan losses, higher non interest expenses and higher income taxes, partially offset by higher net interest income and higher non interest income. In addition, the nine month period ended September 30, 2008 included pretax adjustments totaling $1.5 million for other than temporary impairment related to certain securities in the Company’s investment portfolio.

Diluted earnings per share were $0.89 for both three month periods ended September 30, 2008 and 2007. Diluted earnings per share were $2.48 for the nine month period ended September 30, 2008, a decrease of $0.05 or 2.0 percent compared to $2.53 reported for the same period in the prior year. Annualized returns on average equity and average assets were 17.3 percent and 1.5 percent for the three month period ended September 30, 2008, compared to 19.2 percent and 1.6 percent for the same period in the prior year. Annualized returns on average equity and average assets were 16.1 percent and 1.5 percent for the nine month period ended September 30, 2008, compared to 18.2 percent and 1.5 percent for the same period in the prior year. Annualized returns on adjusted average equity and adjusted average assets were 16.8 percent and 1.5 percent for the three month period ended September 30, 2008, compared to 18.6 percent and 1.6 percent for the same period in the prior year. Annualized returns on adjusted average equity and adjusted average assets were 16.0 percent and 1.5 percent for the nine month period ended September 30, 2008, compared to 17.7 percent and 1.5 percent for the same period in the prior year. Adjusted average stockholders’ equity and adjusted average assets exclude the effects of net unrealized gains and losses on securities available for sale and along with annualized returns on adjusted average equity and adjusted average assets is, under SEC regulations, a non-GAAP financial measure. Management believes that these non-GAAP financial measures more closely reflect actual performance, as they are more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates.

  Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2008 and September 30, 2007, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2008 and 2007.

	Three Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$5,924	$18	1.22%	$18,428	$252	5.47%
Federal funds sold	11,103	97	3.49	95,441	1,247	5.23
Securities:(1)
Taxable	481,155	5,961	4.96	648,377	7,979	4.92
Exempt from federal income taxes	194,135	3,078	6.34	214,147	3,469	6.48
Loans, net(2)	1,542,239	27,699	7.18	1,230,034	26,384	8.58

Total interest earning assets	2,234,556	36,853	6.60	2,206,427	39,331	7.13

Non interest earning assets:
Cash and due from banks	50,479			58,367
Other assets	105,878			84,371

Total non interest earning assets	156,357			142,738

Total assets	$2,390,913			$2,349,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$638,833	$2,346	1.47%	$588,030	$4,044	2.75%
Savings	94,229	160	0.68	93,158	196	0.84
Time	248,388	1,376	2.22	287,022	2,860	3.99
Checking with interest	150,049	233	0.62	159,949	384	0.96
Securities sold under repurchase agreements and other short-term borrowings	185,710	753	1.62	159,137	1,886	4.74
Other borrowings	196,825	2,155	4.38	214,593	2,405	4.48

Total interest bearing liabilities	1,514,034	7,023	1.86	1,501,889	11,775	3.14

Non interest bearing liabilities:
Demand deposits	627,991			619,564
Other liabilities	33,724			32,014

Total non interest bearing liabilities	661,715			651,578

Stockholders’ equity(1)	215,164			195,698

Total liabilities and stockholders’ equity(1)	$2,390,913			$2,349,165

Net interest earnings		$29,830			$27,556

Net yield on interest earning assets			5.34%			5.00%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,077 and $1,214 for the three month periods ended September 30, 2008 and September 30, 2007, respectively.

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2008 and September 30, 2007, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2008 and 2007.

	Nine Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)

ASSETS
Interest earning assets:
Deposits in banks	$5,127	$81	2.11%	$11,184	$453	5.40%
Federal funds sold	31,376	820	3.48	60,675	2,375	5.22
Securities:(1)
Taxable	513,379	19,005	4.94	684,976	25,325	4.93
Exempt from federal income taxes	209,843	10,018	6.37	215,135	10,560	6.54
Loans, net(2)	1,430,477	78,024	7.27	1,223,082	78,300	8.54

Total interest earning assets	2,190,202	107,948	6.57	2,195,052	117,013	7.11

Non interest earning assets:
Cash and due from banks	49,857			55,232
Other assets	102,435			82,909

Total non interest earning assets	152,292			138,141

Total assets	$2,342,494			$2,333,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$645,501	$8,226	1.70%	$534,569	$10,694	2.67%
Savings	94,135	545	0.77	93,495	584	0.83
Time	253,365	5,190	2.73	279,339	8,227	3.93
Checking with interest	153,131	905	0.79	155,450	1,140	0.98
Securities sold under repurchase agreements and other short-term borrowings	135,165	1,691	1.67	196,275	7,127	4.84
Other borrowings	203,321	6,696	4.39	236,474	7,977	4.50

Total interest bearing liabilities	1,484,618	23,253	2.09	1,495,602	35,749	3.19

Non interest bearing liabilities:
Demand deposits	615,217			613,238
Other liabilities	31,383			30,281

Total non interest bearing liabilities	646,600			643,519

Stockholders’ equity(1)	211,276			194,072

Total liabilities and stockholders’ equity(1)	$2,342,494			$2,333,193

Net interest earnings		$84,695			$81,264

Net yield on interest earning assets			5.16%			4.94%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $3,506 and $3,696 for the nine month periods ended September 30, 2008 and September 30, 2007, respectively.

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2008 and September 30, 2007.

	(000’s)
	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$(171)	$(63)	$(234)	$(245)	$(127)	$(372)
Federal funds sold	(1,102)	(48)	(1,150)	(1,147)	(408)	(1,555)
Securities:
Taxable	(2,058)	40	(2,018)	(6,344)	24	(6,320)
Exempt from federal income taxes(2)	(324)	(67)	(391)	(260)	(282)	(542)
Loans, net	6,697	(5,382)	1,315	13,277	(13,553)	(276)

Total interest income	3,042	(5,520)	(2,478)	5,281	(14,346)	(9,065)

Interest expense:
Deposits:
Money market	$349	$(2,047)	$(1,698)	$2,219	$(4,687)	$(2,468)
Savings	2	(38)	(36)	4	(43)	(39)
Time	(385)	(1,099)	(1,484)	(765)	(2,272)	(3,037)
Checking with interest	(24)	(127)	(151)	(17)	(218)	(235)
Securities sold under repurchase agreements and other short-term borrowings	315	(1,448)	(1,133)	(2,219)	(3,217)	(5,436)
Other borrowings	(199)	(51)	(250)	(1,118)	(163)	(1,281)

Total interest expense	58	(4,810)	(4,752)	(1,896)	(10,600)	(12,496)

Increase in interest differential	$2,984	$(710)	$2,274	$7,177	$(3,746)	$3,431

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2008 and 2007.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and nine month periods ended September 30, 2008, net interest income, on a tax equivalent basis, increased $2.2 million or 8.0 percent to $29.8 million and $3.4 million or 4.2 percent to $84.7 million, compared to $27.6 million and $81.3 million for the same periods in the prior year. Net interest income for the three month period ended September 30, 2008 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $16.1 million or 2.3 percent to $720.6 million compared to $704.5 million for the same period in the prior year and an increase in the tax equivalent basis net interest margin to 5.34% in 2008 from 5.00% in the prior year period. Net interest income for the nine month period ended September 30, 2008 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $6.1 million or 0.9 percent to $705.6 million compared to $699.5 million for the same period in the prior year and an increase in the tax equivalent basis net interest margin to 5.16% in 2008 from 4.94% in the prior year period.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, decreased $2.4 million or 6.1 percent to $36.9 million and $9.1 million or 7.8 percent to $107.9 million, for the three and nine month periods ended September 30, 2008, compared to $39.3 million and $117.0 million for the same periods in the prior year. Average interest earning assets increased $28.2 million or 1.3 percent to $2,234.6 million and decreased $4.9 million or 0.2 percent to $2,190.2 million, for the three and nine month periods ended September 30, 2008, compared to $2,206.4 million and $2,195.1 million for the same periods in the prior year. Volume decreases in interest bearing deposits, federal funds sold, taxable securities and tax-exempt securities and generally lower interest rates, partially offset by a volume increase in loans, contributed to the lower interest income in the three and nine month periods ended September 30, 2008 compared to the same periods in the prior year.

Average total securities, excluding average net unrealized gains and losses on available for sale securities, decreased by $187.2 million or 21.7 percent to $675.3 million and by $176.9 million or 19.7 percent to $723.2 million, for the three and nine month periods ended September 30, 2008, compared to $862.5 million and $900.1 million for the same periods in the prior year. The decreases in average total securities in the three and nine month periods ended September 30, 2008, compared to the same periods in the prior year, was a result of cash flow from maturing securities being utilized to fund loan growth and to repay certain maturing short-term and long-term borrowings as part of strategies being conducted as a part of the Company’s ongoing asset/liability management. The average yields on securities were slightly higher for the three and nine month periods ended September 30, 2008 compared to the same periods in the prior year. Average tax equivalent basis yields on securities for the three and nine month periods ended September 30, 2008 were 5.35 percent and 5.35 percent, compared to 5.32 percent and 5.31 percent for the same periods in the prior year. As a result, tax equivalent basis interest income from securities was lower for the three and nine month periods ended September 30, 2008, compared to the same periods in the prior year, due to lower volume, partially offset by slightly higher interest rates.

Average net loans increased $312.2 million or 25.4 percent to $1,542.2 million and $207.4 million or 17.0 percent to $1,430.5 million, for the three and nine month periods ended September 30, 2008, compared to $1,230.0 million and $1,223.1 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. Average yields on loans were 7.18 percent and 7.27 percent for the three and nine month periods ended September 30, 2008 compared to 8.58 percent and 8.54 percent for the same periods in the prior year. As a result, interest income on loans was slightly higher for the three months ended September 30, 2008, compared to the same period in the prior year due to higher volume, partially offset by lower interest rates, and interest income on loans was slightly lower for the nine month period ended September 30, 2008, compared to the same period in the prior year, due to lower interest rates, partially offset by higher volume.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $4.8 million or 40.7 percent to $7.0 million and $12.4 million or 34.7 percent to $23.3 million, for the three and nine month periods ended September 30, 2008, compared to $11.8 million and $35.7 million for the same periods in the prior year. Average interest bearing liabilities increased $12.1 million or 0.8 percent to $1,514.0 million and decreased $11.0 million or 0.7 percent to $1,484.6 million, for the three and nine month periods ended September 30, 2008, compared to $1,501.9 million and $1,495.6 million for the same periods in the prior year. The increase in average interest bearing liabilities for the three month period ended September 30, 2008, compared to the same period in the prior year, resulted from volume increases in money market deposits, savings deposits and other short-term borrowings, partially offset by volume decreases in checking with interest, time deposits, securities sold under agreements to repurchase and other borrowed funds. The decrease in average interest bearing liabilities for the nine month period ended September 30, 2008, compared to the same period in the prior year, resulted from volume decreases in checking with interest, time deposits, securities sold under agreements to repurchase and other borrowed funds, partially offset by volume increases in money market deposits, savings deposits and other short-term borrowings. Average money market deposits for the 2008 periods include the effects of a $97 million temporary deposit from January 1, 2008 through February 8, 2008. Average interest bearing deposits, excluding brokered certificates of deposit, increased during the nine months ended September 30, 2008, compared to the same period in the prior year, as a result of increases in new customers, existing customers and continued growth resulting from the opening of new branches. The decreases in average securities sold under agreements to repurchase and other borrowings for the three and nine month periods ended September 30, 2008, compared to the same periods in the prior year, resulted from managements utilization of cash flow from maturing investment securities to reduce borrowings in a planned leverage reduction program conducted as part of the Company’s ongoing asset/liability management efforts. Average interest rates on interest bearing liabilities were 1.86 percent and 2.09 percent for the three and nine month periods ended September 30, 2008, compared to 3.14 percent and 3.19 percent for the same periods in the prior year. As a result, interest expense was lower for the three month period ended September 30, 2008, compared to the same period in the prior year due to lower interest rates, partially offset by higher volume. Interest expense for the nine month period ended September 30, 2008, compared to the same period in the prior year, was lower due to lower volume and lower rates.

Average non interest bearing demand deposits increased slightly by $8.4 million or 1.4 percent to $628.0 million and $2.0 million or 0.3 percent to $615.2 million, for the three and nine month periods ended September 30, 2008, compared to $619.6 million and $613.2 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2008 and 2007 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2008	2007	2008	2007

Average interest rate on:
Total average interest earning assets	6.60%	7.13%	6.57%	7.11%
Total average interest bearing liabilities	1.86%	3.14%	2.09%	3.19%
Total interest rate spread	4.74%	3.99%	4.48%	3.92%

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

  Provision for Loan Losses

The Company recorded a provision for loan losses of $1.0 million and $0.2 million for the three month periods ended September 30, 2008 and 2007, respectively. The Company recorded a provision for loan losses of $3.5 million and $1.3 million for the nine month periods ended September 30, 2008 and 2007, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income

Non interest income, excluding net losses on securities available for sale, was $5.5 million for the three month period ended September 30, 2008, an increase of $1.5 million or 36.9 percent from $4.0 million for the same period in the prior year. Non interest income, excluding net losses on available for sale securities, was $15.3 million for the nine month period ended September 30, 2008, an increase of $4.2 million or 37.8 percent from $11.1 million for the same period in the prior year.

•	Service charges for the three and nine month periods ended September 30, 2008 increased 16.7 percent to $1.4 million from $1.2 million and 22.9 percent to $4.3 million from $3.5 million from the prior year periods. These increases reflect new fees; a higher level of fees charged and increased activity.

•	Investment advisory fee income for the three and nine month periods ended September 30, 2008 increased 34.2 percent to $3.3 million from $2.4 million and 36.9 percent to $8.9 million from $6.5 million as compared to the prior year periods. The increase was primarily due to increases in assets under management, resulting from net increases in assets from existing customers, addition of new customers and net increases in asset values.

•	Other income for the three and nine month periods ended September 30, 2008 increased 100.0 percent to $0.8 million from $0.4 million and 97.7 percent to $2.2 million from $1.1 million as compared to the prior year periods. The increases were primarily the result of increases in deposit activity and other fees.

For the three and nine month periods ended September 30, 2008, the Company recorded net realized losses of $1.1 million and $1.4 million on securities available for sale, respectively. This included a $0.5 million pretax loss for other than temporary impairment taken in March 2008 related to the Company’s investment in a mutual fund and a $1.1 million pretax loss for other than temporary impairment taken in September 2008 related to the Company’s investment in a pooled trust preferred security. Net realized gains on securities available for sale for the three and nine month periods ended September 30, 2007 were not considered significant.

  Non Interest Expense

Non interest expense for the three and nine month periods ended September 30, 2008 increased 11.7 percent to $18.2 million from $16.3 million and 10.2 percent to $52.9 million from $48.0 million in the prior year periods. These increases reflect the overall growth of the Company and resulted from increases in salaries and employee benefits expense, occupancy expense, equipment expense, and FDIC assessment partially offset by decreases in business development expense, and other operating expenses for both the three and nine month periods ended September 30, 2008, as compared to the prior year periods.

Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2008 increased 14.9 percent to $10.8 million from $9.4 million and 12.0 percent to $30.9 million from $27.6 million, as compared to prior year periods. The increase resulted from additional staff to accommodate the growth in loans and deposits, new branch facilities, and merit increases. In addition, salaries and employee benefits increased as a result of higher costs of employee benefit plans and costs associated with related payroll taxes.

Occupancy expense for the three and nine month periods ended September 30, 2008 increased 12.5 percent to $1.8 million from $1.6 million and 17.0 percent to $5.5 million from $4.7 million in the prior year periods. These increases reflected the opening of new branch facilities as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services expense of $1.2 million and $3.5 million for the three and nine month periods ended September 30, 2008 was unchanged as compared to the prior periods.

Equipment expense for the three and nine month periods ended September 30, 2008 increased 25.0 percent to $1.0 million from $0.8 million and 34.8 percent to $3.1 million from $2.3 million in the prior year periods. The increases resulted from the implementation of a new telephone system, the opening of new branch facilities and increased maintenance costs as compared to the prior year periods.

Business development expense for the three and nine month periods ended September 30, 2008 decreased 16.7 percent to $0.5 million from $0.6 million and 11.1 percent to $1.6 million from $1.9 million in the prior year periods. The decrease was due to expenses related to HVB’s celebration of its anniversary recorded in the prior period and a reduction in annual report costs.

The assessment of the FDIC for the three and nine month periods ended September 30, 2008 increased 500.0 percent to $0.3 million from $0.05 million and 300.0 percent to $0.4 million from $0.1 million in the prior year. These increases were primarily due to an increase in the assessment rate on deposits.

Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2008 as compared to September 30, 2007, were due to the following:

•	Increase of $33,000 (11.0%) and $294,000 (30.3%), respectively, in office supplies due increased paper costs and the opening of new branch facilities.

•	Increase of $60,000 (34.1%) and a decrease of $18,000 (15.8%), respectively, in other insurance expense resulting from increases in banker’s professional insurance costs and automobile insurance costs and decreases in the costs of certain insurance premiums.

•	Increase of $11,000 (10.4%) and $42,000 (11.7%), respectively, in other loan expenses due to increases in loan collection expenses and credit reporting expenses.

•	Increase of $245,000 (42.5%) and $507,000 (28.7%), respectively, in outside services costs due to increased data processing costs related to outsourcing of certain processes.

•	Decrease of $96,000 (32.5%) and $173,000 (21.1%), respectively, in courier expenses due to a decrease in utilization of such services due to the outsourcing of certain processes.

•	Decrease of $20,000 (14.5%) and $75,000 (17.7%), respectively, in dues, meetings and seminar expense due to decreased participation in such events.

•	Decrease of $164,000 (44.0%) and $414,000 (37.4%), respectively, in communications expense due to the implementation of a new telephone system in the third quarter of 2007.

Income Taxes

Income taxes of $4.9 million and $4.8 million were recorded in the three month periods ended September 30, 2008, and 2007, respectively. Income taxes of $13.4 million and $13.7 million were recorded in the nine month periods ended September 30, 2008, and 2007, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 34.6 percent and 35.6 percent for the three and nine month periods ended September 30, 2008 compared to 34.5 percent and 34.7 percent for the same periods in the prior year. The decrease in the overall effective tax rates for 2008, compared to the prior year periods, resulted primarily from a decrease in the percentages of income subject to New York State tax.

Financial Condition

  Assets

The Company had total assets of $2,417.1 million at September 30, 2008, an increase of $86.4 million from $2,330.7 million at December 31, 2007.

  Federal Funds Sold

Federal funds sold totaled $2.1 million at September 30, 2008, a decrease of $97.0 million from $99.1 million at December 31, 2007. The decrease resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

  Securities and FHLB Stock

The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $10.3 million at September 30, 2008 and were comprised primarily of obligations of municipalities located within the Company’s market area.

Securities totaled $636.3 million at September 30, 2008, a decrease of $144.0 million or 18.5 percent from $780.3 million at December 31, 2007. Securities classified as available for sale, which are recorded at estimated fair value, totaled $607.4 million at September 30, 2008, a decrease of $139.1 million or 18.6 percent from $746.5 million at December 31, 2007. Securities classified as held to maturity, which are recorded at amortized cost, totaled $28.9 million at September 30, 2008, a decrease of $4.9 million or 14.5 percent from $33.8 million at

December 31, 2007. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at September 30, 2008:

		Gross
	Amortized	Unrealized		Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value
	(000’s)

U.S. Treasury and government agencies	$45,201	$38	$267	$44,972
Mortgage-backed securities	361,330	772	5,797	356,305
Obligations of state and political subdivisions	185,335	1,821	2,888	184,268
Other debt securities	20,132	20	8,226	11,926

Total debt securities	611,998	2,651	17,178	597,471
Mutual funds and other equity securities	9,090	923	64	9,949

Total	$621,088	$3,574	$17,242	$607,420

Classified as Held to Maturity
Mortgage-backed securities	$23,770	$17	$135	$23,652
Obligations of states and political subdivisions	5,133	46	13	5,166

Total	$28,903	$63	$148	$28,818

U.S. Treasury and government agency obligations classified as available for sale totaled $45.0 million at September 30, 2008, a decrease of $61.8 million or 57.9 percent from $106.8 million at December 31, 2007. The decrease was due to maturities and calls of $106.1 million and sales of $42.1 million which were partially offset by purchases of $86.2 million and other increases of $0.2 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at September 30, 2008 or at December 31, 2007.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $356.3 million at September 30, 2008, a decrease of $22.6 million or 6.0 percent from $378.9 million at December 31, 2007. The decrease was due to maturities and principal paydowns of $74.0 million which were partially offset by purchases of $50.7 million and other increases of $0.7 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $23.8 million at September 30, 2008, a decrease of $4.8 million or 16.8 percent from $28.6 million at December 31, 2007. The decrease was due to maturities and principal paydowns of $4.9 million partially offset by other changes of $0.1 million.

Obligations of state and political subdivisions classified as available for sale totaled $184.3 million at September 30, 2008, a decrease of $23.2 million or 11.2 percent from $207.5 million at December 31, 2007. The decrease was due to maturities and calls of $45.0 million and other decreases of $4.4 million which were partially offset by purchases of $26.2 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both September 30, 2008 and December 31, 2007. The combined available for sale and held to maturity obligations at September 30, 2008 were comprised of approximately 69 percent of New York State political subdivisions and 31 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities, consisting primarily of corporate bonds and pooled trust preferred securities, totaled $11.9 million at September 30, 2008, a decrease of $9.6 million or 44.7 percent from $21.5 million at December 31, 2007. The decrease resulted from maturities and calls of $1.0 million and other decreases of $9.6 million. The other decreases include a $1.1 million pretax loss for other than temporary impairment related to the Company’s investment in a pooled trust preferred security, $8.2 million of unrealized losses on the remainder of the pooled trust preferred securities and $0.3 million unrealized losses on other debt securities. These securities, while continuing to perform in a satisfactory manner, have suffered severe declines in estimated fair value primarily as a result of illiquidity in the marketplace for these and other financial services industry instruments triggered by the current financial crisis. Management cannot predict what effects that continuation of such conditions could have on potential future value or impairment of these securities. All other debt securities are classified as available for sale.

Mutual funds and other equity securities totaled $9.9 million at September 30, 2008, a decrease of $21.9 million or 68.9 percent from $31.8 million at December 31, 2007. The decrease resulted from sales of $21.8 million and other decreases of $0.4 million partially offset by purchases of $0.3 million. Other decreases include a $0.5 million pretax loss for other than temporary impairment related to the Company’s investment in a mutual fund. The investment was sold in April 2008 due to its inability to meet the Company’s performance expectations. All mutual funds and other equity securities are classified as available for sale.

The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $16.5 million at September 30, 2008, compared to $11.7 million at December 31, 2007.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2008 or December 31, 2007.

Loans

Net loans totaled $1,596.3 million at September 30, 2008, an increase of $306.7 million or 23.8 percent from $1,289.6 million at December 31, 2007. The increase resulted principally from a $205.4 million increase in commercial real estate loans, $69.6 million increase in residential loans, $20.9 million increase in construction loans, $14.9 million increase in commercial and industrial loans, and a $4.9 million increase in lease financing. These increases were partially offset by a $8.1 million decrease in loans to individuals. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration.

Major classifications of loans at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
	(000’s)

Real Estate:
Commercial	$560,397	$355,044
Construction	232,816	211,837
Residential	394,107	324,488
Commercial and industrial	391,861	377,042
Individuals	21,617	29,686
Lease financing	17,387	12,463

Total	1,618,185	1,310,560
Deferred loan fees, net	(4,583)	(3,552)
Allowance for loan losses	(17,252)	(17,367)

Loans, net	$1,596,350	$1,289,641

The recorded investment in impaired loans at September 30, 2008 was $14.1 million for which an allowance of $0.2 has been established within the allowance for loan losses. The recorded investment in impaired loans at December 31, 2007 was $11.7 million for which an allowance of $1.8 million had been established within the allowance for loan losses. Impaired loans for which the above allowances were established totaled $0.3 million and $4.4 million as of September 30, 2008 and December 31, 2007, respectively. Impaired loans for which no allowances were established totaled $13.8 million and $9.3 million as of September 30, 2008 and December 31, 2007, respectively.

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing and other real estate owned as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(000’s except percentages)

Non-accrual loans at period end	$14,117	$10,719
Loans past due 90 days or more and still accruing	776	3,953
Other real estated owned	1,900	—
Non performing assets to total assets at period end	0.66%	0.46%

There was no interest income on non-accrual loans included in net income for the three and nine month periods ended September 30, 2008 and the year ended December 31, 2007. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $1.0 million and $0.9 million for the nine month period ended September 30, 2008 and the year ended December 31, 2007, respectively.

A summary of nonperforming assets as of September 30, 2008 and December 31, 2007 follows:

	September 30,	December 31,	Increase
	2008	2007	(Decrease)
	(000’s)

Non-accrual loans:
Real Estate:
Commercial	$1,689	$143	$1,546
Construction	3,314	4,646	(1,332)
Residential	4,000	340	3,660

Total Real Estate	9,003	5,129	3,874
Commercial & Industrial	5,114	5,590	(476)
Lease Financing & Individuals	—	—	—

Total Non-accrual loans	14,117	10,719	3,398

Other Real Estate Owned	1,900	—	1,900

Total Nonperforming assets	$16,017	$10,719	$5,298

During the nine month period ended September 30, 2008:

•	Nonperforming commercial loans increased $1.5 million resulting from additions of two loans totaling $1.6 million, partially offset by charge-offs and principal payments of $0.1 million.

•	Nonperforming construction loans decreased $1.3 million resulting from a $1.9 million transfer of a loan to other real estate owned and a charge-off of $0.8 million related to the same loan, partially offset by the addition of two loans totaling $1.4 million.

•	Nonperforming residential real estate loans increased $3.7 million resulting from additions of eight loans totaling $5.0 million, partially offset by charge-offs of $1.2 million and principal payments of $0.1 million.

•	Nonperforming commercial and industrial loans decreased $0.5 million resulting from charge-offs of $1.7 million and principal payments of $1.5 million, partially offset by additions of twenty one loans and overdrafts totaling $2.7 million.

•	Approximately $42,000 of nonperforming loans and overdrafts of individuals were charged off. These loans are typically charged off when they become delinquent for ninety days.

•	Other Real Estate Owned increased $1.9 million resulting from foreclosure proceedings on a property related to a nonperforming construction loan.

The overall increase in nonperforming assets has partially resulted from the current severe economic slowdown which has had negative effects on home sales and available financing, particularly in the residential real estate sector. Continuation of this condition could result in additional increases in nonperforming assets and charge-offs in the future.

The Company performs extensive ongoing asset quality monitoring by both internal and independent loan review functions. In addition, the Company conducts timely remediation and collection activities through a network of internal and external resources which include an internal asset recovery department, real estate and other loan workout attorneys and external collection agencies. Management believes that these efforts are appropriate for accomplishing either successful remediation or maximizing collections related to nonperforming assets.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	September 30,	Change During	December 31,
	2008	Period	2007
	(000’s)

Specific component	$194	$(1,583)	$1,777
Formula component	1,166	126	1,040
Unallocated component	15,892	1,342	14,550

Total Allowance	$17,252		$17,367

Net change		(115)
Net charge-offs		(3,600)

Provision for loan losses		$3,485

	September 30,	Change During	December 31,
	2007	Period	2006
	(000’s)

Specific component	$799	$(996)	$1,795
Formula component	936	(153)	1,089
Unallocated component	15,400	1,500	13,900

Total Allowance	$17,135		$16,784

Net change		351
Net charge-offs		(939)

Provision for loan losses		$1,290

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value, as provided in SFAS No. 114 and SFAS No. 118. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans.

The formula component of the allowance for loan losses is the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type.

The unallocated component of the allowance for loan losses is the result of management’s consideration of other relevant factors and trends affecting loan collectibility. We periodically adjust the unallocated component to an amount that, when considered with the specific and formula components, represents our best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors and trends were considered in the determination of the unallocated component for loan losses at September 30, 2008:

•	Economic and business conditions — Inflation, the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. During the nine month period ended September 30, 2008, these factors have generally worsened. Further deterioration in the economy in general and business conditions in the Company’s primary market area continued. We have considered these trends in determining the unallocated component.

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are not fully reflected in the formula component of the allowance due to the lag caused by using three years historical losses in determining the loss factors. During the nine month period ended September 30, 2008, the market for new construction has slowed significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the unallocated component.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the unallocated component. During the nine month period ended September 30, 2008, nonperforming assets have increased. We believe this increase is due to current trends within the economy and our local market area.

•	Loan Participations — We will purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component.

The distribution of our allowance for loans losses at September 30, 2008 is summarized as follows:

			Percentage
			of Loans
	Amount of	Loan	in each
	Loan Loss	Amounts by	Category by
	Allowance	Category	Total loans
	(000’s)

Real Estate:
Commercial	$409	$560,397	34.63%
Construction	14	232,816	14.39
Residential	99	394,107	24.35
Commercial & Industrial	829	391,861	24.22
Lease Financing & Individuals	9	39,004	2.41
Unallocated	15,892	—	—

Total	$17,252	$1,618,185	100.00%

The distribution of our allowance for loans losses at December 31, 2007 is summarized as follows:

			Percentage
			of Loans
	Amount of	Loan	in each
	Loan Loss	Amounts by	Category by
	Allowance	Category	Total loans
	(000’s)

Real Estate:
Commercial	$157	$355,044	27.09%
Construction	500	211,837	16.16
Residential	1,035	324,488	24.76
Commercial & Industrial	867	377,042	28.77
Lease Financing & Individuals	258	42,149	3.22
Unallocated	14,550	—	—

Total	$17,367	$1,310,560	100.00%

A summary of the activity in the allowance for loans losses during the nine month periods ended September 30, 2008 and 2007 follows:

	2008	2007
	(000’s except percentages)

Net loans outstanding at period end	$1,596,350	$1,234,288

Average net loans outstanding for the period	1,430,477	1,223,082

Allowance for loan losses:
Beginning Balance	$17,367	16,784
Provision charged to expense	3,485	1,290

	20,852	18,074
Charge-offs and recoveries during the period:
Charge-offs:
Real Estate:
Commercial	(75)	—
Construction	(775)	(38)
Residential	(1,270)	(11)
Commercial and Industrial	(1,683)	(792)
Lease financing and individuals	(42)	(152)
Recoveries:
Real Estate:
Commercial	—	—
Construction	—	—
Residential	131	7
Commercial and Industrial	58	19
Lease financing and individuals	56	28

Net charge-offs during the period	(3,600)	(939)

Ending Balance	$17,252	$17,135

Ratio of net charge-offs to average net loans outstanding during the period	0.25%	0.08%
Ratio of allowance for loan losses to gross loans outstanding at the end of the period	1.07%	1.37%

In determining the allowance for loan losses at September 30, 2008, management considered the increase in net charge-offs during the nine month period ended September, 30 2008. Net charge-offs for the period totaled $3.6 million. Included in the $3.6 million was a loss of $950,000 due to operational errors not related to the performance of the borrower or any reduction in collateral value (and had a $950,000 specific reserve allocation within the allowance for loan losses at December 31, 2007) and a loss of approximately $600,000 resulting from loans acquired with the Company’s acquisition of NYNB which were not originated under the same underwriting standards as generally required by the Company. We believe that there are no remaining loans from the acquisition of NYNB with significant underwriting deficiencies.

The Company considered these charge-offs as occurrences not representative of asset quality trends within the loan portfolio. Excluding these charge-offs, the provision for loan losses for the nine month period ended September 30, 2008 was approximately 170 percent of net charge-offs and resulted in an increase in the unallocated component of $1.3 million at September 30, 2008 as compared to December 31, 2007. Management believes this increase is reflective of the change in nonperforming assets, net charge-offs and the factors and trends discussed above in determining the unallocated component.

  Deposits

Deposits totaled $1,777.4 million at September 30, 2008, a decrease of $35.1 million or 1.9 percent from $1,812.5 million at December 31, 2007. The following table presents a summary of deposits at September 30, 2008 and December 31, 2007:

	(000’s)
	September 30,	December 31,
	2008	2007	Increase (Decrease)

Demand deposits	$614,483	$568,418	$46,065
Money market accounts	610,579	730,429	(119,850)
Savings accounts	95,057	93,331	1,726
Time deposits of $100,000 or more	163,960	202,151	(38,191)
Time deposits of less than $100,000	137,512	60,493	77,019
Checking with interest	155,854	157,720	(1,866)

Total Deposits	$1,777,445	$1,812,542	$(35,097)

The decrease in deposits resulted primarily from the withdrawal of a $97.0 million money market account which was a temporary deposit from December 2007 to February 2008, and other reductions in certain deposit accounts primarily related to the real estate industry which were partially offset by new account relationships, increased account activity in certain existing relationships and the addition of $75.0 million in brokered certificates of deposit.

  Borrowings

Total borrowings were $403.7 million at September 30, 2008, an increase of $116.8 million or 40.7 percent from $286.9 million at December 31, 2007. The overall increase resulted primarily from a $128.1 million increase in other short-term borrowings and a $2.7 million increase in short-term repurchase agreements partially offset by $14.0 million of maturities of term FHLB borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $207.0 million at September 30, 2008, an increase of $3.3 million or 1.6 percent from $203.7 million at December 31, 2007. The increase in stockholders’ equity resulted from net income of $25.4 million for the nine month period ended September 30, 2008, $7.9 million net increases related to grants and exercises of stock options and $0.4 million of proceeds from the sale of treasury stock. These increases were partially offset by $15.1 million of cash dividends paid on common stock, $9.1 million in purchases of treasury stock and decreases of $6.4 million in accumulated comprehensive income.

The Company’s and the Banks’ capital ratios at September 30, 2008 and December 31, 2007 are as follows:

			Minimum for
	September 30,	December 31,	Capital Adequacy
	2008	2007	Purposes

Leverage ratio:
Company	8.3%	8.3%	4.0%
HVB	8.3	8.1	4.0
NYNB	6.8	8.1	4.0
Tier 1 capital:
Company	11.3%	12.5%	4.0%
HVB	11.3	12.3	4.0
NYNB	10.6	11.3	4.0
Total capital:
Company	12.2%	13.7%	8.0%
HVB	12.2	13.4	8.0
NYNB	11.9	12.6	8.0

The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at September 30, 2008.

Liquidity

The Company’s liquid assets, at September 30, 2008, include cash and due from banks of $55.6 million and Federal funds sold of $2.1 million. Federal funds sold represent the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $88.3 million at September 30, 2008. This represented 13.6 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $322.2 million, or 19.9 percent of loans at September 30, 2008, mature in one year or less.

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

HVB and NYNB are members of the FHLB. HVB has a borrowing capacity of up to $200 million under two lines of credit at September 30, 2008, at various terms secured by FHLB stock owned and to be purchased and certain other assets of HVB. HVB had $122.0 million outstanding under these lines from the FHLB at September 30, 2008. NYNB has a borrowing capacity of $26.6 million under two lines of credit at September 30, 2008, at various terms secured by FHLB stock owned and to be purchased and certain other assets of NYNB. NYNB had no balances outstanding under these lines from the FHLB at September 30, 2008. The Company’s short-term borrowings included $78.0 million under securities sold under agreements to repurchase at September 30, 2008, and had securities totaling $177.4 million at September 30, 2008 that could be sold under agreements to repurchase, thereby increasing liquidity. In addition, HVB has agreements with two investment firms to borrow up to $380 million under Retail CD Brokerage Agreements and has agreements with correspondent banks for purchasing Federal funds up to $80 million. HVB had $75.0 million outstanding under Retail CD Brokerage agreements and $6.1 million outstanding under the Federal funds lines at September 30, 2008. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank’s discount window, which borrowings must be collateralized.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2008. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	adverse changes in economic conditions especially those affecting real estate;

•	unanticipated changes in interest rates;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	regulatory delays or conditions imposed by regulators in connection with the conversion of the Banks to national banks, acquisitions or other expansion plans;

•	increases in federal, state and local income taxes and/or the Company’s effective income tax rate;

•	the extent and timing of legislative and regulatory actions and reform;

•	difficulties in integrating acquisitions, offering new services or expanding into new markets;

•	insufficient allowance for loan losses;

•	changes in loan, investment and mortgage prepayment assumptions;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	higher or lower cash flow levels than anticipated;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to our fiduciary responsibility;

•	unanticipated write-down or other-than-temporary impairment to investment securities; and

•	changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency and the Federal Reserve Board, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2007 were previously reported in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2008 compared to December 31, 2007.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2008. The Company had no derivative financial instruments in place at September 30, 2008 and December 31, 2007.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2008 shows the Company’s net interest income decreasing slightly if interest rates rise or fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at September 30, 2008, shows a negative cumulative static gap of $64.0 million in the one year time frame.

The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2008.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	September 30,
Gradual Change in Interest Rates	2008	Policy Limit

+200 basis points	(0.2)%	(5.0)%
–100 basis points	(2.0)%	(5.0)%

As of March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and –100 basis points scenario is within the Company’s policy limits.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended September 30, 2008, there has not been any change that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2007 Annual Report on Form 10-K under “Risk Factors”. There has been no material change in such risk factors other than the following:

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the latter half of 2007 and the first nine months of 2008 in the credit and capital markets have created significant volatility in the financial markets and are forecasted to result in higher unemployment and deterioration of the U.S. and global economies for the latter part of 2008 and in 2009. Commercial and consumer asset quality has deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Stock prices of financial institutions and their holding companies have declined substantially, increasing the cost of raising capital and borrowing in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the more frequent issuance of formal enforcement orders. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in other-than-temporary impairment charges.

As of September 30, 2008, we had trust preferred debt obligations with an aggregate book value of $19.2 million and an unrealized loss of approximately $8.2 million. As a result of recent adverse economic banking conditions, we incurred pretax other-than-temporary impairment charges in our securities portfolio of approximately $1.1 million during the third quarter of 2008. We may be required to record additional impairment charges on other of our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Hudson Valley Bank, N.A. to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

Increases to the allowance for credit losses may cause our earnings to decrease.

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. This may result in significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the future performance of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

Liquidity Risk

Liquidity risk is the potential that we will be unable to meet our obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, proceeds from sales, maturities and prepayment of investment securities, net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2008, the Company sold 3,659 shares of its common stock in accordance with its acquisition of A.R. Schmeidler & Co., Inc. for $193,012 in a cash transaction that did not involve a public offering. In conducting the sales, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. The proceeds from the sales were used for general corporate purposes.

The following table sets forth information with respect to purchase made by the Company of its common stock during the three month period ended September 30, 2008:

			Total number	Maximum number
			of shares	of shares
			purchased as	that may
	Total number	Average price	part of	yet be
	of shares	paid per	publicly announced	purchased under
Period	purchased	share	programs	the programs(1)

July 1, 2008 - July 31, 2008(1)	3,877	$52.75	3,877
August 1, 2008 - August 31, 2008(1)	15,405	52.75	15,405
September 1, 2008 - September 30, 2008(1)	12,789	52.75	12,789	138,883

Total	32,071	$52.75	32,071	138,883

(1)	In February 2008, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $52.75 per share. This offer expired on May 27, 2008, when it was extended to September 3, 2008, when it was further extended through December 5, 2008 at the same price per share.

Item 6.  Exhibits

(A) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

November 10, 2008