Form 10-K
period 2008-12-31
HUDSON VALLEY HOLDING CORP
filed 2009-03-16
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

Outstanding at
March 2,
Class	2009

Common Stock ($0.20 par value)	10,600,201 Shares

The aggregate market value on June 30, 2008 of voting stock held by non-affiliates of the Registrant was approximately $335,822,000.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference in Part III of this report and will be filed no later than 120 days from December 31, 2008.

FORM 10-K

			Page No.

PART I
	ITEM 1	BUSINESS	1
	ITEM 1A	RISK FACTORS	12
	ITEM 1B	UNRESOLVED STAFF COMMENTS	17
	ITEM 2	PROPERTIES	17
	ITEM 3	LEGAL PROCEEDINGS	18
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
PART II
	ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19
	ITEM 6	SELECTED FINANCIAL DATA	22
	ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
	ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	61
	ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	65
	ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	100
	ITEM 9A	CONTROLS AND PROCEDURES	100
	ITEM 9B	OTHER INFORMATION	100
PART III
	ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	101
	ITEM 11	EXECUTIVE COMPENSATION	101
	ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS	101
	ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	101
	ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	101
PART IV
	ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	101
SIGNATURES			104
EX-10.1: AMENDED AND RESTATED DIRECTORS RETIREMENT PLAN
EX-10.4: 2002 STOCK OPTION PLAN
EX-11: STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS
EX-21: SUBSIDIARIES
EX-23.1: CONSENT OF CROWE HORWATH LLP
EX-23.2: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

ITEM 1 — BUSINESS

General

Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank, N.A. (“HVB”), a national banking association headquartered in Westchester County, New York and New York National Bank (“NYNB”), a national banking association headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is the successor to Hudson Valley Bank, a New York State bank originally established in 1972. NYNB is a national banking association which the Company acquired effective January 1, 2006. For the period from January 1, 2006 to November 19, 2007, NYNB was operated as a New York State bank. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York and 4 in Fairfield County, Connecticut. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York. HVB has received regulatory approval to open full service branches at 54 Broad Street, Milford, Connecticut (New Haven County) and 111 Brook Street, Scarsdale, New York. HVB has applied for regulatory approval to open a full service branch at 2505 Main Street, Stratford (Fairfield County), Connecticut. NYNB has notified the Office of the Comptroller of the Currency that it intends to close 2 full service branches in Manhattan in the second quarter of 2009.

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

In 2008, NYNB formed a wholly-owned subsidiary, 369 East Realty Corp., primarily for the purpose of holding property obtained by NYNB through foreclosure in its normal course of business.

The Company has no separate operations or revenues apart from the Banks and their subsidiaries.

Employees

At December 31, 2008, we employed 478 full-time employees and 55 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

Our Market Area

Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2006 census data, was $75,472. The County’s 2006 per capita income of $43,780 placed Westchester County among the highest of the nation’s counties. In December 2008, the County’s unemployment rate was 5.7 percent, as compared to New York State at 6.8 percent and the United States at 7.1 percent. The County has over 100,000 businesses, which form a large portion of our current and potential customer base. We continue to evaluate expansion opportunities in Westchester County.

New York City, which borders Westchester County, is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. According to the 2006 census data, the median household income in the city was $46,480, while the per capita income was $27,420. This places New York City in the top ranks of cities across the United States. In December 2008, New York City’s unemployment rate was 7.2%. The city also has a vibrant and diverse business community with more than 106,000 businesses and professional service firms. New York City is comprised of five counties or boroughs: Bronx, Kings (Brooklyn), New York (Manhattan), Queens and Richmond (Staten Island).

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

We expanded into Rockland County, New York, by opening a full service branch in New City, New York in February 2007. Rockland County, New York, a suburban county, borders Westchester County, New York to the west. The County’s 2005 per capita income was $43,751. In December 2008, the County’s unemployment rate was 5.5%. We believe the County offers attractive opportunities for us to develop new customers within our niche markets of businesses, professionals and not-for-profit organizations.

We expanded our branch network into Fairfield County, Connecticut by opening a full-service branch in, Stamford, Connecticut in December 2007 a full service branch in Wesport, Connecticut in September 2008, a full service branch in Greenwich, Connecticut in October 2008 and a full service branch in Fairfield, Connecticut in December 2008. Fairfield County, Connecticut, a suburban county, borders Westchester County, New York to the east. The County’s 2006 per capita income was $45,805. In December 2008, the County’s unemployment rate was 5.9% as compared to the state of Connecticut’s unemployment rate of 6.6%. Fairfield County has very similar attributes to Westchester County, New York, where we have had success in attracting and retaining customers. HVB has received regulatory approval to open a full service branch in Milford, Connecticut, in New Haven County. We expect to apply for regulatory approval to expand further into Fairfield County.

Competition

The banking and financial services business in our market area is highly competitive. There are approximately 150 banking institutions with 2,510 branch banking offices in our Westchester County, Rockland County, Fairfield County, Connecticut and New York City market area. These banking institutions had deposits of approximately $542 billion as of June 30, 2008 according to Federal Deposit Insurance Corporation (“FDIC”) data. Our branches compete with local offices of large New York City commercial banks due to their proximity to and location within New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with us for both loans and deposits. We are smaller in size than most of our competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

During the past five years, we have focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of our products and services continues to be businesses, professionals, not-for-profit organizations and municipalities. We have expanded our market from Westchester County to include sections of New York City, Rockland County and Fairfield County, Connecticut. We have opened eight new facilities during the past five years, one in White Plains, Westchester County, one in Mamaroneck, Westchester County, three in Manhattan, New York, one in Queens County, New York, one in Bronx County, New York and one in New City, Rockland County. We anticipate opening at least 2 additional facilities during 2009. We expect to continue to open additional facilities in the future. We have invested in technology based products and services to meet customer needs. In addition, we have expanded products and services in our deposit gathering and lending programs, and our offering of investment management and trust services. As a result, we have approximately doubled our total assets during this five year period.

Lending

We engage in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2008, gross loans totaled $1,705.3 million. Gross loans were comprised of the following loan types:

Real estate	76.7%
Commercial and industrial	21.0
Individuals	1.3
Lease financing	1.0

Total	100.0%

At December 31, 2008, HVB’s unsecured lending limit to one borrower under applicable regulations was approximately $29.3 million and NYNB’s unsecured lending limit to one borrower under applicable regulations was approximately $1.6 million.

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

We offer deposit pick up services for certain business customers. We have 26 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

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

Segments

We maintain only one business segment which is discussed in more detail in Note 1 to the financial statements in Item 15 which is incorporated by reference herein.

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

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from HVB or NYNB. Federal bank regulatory agencies also have the authority to limit further HVB’s or NYNB’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2008, HVB could have declared additional dividends of approximately $15.9 million to the Company without prior regulatory approval. Under applicable banking statutes, NYNB could not have declared dividends to the Company at December 31, 2008.

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

The Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB, and NYNB each exceeded all current regulatory capital requirements to be considered in the “well capitalized” category at December 31, 2008. Management intends to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

Emergency Economic Stabilization Act of 2008

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. The Corporation elected not to participate in the CPP.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”), also a part of EESA. The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Corporation has elected to participate in both guarantee programs.

American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009, (the “Stimulus Act”), was signed into law on February 17, 2009. The Stimulus Act includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the Stimulus Act imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, until the institution has repaid the Treasury.

Future Legislation

Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. With the recent enactments of EESA and the Stimulus Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

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

Dividend Limitations

The Company is a legal entity separate and distinct from its subsidiaries. The Company’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Banks. The Banks’ dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit the Banks from paying dividends or otherwise supplying funds to the Company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Under applicable banking statutes, at December 31, 2008, HVB could have declared additional dividends of approximately $15.9 million to the Company without prior regulatory approval. Under applicable banking statutes, NYNB could not have declared dividends to the Company at December 31, 2008.

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

See Note 10 to the Consolidated Financial Statements.

  Loans to Related Parties

The Banks’ authority to extend credit to its directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with other persons not related to the lender and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks’ capital. In addition, extensions of credit in excess of certain limits must be approved by the Banks’ Board of Directors. Under the Sarbanes-Oxley Act, the Company and its subsidiaries, other than the Banks, may not extend or arrange for any personal loans to its directors and executive officers.

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

The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	independence requirements for company auditors;

•	certification of financial statements within the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the chief executive officer and the chief financial officer;

•	the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing on Form 4;

•	disclosure of a code of ethics for financial officers and filing a Current Report on Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

•	the formation of a public accounting oversight board;

•	various increased criminal penalties for violations of securities laws; and

•	an assertion by management with respect to the effectiveness of internal control over financial reporting.

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

Negative developments since the latter half of 2007 in the credit and capital markets have created significant volatility in the financial markets and are forecasted to result in higher unemployment and deterioration of the U.S. and global economies in 2009 and perhaps beyond. Commercial and consumer asset quality has deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Stock prices of financial institutions and their holding companies have declined substantially, increasing the cost of raising capital and borrowing in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the more frequent issuance of formal enforcement orders. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in other-than-temporary impairment charges.

As of December 31, 2008, we had trust preferred debt obligations with an aggregate book value of $19.2 million and an unrealized loss of approximately $8.4 million. As a result of recent adverse economic banking conditions, we incurred pretax other-than-temporary impairment charges in our securities portfolio of approximately $1.1 million during the third quarter of 2008. We may be required to record additional impairment charges on other of our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Hudson Valley Bank, N.A. to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

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

Our primary lending market area is concentrated in Westchester County, New York and New York City and to an increasing extent, Rockland County and Fairfield County, Connecticut, with a primary focus on businesses, professionals and not-for-profit organizations located in this area. Accordingly, the asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our asset quality, operations and limit our future growth potential. The Company’s primary lending market area and asset quality have been adversely affected by the current economic downturn. Continuation or worsening of these conditions could have a additional negative effects on our business in the future.

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

We have recently adopted a strategy of broader expansion of our branch network through de novo branches. The opening of a new branch requires us to incur a number of up-front expenses associated with the leasing and build-out of the space to be occupied by the branch, the staffing of the branch and similar matters. These expenses are typically greater than the income generated by the branch until it builds up its customer base. In opening branches in a new locality we may also encounter unanticipated problems in adjusting to local market conditions.

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

Currently, we believe that our income would be minimally changed in the twelve months following December 31, 2008 due to changes in the interest rate environment. However, conditions such as a flat or inverted yield curve could have an adverse effect on our net interest income by decreasing the spread between the rates earned on assets and paid on liabilities. Changes in interest rates also affect the volume of loans we originate, as well as the value of our loans and other interest-earning assets, including investment securities.

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

Approximately 85% of the loans held by the Banks as of December 31, 2008 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. We currently own three properties acquired in foreclosure, totaling $5.4 million. Under federal and state environmental laws, we could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties we acquire on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean up costs under federal or state environmental laws.

A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 85% as of December 31, 2008) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. The Company’s loans have already been adversely affected by the current decline in the real estate market. Continuation or worsening of such conditions could have additional negative effects on our business in the future.

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

Dividends from HVB are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which HVB and NYNB can pay dividends or otherwise transfer funds to the Company. Federal bank regulatory agencies also have the authority to limit further the Banks’ payment of dividends based on such factors as the maintenance of adequate capital for each Bank, which could reduce the amount of dividends otherwise payable. We paid a cash dividend to our shareholders of $1.85 per share in 2008, and $1.64 per share in 2007 (adjusted for subsequent stock dividends). Under applicable banking statutes, at December 31, 2008, HVB could have declared dividends of approximately $15.9 million to the Company without prior regulatory approval. Under applicable banking statutes, NYNB could not have declared dividends to the Company at December 31, 2008. No assurance can be given that the Banks will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to shareholders.

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

The Board of Governors of the Federal Reserve System issued a supervisory letter dated February 24, 2009 to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate, defer or severely limit dividends including, for example, when net income available for shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital during the quarter.

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

HVB operates 30 branches. HVB owns the following branch locations :

Address	City	County	State

37 East Main Street	Elmsford	Westchester	New York
61 South Broadway	Yonkers	Westchester	New York
150 Lake Avenue	Yonkers	Westchester	New York
865 McLean Avenue	Yonkers	Westchester	New York
512 South Broadway	Yonkers	Westchester	New York
21 Scarsdale Road	Yonkers	Westchester	New York
664 Main Street	Mount Kisco	Westchester	New York

HVB leases the following branch locations:

Address	City	County	State

35 East Grassy Sprain Road	Yonkers	Westchester	New York
403 East Sandford Boulevard	Mount Vernon	Westchester	New York
1835 East Main Street	Peekskill	Westchester	New York
500 Westchester Avenue	Port Chester	Westchester	New York
233 Marble Avenue	Thornwood	Westchester	New York
328 Central Avenue	White Plains	Westchester	New York
5 Huguenot Street	New Rochelle	Westchester	New York
40 Church Street	White Plains	Westchester	New York
875 Mamaroneck Avenue	Mamaroneck	Westchester	New York
399 Knollwood Road	White Plains	Westchester	New York
3130 East Tremont Avenue	Bronx	Bronx	New York
975 Allerton Avenue	Bronx	Bronx	New York
16 Court Street	Brooklyn	Kings	New York
60 East 42nd Street	Manhattan	New York	New York
233 Broadway	Manhattan	New York	New York
350 Park Avenue	Manhattan	New York	New York
112 West 34th Street	Manhattan	New York	New York
New York, NY 10120	Flushing	Queens	New York
254 South Main Street	New City	Rockland	New York
1055 Summer Street	Stamford	Fairfield	Connecticut
420 Post Road West	Westport	Fairfield	Connecticut
500 West Putnam Avenue	Greenwich	Fairfield	Connecticut
200 Post Road	Fairfield	Fairfield	Connecticut

NYNB operates 5 branches. NYNB owns the following branch locations:

Address	City	County	State

369 East 149th Street	Bronx	Bronx	New York
2256 Second Avenue	Manhattan	New York	New York

NYNB leases the following branch locations:

Address	City	County	State

1042 Westchester Avenue	Bronx	Bronx	New York
4211 Broadway	Manhattan	New York	New York
619 Main Street	Roosevelt Island	New York	New York

NYNB has notified the OCC that it intends to close the leased branches located at 4211 Broadway, Manhattan, New York and 619 Main Street, Roosevelt Island, New York. Of the remaining leased properties, 2 HVB properties located in Port Chester and Peekskill, New York, have lease terms that expire within the next 2 years, with each lease subject to our renewal option. We currently expect to exercise our renewal option on the leases of each of these properties.

A. R. Schmeidler & Co., Inc is located at 500 Fifth Avenue, New York, New York in leased premises.

We currently operate 26 ATM machines, 23 of which are located in the Banks’ facilities. Three ATMs are located at off-site locations: St. Joseph’s Hospital, Yonkers, College of Mount Saint Vincent, Riverdale, New York, and Concordia College, Bronxville, New York.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Hudson Valley Holding Corp. during the fourth quarter of 2008.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was held of record as of March 2, 2009 by approximately 1,075 shareholders. Our common stock trades on a limited and sporadic basis in the over-the-counter market under the symbol “HUVL”. We have historically purchased shares of common stock from shareholders at a price we believe to be the fair market value at the time. Some of these purchases are made pursuant to Stock Restriction Agreements which give us a right of first refusal if the shareholder wishes to sell his or her shares. The majority of transactions in our common stock are sales to the Company or private transactions. There can be no assurance that we will purchase any additional stock in the future.

The table below sets forth the high and the low prices per share at which we purchased shares of our common stock from shareholders in 2008 and 2007. The price per share has been adjusted to reflect the 10 percent stock dividends to shareholders in December 2008 and 2007.

	2008		2007
	High	Low	High	Low

First Quarter	$51.82	$47.27	$48.90	$35.33
Second Quarter	59.09	47.95	46.28	36.15
Third Quarter	47.95	47.95	46.90	46.28
Fourth Quarter	48.00	47.95	47.27	46.69

The foregoing prices were not subject to retail markup, markdown or commission.

In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows. In 2008, $0.44 per share to shareholders of record on February 8; $0.46 per share to shareholders of record May 16, August 15 and November 14. In 2007, $0.41 per share to shareholders of record on February 9, May 4, August 10 and November 9. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2008 and 2007.

Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 12, 2008 and December 9, 2007.

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

On December 5, 2008, the Company sold 1,829 shares of its common stock to HVB for $96,480 in cash in transactions that did not involve a public offering. These shares were acquired by HVB for subsequent distribution to the former owners of ARS as part of a performance based payment made in accordance with the terms of the ARS acquisition agreement. On December 11, 2008, the Company sold 2,778 shares of its common stock to existing common shareholders for $146,539 in cash in transactions that did not involve a public offering. These shares were sold to certain directors of the Company under a program where directors may elect to receive a portion of their director’s fees in common stock in lieu of cash. In conducting each of the sales, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The proceeds from the sales were used for general corporate purposes.

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2008.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May
			Part of	Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Programs	Programs(2)

October 1-October 31, 2008(1)	3,877	$52.75	3,877

November 1-November 30, 2008(1)	15,405	52.75	15,405

December 1 - December 31, 2008(1)(2)	120,022	48.80	120,022	280,315

Total	139,304	49.52	139,304	280,315

(1)	On February 26, 2008, the Company announced that the Board of Directors had approved a share repurchase program, effective February 22, 2008, which authorized the repurchase of up to 250,000 of the Company’s shares at a price of $52.75 per share. This offer expired on May 27, 2008, when it was extended to September 3, 2008, when it was further extended through December 12, 2008 at the same price per share.

(2)	On December 2, 2008, the Company announced that the Board of Directors had approved a share repurchase program, effective December 15, 2008, which authorized the repurchase of up to 300,000 of the Company’s shares at a price of $48.00 per share. This offer was subsequently increased to 375,000 shares. The full amount of authorized shares were repurchased prior to the March 3, 2009 expiration of the program.

Stockholder Return Performance Graph

The following graph compares the Company’s total stockholder return for the years 2004, 2005, 2006, 2007 and 2008 based on prices as reported on the over-the-counter bulletin board with (1) the Russell 2000 and (2) the SNL $1 billion to $5 billion Bank Index.

Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Hudson Valley Holding Corp.	100.00	98.83	87.96	94.81	120.08	117.74

Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

The graph assumes $100 was invested on December 31, 2003 and dividends were reinvested. Returns are market capitalization weighted.

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2008, 2007, 2006 and 2005. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(000’s except share data)

Operating Results:
Total interest income	$140,112	$150,367	$141,157	$110,364	$88,432
Total interest expense	30,083	46,299	41,600	25,306	16,795

Net interest income	110,029	104,068	99,557	85,058	71,637
Provision for loan losses	11,025	1,470	2,130	2,059	473
Income before income taxes	46,523	52,742	52,094	46,983	40,970
Net income	30,877	34,483	34,059	30,945	27,540
Basic earnings per common share	2.84	3.20	3.14	2.86	2.57
Diluted earning per common share	2.74	3.08	3.05	2.77	2.52
Weighted average shares outstanding	10,881,761	10,767,920	10,832,709	9,822,647	9,732,197
Diluted weighted average share outstanding	11,250,087	11,199,663	11,180,736	10,170,674	9,927,759
Cash dividends per common share	1.85	1.64	1.46	1.26	1.07

	December 31,
	2008	2007	2006	2005	2004

Financial position:
Securities	$671,355	$780,251	$917,660	$883,992	$875,120
Loans, net	1,677,611	1,289,641	1,205,243	1,009,819	862,496
Total assets	2,540,890	2,330,748	2,291,734	2,032,721	1,840,874
Deposits	1,839,326	1,812,542	1,626,441	1,407,996	1,235,341
Borrowings	466,398	286,941	456,559	435,212	427,593
Stockholders’ equity	207,501	203,687	185,566	169,789	159,662

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

	December 31,
	2008	2007	2006	2005	2004

Earnings Ratios
Net income as a percentage of:
Average earning assets	1.39%	1.59%	1.64%	1.67%	1.63%
Average total assets	1.30	1.49	1.54	1.58	1.55
Average total stockholders’ equity	14.76	18.03	19.40	18.77	18.33
Adjusted average total stockholders equity(1)	14.55	17.61	18.57	18.54	18.55
Capital Ratios
Average total stockholders’ equity to average total assets	8.79%	8.27%	7.95%	8.44%	8.48%
Average net loans as a multiple of average total stockholders’ equity	7.09	6.45	6.44	5.63	5.20
Leverage capital	7.53	8.31	7.74	8.30	8.17
Tier 1 capital (to risk weighted assets)	10.11	12.61	12.32	13.82	14.46
Total risk-based capital (to risk weighted assets)	11.33	13.77	13.49	14.94	15.59
Other
Allowance for loan losses as a percentage of year-end loans	1.33%	1.33%	1.37%	1.32%	1.35%
Loans (net) as a percentage of year-end total assets	66.02	55.33	52.59	49.68	46.85
Loans (net) as a percentage of year-end total deposits	91.21	71.15	74.10	71.72	69.82
Securities as a percentage of year-end total assets	26.43	32.03	40.04	41.02	47.54
Average interest earning assets as a percentage of average interest bearing liabilities	146.90	146.83	148.34	153.96	155.28
Dividends per share as a percentage of diluted earnings per share	67.35	53.40	47.79	45.40	42.62

(1)	Adjusted average stockholders’ equity excludes unrealized losses, net of tax, of $2,955, $4,521, $7,846 and $2,108 in 2008, 2007, 2006 and 2005, respectively, and unrealized gains, net of tax, of $1,706 in 2004, respectively, on securities available for sale. Management believes this alternate presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. As noted in the Company’s Proxy Statement, which is incorporated herein by reference, net income as a percentage of adjusted average stockholders’ equity is one of several factors utilized by management to determine total compensation.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2008 and 2007, and consolidated results of operations for each of the three years in the period ended December 31, 2008. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, N.A. and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”) and New York National Bank and it’s subsidiaries, 369 East 149th Street Corp. and 369 East Realty Corp. (collectively “NYNB”). As further discussed in Note 18 to the Consolidated Financial Statements included elsewhere herein, a previously issued Consolidated Statement of Cash Flows for the year ended December 31, 2006 contained errors resulting primarily from the misclassification of changes in bank owned life insurance, goodwill and intangible assets as operating cash flows rather than investing activities. This discussion and analysis has been revised for the effects of the restatement. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Annual Report on Form 10-K. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Annual Report on Form 10-K.

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, portions of New York City and Fairfield County, Connecticut. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate and potential risks associated with the impact of regulatory changes that may take place in reaction to the current crisis in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of company’s loans.

The year 2008 marked the beginning of an extremely difficult period for the overall economy in general and for the financial services industry in particular. This wide ranging economic downturn has had extremely negative effects on all financial sectors both domestic and foreign. During 2008 we have witnessed the financial collapse of several financial institutions including the country’s largest savings bank and two large Wall Street investment banking firms. In addition, the U.S. Congress has enacted unprecedented financial assistance legislation in an attempt to shore up the financial markets and provide needed credit to a faltering economy. Perhaps the most severe impact of this downturn has been felt by the real estate industry, which is a major source of both the deposit and loan businesses of the Company. The Company experienced a general decline in average deposit balances of customers in all sectors of the real estate industry as activity has been severely curtailed as a result of the current economic downturn. In addition, the Company has experienced sharp declines in the value of real estate collateral supporting the majority of it’s loans, and the lack of a liquid market for a small part of it’s investment portfolio. Despite these conditions, the Company was able to effectively offset the general decline in average deposit balances of existing customers with new deposit activity while continuing to provide significant lending availability to it’s customers throughout the year. Management expects that the Company will experience continued pressure from these adverse conditions in 2009.

Net income for 2008 was $30.9 million or $2.74 per diluted share, a decrease of $3.6 million or 10.4 percent compared to $34.5 million or $3.08 per diluted share in 2007. The decline in net income resulted primarily from a significantly higher provision for loan losses in 2008, higher noninterest expense and a higher adjustment for other-than-temporary impairment of investments, partially offset by higher net interest income, higher noninterest income and lower income taxes.

Total deposits, excluding the effects of a $97 million temporary deposit in a money market account from late December 2007 through early February 2008 and $75 million of brokered certificates of deposit added in September 2008, were essentially unchanged at December 31, 2008 as compared to the prior year end date. The Company did experience growth in new customers both in existing branches and new branches added during 2008, however this growth was offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry.

Total loans grew significantly in 2008 as the company continued to provide lending availability to new and existing customers. This growth, however, was accompanied by a slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed real estate projects which have been adversely impacted by the severe economic conditions currently affecting the real estate markets.

The Company increased its noninterest income in 2008, primarily as a result of increases in investment advisory fees of its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York. Fee income from this source, however, began to decline in the fourth quarter of 2008 and is expected to continue to decline, at least in the near term, as a result of the effects of significant declines in both domestic and international markets. At December 31, 2008, A.R. Schmeidler & Co., Inc. had approximately $1.0 billion of assets under management compared to approximately $1.3 billion at December 31, 2007.

Nonperforming assets and charge-offs increased dramatically during 2008 and overall asset quality has been adversely affected by the current state of the economy. During the year the Company has experienced slowdowns in repayments and declines in the loan-to-value ratios on existing loans. However, as a result of the Company’s conservative underwriting and investment standards both before and during the current economic crisis, the Company’s overall asset quality continues to be satisfactory. The Company does not originate loans similar to payment option loans or loans that allow for negative interest amortization. The Company does not engage in sub-prime lending nor does it offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers. At December 31, 2008, the Company had no sub-prime loans in its portfolio. In addition, the Company has not invested in mortgage-backed securities secured by sub-prime loans. These conservative practices somewhat protected the Company from the immediate effects of the early stages of the current financial crisis. However, the severity of the economic downturn has since extended well beyond the sub-prime lending issue, and has resulted in declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the fact that available residential mortgage financing had all but disappeared by the end of 2008, have put downward pressure on the overall asset quality of virtually all financial institutions, including the Company. Continuation or worsening of such conditions could have additional significant adverse effects on asset quality in the future.

The flat yield curve put downward pressure on the Company’s net interest income as liabilities repriced at higher rates and maturing longer term assets repriced at similar or only slightly higher rates. The 500 basis point reduction of short-term interest rates from September 2007 through December 2008 has resulted in some improvement in yield curve, however with interest rates at such historically low levels, availability of long-term financing at reasonable rates has been limited. This has resulted in financial institutions replacing maturing long-term borrowings with short-term debt. While replacing long-term borrowings with lower cost short-term debt may have a positive impact on net interest income in the near term, this condition presents additional challenges in the ongoing management of interest rate risk to the extent that these borrowings are utilized to fund longer term assets at fixed rates.

As a result of the effects of interest rates, growth in the Company’s loans portfolio and other asset/liability management activities, tax equivalent basis net interest income increased by $5.7 million or 5.2 percent to $114.7 million in 2008, compared to $109.0 million in 2007. The effect of the adjustment to a tax equivalent basis was $4.6 million in 2008 and $4.9 million in 2007.

Non interest income, excluding securities net gains and losses, was $20.0 million for 2008, an increase of $4.6 million or 29.9 percent compared to $15.4 million in 2007. The increase was primarily due to growth in the investment advisory fees of A.R. Schmeidler & Co., Inc., increased income from bank owned life insurance and higher deposit activity and other service fees. Investment advisory fee income is expected to decline at least in the near term, due to the current difficulties in the global financial markets. The net realized loss on securities for the year ended December 31, 2008, included a $1.1 million pretax loss for other than temporary impairment taken in September 2008 related to the Company’s investment in a pooled trust preferred security and a $0.5 million pretax adjustment for other than temporary impairment taken in March 2008 related to the Company’s investment in a mutual fund. The mutual fund investment, which had a previous pretax other than temporary impairment adjustment of $0.6 million in December 2007, was sold in April 2008 due to its inability to meet the Company’s performance expectations. The Company has decided to hold it’s investments in trust preferred securities as these investments continue to perform and the Company does not believe that the current market quotes for these investments are indicative of their value.

Non interest expense for 2008 was $71.1 million, an increase of $6.4 million or 9.9 percent compared to $64.7 million in 2007. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at December 31, 2008 reflects moderate near term interest rate risk with the Company’s net interest income decreasing slightly if rates fall and decreasing moderately if rates rise.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. While the current adverse economic situation has put pressure on the availability of liquidity in the marketplace, the Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs. In addition, the Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB and NYNB each exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at December 31, 2008. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Company believed that, given it’s present financial condition, participation in the CPP was unnecessary and not in the best interests of the Company, it’s customers or shareholders.

On November 21, 2008 the FDIC adopted the final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”) which is also a part of EESA. Under the TLG program the FDIC will (1) guarantee certain newly issued senior unsecured debt and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts, NOW accounts paying less than 0.5 percent interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. The Company has elected to participate in both guarantee programs. For additional discussion of recently enacted government assistance legislation, see “Supervision and Regulation” in Item 1 herein.

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

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans, and a formula component which addresses historical loan loss experience together with other relevant risk factors affecting the portfolio.

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

The formula component is calculated by first applying historical loss experience factors to outstanding loans by type. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified by loan type and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2008. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations. See “Loan Portfolio” elsewhere in this Item 7 for further discussion of the allowance for loan losses.

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

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value and the related impairment is charged to earnings.

Other Real Estate Owned (“OREO”) — Real estate properties acquired through loan foreclosure are recorded at estimated fair value, net of estimated selling costs, at time of foreclosure establishing a new cost basis. Credit losses arising at the time of foreclosure are charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Routine holding costs are charged to expense as incurred.

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2008 did not indicate impairment of its goodwill or identified intangible assets.

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

Results of Operations for Each of the Three Years in the Period Ended December 31, 2008

Summary of Results

The Company reported net income of $30.9 million in 2008, a decrease of $3.6 million or 10.4 percent compared to $34.5 million in 2007, which increased $0.4 million or 1.2 percent compared to $34.1 million in 2006. The decrease in 2008 net income, compared to 2007, reflected a significantly higher provision for loan losses, higher noninterest expense and higher net losses on securities available for sale, partially offset by higher net interest income, higher non interest income and a lower effective tax rate. The slight increase in 2007 net income, compared to 2006, reflects higher net interest income, higher non interest income and a lower provision for loan losses, partially offset by higher non interest expense, higher realized net losses on securities available for sale and a slightly higher effective tax rate. Realized losses on securities transactions for 2008 and 2007 include $1.5 million and $0.6 million, respectively, of pretax adjustment for other than temporary impairment related to certain securities in the Company’s investment portfolio.

Diluted earnings per share were $2.74 in 2008, a decrease of $0.34 or 11.0 percent compared to $3.08 in 2007, which increased $0.03 or 1.0 percent compared to $3.05 in 2006. These changes are a direct result of the changes in net income in the respective years compared to the prior year period. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December 2008. Returns on average stockholders’ equity and average assets were 14.8 percent and 1.3 percent for 2008, compared to 18.0 percent and 1.5 percent in 2007 and 19.4 percent and 1.5 percent in 2006. Returns on adjusted average stockholders’ equity were 14.6 percent, 17.6 percent, 18.6 percent in 2008, 2007 and 2006, respectively. Adjusted average stockholders’ equity excludes the effects of net unrealized losses, net of tax, on securities available for sale of $2,955, $4,521, and $7,846 in 2008, 2007 and 2006, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measures more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates.

Net interest income for 2008 was $110.0 million, an increase of $5.9 million or 5.7 percent compared to $104.1 million in 2007, which increased $4.5 million or 4.5 percent compared to $99.6 million in 2006. The 2008 increase over 2007 was primarily due to $47.7 million growth in the average balance of interest earning assets which was slightly in excess of the $33.6 million growth in the average balance of interest bearing liabilities and an increase in the tax equivalent basis net interest margin to 5.14% from 4.99%. The 2007 increase over 2006 was primarily due to $86.7 million growth in the average balance of interest earning assets which was slightly in excess of the $77.3 million growth in the average balance of interest bearing liabilities. The tax equivalent basis net interest margin was approximately 4.99% in both 2007 and 2006. The 2008 increase in the tax equivalent basis net interest margin, compared to the prior year, resulted primarily from the effects of the growth in loans, the Company’s highest yielding asset, as a percentage of interest earning assets, and the overall positive effect of sharp decreases in short-term interest rates on average net interest earning assets. The 2008 increase in the average balance of interest earning assets reflected strong growth in loans, partially offset by decreases in investments and short-term funds. The 2008 increase in loans were funded by planned reductions in the investment portfolio and short term funds and increases in short term borrowings in the latter half of the year. The 2007 tax equivalent basis net interest margin remained unchanged, compared to the prior year, primarily as a result of a slight increase in the excess of interest earning assets over interest bearing liabilities offset by a slight reduction in the incremental spread between interest earning assets and interest bearing liabilities. The 2007 increase in the average balance of interest earning assets reflected growth in loans and short-term funds, partially offset by a planned reduction in investments. The 2007 increase in interest bearing liabilities reflected growth in deposits, partially offset by a planned reduction in short-term and other borrowed funds conducted as part of the Company’s ongoing asset/liability management efforts.

The provision for loan losses for 2008 was $11.0 million compared to $1.5 million in 2007 and $2.1 million in 2006. The significant increase in 2008, compared to the prior year periods resulted partially from required increases in the allowance for loan losses due to loan growth. The majority of the increase, however, is directly related to negative effects on the loan portfolio of conditions resulting from the current crisis in the financial markets. As a result of the severe economic downturn, which heightened dramatically in the fourth quarter of 2008, the

Company’s loan portfolio has experienced reductions in the values of loan collateral, increased charge offs and delinquency, and a general slowdown in the disposition of completed construction projects. While the overall asset quality of the Company’s loans remains satisfactory, continuation or worsening of current economic conditions could result in additional significant provisions for loan losses in the future.

Non interest income increased $3.8 million or 25.7 percent to $18.6 million in 2008 compared to $14.8 million in 2007, which increased $1.7 million or 13.0 percent compared to $13.1 million in 2006. The increases in 2008 and 2007, compared to their respective prior year periods, were primarily due to increases in investment advisory fees of A.R. Schmeidler & Co., Inc. and also reflect growth in deposit activity and other service fees, increases in scheduled fees and increases in income from bank owned life insurance partially offset by increases in net realized losses on securities available for sale and, in 2007, a slight decrease in other income. Investment advisory fee income is expected to decline at least in the near term, due to the current difficulties in the global financial markets. The Company recorded pre-tax other than temporary loss adjustments of $1.5 million and $0.6 million in 2008 and 2007, respectively. Approximately $0.5 million of the 2008 adjustment and all of the 2007 adjustment related to the Company’s investment in a mutual fund. This investment was sold in April 2008 due to its inability to meet the Company’s performance expectations. The remainder of the 2008 adjustment related to the Company’s investment in a pooled trust preferred security. The Company has decided to hold its investments in trust preferred securities as these investments continue to perform and the Company does not believe that the current available market quotes for these investments are indicative of their value. Other dispositions of securities available for sale resulted in net realized gains of $0.2 million and $0.1 million in 2008 and 2007, respectively, and losses of $0.2 million in 2006. The sales were conducted as part of the Company’s ongoing asset/liability management process.

Non interest expenses increased $6.4 million or 9.9 percent to $71.1 million in 2008 compared to $64.7 million in 2007, which increased $6.3 million or 10.8 percent compared to $58.4 million in 2006. These increases reflect the overall growth of the Company and resulted from higher amounts in employee salaries and benefits, occupancy and equipment expense and other expenses resulting from the Company’s continuing growth and investments in people, technology, products and new and existing branch facilities. The effective tax rate in 2008 decreased slightly to 33.6 percent, compared to 34.6 percent in both 2007 and 2006. The 2008 decrease, compared to the prior year period, was primarily as a result of decreases in the percentage of the Company’s income subject to New York State income taxes, partially offset by increases in income subject to New York City income taxes, reflecting the Company’s continued growth in the New York City markets.

The Company’s total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8.0 percent, as the total ratio equaled 11.3 percent and 13.8 percent at December 31, 2008 and 2007, respectively. The Company’s leverage capital ratio was 7.5 percent and 8.3 percent at December 31, 2008 and 2007, respectively. The decrease in the 2008 ratios, compared to the prior year, resulted from increases in balances of the Company’s total assets and risk weighted assets, primarily due to loan growth and a planned reduction in the Company’s investment portfolio, which were in excess of the relative increase in regulatory capital. The relative growth of regulatory capital was lower primarily due to a higher percentage of net income distributed to shareholders in 2008 and decreases due to treasury stock acquisitions and an additional investment in goodwill, partially offset by increases related to the exercise of stock options. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

Average Balances and Interest Rates

The following table sets forth the daily average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates. The data contained in this table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2008, 2007 and 2006.

	(000’s except percentages)
	Year ended December 31,
	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

ASSETS
Interest earning assets:
Deposits in banks	$5,362	$152	2.83%	$10,537	$527	5.00%	$4,749	$205	4.32%
Federal funds sold	24,899	827	3.32	58,603	2,938	5.01	12,669	600	4.74
Securities:(1)
Taxable	507,943	24,873	4.90	665,761	32,868	4.94	733,062	34,591	4.72
Exempt from federal income taxes	208,730	13,274	6.36	214,093	14,022	6.55	213,885	14,206	6.64
Loans, net(2)	1,483,196	105,632	7.12	1,233,360	104,920	8.51	1,131,300	96,527	8.53

Total interest earning assets	2,230,130	144,758	6.49	2,182,354	155,275	7.12	2,095,665	146,129	6.97

Non interest earning assets:
Cash and due from banks	49,786			51,887			46,836
Other assets	105,478			85,390			78,093

Total non interest earning assets	155,264			137,277			124,929

Total assets	$2,385,394			$2,319,631			$2,220,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$642,784	$10,498	1.63%	$560,325	$15,052	2.69%	$431,628	$8,950	2.07%
Savings	95,296	708	0.74	93,223	775	0.83	97,567	675	0.69
Time	263,506	6,757	2.56	276,908	10,787	3.90	246,538	8,181	3.32
Checking with interest	149,793	1,072	0.72	153,446	1,545	1.01	134,874	1,053	0.78
Securities sold under repurchase agreements and other short-term borrowings	161,749	2,187	1.35	167,255	7,809	4.67	234,959	11,149	4.75
Other borrowings	201,687	8,861	4.39	230,014	10,331	4.49	258,308	11,592	4.49

Total interest bearing liabilities	1,514,815	30,083	1.99	1,481,171	46,299	3.13	1,403,874	41,600	2.96

Non interest bearing liabilities:
Demand deposits	625,630			612,346			601,983
Other liabilities	32,797			30,292			31,347

Total non interest bearing liabilities	658,427			642,638			633,330

Stockholders’ equity(1)	212,152			195,822			183,390

Total liabilities and stockholders’ equity(1)	$2,385,394			$2,319,631			$2,220,594

Net interest earnings		$114,675			$108,976			$104,529

Net yield on interest earning assets			5.14%			4.99%			4.99%

(1)	Excludes unrealized gains and losses on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effect of adjustment to a tax equivalent basis was $4,646, $4,908 and $4,972 for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2008 and 2007, and the years ended December 31, 2007 and 2006, on a tax equivalent basis.

	(000’s)
	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in banks	$(259)	$(116)	$(375)	$250	$72	$322
Federal funds sold	(1,690)	(421)	(2,111)	2,175	163	2,338
Securities:
Taxable	(7,791)	(204)	(7,995)	(3,176)	1,453	(1,723)
Exempt from federal income taxes	(351)	(397)	(748)	14	(198)	(184)
Loans, net	21,253	(20,541)	712	8,708	(315)	8,393

Total interest income	11,162	(21,679)	(10,517)	7,971	1,175	9,146

Interest expense:
Deposits:
Money market	2,215	(6,769)	(4,554)	2,669	3,433	6,102
Savings	17	(84)	(67)	(30)	130	100
Time	(522)	(3,508)	(4,030)	1,008	1,598	2,606
Checking with interest	(37)	(436)	(473)	145	347	492
Securities sold under repurchase agreements and other short-term borrowings	(257)	(5,365)	(5,622)	(3,213)	(127)	(3,340)
Other borrowings	(1,272)	(198)	(1,470)	(1,270)	9	(1,261)

Total interest expense	144	(16,360)	(16,216)	(691)	5,390	4,699

Increase in interest differential	$11,018	$(5,319)	$5,699	$8,662	$(4,215)	$4,447

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. After an extended period of stable interest rates and a flat or slightly inverted yield curve which lasted from the second half of 2006 through the third quarter of 2007, the Federal Reserve began to lower key short-term rates in late September 2007. The combined 5.00% reduction of short-term rates from September 2007 through December 2008 has resulted in some improvement in the yield curve, however, with interest rates at such historically low levels and the current financial crisis continuing to deepen, availability of long-term borrowings at reasonable rates has been limited. Replacing maturing long-term borrowings with lower cost short-term borrowings has had a positive impact on net interest income, particularly in the latter part of 2008. This positive impact was somewhat offset by the negative effect of the combination of the declining short-term interest rate environment and the Company’s high level of noninterest sensitive deposits. The Company expects some continued downward pressure on net interest income for the near future.

The Company has made efforts throughout this period of fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. During 2008, the Company increased the number of loans originated with interest rate floors and, as part of the continuation of a planned reduction of the Company’s investment portfolio, utilized cash flow from maturing investment securities to fund loan growth. These actions were conducted partially in reaction to severely declining interest rates. During 2007, the Company utilized cash flow from maturing investment securities, primarily mortgage backed securities, to reduce higher cost maturing short-term and other borrowed funds. This planned reduction of leverage was conducted in reaction to the inverted rate yield curve and resultant unattractive yields on acceptable-risk reinvestment opportunities in the investment portfolio which persisted throughout the year. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets. The result of these efforts, together with continued growth in the core businesses of loans and deposits has enabled the Company to grow net interest income in 2008 and 2007 and, given the difficulties being encountered in the current economic crisis, to maximize the effective repositioning of its portfolios from both asset and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, increased $5.7 million or 5.2 percent to $114.7 million in 2008, compared to $109.0 million in 2007, which increased $4.5 million or 4.3 percent from $104.5 million in 2006. The increase in 2008, compared to 2007, primarily resulted from an increase of $14.1 million or 2.0 percent in the excess of average interest earning assets over average interest bearing liabilities to $715.3 million in 2008 from $701.2 million in 2007 and an increase in the tax equivalent basis net interest margin to 5.14 percent in 2008 from 4.99 percent in 2007. The increase in 2007, compared to 2006, primarily resulted from an increase of $9.4 million or 1.4 percent in the excess of interest earning assets over interest bearing liabilities to $701.2 million in 2007 from $691.8 million in 2006. The effect of the adjustment to tax equivalent basis net interest income was $4.6 million, $4.9 million and $5.0 million for 2008, 2007 and 2006, respectively.

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume increases in loans, partially offset by volume decreases in interest earning deposits, investments and Federal funds sold and a lower average yield on interest earning assets resulted in higher interest income in 2008, compared to 2007. Volume increases in loans, Federal funds sold and interest earning deposits and a higher average yield on interest earning assets, partially offset by a volume decrease in investments resulted in higher interest income in 2007, compared to 2006. Average interest earning assets in 2008 increased $47.7 million or 2.2 percent to $2,230.1 million from $2,182.4 million in 2007, which increased $86.7 million or 4.1 percent from $2,095.7 million in 2006.

Loans are the largest component of interest earning assets. Net loans increased $388.0 million or 30.1 percent to $1,677.6 million at December 31, 2008 from $1,289.6 million at December 31, 2007, which increased $84.4 million or 7.0 percent from $1,205.2 million at December 31, 2006. Average net loans increased $249.8 million or 20.3 percent to $1,483.2 million in 2008 from $1,233.4 million in 2007, which increased $102.1 million or 9.0 percent from $1,131.3 million in 2006. The increases in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. The average yield on loans was 7.12 percent in 2008, compared to 8.51 percent in 2007 and 8.53 percent in 2006. As a result, interest income on loans increased in 2008 and 2007, compared to their respective prior year periods, due to higher volume, partially offset by lower interest rates.

Total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized losses, decreased $98.0 million or 12.3 percent to $696.8 million at December 31, 2008 from $794.8 million at December 31, 2007, which decreased $145.3 million or 15.5 percent from $940.1 million at December 31, 2006. Average total securities, including FHLB stock and excluding net unrealized losses, decreased $163.2 million or 18.5 percent to $716.7 million in 2008 from $879.9 million in 2007, which decreased $67.0 million or 7.1 percent from $946.9 million in 2006. The decrease in average total securities in 2008, compared to 2007, resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. During 2008, management utilized cash flow from maturing investments to fund loan growth. The decrease in average total securities in 2008 compared to 2007 reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations, obligations of state and political subdivisions and other securities, partially offset by a volume increase in FHLB stock. The average tax equivalent basis yield on securities was 5.32 percent for 2008 compared to 5.33 percent in 2007. As a result, tax equivalent basis interest income on securities decreased in 2008, compared to 2007, due to lower volume and lower interest rates. The decrease in average total securities in 2007, compared to 2006, resulted primarily from a planned reduction in leverage conducted by the Company as part of its ongoing asset/liability management efforts. During 2007, management utilized cash flow from maturing investments to reduce higher cost short-term and other borrowings rather than reinvest these funds at the unattractive yields available in the current interest rate environment. The decrease in average total securities in 2007 compared to 2006 reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations, obligations of state and political subdivisions, FHLB stock and other securities. The average tax equivalent basis yield on securities was 5.33 percent for 2007 compared to 5.15 percent in 2006. As a result, tax equivalent basis interest income on securities decreased in 2007, compared to 2006, due to lower volume, partially offset by higher interest rates. Increases and decreases in average FHLB stock results from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $16.2 million or 35.0 percent to $30.1 million in 2008 from $46.3 million in 2007, which increased $4.7 million or 11.3 percent from $41.6 million in 2006. Average interest bearing liabilities increased $33.6 million or 2.3 percent to $1,514.8 million in 2008 from $1,481.2 million in 2007, which increased $77.3 million or 5.5 percent from $1,403.9 million in 2006.

The increase in average interest bearing liabilities in 2008, compared to 2007, was due to volume increases in money market deposits and savings deposits, partially offset by volume decreases in checking with interest , time deposits, short-term borrowings and other borrowed funds. Overall deposits increased from new customers, existing customers and continued growth resulting from the opening of new branches, partially offset by reductions in average balances of certain customers involved in the real estate industry due to the effects of the current severe economic downturn. The average interest rate paid on interest bearing liabilities was 1.99 percent in 2008, compared to 3.13 percent in 2007. As a result of these factors, interest expense was lower in 2008, compared to 2007, due to lower interest rates, partially offset by slightly higher volume.

The increase in average interest bearing liabilities in 2007, compared to 2006, was due to increases in interest bearing demand deposits and time deposits, partially offset by decreases in securities sold under repurchase agreements, short-term borrowings and other borrowings. The increases in average interest bearing demand deposits and average time deposits in 2007, compared to 2006, resulted from growth in existing customers, new customers and continuing growth resulting from the opening of new branches. The decreases in average short-term and other borrowings in 2007, compared to 2006, resulted from management’s utilization of cash flow from maturing investment securities to reduce borrowings in a planned leverage reduction program conducted as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 3.13 percent in 2007, compared to 2.96 percent in 2006. As a result of these factors, interest expense on average interest bearing liabilities was higher in 2007, compared to their respective prior year periods due to higher volume and higher interest rates.

Average non interest bearing demand deposits increased $13.3 million or 2.2 percent to $625.6 million in 2008 from $612.3 million in 2007, which increased $10.3 million or 1.7 percent from $602.0 million in 2006. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2008 is as follows:

	2008	2007	2006

Average interest rate on:
Total average interest earning assets	6.49%	7.12%	6.97%
Total average interest bearing liabilities	1.99	3.13	2.96
Total interest rate spread	4.50	3.99	4.01

In 2007 and 2006, the interest rate spreads decreased reflecting greater increases in interest rates on interest bearing liabilities compared to interest rates on interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Provision for Loan Losses

The provision for loan losses for 2008 was $11.0 million compared to $1.5 million in 2007 and $2.1 million in 2006. The significant increase in 2008, compared to the prior year periods resulted partially from required increases in the allowance for loan losses due to loan growth. The majority of the increase, however, is directly related to negative effects on the loan portfolio of conditions resulting from the current crisis in the financial markets. As a result of the severe economic downturn, which heightened dramatically in the fourth quarter of 2008, the Company’s loan portfolio has experienced reductions in the values of loan collateral, increased charge offs and delinquency, and a general slowdown in the disposition of completed construction projects. While the overall asset quality of the Company’s loans remains satisfactory, continuation or worsening of current economic conditions could result in additional significant provisions for loan losses in the future.

Non Interest Income

Non interest income increased $3.8 million or 25.7 percent to $18.6 million in 2008 compared to $14.8 million in 2007, which increased $1.7 million or 13.0 percent compared to $13.1 million in 2006. The increases in 2008 and 2007, compared to their respective prior year periods, were primarily due to increases in investment advisory fees of A.R. Schmeidler & Co., Inc. and also reflect growth in deposit activity and other service fees, increases in scheduled fees and increases in income from bank owned life insurance partially offset by increases in net realized losses on securities available for sale and, in 2007, a slight decrease in other income.

Service charges increased $1.2 million or 25.5 percent to $5.9 million in 2008 from $4.7 million in 2007, which increased $0.2 million or 4.4 percent from $4.5 million in 2006. The increases were primarily due to growth in deposit activity and other service charges and increases in scheduled fees.

Investment advisory fees increased $2.2 million or 24.4 percent to $11.2 million in 2008 from $9.0 million in 2007, which increased $2.0 million or 28.6 percent from $7.0 million in 2006. The increases were due to increase in assets under management, resulting from net increase in assets from existing customers, addition of new customers and net increases in asset value. Investment advisory fee income is expected to decline at least in the near term, due to a net decrease in asset values resulting from the current difficulties in the global financial markets.

The Company realized a net loss on securities available for sale of $1.4 million, $0.6 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006 respectively. In 2008, net realized losses on securities available for sales included a $0.5 million pretax loss for other than temporary impairment related to the Company’s investment in a mutual fund and a $1.1 million pretax loss for other than temporary impairment related to the Company’s investment in a pooled trust preferred security. In 2007, net realized losses on securities included a $0.6 million adjustment for other than temporary impairment related to the Company’s investment in a mutual fund.

Other income increased $1.3 million or 81.3 percent to $2.9 million in 2008 from $1.6 million in 2007, which decreased $0.1 million or 5.9 percent from $1.7 million in 2006. The increase in 2008 resulted from increases in income on bank owned life insurance, miscellaneous customer fees, rental income, and debit card income. The decrease in 2007 resulted from decreases in safe deposit income and a decrease in miscellaneous service fees.

Non Interest Expense

Non interest expense increased $6.4 million or 9.0 percent to $71.1 million in 2008, from $64.7 million in 2007, which increased $6.3 million or 10.8 percent from $58.4 million in 2006. Both the 2008 and 2007 increases reflect the overall growth of the Company, including the opening of new branch facilities and the upgrading of certain internal processes. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on securities transactions) was 52.8 percent in 2008, compared to 52.0 percent in 2007 and 49.6 percent in 2006.

Salaries and employee benefits, the largest component of non interest expense, increased $4.3 million or 11.4 percent in 2008 to $41.9 million, from $37.6 million in 2007 which increased $4.8 million or 14.6 percent from

$32.8 million in 2006. These increases were due to additional staff requirements resulting from the opening of new branches and increases in personnel necessary for the Company to accommodate the growth in deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases. Increases in salaries and employee benefits in both 2008 and 2007 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as higher costs associated with related payroll taxes.

	2008	2007	2006
Employees at December 31,
Full Time Employees	478	431	395
Part Time Employees	55	40	45

	(000’s except percentages)
	2008	2007	2006

Salaries and Employee Benefits
Salaries	$29,122	$26,210	$22,956
Payroll Taxes	2,357	2,146	2,005
Medical Plans	2,356	1,771	1,734
Incentive Compensation Plans	4,839	4,320	3,725
Employee Retirement Plans	2,661	2,267	1,657
Other	522	859	714

Total	$41,857	$37,573	$32,791

Percentage of total non interest expense	58.9%	58.1%	56.1%

Occupancy expense increased $1.1 million or 17.2 percent to $7.5 million in 2008 from $6.4 million in 2007 which increased $0.6 million or 10.3 percent from $5.8 million in 2006. The increases in both 2008 and 2007 reflect increased costs related to the opening of new branch offices and also included rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services decreased $0.4 million or 8.5 percent to $4.3 million in 2008 from $4.7 million in 2007, which was a $0.2 million or 4.1 percent decrease from $4.9 million for 2006. The decrease in 2008 was due to an amendment of the director’s pension plan of $0.7 million partially offset by increased legal fees, regulatory examination costs and audits costs. The decrease in 2007 was due to expenses, recorded in the prior period, related to the acquisition NYNB which were partially offset by increase audit and legal costs.

Equipment expense increased $0.9 million or 27.3 percent to $4.2 million in 2008 from $3.3 million in 2007, which was an increase of $0.5 million or 17.9 percent from $2.8 million in 2006. The 2008 increases reflect a full year of expenses related to the implementation of a new telephone system and increased equipment maintenance costs due to higher costs and additional branch facilities. The 2007 increases includes expenses related to the implementation of a new telephone system and higher costs to maintain the Company’s equipment and additional equipment necessary to support the Company’s branches.

Business development expense decreased $0.2 million or 8.7 percent to $2.1 million in 2008 from $2.3 million in 2007, which was a $0.2 million or 9.5 percent increase from $2.1 million in 2006. The 2008 decrease was due to a decreased participation in public relations events and a reduction in annual report expenses. The 2007 increase reflected costs associated with increased general promotion of products and services, expanded business development efforts, increased participation in public relations events, expenses related to HVB’s celebration of its anniversary and promotion of new branches.

FDIC assessment was $0.9 million for 2008, $0.2 million in 2007 and $0.4 million for 2006. The 2008 increase was due to an increase in the assessment rates on deposits. The 2007 decrease was due a reduction of the assessment rate on deposits at NYNB.

Other operating expenses, as reflected in the following table increased 1.3 percent in 2008 and increased 4.3 percent in 2007.

	2008	2007	2006
	(000’s except percentages)

Other Operating Expenses
Other insurance	$163	$65	$(9)
Stationery and printing	1,619	1,446	1,338
Communications expense	890	1,411	1,220
Courier expense	941	1,050	1,003
Other loan expense	685	453	350
Outside services	3,123	2,441	2,537
Dues, meetings and seminars	463	560	482
Other	2,394	2,723	2,658

Total	$10,278	$10,149	$9,579

Percentages of total non interest expense	14.5%	15.7%	16.4%

The 2008 increases reflect higher outside service fees, higher loan expenses, higher stationary and printing costs and higher insurance costs all related to Company’s continued growth in customer and business activities, including the opening of new branch locations and the outsourcing of certain functions. The 2008 decreases reflect lower communication expenses and lower courier expenses primarily due to greater efficiencies gained due to a change in service providers and decreased participation in meetings and seminars.

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

Income Taxes

Income taxes of $15.6 million, $18.3 million and $18.0 million were recorded in 2008, 2007, and 2006, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent (7.5 percent in 2006) plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 33.6 percent in 2008, 34.6 percent in 2007 and 34.6 percent in 2006. The slight decrease in the overall effective tax rate for 2008, compared to the prior year period, resulted primarily from a decrease in the percentage of income subject to New York State income taxes.

In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for years after 2004. The Company is currently open to audit by New York State under the statute of limitations for years after 2006. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2008 and 2007

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

The securities portfolio consists of various debt and equity securities totaling $671.4 million and $780.3 million and FHLB stock totaling $20.5 million and $11.7 million at December 31, 2008 and 2007, respectively.

In accordance with SFAS No. 115, the Company’s investment policies include a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held-to-maturity and carried at amortized cost. Securities held for indefinite periods of time and not intended to be held-to-maturity include the securities management intends to use as part of its asset/ liability strategy and liquidity management and the securities that may be sold in response to changes in interest rates, resultant prepayment risks, liquidity demands and other factors. Such securities are classified as available for sale and are carried at fair value. The held to maturity portfolio totaled $29.0 million and $33.8 million at December 31, 2008 and 2007, respectively.

Average aggregate securities and FHLB stock represented 32.1 percent and 40.3 percent of average interest earning assets in 2008 and 2007, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company’s ability to take advantage of leveraging opportunities.

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

2008 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$45,206	$288	$79	$45,415
Mortgage-backed securities	371,963	3,487	1,313	374,137
Obligations of states and political subdivisions	200,858	2,341	1,710	201,489
Other debt securities	20,082	228	8,665	11,644

Total debt securities	638,109	6,344	11,767	632,685
Mutual funds and other equity securities	9,170	613	105	9,678

Total	$647,279	$6,957	$11,872	$642,363

Classified as Held to Maturity

Mortgage-backed securities	$23,859	$525	$78	$24,306
Obligations of states and political subdivisions	5,133	108	1	5,240

Total	$28,992	$633	$79	$29,546

2007 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$107,083	$90	$384	$106,789
Mortgage-backed securities	384,711	628	6,464	378,875
Obligations of states and political subdivisions	204,184	3,555	191	207,548
Other debt securities	22,231	39	791	21,479

Total debt securities	718,209	4,312	7,830	714,691
Mutual funds and other equity securities	31,145	682	25	31,802

Total	$749,354	$4,994	$7,855	$746,493

Classified as Held to Maturity

Mortgage-backed securities	$28,626	$41	$178	$28,489
Obligations of states and political subdivisions	5,132	148	—	5,280

Total	$33,758	$189	$178	$33,769

The following table presents the amortized cost of securities at December 31, 2008, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year		After 1 Year but Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasuries and government agencies	$40,338	2.69%	$4,868	4.80%	—	—	—	—	$45,206	2.91%
Mortgage-backed securities	274,635	4.72%	101,142	4.61%	$18,040	4.87%	$2,005	4.83%	395,822	4.70%
Obligations of states and political subdivisions	71,085	6.65%	84,645	6.44%	50,105	6.01%	157	6.97%	205,991	6.41%
Other debt securities	18,819	3.54%	428	4.66%	835	6.43%	—	—	20,082	3.69%

Total	$404,877	4.81%	$191,083	5.44%	$68,980	5.71%	$2,162	4.99%	$667,101	5.08%

Estimated fair value	$399,190		$191,921		$68,945		$2,176		$662,231

Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, Fannie Mae, and Freddie Mac. The total balances held of such securities classified as available for sale decreased $61.4 million to $45.4 million as of December 31, 2008, from $106.8 million as of December 31, 2007, which decreased $27.7 million from $134.5 million at December 31, 2006. The 2008 decrease resulted from maturities and calls of $136.6 million and sales of $42.1 million partially offset by purchases of $116.7 million and other increases of $0.6 million. The 2007 decrease resulted from maturities and calls of $44.6 million partially and sales of $3.0 million, offset by purchases of $17.6 million and other increases of $2.3 million.

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

Mortgage-backed securities, including CMO’s, classified as available for sale decreased $4.8 million to $374.1 million as of December 31, 2008 from $378.9 million as of December 31, 2007 which decreased $93.1 million from $472.0 million at December 31, 2006. The 2008 decrease was due to principal paydowns of $85.0 million and sales of $1.6 million which were partially offset by purchases of $74.0 million and other increases $7.8 million. The 2007 decrease was due to principal paydowns of $107.1 million, partially offset by purchases of $11.1 million and other increases of $2.9 million. The sales were conducted as a result of management’s efforts to reposition the portfolio during the periods of changing economic conditions and interest rates.

Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $23.9 million at December 31, 2008 which was a decrease of $4.7 million from $28.6 million as of December 31, 2007, which was a decrease of $6.2 million from $34.8 million as of December 31, 2006. The decrease in 2008 was due to principal paydowns of $4.8 million partially offset by other changes of $0.1 million. The decrease in 2007 was due to principal paydowns of $6.2 million. There were no adjustable rate mortgage-backed securities classified as held to maturity at December 31, 2008 and 2007.

At December 31, 2008 and 2007, fixed rated mortgage-backed securities, including CMO’s, classified as available for sale totaled $ $359.8 million and $355.3 million, respectively. During 2008, purchases of $74.0 million and other increases of $7.6 million were partially offset by principal paydowns of $76.1 and sales of $1.6 million. During 2007, principal paydowns of $96.9 million were partially offset by purchases of $11.1 million and other increases of $2.9 million At December 31. 2008 and 2007, variable rate mortgaged backed securities classified as available for sale totaled $14.3 million and $23.5 million, respectively. Principal paydowns of adjustable rate mortgage-backed securities were $9.0 million in 2008 and $10.2 million in 2007. There were no purchases of adjustable rate mortgage-backed securities classified as available for sale during 2008 or 2007.

Obligations of states and political subdivisions classified as available for sale decreased $6.0 million to $201.5 million at December 31, 2008, from $207.5 million at December 31, 2007, which decreased $4.8 million from $212.3 million at December 31, 2006. The 2008 decrease resulted from maturities and calls of $51.3 million and other changes of $2.8 million partially offset by purchases of $48.1 million. The 2007 decrease resulted from maturities and calls of $21.3 million partially offset by purchases of $16.1 million and other increases of $0.4 million. Obligations of states and political subdivisions classified as held to maturity totaled $5.1 million at both December 31, 2008 and December 31, 2007. The obligations at year end 2008 were comprised of approximately 71 percent for New York State political subdivisions and 29 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

Other debt securities classified as available for sale decreased $9.9 million to $11.6 million at December 31, 2008 from $21.5 million at December 31, 2007, which decreased $6.7 million from $28.2 million at December 31, 2006. The 2008 decrease was due to other changes of $8.8 million and calls and maturities of $1.1 million. Included in other changes was a $1.1 million pretax loss for other than temporary impairment related to the Company’s investment in a pooled trust preferred security, $8.4 million of unrealized losses on the remainder of the pooled trust preferred securities and $0.4 million of unrealized losses on other debt securities. These pooled trust preferred securities had a cost basis of $19.1 million as of December 31, 2008 and, while continuing to perform in a satisfactory manner, have suffered severe declines in estimated fair value primarily as a result of illiquidity in the marketplace for these and other financial services industry instruments triggered by the current financial crisis. Management cannot predict what effect that continuation of such conditions could have on potential future value of impairment of these securities. The 2007 decrease was due to maturities and calls of $5.6 million and other decreases of $1.1 million. There were no other debt securities classified as held to maturity during 2008, 2007 or 2006.

Mutual funds and other equities classified as available for sale totaled $9.7 million at December 31, 2008, which decreased $22.1 million from $31.8 million at December 31, 2007, which was an increase of $1.0 million from $30.8 million at December 31, 2006. The 2008 decrease was due to sales of $21.8 million and other decreases of $0.6 million partially offset by purchases of $0.3 million. Other decreases include a $0.5 million pretax loss for other than temporary impairment related to the Company’s investment in a mutual fund. The investment was sold in April 2008 due to its inability to meet the Company’s performance expectations. The 2007 increase was due to purchases of $1.1 million which was partially offset by other decreases of $0.1 million. Included in other changes for 2007 was an adjustment of $0.6 million for other than temporary impairment related to the Company’s investment in a mutual fund. There were no mutual funds or other equities classified as held to maturity during 2008, 2007 or 2006.

The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the underlying credit. These non-rated securities outstanding at December 31, 2008 totaled approximately $27.5 million comprised primarily of obligations of municipalities located within the Company’s market area. The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings.

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

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2008.

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

Residential real estate loans are offered by the Company with terms of up to 30 years and loan to value ratios of up to 80%. The Company offers adjustable rate loans. Adjustable rate loans generally have a fixed rate for the first 3, 5 or 7 years and then convert to an annual adjustable rate, generally based upon the applicable constant maturity U.S. Treasury securities index plus 2.5% to 3.0%. These adjustable rate loans generally provide for a maximum annual change in the rate of 2% with an interest rate ceiling over the life of the loan. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

The Company offers a variety of home equity line of credit products. These products include credit lines on primary residences, vacation homes and 1-4 unit residential investment properties. A low cost option is available to qualified borrowers who intend to actively utilize the lines. Depending on the product, loan amounts of $50,000 to $2,000,000 are available for terms ranging from 5 years to 30 years with various repayment terms. Required combined maximum loan to value ratios range from 65% to 80%, and the lines generally have interest rates ranging from the prime rate minus 1% (prime rate as published in the Wall Street Journal) to prime plus 1%, subject to certain interest rate floors.

The Company does not originate loans similar to payment option loans or loans that allow for negative interest amortization. The Company does not engage in sub-prime lending nor does it offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers.

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

Average net loans increased $249.8 million or 20.3 percent to $1,483.2 million in 2008 from $1,233.4 million in 2007, which increased $102.1 million or 9.0 percent from $1,131.3 million in 2007. Gross loans increased $394.7 million or 30.1 percent to $1,705.3 million at December 31, 2008 from $1,310.6 million at December 31, 2007, which increased $85.2 million or 6.9 percent from $1,225.4 million at December 31, 2006. The changes in gross loans resulted primarily from:

•	Increases of $287.9 million and $64.9 million in 2008 and 2007, respectively, in commercial real estate mortgages. The increases were due to increased activity in commercial mortgages,

•	Increase of $43.0 million in 2008 and decrease of $41.1 million in 2007, respectively, in construction loans. The increase in 2008 resulted from a higher volume of originations. The decrease in 2007 was due to paydowns and a general slowdown in construction projects.

•	Increases in residential real estate mortgages of $84.9 million and $34.9 million in 2008 and 2007, respectively, primarily as a result of increased activity principally in multi-family loans,

•	Decrease of $18.9 million in 2008 and increase of $21.8 million in 2007, respectively, in commercial and industrial loans. The decrease in 2008 was primarily the result of the Company’s greater emphasis on the origination of real estate secured loans, together with an increase in charge-offs. The increase in 2007 was primarily due to increased activity and a greater emphasis on this product with resulting increased market penetration,

•	Decrease of $8.2 million in 2008 and increase of $0.9 million in 2007 in loans to individuals, and

•	Increases of $6.0 million and $3.7 million in 2008 and 2007, respectively, in lease financings.

Major classifications of loans, including loans held for sale, at December 31 are as follows:

	(000’s)
	2008	2007	2006	2005	2004

Real Estate:
Commercial	$642,923	$355,044	$290,185	$220,384	$233,452
Construction	254,837	211,837	252,941	178,731	116,064
Residential	409,431	324,488	289,553	276,384	222,392
Commercial and industrial	358,076	377,042	355,214	316,907	277,013
Individuals	21,536	29,686	28,777	25,632	21,787
Lease financing	18,461	12,463	8,766	8,348	6,276

Total	1,705,264	1,310,560	1,225,436	1,026,386	876,984
Deferred loan fees	(5,116)	(3,552)	(3,409)	(3,042)	(2,687)
Allowance for loan losses	(22,537)	(17,367)	(16,784)	(13,525)	(11,801)

Loans, net	$1,677,611	$1,289,641	$1,205,243	$1,009,819	$862,496

The Company’s primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial and multi-family residential real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which will enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the prime rate as published in the Wall Street Journal. At December 31, 2007, the Company had total gross loans with fixed rates of interest of $907.8 million, or 53.2 percent of total loans, and total gross loans with variable or floating rates of interest of $797.4 million, or 46.8 percent of total loans, as compared to $720.4 million or 55.0 percent of total loans in fixed rate loans and $590.2 million or 45.0 percent of total loans in variable or floating rate loans at December 31, 2007.

At December 31, 2008 and 2007, the Company had approximately $361.3 million and $378.8 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

The following table presents the maturities of loans outstanding at December 31, 2008 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

	(000’s except percentages)
		After 1
	Within	Year but	After
	1	Within	5
	Year	5 Years	Years	Total	Percent

Loans:
Real Estate — commercial	$128,290	$275,941	$238,692	$642,923	51.2%
Real Estate — construction	213,157	36,407	5,273	254,837	20.3%
Commercial & industrial	130,335	123,516	104,226	358,077	28.5%

Total	$471,782	$435,864	$348,191	$1,255,837	100.0%

Rate sensitivity:
Fixed or predetermined interest rates	$134,002	$378,235	$316,110	$828,347	66.0%
Floating or adjustable interest rates	331,493	60,127	35,870	427,490	34.0%

Total	$465,495	$438,362	$351,980	$1,255,837	100.0%

Percent	37.1%	34.9%	28.0%	100.0%

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

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, restructured loans, Other Real Estate Owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

	(000’s except percentages)
	December 31,
	2008	2007	2006	2005	2004

Non-Accrual loans at period end	$11,284	$10,719	$5,572	$3,837	$2,301
Loans past due 90 days or more and still accruing	7,019	3,953	3,879	3,522	3,227
Other Real Estate Owned	5,467	—	—	—	—
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	875	933	474	283	243

There was no interest income on non-accrual loans included in net income for the years ended December 31, 2008, 2007 and 2006, respectively. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.9 million, $0.9 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table is a summary of nonperforming assets and as of December 31:

	(000’s except percentages)
	December 31,
	2008	2007	2006	2005	2004

Non-Accrual Loans
Real Estate:
Commercial	$2,241	$143	$658	$496	$590
Construction	2,824	4,646	1,799	1,599	426
Residential	4,618	340	761	845	469

Total Real Estate	9,683	5,129	3,218	2,940	1,485

Commercial and Industrial	1,601	5,590	2,346	897	719
Lease Financing and individuals	—	—	8	—	97

Total Non-Accrual Loans	11,284	10,719	5,572	3,837	2,301

Other Real Estate Owned	5,467	—	—	—	—

Total Nonperforming assets	$16,751	$10,719	$5,572	$3,837	$2,301

Nonperforming assets to total assets at year end	0.66%	0.46%	0.24%	0.19%	0.13%

•	Nonperforming commercial real estate loans increased $2.1 million to $2.2 million at December 31, 2008 from $0.1 million at December 31, 2007 which was a decrease of $0.6 million from $0.7 million at December 31, 2006. The 2008 increase resulted from the addition of four loans totaling $2.2 million which was partially offset by charge-offs and principal payments of $0.1 million. The 2007 decrease resulted from principal payments of $0.6 million.

•	Nonperforming construction loans decreased $1.8 million to $2.8 million at December 31, 2008 from $4.6 million at December 31, 2007, which was an increase of $2.8 million from $1.8 million at December 1, 2006. The 2008 decrease resulted from a $1.9 million transfer of a loan to other real estate owned, a $1.2 million loan which returned to accrual status, charge-offs of $0.8 million and principal payments of $0.1 million partially offset by the addition of two loans totaling $2.1 million. The 2007 increase resulted from the addition of four loans totaling $6.1 million which was partially offset by payments of $3.0 million and charge-offs of $0.3 million.

•	Nonperforming residential real estate loans increased $4.3 million to $4.6 million at December 31, 2008 from $0.3 million at December 31, 2007 which was a decrease of $0.5 million from $0.8 million at December 31, 2006. The 2008 increase resulted from the addition of ten loans totaling $6.9 million which were partially offset by principal payments of $2.3 million and charge-offs of $0.3 million. The 2007 decrease resulted from principal payments of $1.2 million partially offset by the addition of two loans totaling $0.7 million.

•	Nonperforming commercial and industrial loans decreased $4.0 million to $1.6 million at December 31, 2008 from $5.6 million at December 31, 2007 which was an increase of $3.2 million from $2.3 million at December 31, 2006. The 2008 decrease resulted from charge-offs of $4.9 million, the transfer of two loans totaling $3.6 million to other real estate owned, and payments of $1.5 million which were partially offset by the addition of thirty one loans totaling $6.0 million.

•	In 2008, $0.1 million of nonperforming loans and overdrafts to individuals were charged-off. In 2007, additions of $0.1 million of nonperforming loans and overdrafts to individuals were offset by $0.1 million of charge-offs.

•	In 2008, other real estate owned increased $5.5 million. The increase resulted from foreclosure proceedings on one property related to a nonperforming construction loan and two properties related to nonperforming commercial and industrial loans.

The overall increases in nonperforming assets for both 2008 and 2007, as compared to prior year periods, has partially resulted from the current severe economic slowdown, particularly during the fourth quarter of 2008, which has had negative effects on home sales and available financing, particularly in the residential real estate sector. Continuation of this condition could result in additional increases in nonperforming assets and charge-offs in the future.

At December 31, 2008, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $0.6 million to $11.3 million at December 31, 2008 from $10.7 million at December 31, 2007, which increased $5.1 million from $5.6 million at December 31, 2006. Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

At December 31, 2008, loans that aggregated approximately $18.6 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future. There were no restructured loans considered to be impaired at December 31, 2008, 2007 and 2006.

In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $11.3 million, $11.7 million and $5.6 million at December 31, 2008, 2007 and 2006, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At December 31, 2008 there was no allowance for loan losses specifically allocated to impaired and other identified problem loans. The total allowance for loans loss specifically allocated to impaired and other identified problems loans was $1.8 million for both December 31, 2007 and 2006. The average recorded investment in impaired loans for the years ended December 31, 2008, 2007 and 2006 was approximately $12.3 million, $9.1 million and $5.3 million, respectively.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans and a formula component to consider historical loan loss experience and additional risk factors affecting the portfolio.

The specific component incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The formula component is calculated by first applying historical loss experience factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to these conditions is quantified by loan type and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

Prior to 2008, the formula component was presented as two separate components. The “formula” component, which included only amounts attributed to historical loss experience factors and an “unallocated” component which included amounts attributable to other risk factors not addressed by historical loss experience. The unallocated component was not distributed among the various loan categories presented. In 2008, the presentation of the allowance was changed by combining the formula and unallocated components into a single component which included allocation of the entire component to the various loan categories presented. Amounts for 2007 and 2006 have been reclassified to conform to the 2008 presentation. Management believes that the current presentation affords a more complete understanding of activity within the allowance.

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change		Change
	December 31,	During	December 31,	During	December 31,
	2008	2008	2007	2007	2006
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—
Construction	—	$(500)	$500	$500	—
Residential	—	(950)	950	150	$800
Commercial and Industrial	—	(207)	207	(471)	678
Lease Financing and individuals	—	(120)	120	(197)	317

Total Specific component	—	$(1,777)	$1,777	$(18)	$1,795

Formula:
Real Estate:
Commercial	$8,220	$3,993	$4,227	$550	$3,677
Construction	3,670	509	3,161	(811)	3,972
Residential	4,194	1,226	2,968	316	2,652
Commercial and Industrial	6,272	1,227	5,045	394	4,651
Lease Financing and individuals	181	(8)	189	152	37

Total Formula component	$22,537	$6,947	$15,590	$601	$14,989

Total Allowance	$22,537		$17,367		$16,784

Net Change		5,170		583
Net Charge-offs		5,855		887

Provision for loan losses		$11,025		$1,470

	Change		Change
	During	December 31,	During	December 31,
	2006	2005	2005	2004
Components
Specific:
Real Estate:
Commercial	—	—	$(590)	$590
Construction	—	—	—	—
Residential	—	$800	800	—
Commercial and Industrial	$525	153	153	—
Lease Financing and individuals	(30)	347	(678)	1,025

Total Specific component	$495	$1,300	$(315)	$1,615

Formula:
Real Estate:
Commercial	$678	$2,999	$500	$2,499
Construction	732	3,240	540	2,699
Residential	489	2,163	361	1,802
Commercial and Industrial	858	3,793	633	3,161
Lease Financing and individuals	7	30	5	25

Total Formula component	$2,764	$12,225	$2,039	$10,186

Total Allowance		$13,525		$11,801

Net Change	3,259		1,724
Amount Acquired	1,529		—
Net Charge-offs	400		335

Provision for loan losses	$2,130		$2,059

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value, as provided in SFAS No. 114 and SFAS No. 118. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. There were no specific reserves assigned to impaired loans as of December 31, 2008. The Company’s analysis indicated that these loans were principally real estate collateral dependent or guaranteed under U.S. government programs and that there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans. We generally record partial charge-offs for impaired loans where the fair value is less than the carrying amount, that are real estate collateral dependent and for which we utilize independent appraisals in determining the fair value of the collateral. At December 31, 2007, specific reserves were assigned to impaired loans whose fair value was less than the carrying amount and where such loans were generally not real estate collateral dependent and less secured.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the formula component of the allowance for loan losses each year:

2008

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. During the year ended December 31, 2008, these factors have generally worsened. Further deterioration in the economy in general and business conditions in the Company’s primary market area continue. During the fourth quarter, housing prices have significantly declined and the availability of mortgage financing is limited. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are considered in the determination of the formula component of the allowance. During the year ended December 31, 2008, the market for new construction has slowed significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the year ended December 31, 2008, nonperforming assets have increased. We believe this increase is due to current trends within the economy and our local market area.

•	Loan Participations — We will purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships is considered in the determination of the formula component of the allowance for loan losses.

2007

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction and significant increases in real estate taxes within the Company’s market area, together with the general slowdown in real estate activity and the recent crisis in the sub-prime mortgage market have had negative effects on the demand for and value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty or possible slowing economic conditions are part of the determination of the formula component of the allowance.

•	Concentration — Construction loans totaled $211.8 million or 16.4 percent of net loans at December 31, 2007. These loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. During the year ended December 31, 2007, the number of completed properties and their time on the market has increased and there has been further downward pressure on prices. Further exacerbating the ability to sell newly constructed homes and condominiums is the tightening of credit in the secondary markets for residential borrowers, particularly sub-prime borrowers and, recently, jumbo loan borrowers. Therefore, the borrowers’ ability to pay and collateral values may be negatively impacted. Such concentration and the associated increase in various risk factors is reflected in the formula component of the allowance. Therefore, consideration of concentrations is a part of the determination of the formula component of the allowance.

•	Credit quality — The dollar amount of nonperforming loans increased to $10.7 million or 0.82 percent of total loans at December 31, 2007, compared to $5.6 million or 0.45 percent of total loans at December 31, 2006. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, an increase in the inventory of new residential construction and its time on the market and recent indications of a decline in real estate values in the Company’s primary market area may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impacted the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance.

However, due to the uncertainty of that determination, such loans are also considered in the process of determining the formula component of the allowance.

•	Loan Participations — The Company expanded the number of banks from which we will purchase loan participations, particularly outside our primary market area. While we review each loan, we greatly rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component of the allowance for loan losses.

2006

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction, significant increases in real estate taxes within the Company’s market area and the steady rise in short-term interest rates which began in the third quarter of 2004, continued throughout 2005 and the first half of 2006. Such conditions have had negative effects on the demand for and value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty or possible slowing economic conditions are part of the determination of the formula component of the allowance.

•	Concentration — Construction loans increased to $252.9 million or 20.6 percent of total loans at December 31, 2006 from $178.7 million or 17.4 percent of total loans at December 31, 2005. These loans generally have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Increases in such concentrations, and the associated increase in risk, is considered in the formula component of the allowance. Therefore, consideration of changes in concentrations is a part of the determination of the formula component of the allowance.

•	Credit quality — Delinquencies increased within HVB and NYNB’s portfolios during the year ended December 31, 2006. In addition, the dollar amount of nonperforming loans increased, partially due to the addition of $1.0 million of nonperforming loans acquired with NYNB. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, an increase in the inventory of new residential construction and its time on the market and recent indications of a decline in real estate values in the Company’s primary market area may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impacted the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance.

•	Loan Participations — We expanded the number of banks from which we will purchase loan participations, particularly outside our primary market area. While we review each loan, we greatly rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships is considered in the formula component of the allowance for loan losses.

A summary of the allowance for loan losses for each of the prior five years ended December 31, is as follows:

	(000’s except percentages)
	2008	2007	2006	2005	2004

Net loans outstanding at end of year	$1,677,611	$1,289,641	$1,205,243	$1,009,819	$862,496

Average net loans outstanding during the year	1,483,196	1,233,360	1,131,300	928,866	780,331

Allowance for loan losses:
Balance, beginning of year	$17,367	$16,784	$13,525	$11,801	$11,441
Amount acquired	—	—	1,529	—	—
Provision charged to expense	11,025	1,470	2,130	2,059	473

	28,392	18,254	17,184	13,860	11,914
Charge-offs and recoveries during the year:
Charge offs:
Real estate:
Commercial	(78)	—	—	—	(62)
Construction	(775)	(237)	—	—	—
Residential	(1,270)	(16)	(153)	—	—
Commercial and industrial	(3,422)	(649)	(216)	(318)	(102)
Lease financing and individuals	(632)	(139)	(76)	(53)	(30)
Recoveries:
Real estate:
Commercial	—	—	—	4	—
Construction	—	—	—	—	—
Residential	180	20	—	—	—
Commercial and industrial	65	97	22	26	72
Lease financing and individuals	77	37	23	6	9

Net charge-offs during the year	(5,855)	(887)	(400)	(335)	(113)

Balance, end of year	$22,537	$17,367	$16,784	$13,525	$11,801

Ratio of net charge-offs to average net loans outstanding during the year	0.39%	0.07%	0.04%	0.04%	0.01%
Ratio of allowance for loan losses to gross loans outstanding at end of the year	1.33%	1.33%	1.39%	1.32%	1.35%

In determining the allowance for loan losses at December 31, 2008, in addition to historical loss experience and the other relevant factors disclosed above, management considered the increase in net charge-offs during the year ended December 31, 2008. Net charge-offs for the period totaled $5.9 million. Included in the $5.9 million was a loss of $950,000 due to operational errors not related to the performance of the borrower or any reduction in collateral value (and had a $950,000 specific reserve allocation within the allowance for loan losses at December 31, 2007) and a loss of approximately $600,000 resulting from loans acquired with the Company’s acquisition of NYNB which were not originated under the same underwriting standards as generally required by the Company. We believe that there are no remaining loans from the acquisition of NYNB with significant underwriting deficiencies.

The Company considered these charge-offs as occurrences not representative of asset quality trends within the loan portfolio. Excluding these charge-offs, the provision for loan losses for the year ended December 31, 2008 was approximately 256 percent of net charge-offs. Management believes this increase is reflective of the change in nonperforming assets, net charge-offs and the factors and trends discussed above in determining the formula component.

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2008			2007
			Percentage			Percentage
			of Loans			of Loans
	Amount		in each	Amount		in each
	of Loan	Loan	Category	of Loan	Loan	Category
	Loss	Amounts	by Total	Loss	Amounts	by Total
	Allowance	by Category	Loans	Allowance	by Category	Loans

Real Estate:
Commercial	$8,220	$642,923	37.70%	$4,227	$355,044	27.09%
Construction	3,670	254,837	14.94%	3,661	211,837	16.16%
Residential	4,194	409,431	24.01%	3,918	324,488	24.76%
Commercial and Industrial	6,272	358,076	21.00%	5,252	377,042	28.77%
Lease Financing and individuals	181	39,997	2.35%	309	42,149	3.22%

Total	$22,537	$1,705,264	100.00%	$17,367	$1,310,560	100.00%

	2006			2005
			Percentage			Percentage
			of Loans			of Loans
	Amount		in each	Amount		in each
	of Loan	Loan	Category	of Loan	Loan	Category
	Loss	Amounts	by Total	Loss	Amounts	by Total
	Allowance	by Category	Loans	Allowance	by Category	Loans

Real Estate:
Commercial	$3,677	$290,185	23.68%	$2,999	$220,384	21.47%
Construction	3,972	252,941	20.64%	3,240	178,731	17.41%
Residential	3,452	289,553	23.63%	2,963	276,384	26.93%
Commercial and Industrial	5,329	355,214	28.99%	3,946	316,907	30.88%
Lease Financing and individuals	354	37,543	3.06%	377	33,980	3.31%

Total	$16,784	$1,225,436	100.00%	$13,525	$1,026,386	100.00%

	2004
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amounts	by Total
	Allowance	by Category	Loans

Real Estate:
Commercial	$3,089	$233,452	26.62%
Construction	2,699	116,064	13.23%
Residential	1,802	222,392	25.36%
Commercial and Industrial	3,161	277,013	31.59%
Lease Financing and individuals	1,055	28,063	3.20%

Total	$11,806	$876,984	100.00%

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2008. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

  Provision for Loan Losses

The Company recorded a provision for loan losses of $11.0 million during 2008, $1.5 million for 2007 and $2.1 million in 2006. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

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

Total deposits at December 31, 2008 increased $26.8 million or 1.5 percent to $1,839.3 million, from $1,812.5 million at December 31, 2007, which increased $186.1 million or 11.4 percent from $1,626.4 million at December 31, 2006. The balance at December 31, 2008 included $75.0 million of brokered certificates of deposits. The balance at December 31, 2007 included approximately $97.0 million in a money market account that the Bank considered to be a temporary deposit. These funds were withdrawn in February 2008.

The following table presents a summary of deposits at December 31:

	(000’s)
	2008	2007

Demand deposits	$647,828	$568,418
Money market accounts	631,948	730,429
Savings accounts	99,022	93,331
Time deposits of $100,000 or more	156,481	202,151
Time deposits of less than $100,000	138,504	60,493
Checking with interest	165,543	157,720

Total	$1,839,326	$1,812,542

At December 31, 2008 and 2007, certificates of deposit including other time deposits of $100,000 or more totaled $295.0 million and $262.6 million, respectively. At December 31, 2008 and 2007 such deposits classified by time remaining to maturity were as follows:

	December 31,
	2008			2007
	Time	Time		Time	Time
	Deposits	Deposits	Total	Deposits	Deposits	Total
	of $100,000	of $100,000	Time	of $100,000	of $100,000	Time
	or More	or Less	Deposits	or More	or Less	Deposits
	(000’s)

3 months of less	$92,298	$104,103	$196,401	$141,688	$20,930	$162,618
Over three months through 6 months	22,775	11,902	34,677	25,329	12,023	37,352
Over 6 months through 12 months	37,849	7,457	45,306	34,702	10,477	45,179
Over 12 months	3,559	15,042	18,601	432	17,063	17,495

Total	$156,481	$138,504	$294,985	$202,151	$60,493	$262,644

Time deposits of over $100,000, including municipal CD’s, decreased $45.7 million at December 31, 2008 and increased $4.4 million at December 31, 2007, respectively, compared to the prior year end balances. Municipal CD’s are used to expand or maintain lower cost municipal deposits, fund securities purchases and for capital leveraging. These CD’s are primarily short term and are acquired on a bid basis. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

The Company also utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these funding sources, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. At December 31, 2008, the Company had $75.0 million in brokered deposits. At December 31, 2007, the Company had no brokered deposits.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)
	Year ended December 31,
	2008		2007		2006
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits — Non interest bearing	$625,630	—	$612,346	—	$601,983	—
Money market accounts	642,784	1.63%	560,325	2.69%	431,628	2.07%
Savings accounts	95,296	0.74%	93,223	0.83%	97,567	0.69%
Time deposits	263,506	2.56%	276,908	3.90%	246,538	3.32%
Checking with interest	149,793	0.72%	153,446	1.01%	134,874	0.78%

Total	$1,777,009	1.07%	$1,696,248	1.66%	$1,512,590	1.25%

Average deposits outstanding increased $80.8 million or 4.8 percent to $1,777.0 million in 2008 from $1,696.2 million in 2007, which increased $183.6 million or 12.1 percent from $1,512.6 million in 2006.

Average non interest bearing deposits increased $13.3 million or 2.2 percent to $625.6 million in 2008 from $612.3 in 2007 which increased $10.3 million or 1.7 percent from $602.0 million in 2006. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2008 increased $67.5 million or 6.2 percent reflecting increases in money market accounts and savings accounts partially offset by decreases in time deposits and checking with interest accounts. Average interest bearing deposits in 2007 increased $173.3 million or 19.0 percent reflecting increases in checking with interest accounts, money market accounts, and time deposits partially offset by decreases in savings accounts.

Average money market deposits increased $82.5 million or 14.7 percent in 2008 and $128.7 million or 29.8 percent in 2007, due in part to new customer accounts, increased activity in existing accounts, and the addition of new branches.

Average checking with interest deposits decreased $3.6 million or 2.3 percent in 2008 and $18.5 million or 13.7 percent in 2007. The decrease in 2008 was due to a shifting of accounts to money market accounts. And the increase in 2007 primarily as a result of new customer accounts, and increased activity in existing accounts.

Average time deposits decreased $13.4 million or 4.8 percent in 2008 and $30.4 million or 12.3 percent in 2007. The 2008 decreases were due to decreases activity in existing accounts due to the current interest rate environment which was partially offset by increased activity in brokered CD’s. The 2007 increases were a result of new customer accounts, increased activity in existing accounts, and the addition of new branches partially offset by decreased activity in brokered CD’s.

Average savings deposit balances increased $2.1 million or 2.3 percent in 2008 and decreased $4.4 million or 3.3 percent in 2007. The 2008 increases were a result of new customer accounts, increased activity in existing accounts and the addition of new branches. The 2007 decreases were the result of decreased activity in existing accounts.

Borrowings

Borrowings with original maturities of one year or less totaled $269.6 million and $76.1 million at December 31, 2008 and 2007, respectively. Such short-term borrowings consisted of $210.0 million of overnight borrowings, $59.2 million of customer repurchase agreements, and note options on Treasury, tax and loan of $0.4 million at December 31, 2008 and $75.3 million of customer repurchase agreements and note options on Treasury, tax and loan of $0.8 million at December 31, 2007. The increase was due to a combination of the Banks replacing long-term borrowings with lower cost short-term borrowings and funding loan growth in excess of deposit growth. Historically low levels of interest rates, which have resulted from the current economic crisis, have limited the availability of long-term financing at reasonable rates. Other borrowings totaled $196.8 million and $210.8 million at December 31, 2008 and 2007, respectively, which consisted of fixed rate borrowings of $175.3 million and $189.2 million from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21.3 million and $21.6 million at December 31, 2008 and 2007, respectively. The callable borrowings from FHLB mature beginning in 2009 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2009 and quarterly thereafter. A non callable borrowing of $1.3 million matures in 2027 and a non callable borrowing of $20.0 million matures in 2011.

Interest expense on all borrowings totaled $11.0 million, $18.1 million and $22.7 million in 2008, 2007 and 2006, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years:

		(000’s except percentages)
		2008	2007	2006

Average balance:	Short-term	$161,749	$167,255	$234,959
	Other borrowings	201,687	230,014	258,308
Weighted average interest rate (for the year):	Short-term	1.4%	4.7%	4.8%
	Other borrowings	4.4	4.5	4.5
Weighted average interest rate (at year end):	Short-term	1.0%	2.6%	2.0%
	Other borrowings	4.3	4.4	4.8
Maximum month-end outstanding amount:	Short-term	$269,585	$254,581	$289,575
	Other borrowings	210,844	249,369	264,395

As of December 31, 2008 and 2007, these borrowings were collateralized by loans and securities with an estimated fair value of $549.7 million and $321.5 million, respectively.

At December 31, 2008 the Company had available unused short-term lines of credit of $82 million from the FHLB and $80 million from correspondent banks. The FHLB lines require availability of qualifying loan and/or investment securities collateral. The correspondent bank lines are unsecured. The Company also has a total of $650 million in remaining available lines under Retail Certificate of Deposit Agreements with three large financial institutions. Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. Both HVB and NYNB have been approved to participate in the BIC program. The Company is also eligible to participate in other FHLB borrowing programs subject to availability of qualifying collateral and certain other terms and conditions.

Capital Resources

Stockholders’ equity increased $3.8 million or 1.9 percent to $207.5 million at December 31, 2008 from $203.7 million at December 31, 2007, which increased $18.1 million or 9.8 percent from $185.6 million at December 31, 2006. The 2008 increase resulted from net income of $30.9, net proceeds from stock options exercised of $12.1 million and proceeds from the sale of treasury stock of $0.7 million partially offset by cash dividends of $20.2 million, purchases of treasury stock of $18.9 million an a reduction of accumulated other comprehensive income of $0.8 million. The 2007 increase resulted from net income of $34.5 million, net proceeds from stock options exercised of $7.1 million; proceeds from sales of treasury stock of $1.9 million and an increase of accumulated other comprehensive income of $2.5 million partially offset by cash dividends paid of $17.8 million and purchases of treasury stock of $10.1 million

The Company paid its first cash dividend in 1996, and the Board of Directors authorized a quarterly cash dividend policy in the first quarter of 1998. HVB’s payment of dividends to the Company, the Company’s primary source of funds, is subject to limitation by federal and state regulators based on such factors as the maintenance of adequate capital, which could reduce the amount of dividends otherwise payable. See “Business — Supervision and Regulation.”

The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006 included elsewhere herein.

Management believes that future retained earnings will provide the necessary capital for current operations and the planned growth in total assets.

The Board of Governors of the Federal Reserve System issued a supervisory letter dated February 24, 2009 to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate, defer or severely limit dividends including, for example, when net income available for shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital during the quarter.

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

The risk-based capital ratios at December 31, follow:

	2008	2007	2006

Tier 1 capital:
Company	10.1%	12.5%	12.3%
HVB	9.9	12.3	12.3
NYNB	10.1	11.3	12.5
Total capital:
Company	11.3%	13.7%	13.5%
HVB	11.1	13.4	13.5
NYNB	11.4	12.6	13.7

Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

The leverage ratios were as follows at December 31:

	2008	2007	2006

Company	7.5%	8.3%	7.8%
HVB	7.4	8.1	7.8
NYNB	6.7	7.1	7.0

To be considered “well-capitalized” under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier 1 ratio of 6 percent and a Total capital ratio of 10 percent. The Banks current regulatory capital requirements are to be considered in the “well capitalized” category at December 31, 2008. Management intends to conduct the affairs of the Banks so as to maintain a strong capital position in the future.

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Company believed that, given it’s present financial condition, participation in the CPP was unnecessary and not in the best interests of the Company, its customers or shareholders.

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

The Company’s liquid assets, at December 31, 2008, include cash and due from banks of $45.4 million and Federal funds sold of $6.7 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $376.8 million at December 31, 2007. This represented 55.7 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $343.5 million, or 20.1 percent of loans at December 31, 2008, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB and NYNB are members of the FHLB. As members, they are able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2008, HVB had short-term borrowing lines with the FHLB of $200 million of which $145 million was outstanding. NYNB had short-term borrowing lines of $27 million with no amounts outstanding.

These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $80 million with three major financial institutions which were all unused and available at December 31, 2008. In addition, HVB had approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $700 million of which $75 million was outstanding as of December 31, 2008.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. Both HVB and NYNB have been approved to participate in the BIC program. There were no amounts outstanding with the Federal Reserve at December 31, 2008.

As of December 31, 2008, the Company had qualifying loan and investment securities totaling approximately $207 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

A summary of significant long-term contractual obligations and credit commitments at December 31, 2008 follows:

		After	After
		1	3
		Year	Years
		but	but
	Within	Within	Within	After
	1	3	5	5
	Year	Years	Years	Years	Total

Contractual Obligations:(1)
Time Deposits	$276,384	$10,618	$7,844	$139	$294,985
FHLB Borrowings	73,030	107,340	15,143	1,300	196,813
Operating lease and license obligations	2,695	4,843	4,190	10,583	22,311

Total	$352,109	$122,801	$27,177	$12,022	$514,109

Credit Commitments:
Available lines of credit	$181,304	$69,782	$26,229	$83,975	$361,290
Letters of credit	18,667	2,428	—	—	21,095

Total	$199,971	$72,210	$26,229	$83,975	$382,385

(1) Interest not included.

FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $175.3 million of those borrowings as of various dates during 2008 and quarterly thereafter.

The Company pledges certain of its assets as collateral for deposits of municipalities and other deposits allowed or required by law, FHLB and FRB borrowings and repurchase agreements. By utilizing collateralized funding sources, the Company is able to access a variety of cost effective sources of funds. The assets pledged consist of certain loans secured by real estate, U.S. Treasury and government agency securities, mortgage-backed securities, certain obligations of state and political subdivisions and other securities. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Management does not anticipate any negative impact to its liquidity from its pledging activities.

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

In connection with the 2004 acquisition of A. R. Schmeidler and Co., Inc., the Company may be required to make one additional performance-based payment. This additional payment would be accounted for as additional purchase price and, as a result, would reduce the Company’s liquidity and capital. We believe that our liquidity and capital are sufficient for any future payment required.

Management expects that the Company has and will have sources of liquidity to meet any expected funding needs and also to be responsive to changing interest rate markets.

Quarterly Results of Operations (Unaudited)

Set forth below are certain quarterly results of operations for 2008 and 2007.

	2008 Quarters				2007 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$35,670	$35,776	$33,565	$35,101	$37,050	$38,117	$38,144	$37,056
Net interest income	28,840	28,753	26,561	25,875	26,500	26,342	26,090	25,136
Provision for loan losses	7,540	1,040	2,114	331	180	180	555	555
Income before income taxes	7,777	13,979	11,922	12,845	13,261	13,880	12,855	12,746
Net income	5,485	9,049	7,896	8,447	8,714	9,091	8,377	8,301
Basic earnings per common share	0.51	0.83	0.72	0.78	0.81	0.85	0.77	0.77
Diluted earnings per common share	0.49	0.80	0.70	0.75	0.78	0.81	0.75	0.74

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2008. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	unanticipated write-down or other-than-temporary impairment to investment securities;

•	insufficient allowance for loan losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	changes in loan, investment and mortgage prepayment assumptions;

•	changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency and the Federal Reserve Board, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008.

•	the extent and timing of legislative and regulatory actions and reform;

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	adverse changes in economic conditions especially those effecting real estate;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	regulatory delays or conditions imposed by regulators in connection with the conversion of the Banks to national banks, acquisitions or other expansion plans;

•	increases in federal and state income taxes and/or the Company’s effective income tax rate;

•	difficulties in integrating acquisitions, offering new services or expanding into new markets;

•	higher or lower cash flow levels than anticipated;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies; and

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to our fiduciary responsibility.

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

The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2008 shows the Company’s net interest income decreasing slightly if rates fall and decreasing moderately if rates fall.

The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2008 and 2007.

	Percentage Change	Percentage Change
	in Estimated	in Estimated
	Net Interest	Net Interest
	Income from	Income from
Gradual Change in Interest Rates	December 31, 2008	December 31, 2007

+200 basis points	(2.9)%	1.8%
–100 basis points	(0.5)%	(4.8)%

As of March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and −100 basis points scenario is within the Company’s policy limits.

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

The Company also prepares a static gap analysis. The “Static Gap” as of December 31, 2008 and 2007 is presented in the tables below. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market accounts and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

At December 31, 2008, the “Static Gap” showed a positive cumulative gap of $87.4 million in the one day to one year repricing period, as compared to a positive cumulative gap of $48.2 million at December 31, 2007. The change in the cumulative static gap between December 31, 2008 and December 31, 2007 reflects the results of the Company’s efforts to reposition its portfolios as a result of changes in interest rates and changes to the shape of the yield curve. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes and to address conditions which may arise as a result of the current financial crisis.

The tables below set forth the interest rate sensitivity analysis at year end 2008 and 2007.

Interest Rate Sensitivity Analysis

December 31, 2008

		Over One	Over Three	Over One
		Day to	Months	Year to	Over
	One	Three	to One	Five	Five	Non-Interest
	Day	Months	Year	Years	Years	Bearing	Total

Assets:
Loans, net	—	$759,153	$143,649	$394,415	$364,901	$15,493	$1,677,611
Mortgage Backed securities	—	131,136	146,958	98,073	21,828	—	397,995
Other securities	—	89,463	61,272	89,941	53,178	—	293,854
Other earning assets	$6,679	—	—	—	—	—	6,679
Other assets	—	—	—	—	—	164,751	164,751

Total Assets	6,679	979,752	351,879	582,429	439,907	180,244	2,540,890

Liabilities & Stockholders’ Equity:
Interest bearing deposits	—	$828,349	$79,983	$18,462	$264,705	—	$1,191,499
Other borrowed funds	$269,585	6	73,015	107,342	16,450	—	466,398
Demand deposits	—	—	—	—	—	$647,828	647,828
Other liabilities	—	—	—	—	—	27,664	27,664
Stockholders’ equity	—	—	—	—	—	207,501	207,501

Total Liabilities & Stockholders’ Equity	269,585	828,355	152,998	125,804	281,155	882,993	2,540,890

Net interest rate sensitivity gap	$(262,906)	$151,397	$198,881	$456,625	$158,752	$(702,749)	—

Cumulative gap	$(262,906)	$(111,509)	$87,372	$543,997	$702,749	—	—

Cumulative gap to interest earning assets	(11.06)%	(4.69)%	3.68%	22.89%	29.58%

December 31, 2007

		Over	Over	Over
		One	Three	One
		Day	Months	Year
		to	to	to	Over
	One	Three	One	Five	Five	Non-Interest
	Day	Months	Year	Years	Years	Bearing	Total

Assets:
Loans, net	—	$580,555	$111,990	$429,743	$143,515	$23,838	$1,289,641
Mortgage Backed securities	—	45,654	112,173	216,262	33,412	—	407,501
Other securities	—	65,045	93,355	107,554	118,473	—	384,427
Other earning assets	$99,875	—	—	—	—	—	99,875
Other assets	—	—	—	—	—	149,166	149,166

Total Assets	99,875	691,254	317,518	753,559	295,400	173,004	2,330,610

Liabilities & Stockholders’ Equity:
Interest bearing deposits	—	$887,714	$82,531	$17,245	$256,634	—	$1,244,124
Other borrowed funds	$76,097	6	14,016	180,350	16,472	—	286,941
Demand deposits	—	—	—	—	—	$568,418	568,418
Other liabilities	—	—	—	—	—	27,238	27,238
Stockholders’ equity	—	—	—	—	—	203,889	203,889

Total Liabilities & Stockholders’ Equity	76,097	887,720	96,547	197,595	273,106	799,545	2,330,610

Net interest rate sensitivity gap	$23,778	$(196,466)	$220,971	$555,964	$22,294	$(626,541)	—

Cumulative gap	$23,778	$(172,688)	$48,283	$604,247	$626,541	—	—

Cumulative gap to interest earning assets	1.09%	(7.92)%	2.21%	27.70%	28.72%

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. We also have audited Hudson Valley Holding Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Valley Holding Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting located in Item 9A of this accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hudson Valley Holding Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hudson Valley Holding Corp.
Yonkers, New York

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Hudson Valley Holding Corp. and its subsidiaries (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of Hudson Valley Holding Corp. and its subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the Company adopted the initial recognition provisions of Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.

As discussed in Note 1, Earnings per Common Share in 2006 have been retroactively restated to reflect stock dividends. As discussed in Note 18, the accompanying consolidated financial statement of cash flows for the year ended December 31, 2006 has been restated.

Deloitte & Touche LLP

New York, New York
March 15, 2007 (March 14, 2008 as to the effects of the restatements discussed in Note 1 as to Earnings per Common Share and in Note 18)

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2008, 2007 and 2006
Dollars in thousands, except per share amounts

	2008	2007	2006

Interest Income:
Loans, including fees	$105,632	$104,920	$96,527
Securities:
Taxable	24,873	32,868	34,591
Exempt from Federal income taxes	8,628	9,114	9,234
Federal funds sold	827	2,938	600
Deposits in banks	152	527	205

Total interest income	140,112	150,367	141,157

Interest Expense:
Deposits	19,035	28,159	18,859
Securities sold under repurchase agreements and other short-term borrowings	2,187	7,809	11,149
Other borrowings	8,861	10,331	11,592

Total interest expense	30,083	46,299	41,600

Net Interest Income	110,029	104,068	99,557
Provision for loan losses	11,025	1,470	2,130

Net interest income after provision for loan losses	99,004	102,598	97,427

Non Interest Income:
Service charges	5,951	4,701	4,529
Investment advisory fees	11,181	9,053	7,008
Realized loss on securities available for sale, net	(1,399)	(559)	(199)
Other income	2,871	1,626	1,741

Total non interest income	18,604	14,821	13,079

Non Interest Expense:
Salaries and employee benefits	41,857	37,573	32,791
Occupancy	7,490	6,437	5,779
Professional services	4,295	4,704	4,941
Equipment	4,219	3,289	2,821
Business development	2,053	2,332	2,120
FDIC assessment	893	193	381
Other operating expenses	10,278	10,149	9,579

Total non interest expense	71,085	64,677	58,412

Income Before Income Taxes	46,523	52,742	52,094
Income Taxes	15,646	18,259	18,035

Net Income	$30,877	$34,483	$34,059

Basic Earnings per Common Share	$2.84	$3.20	$3.14
Diluted Earnings per Common Share	2.74	3.08	3.05

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2008, 2007 and 2006
Dollars in thousands

	2008	2007	2006

Net Income	$30,877	$34,483	$34,059

Other comprehensive income, (loss) net of tax:
Unrealized holding (loss) gain on securities available for sale arising during the year	(3,455)	5,012	696
Income tax effect	1,658	(2,194)	(285)

	(1,797)	2,818	411
Reclassification adjustment for net loss realized on securities available for sale	1,399	559	199
Income tax effect	(566)	(226)	(81)

	833	333	118

Unrealized holding (loss) gain on securities, net	(964)	3,151	529
Accrued benefit liability adjustment	309	(1,011)	(22)
Income tax effect	(123)	404	9

	186	(607)	(13)

Other comprehensive (loss) income	(778)	2,544	516

Comprehensive Income	$30,099	$37,027	$34,575

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
Dollars in thousands, except per share and share amounts

	2008	2007

ASSETS
Cash and due from banks	$45,428	$51,067
Federal funds sold	6,679	99,054
Securities available for sale, at estimated fair value (amortized cost of $647,279 in 2008 and $749,354 in 2007)	642,363	746,493
Securities held to maturity, at amortized cost (estimated fair value of $29,546 in 2008 and $33,769 in 2007)	28,992	33,758
Federal Home Loan Bank of New York (FHLB) stock	20,493	11,677
Loans (net of allowance for loan losses of $22,537 in 2008 and $17,367 in 2007)	1,677,611	1,289,641
Accrued interest and other receivables	16,357	15,252
Premises and equipment, net	30,987	27,356
Other real estate owned	5,467	—
Deferred income taxes, net	14,030	10,284
Bank owned life insurance	22,853	21,497
Goodwill	20,942	15,377
Other intangible assets	4,097	4,919
Other assets	4,591	4,373

TOTAL ASSETS	$2,540,890	$2,330,748

LIABILITIES
Deposits:
Non interest-bearing	$647,828	$568,418
Interest-bearing	1,191,498	1,244,124

Total deposits	1,839,326	1,812,542
Securities sold under repurchase agreements and other short-term borrowings	269,585	76,097
Other borrowings	196,813	210,844
Accrued interest and other liabilities	27,665	27,578

TOTAL LIABILITIES	2,333,389	2,127,061

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Common Stock, $0.20 par value; authorized 25,000,000 shares; outstanding 10,871,609 and 9,841,890 shares in 2008 and 2007, respectively	2,367	2,091
Additional paid-in capital	250,129	227,173
Retained earnings	2,084	2,369
Accumulated other comprehensive loss	(5,144)	(4,366)
Treasury stock, at cost; 964,763 and 611,136 shares in 2008 and 2007, respectively	(41,935)	(23,580)

Total stockholders’ equity	207,501	203,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,540,890	$2,330,748

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-In	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2006	8,138,752	$1,856	$(34,588)	$207,372	$1,431	$(6,282)	$169,789
Net income					34,059		34,059
Grants and exercises of stock options, net of tax	116,319	24		4,510			4,534
Purchase of treasury stock	(129,703)		(6,593)				(6,593)
Sale of treasury stock	5,730		180	61			241
Stock dividend	814,026		26,197	(8,980)	(17,217)		—
Cash dividends ($1.46 per share)					(15,836)		(15,836)
Accrued benefit liability adjustment, net of tax						(13)	(13)
Adjustment for the initial application of SFAS No. 158, net of tax						(1,144)	(1,144)
Net unrealized gain on securities available for sale						529	529

Balance at December 31, 2006	8,945,124	1,880	(14,804)	202,963	2,437	(6,910)	185,566
Net income					34,483		34,483
Grants and exercises of stock options, net of tax	160,766	32		7,041			7,073
Purchase of treasury stock	(193,361)		(10,109)				(10,109)
Sale of treasury stock	34,871		1,333	562			1,895
Stock dividend	894,490	179		16,607	(16,786)		—
Cash dividends ($1.64 per share)					(17,765)		(17,765)
Accrued benefit liability adjustment, net of tax						(607)	(607)
Net unrealized gain on securities available for sale						3,151	3,151

Balance at December 31, 2007	9,841,890	2,091	(23,580)	227,173	2,369	(4,366)	203,687
Net income					30,877		30,877
Grants and exercises of stock options, net of tax	395,447	78		12,032			12,110
Purchase of treasury stock	(366,365)		(18,883)				(18,883)
Sale of treasury stock	12,738		528	142			670
Stock dividend	987,899	198		10,782	(10,980)		—
Cash dividends ($1.85 per share)					(20,182)		(20,182)
Accrued benefit liability adjustment, net of tax						186	186
Net unrealized loss on securities available for sale						(964)	(964)

Balance at December 31, 2008	10,871,609	$2,367	$(41,935)	$250,129	$2,084	$(5,144)	$207,501

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006
Dollars in thousands

			2006
			As Restated
	2008	2007	See Note 18

Operating Activities:
Net income	$30,877	$34,483	$34,059
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,025	1,470	2,130
Depreciation and amortization	3,554	2,878	2,572
Realized loss on security transactions, net	1,399	559	199
Amortization of premiums on securities, net	32	389	598
Increase in cash value of bank owned life insurance	(943)	(581)	(427)
Amortization of other intangible assets	822	822	822
Stock option expense and related tax benefits	2,671	995	944
Deferred taxes (benefit)	(2,777)	(998)	1,283
Increase in deferred loan fees	1,564	142	365
(Increase) decrease in accrued interest and other receivables	(1,105)	1,669	(4,296)
(Increase) decrease in other assets	(218)	30	(799)
Excess tax benefits from share based payment arrangements	(2,075)	(239)	(247)
Increase in accrued interest and other liabilities	86	4,410	3,444
Decrease (increase) in accrued benefit liability adjustment	311	(1,012)	(1,921)

Net cash provided by operating activities	45,223	45,017	38,726

Investing Activities:
Decrease (increase) in short term investments	92,375	(87,196)	5,471
(Increase) decrease in FHLB stock	(8,816)	2,334	(339)
Proceeds from maturities of securities available for sale	274,216	178,701	165,145
Proceeds from maturities of securities held to maturity	4,800	6,205	10,282
Proceeds from sales of securities available for sale	65,506	3,003	45,634
Purchases of securities available for sale	(239,115)	(45,876)	(254,629)
Net increase in loans	(406,025)	(86,010)	(197,921)
Net purchases of premises and equipment	(7,185)	(8,565)	(10,650)
Premiums paid on bank owned life insurance	(413)	(10,403)	(680)
Increase in goodwill	(5,565)	(4,769)	(4,544)
Increase in other intangible assets	—	—	(3,907)

Net cash used in investing activities	(230,222)	(52,576)	(246,138)

Financing Activities:
Net increase in deposits	26,784	186,101	218,445
Repayment of other borrowings	(14,031)	(38,527)	(51,276)
Proceeds from other borrowings	—	—	37,550
Net increase (decrease) in securities sold under repurchase agreements and short term borrowings	193,488	(131,091)	35,073
Proceeds from issuance of common stock	9,439	6,078	3,590
Proceeds from sale of treasury stock	670	1,895	241
Cash dividends paid	(20,182)	(17,765)	(15,836)
Acquisition of treasury stock	(18,883)	(10,109)	(6,593)
Excess tax benefits from share based payment arrangements	2,075	239	247

Net cash provided by (used in) financing activities	179,360	(3,179)	221,441

(Decrease) Increase in Cash and Due from Banks	(5,639)	(10,738)	14,029
Cash and due from banks, beginning of year	51,067	61,805	47,776

Cash and due from banks, end of year	$45,428	$51,067	$61,805

Supplemental Disclosures:
Interest paid	$31,396	$45,428	$39,567
Income tax payments	17,751	19,452	19,089

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly owned subsidiaries, Hudson Valley Bank N.A. (“HVB”) and New York National Bank (“NYNB”), (collectively the “Company”). The Company offers a broad range of banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals. HVB, a national banking association headquartered in Westchester County, New York has 17 branch offices in Westchester County, New York, 3 in Manhattan, New York, 2 in Bronx County, New York, 1 in Queens County, New York 1 in Rockland County, New York and 4 in Fairfield County, Connecticut. NYNB, a national banking association headquartered in Bronx County, New York has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York. The Company also provides investment management services to its customers through its wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”), a Manhattan, New York based money management firm. NYNB and ARS are not significant subsidiaries for purposes of disclosing additional information related to each acquisition. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses and fair value of financial instruments. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value and the related impairment is charged to earnings.

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

Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the fair

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There were no interest rate contracts outstanding as of December 31, 2008 or 2007.

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans, and a formula component which addresses historical loan loss experience together with other relevant risk factors affecting the portfolio.

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

The formula component is calculated by first applying historical loss experience factors to outstanding loans by type. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified by loan type and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2008. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Other Real Estate Owned (“OREO”) — Real estate properties acquired through loan foreclosure are recorded at estimated fair value, net of estimated selling costs, at time of foreclosure establishing a new cost basis. Credit losses arising at the time of foreclosure are charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Routine holding costs are charged to expense as incurred.

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2008 and 2007 did not indicate impairment of its goodwill or identified intangible assets.

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

Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2008	2007	2006

Weighted average common shares:
Basic	10,881,761	10,767,920	10,832,709
Effect of stock options	368,326	431,743	348,027
Diluted	11,250,087	11,199,663	11,180,736

In December 2008, 2007 and 2006, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

Other — Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2  Securities

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

	(000’s)
	2008				2007
				Estimated				Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$45,206	$288	$79	$45,415	$107,083	$90	$384	$106,789
Mortgage-backed securities	371,963	3,487	1,313	374,137	384,711	628	6,464	378,875
Obligations of states and political subdivisions	200,858	2,341	1,710	201,489	204,184	3,555	191	207,548
Other debt securities	20,082	227	8,665	11,644	22,231	39	791	21,479

Total debt securities	638,109	6,343	11,767	632,685	718,209	4,312	7,830	714,691
Mutual funds and other equity securities	9,170	613	105	9,678	31,145	682	25	31,802

Total	$647,279	$6,956	$11,872	$642,363	$749,354	$4,994	$7,855	$746,493

	(000’s)
	2008				2007
				Estimated				Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities	$23,859	$525	$78	$24,306	$28,626	$41	$178	$28,489
Obligations of states and political subdivisions	5,133	108	1	5,240	5,132	148	—	5,280

Total	$28,992	$633	$79	$29,546	$33,758	$189	$178	$33,769

At December 31, 2008, securities having a stated value of approximately $401.5 million were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Gross proceeds from sales of securities available for sale were $65,506, $3,003 and $45,634 in 2008, 2007 and 2006, respectively. These sales resulted in net pretax gains of $148 and $58 in 2008 and 2007, respectively, and net pretax losses of $199 in 2006. Applicable income taxes relating to such transactions were $61, $24 and $(81) in 2008, 2007 and 2006, respectively. In 2008 the Company recorded an additional pretax adjustment of $485 related to other than temporary impairment of an investment in a mutual fund acquired in 2002 which had a prior adjustment in 2007 of $617. These adjustments represented approximately 4.8 percent of the book value of the investment, and were related to persistent negative effects of interest rates on the fund’s mortgage-backed securities portfolio and cash flow. The adjustments were not a result of any credit related issues in the fund’s underlying investment portfolio. The investment was sold in April 2008 without further loss, due to its inability to meet the Company’s performance expectations. Also in 2008, the Company recorded a $1.1 million pretax adjustment for other than temporary impairment related to an investment in a pooled trust preferred security. This adjustment represented approximately 53.1 percent of the book value of the investment. Income taxes applicable to other than temporary impairment adjustments were $(714) in 2008 and $(250) in 2007.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007 (in thousands):

December 31, 2008

	Duration of Unrealized Loss
			Greater than
	Less than 12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	$11,700	$79	—	—	$11,700	$79
Mortgage-backed securities	84,610	472	$79,505	$841	164,115	1,313
Obligations of states and political subdivisions	52,538	1,477	8,868	233	61,406	1,710
Other debt securities	414	102	18,207	8,563	18,621	8,665

Total debt securities	149,262	2,130	106,580	9,637	255,842	11,767
Mutual funds and other equity securities	8,128	92	83	13	8,211	105

Total temporarily impaired securities	$157,390	$2,222	$106,663	$9,650	$264,053	$11,872

Classified as Held to Maturity
Mortgage-backed securities	$1,621	$73	$974	$5	$2,595	$78
Obligations of states and political subdivisions	276	1	—	—	276	1

Total temporarily impaired securities	$1,897	$74	$974	$5	$2,871	$79

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

The Company has the ability to hold its securities to maturity or to recovery of cost. The Company believes that it’s securities continue to have satisfactory credit ratings and, with the exception of its investments in pooled trust preferred securities for which there is a limited current market, the Company believes that it’s securities continue to be readily marketable. As of December 31, 2008, pooled trust preferred securities with an amortized cost of $18.0 million represented approximately 2.9 percent of the Company’s securities. The Company has decided to hold its investments in pooled trust preferred securities as these investments continue to perform and the Company does not believe that current market quotes for these securities are indicative of their value. Based on these and other factors, the Company believes that the impairment in the market value of the above securities is primarily the result of changes in interest rates since the securities were acquired or, in the case of pooled trust preferred securities, illiquidity in the current market and is considered temporary in nature. The total number of securities in the Company’s portfolio that were in an unrealized loss position was 544 and 262 at December 31, 2008 and 2007, respectively.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturity of all debt securities held at December 31, 2008 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Contractual Maturity
Within 1 year	$130,242	$122,736
After 1 but within 5 years	89,941	90,109
After 5 years but within 10 years	50,940	50,786
After 10 years	157	158
Mortgaged-back Securities	395,822	398,443

Total	$667,102	$662,232

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

	2008	2007
	Contract	Contract
	Amount	Amount

Credit commitments-variable	$357,497	$375,052
Credit commitments-fixed	3,793	3,698
Guarantees written	21,095	12,898

The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates, generally ranging from 3.25% to 12.00%. Guarantees written generally have terms up to one year.

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

	Residential	Commercial
	Property	Property	Total

2008
Loans	$521,344	$926,771	$1,448,115
Credit commitments	135,046	98,030	233,076

	$656,390	$1,024,801	$1,681,191

2007
Loans	$351,500	$758,218	$1,109,718
Credit commitments	150,771	133,029	283,800

	$502,271	$891,247	$1,393,518

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to have no value. The Company has in the past experienced little difficulty in accessing collateral when required.

4  Loans

The loan portfolio is comprised of the following:

	December 31
	2008	2007

Real Estate:
Commercial	$642,923	$355,044
Construction	254,837	211,837
Residential	409,431	324,488
Commercial and industrial	358,076	377,042
Individuals	21,536	29,686
Lease financing	18,461	12,463

Total	1,705,264	1,310,560
Deferred loan fees	(5,116)	(3,552)
Allowance for loan losses	(22,537)	(17,367)

Loans, net	$1,677,611	$1,289,641

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in the allowance for loan losses follows:

	December 31
	2008	2007	2006

Balance, beginning of year	$17,367	$16,784	$13,525
Add (deduct):
Provision for loan losses	11,025	1,470	2,130
Amount acquired	—	—	1,529
Recoveries on loans previously charged-off	322	154	45
Charge-offs	(6,177)	(1,041)	(445)

Balance, end of year	$22,537	$17,367	$16,784

The recorded investment in impaired loans at December 31, 2008 was $11,284 for which no specific allowance was required. The recorded investment in impaired loans at December 31, 2007 was $11,669 for which a specific allowance of $1,777 had been established. Impaired loans for which the above specific allowances were established totaled $0 and $4,354 as of December 31, 2008 and 2007, respectively. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

The average investment in impaired loans during 2008, 2007 and 2006 was $12,339, $9,089 and $5,320, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

Non-accrual loans at December 31, 2008, 2007 and 2006 and related interest income are summarized as follows:

	2008	2007	2006

Amount	$11,284	$10,719	$5,572
Interest income recorded	—	—	—
Interest income that would have been recorded under the original contract terms	875	933	474

Non-accrual loans at December 31, 2008 and 2007 include $11,284 and $10,719, respectively, of loans considered to be impaired under SFAS No. 114.

There were no restructured loans at December 31, 2008, 2007 or 2006.

Loans made directly or indirectly to employees, directors or principal shareholders were approximately $29,774 and $23,792 at December 31, 2008 and 2007, respectively. During 2008, new loans granted to these individuals totaled $9,748 and payments totaled $3,766.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5  Premises and Equipment

A summary of premises and equipment follows:

	December 31
	2008	2007

Land	$2,589	$2,589
Buildings	21,917	18,679
Leasehold improvements	10,318	6,319
Furniture, fixtures and equipment	16,490	20,849
Automobiles	719	671

Total	52,033	49,107
Less accumulated depreciation and amortization	(21,046)	(21,751)

Premises and equipment, net	$30,987	$27,356

Depreciation and amortization expense totaled $3,554, $2,878 and $2,572 in 2008, 2007 and 2006, respectively.

6	Goodwill and Other Intangible Assets

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

Also, at the time of this acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. In December 2005, November 2006, November 2007 and December 2008, the Company made the first four of these additional payments in the amounts of $1,572, $3,016, $4,918 and $5,565, respectively. The deferred income tax effects related to timing differences between the book and tax bases of identified intangible assets and goodwill deductible for tax purposes are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31, 2008 and 2007.

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deposit Premium	$3,907	$1,674	$3,907	$1,116
Customer Relationships	2,470	808	2,470	618
Employment Related	516	314	516	240

Total	$6,893	$2,796	$6,893	$1,974

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets amortization expense was $822 for 2008, 2007 and 2006. The estimated annual intangible assets amortization expense in each of the five years subsequent to December 31, 2008 is as follows:

Year	Amount
2009	$822
2010	822
2011	822
2012	264
2013	264

Goodwill was $20,942 and $15,377 at December 31, 2008 and 2007, respectively. Cumulative deferred tax on goodwill deductible for tax purposes was $1,105 and $595 at December 31 2008 and 2007, respectively.

7	Deposits

The following table presents a summary of deposits at December 31:

	(000’s)
	2008	2007

Demand deposits	$647,828	$568,418
Money Market accounts	631,948	730,429
Savings accounts	99,022	93,331
Time deposits of $100,000 or more	156,481	202,151
Time deposits of less than $100,000	138,504	60,493
Checking with interest	165,543	157,720

Total Deposits	$1,839,326	$1,812,542

The balance of time deposits at December 31, 2008 included $75.0 million of brokered deposits. The balance of money market accounts at December 31, 2007 included a deposit of approximately $97.0 million that the Company considered to be temporary. These funds were withdrawn in February 2008.

At December 31, 2008 and 2007, certificates of deposits, including other time deposits of $100,000 or more, totalled $295.0 million and $262.6 million, respectively. At December 31, 2008 and 2007 such deposits classified by remaining maturity were as follows:

	December 31,
	2008			2007
	Time	Time		Time	Time
	Deposits	Deposits	Total	Deposits	Deposits	Total
	of $100,000	of $100,000	Time	of $100,000	of $100,000	Time
	or More	or Less	Deposits	or More	or Less	Deposits
	(000’s)

3 months or less	$92,298	$104,103	$196,401	$141,688	$20,930	$162,618
Over three months through 6 months	22,775	11,902	34,677	25,329	12,023	37,352
Over 6 months through 12 months	37,849	7,457	45,306	34,702	10,477	45,179
Over 12 months	3,559	15,042	18,601	432	17,063	17,495

Total	$156,481	$138,504	$294,985	$202,151	$60,493	$262,644

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8  Borrowings

Borrowings with original maturities of one year of less totaled $269.6 million and $76.1 million at December 31, 2008 and 2007, respectively. Such short-term borrowings consisted of $210.0 million of overnight borrowings, $59.2 million of customer repurchase agreements, and note options on Treasury, tax and loan of $0.4 million at December 31, 2008 and $75.3 million of customer repurchase agreements and note options on Treasury, tax and loan of $0.8 million at December 31, 2007. The increase was due to a combination of the Banks replacing long-term borrowings with lower cost short-term borrowings and funding loan growth in excess of deposit growth. Historically low levels of interest rates, which have resulted from the current economic crisis, have limited the availability of long-term financing at reasonable rates. Other borrowings totaled $196.8 million and $210.3 million at December 31, 2007 and 2008, respectively, which consisted of fixed rate borrowings of $175.3 million and $189.2 million from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21.6 million and $21.6 million at December 31, 2007 and 2008, respectively. The callable borrowings from FHLB mature beginning in 2009 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2009 and quarterly thereafter. A non callable borrowing of $1.3 million matures in 2027 and a non callable borrowing of $20.0 million matures in 2011.

Interest expense on all borrowings totaled $11.0 million, $18.1 million and $22.7 million in 2008, 2007 and 2006, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years:

	2008	2007	2006

Average balance:
Short-term	$161,749	$167,255	$234,959
Other Borrowings	201,687	230,014	258,308
Weighted average interest rate:
Short-term	1.4%	4.7%	4.8%
Other Borrowings	4.4	4.5	4.5
Maximum month-end outstanding amount:
Short-term	$269,585	$254,581	$289,575
Other Borrowings	210,844	249,369	264,395

As of December 31, 2008 and 2007, these borrowings were collateralized by loans and securities with an estimated fair value of $549.7 million and $321.5 million, respectively.

At December 31, 2008 the Company had available unused short-term lines of credit of $82 million from the FHLB and $80 million from correspondent banks. The FHLB lines require availability of qualifying loan and/or investment securities collateral. The correspondent bank lines are unsecured. The Company also has a total of $650 million in remaining available lines under Retail Certificate of Deposit Agreements with three large financial institutions. Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. The Company has been approved to participate in the BIC program. The Company is also eligible to participate in other FHLB borrowing programs subject to availability of qualifying collateral and certain other terms and conditions.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9  Income Taxes

A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31
	2008		2007		2006

Income tax at statutory rate	$16,283	35.0%	$18,442	35.0%	$18,233	35.0%
State income tax, net of Federal benefit	2,330	5.0	2,704	5.0	2,746	5.3
Tax-exempt interest income	(2,832)	(6.1)	(2,914)	(5.5)	(2,970)	(5.7)
Non-deductible expenses and other	(135)	(0.3)	27	0.1	26	—

Provision for income taxes	$15,646	33.6%	$18,259	34.6%	$18,035	34.6%

The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31
	2008	2007	2006

Federal:
Current	$14,278	$15,007	$14,786
Deferred	(2,217)	(880)	(991)
State and Local:
Current	4,144	4,473	4,591
Deferred	(559)	(341)	(351)

Total	$15,646	$18,259	$18,035

The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2008		December 31, 2007
	Asset	Liability	Asset	Liability

Allowance for loan losses	$9,010		$7,028
Supplemental pension benefit	3,242		3,042
Accrued benefit liability	1,518		1,641
Securities available for sale	2,048		955
Interest on non-accrual loans	554		421
Deferred compensation	285		413
Share based compensation costs	123		186
Other	716		111
Intangible Assets		$(2,063)		$(1,911)
Property and equipment		(1,403)		(1,602)

Total	$17,496	$(3,466)	$13,797	$(3,513)

Net deferred tax asset	$14,030		$10,284

In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statute of limitations for years after 2004. The Company is currently open to audit by New York State under the statute of limitations for years after 2006.

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

The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of December 31, 2008, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the years ended December 31, 2008 and 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, HVB, and NYNB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

Management believes, as of December 31, 2008, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the capital requirements and capital position at December 31, 2008 and 2007:

					Minimum to be
					Well Capitalized
			Minimum for		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
Capital Ratios:	Amount	Ratio	Amount	Ratio	Amount	Ratio

HVB Only:
As of December 31,2008:
Total Capital (To Risk Weighted Assets)	$195,390	11.1%	$140,709	8.0%	$175,887	10.0%
Tier 1 Capital (To Risk Weighted Assets)	174,375	9.9%	70,355	4.0%	105,532	6.0%
Tier 1 Capital (To Average Assets)	174,375	7.4%	94,258	4.0%	117,823	5.0%
As of December 31,2007:
Total Capital (To Risk Weighted Assets)	$190,043	13.5%	$112,612	8.0%	$140,765	10.0%
Tier 1 Capital (To Risk Weighted Assets)	173,936	12.4%	56,306	4.0%	84,459	6.0%
Tier 1 Capital (To Average Assets)	173,936	8.2%	84,909	4.0%	106,137	5.0%

NYNB Only:
As of December 31,2008:
Total Capital (To Risk Weighted Assets)	$10,619	11.4%	$7,455	8.0%	$9,319	10.0%
Tier 1 Capital (To Risk Weighted Assets)	9,444	10.1%	3,727	4.0%	5,591	6.0%
Tier 1 Capital (To Average Assets)	9,444	6.7%	5,674	4.0%	7,092	5.0%
As of December 31,2007
Total Capital (To Risk Weighted Assets)	$11,103	12.6%	$7,054	8.0%	$8,817	10.0%
Tier 1 Capital (To Risk Weighted Assets)	9,991	11.3%	3,527	4.0%	5,290	6.0%
Tier 1 Capital (To Average Assets)	9,991	7.1%	5,590	4.0%	6,987	5.0%

			Minimum for
			Capital Adequacy
	Actual		Purposes
	Amount	Ratio	Amount	Ratio

Consolidated:
As of December 31,2008:
Total Capital (To Risk Weighted Assets)	$209,608	11.3%	$148,035	8.0%
Tier 1 Capital (To Risk Weighted Assets)	187,070	10.1%	74,017	4.0%
Tier 1 Capital (To Average Assets)	187,070	7.5%	99,412	4.0%
As of December 31,2007:
Total Capital (To Risk Weighted Assets)	$205,297	13.8%	$119,264	8.0%
Tier 1 Capital (To Risk Weighted Assets)	187,930	12.6%	59,632	4.0%
Tier 1 Capital (To Average Assets)	186,949	8.3%	90,510	4.0%

As of December 31, 2008, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed either institution’s category.

In addition, pursuant to Rule 15c3-1 of the Securities and Exchange Commission, ARS is required to maintain minimum “net capital” as defined under such rule. As of December 31, 2008 ARS exceeded its minimum capital requirement.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Dividend

In December 2008 and 2007 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

11  Stock-Based Compensation

The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. The Company anticipates that more that 75% of options granted will vest. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. From January 1, 2002 through the adoption of SFAS No. 123R, the Company followed the fair value recognition provisions for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). Therefore, the Company has utilized fair value recognition provisions for measurement of cost related to share-based transactions since 2002. Non-employee stock options are expensed as of the date of grant.

The following table summarizes stock option activity for 2008. Shares and per share amounts have been adjusted to reflect the effect of the 10% stock dividend in 2008.

				Weighted
			Aggregate	Average
	Shares	Weighted Average	Intrinsic	Remaining
	Underlying	Exercise Price	Value(1)	Contractual
Outstanding Options	Options	Per Share	($000s)	Term (Yrs.)

As of December 31, 2007	1,128,116	$25.38
Granted	22,958	48.01
Cancelled or expired	(27,149)	22.19
Exercised	(425,313)	38.63

As of December 31, 2008	698,612	$27.54	14,293	4.8

Exercisable as of December 31, 2008	497,075	$24.72	11,573	4.6

Available for future grant	959,243

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the market value of the Company’s stock.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2008:

				Weighted Average
			Number	Remaining
	Exercise Price		of	Life	Exercise
	Range		Options	(yrs)	Price

	$13.32	$22.55	213,248	2.8	$17.91
	$22.56	$27.08	239,119	5.7	$24.18
	$31.56	$51.08	246,245	5.8	$39.15

Total Options Outstanding	$13.32	$51.08	698,612	4.8	$27.54
Exercisable	$13.32	$51.08	497,075	4.6	$24.72
Not Exercisable	$22.55	$51.08	201,537	5.5	$34.51

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31
	2008	2007	2006

Weighted average assumptions:
Dividend yield	3.3%	3.6%	4.4%
Expected volatility	67.6%	30.9%	9.8%
Risk-free interest rate	0.3%	3.8%	4.6%
Expected lives	0.4	2.5	4.8

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

The per share weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $3.96, $7.69 and $3.14, respectively. Compensation expense of $596, $756 and $698 related to the Company’s stock option plans was included in net income for the years ended December 30, 2008, 2007 and 2006, respectively. The total tax benefit related thereto was $144, $108 and $213, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $781 at December 31, 2008. This expense is expected to be recognized over a weighted-average period of 2.1 years.

12  Fair Value

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, which is a Level 1 input, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input. The Company’s available for sale securities at December 31, 2008 and 2007 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where active market based valuations of these instruments essentially do not exist (Level 1 input). As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at December 31, 2008
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities	—	$631,577	$10,786	$642,363

Total assets at fair value	$—	$631,577	$10,786	$642,363

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$11,284	$11,284

Total assets at fair value	$—	$—	$11,284	$11,284

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on December 31, 2008 was $11.3 million for which no specific allowance has been established within the allowance for loan losses.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Level 3 Assets
Measured on a
Recurring Basis
(000’s)

Beginning balance as of January 1, 2008	—
Transfers into (out of) Level 3	$19,887
Total unrealized loss included in comprehensive income(1)	(7,568)
Principal payments	(472)
Total realized loss included in the statement of income(2)	(1,061)

Balance as of December 31, 2008	$10,786

(1)	Reported under “Unrealized (loss) gain on securities available for sale arising during the period”.

(2)	Reported under “Realized (loss) gain on securities available for sale, net”.

13  Benefit Plans

The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations include 5 percent of each participant’s earnings during the year. Pension costs charged to other operating expenses totaled approximately $1,066, $765 and $754 in 2008, 2007 and 2006, respectively.

The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Company matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $159, $145 and $123 in 2008, 2007 and 2006, respectively.

The Company does not offer its own stock as an investment to participants of the Employees’ Savings Plan. The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s Stock.

Additional retirement benefits are provided to certain officers and directors of HVB pursuant to unfunded supplemental plans. Costs for the supplemental pension plans totaled $1,103, $1,861 and $1,239 in 2008, 2007 and 2006, respectively. The Company uses a December 31 measurement date for its supplemental pension plans. In late 2008, HVB amended the directors’ supplemental retirement plan by freezing benefits to a level equal to vested benefits, as defined, as of December 31, 2008. This amendment resulted in a pretax reduction of the accrued benefit liability of $861 of which $669 is included as a reduction of directors’ pension expense included in Professional Services in the Consolidated Statement of Income, and $192 is included as part of the accrued benefit liability adjustment in the Consolidated Statement of Comprehensive Income.

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the status of the Company’s plans as of December 31:

	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$11,570	$9,307
Service cost	448	404
Interest cost	621	565
Amendments	(861)	—
Actuarial (gain) loss	587	1,905
Benefits paid	(611)	(611)

Benefit obligation at end of year	11,754	11,570

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on assets	—	—
Employer contributions	611	611
Benefits paid	(611)	(611)

Fair value of plan assets at end of year	—	—

Amounts recognized in accumulated comprehensive income at December 31 consist of:

	2008	2007

Net actuarial loss	$3,703	$3,709
Prior service cost	92	394

	$3,795	$4,103

The accumulated benefit obligation was $9,131 and $9,934 at December 31, 2008 and 2007, respectively.

	2008	2007

Weighted average assumptions:
Discount rate	5.25%	5.25%
Expected return on plan assets	—	—
Rate of compensation increase	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$448	$404
Interest cost	621	565
Expected return on plan assets	—	—
Amortization of transition obligation	(603)	95
Amortization of prior service cost	44	145
Amortization of net loss	593	652

Net periodic benefit cost	$1,103	$1,861

Net (gain) loss	(265)	1,157
Amortization of prior service cost	(44)	(145)

Total recognized in other comprehensive income	(309)	1,012

Total recognized in net periodic benefit cost and other comprehensive income	$794	$2,873

The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are $723 and $44.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits

2009	$611
2010	753
2011	638
2012	850
2013	1,012
Years 2014-2018	4,185

14  Commitments, Contingent Liabilities and Other Disclosures

The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year Ending December 31,

2009	$2,695
2010	2,583
2011	2,260
2012	2,192
2013	1,998
Thereafter	10,583

Total minimum future rentals	$22,311

Rent expense for premises and equipment was approximately $3,097, $2,681 and $2,360 in 2008, 2007 and 2006 respectively.

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

Cash Reserve Requirements

HVB and NYNB are required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $3,974 for HVB and $902 for NYNB at December 31, 2008.

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

15  Segment Information

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

General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, primarily in the New York metropolitan area. For the years ended December 31, 2008, 2007 and 2006, there is no customer that accounted for more than 10% of the Company’s revenue.

16  Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2008 and 2007 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at December 31, 2008 and 2007 were as follows:

	December 31
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$52.1	$52.1	$150.1	$150.1
Held to maturity securities, FHLB stock and accrued interest	49.6	50.1	45.6	45.6
Loans and accrued interest	1,698.4	1,700.7	1,314.8	1,336.8
Liabilities:
Deposits with no stated maturity and accrued interest	1,547.4	1,547.4	1,553.8	1,553.8
Time deposits and accrued interest	295.7	294.8	263.7	265.7
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	269.6	269.6	76.1	76.1
Other borrowings and accrued interest	197.7	186.1	211.8	206.4
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

Held to maturity securities, FHLB stock and accrued interest — The fair value was estimated based on quoted market prices or dealer quotations. FHLB stock and accrued interest are stated at their carrying amounts which approximates fair value.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans and accrued interest — The fair value of loans was estimated by discounting projected cash flows at the reporting date using current rates for similar loans. Accrued interest is stated at its carrying amount which approximates fair value.

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

17  Condensed Financial Information of Hudson Valley Holding Corp.
(Parent Company Only)

Condensed Balance Sheets
December 31, 2008 and 2007
Dollars in thousands

	2008	2007

Assets
Cash	$3,787	$4,954
Investment in subsidiaries	202,906	198,100
Other assets	1,308	25
Equity securities	120	1,199

Total Assets	$208,121	$204,278

Liabilities and Stockholders’ Equity
Other liabilities	$620	$591
Stockholders’ equity	207,501	203,687

Total Liabilities and Stockholders’ Equity	$208,121	$204,278

Condensed Statements of Income
For the years ended December 31, 2008, 2007 and 2006
Dollars in thousands

	2008	2007	2006

Dividends from subsidiaries	$28,208	$24,708	$32,955
Dividends from equity securities	85	65	61
Other income	—	12	24
Operating expenses	344	234	537

Income before equity in undistributed earnings in the subsidiaries	27,949	24,551	32,503
Equity in undistributed earnings of the subsidiaries	2,928	9,932	1,556

Net Income	$30,877	$34,483	$34,059

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
Dollars in thousands

	2008	2007	2006

Operating Activities:
Net income	$30,877	$34,483	$34,059
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(2,928)	(9,932)	(1,556)
Increase in other assets	(95)	(25)	—
Increase (decrease) in other liabilities	18	(20)	(121)
Other changes, net	—	(11)	(38)

Net cash provided by operating activities	27,872	24,495	32,344

Investing Activities:
Proceeds from sales of equity securities	2	19	29
Purchase of equity securities including acquisition of New York National Bank	(85)	(9)	(13,520)

Net cash (used in) provided by investing activities	(83)	10	(13,491)

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	10,109	7,973	3,831
Purchase of treasury stock	(18,883)	(10,109)	(6,593)
Cash dividends paid	(20,182)	(17,765)	(15,836)

Net cash used in financing activities	(28,956)	(19,901)	(18,598)

(Decrease) increase Cash and Due from Banks	(1,167)	4,604	255
Cash and due from banks, beginning of year	4,954	350	95

Cash and due from banks, end of year	$3,787	$4,954	$350

18  Restatement

In preparing the Company’s Consolidated Financial Statements for the year ended December 31, 2007, the Company determined that it’s previously issued Consolidated Statement of Cash Flows for the year ended December 31, 2006 contained errors resulting primarily from the misclassification of changes in bank owned life insurance, goodwill and intangible assets as operating cash flows rather than investing activities. These errors resulted in an understatement of cash provided by operating activities and a corresponding understatement of cash used in investing activities for the period described above. These errors had no affect on (Decrease) Increase in Cash and Due from Banks or Cash and due from banks, end of year in the year restated.

These errors also had no affect on the Company’s net interest income, net income, earnings per share, total assets or total stockholders’ equity. Accordingly, the Company’s capital ratios remain unchanged.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary presentation of the affects of the restatement on the Consolidated Statement of Cash Flows for the year ended 2006 is presented below.

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

19   Financial Crisis and Recent Regulatory Actions

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Company believed that, given it’s present financial condition, participation in the CPP was unnecessary and not in the best interests of the Company, it’s customers or shareholders.

On November 21, 2008 the FDIC adopted the final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”) which is also a part of EESA. Under the TLG program the FDIC will (1) guarantee certain newly issued senior unsecured debt and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts, NOW accounts paying less than 0.5 percent interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. The Company has elected to participate in both guarantee programs.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2008, there has not been any change that has effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting. That report is included under the heading, Report of Independent Registered Public Accounting Firm.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for the Board of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Outstanding Equity Awards at Fiscal Year End” and “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement is incorporated herein by reference.

The following table sets forth information regarding the Company’s Stock Option Plans as of December 31, 2008:

	Number of		Number of
	Shares to		Shares Remaining
	be Issued		Available for
	Upon Exercise	Weighted-Average Exercise	Future Issuance Under
	of	Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity compensation plans approved by stockholders	698,612	$27.54	959,243

Equity compensation plans not approved by stockholders	—	—	—

All equity compensation plans have been approved by the Company’s stockholders. Additional details related to the Company’s equity compensation plans are provided in Notes 10 and 11 to the Company’s consolidated financial statements presented in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm Fees” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Balance Sheets at December 31, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(6)
3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(7)
3.3	Specimen of Common Stock Certificate(5)
4.1	Specimen Stock Restriction Agreement Between the Company and a Shareholder who Acquired Shares from the Company or a Shareholder Subject to the Agreement(4)
10.1	Hudson Valley Bank Amended and Restated Directors Retirement Plan Effective December 31, 2008(8)
10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan, effective December 1, 1995*(5)
10.3	Hudson Valley Bank Supplemental Retirement Plan of 1997*(5)
10.4	Amended and Restated 2002 Stock Option Plan*(8)
10.5	Specimen Non-Statutory Stock Option Agreement*(5)
10.6	Specimen Incentive Stock Option Agreement*(3)
10.7	Consulting Agreement Between the Company and Director John A. Pratt, Jr.*(5)
10.8	Acquisition Agreement dated June 29, 2004 by and among the shareholders of A. R. Schmeidler & Co., Inc., as Sellers, A. R. Schmeidler & Co., Inc., Hudson Valley Bank, as Buyer, and Hudson Valley Holding Corp.(1)
10.9	Agreement and Plan of Consolidation, dated December 23, 2004, between Hudson Valley Holding Corp., a New York corporation and registered bank holding company and New York National Bank, a national banking association.(2)
11	Statements re: Computation of Per Share Earnings(8)
21	Subsidiaries of the Company(8)
23.1	Consent of Crowe Horwath LLP(8)
23.2	Consent of Deloitte & Touche LLP(8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
 *  Management contract and compensatory plan or arrangement

(1)	Incorporated herein by reference in this document to the Form 8-K filed on June 30, 2004

(2)	Incorporated herein by reference in this document to the Form 8-K filed on December 27, 2004

(3)	Incorporated herein by reference in this document to the Form 10-K filed on March 11, 2005

(4)	Incorporated herein by reference in this document to the Form 10-Q filed on August 9, 2006

(5)	Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2007

(6)	Incorporated herein by reference in this document to the Form 10-Q filed November 9, 2007

(7)	Incorporated herein by reference in this document to the Form 10-Q filed on May 12, 2008

(8)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 16, 2009

By:	/s/ James J. Landy
James J. Landy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2009 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  James J. Landy
James J. Landy
President, Chief Executive Officer and Director

/s/  Stephen R. Brown
Stephen R. Brown
Senior Executive Vice President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer)

/s/  William E. Griffin
William E. Griffin
Chairman of the Board and Director

/s/  James M. Coogan
James M. Coogan
Director

/s/  Mary Jane Foster
Mary Jane Foster
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