Form 10-Q
period 2009-03-31
HUDSON VALLEY HOLDING CORP
filed 2009-05-11
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

Commission File No. 030525

HUDSON VALLEY HOLDING CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, NY 10707
(Address of principal executive office with zip code)

914-961-6100
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a Smaller Reporting Company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 1, 2009
Common stock, par value $0.20 per share	10,600,251

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	March 31,
	2009	2008

Interest Income:
Loans, including fees	$27,017	$25,302
Securities:
Taxable	5,447	6,882
Exempt from Federal income taxes	2,157	2,244
Federal funds sold	10	627
Deposits in banks	5	46

Total interest income	34,636	35,101

Interest Expense:
Deposits	3,836	6,418
Securities sold under repurchase agreements and other short-term borrowings	314	480
Other borrowings	2,101	2,328

Total interest expense	6,251	9,226

Net Interest Income	28,385	25,875
Provision for loan losses	2,965	331

Net interest income after provision for loan losses	25,420	25,544

Non Interest Income:
Service charges	1,613	1,526
Investment advisory fees	1,887	2,725
Recognized impairment charge on securities available for sale (includes $1,625 of total losses less $188 of losses on securities available for sale, recognized in other comprehensive income at March 31, 2009)	(1,437)	(485)
Other income	587	521

Total non interest income	2,650	4,287

Non Interest Expense:
Salaries and employee benefits	9,803	9,940
Occupancy	2,117	1,759
Professional services	1,059	1,134
Equipment	994	1,007
Business development	549	493
FDIC assessment	1,552	89
Other operating expenses	2,375	2,564

Total non interest expense	18,449	16,986

Income Before Income Taxes	9,621	12,845
Income Taxes	3,029	4,398

Net Income	$6,592	$8,447

Basic Earnings Per Common Share	$0.62	$0.78
Diluted Earnings Per Common Share	$0.60	$0.75

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,
	2009	2008

Net Income	$6,592	$8,447
Other comprehensive income, net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total losses	(1,625)	(485)
Losses recognized in earnings	1,437	485

	(188)	–
Income tax effect	77	–

	(111)	–
Securities available for sale not other-than-temporarily impaired	5,619	8,976
Income tax effect	(2,198)	(3,405)

	3,421	5,571

Unrealized holding gains on securities, net of tax	3,310	5,571

Accrued benefit liability adjustment	191	174
Income tax effect	(77)	(70)

	114	104

Other comprehensive income	3,424	5,675

Comprehensive Income	$10,016	$14,122

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except per share and share amounts

	March 31,	December 31,
	2009	2008

ASSETS
Cash and due from banks	$52,402	$45,428
Federal funds sold	22,092	6,679
Securities available for sale, at estimated fair value (amortized cost of $601,034 in 2009 and $647,279 in 2008)	601,548	642,363
Securities held to maturity, at amortized cost (estimated fair value of $28,604 in 2009 and $29,546 in 2008)	27,605	28,992
Federal Home Loan Bank of New York (FHLB) Stock	11,042	20,493
Loans (net of allowance for loan losses of $24,199 in 2009 and $22,537 in 2008)	1,715,856	1,677,611
Accrued interest and other receivables	15,189	16,357
Premises and equipment, net	30,369	30,987
Other real estate owned	5,455	5,467
Deferred income taxes, net	13,447	14,030
Bank owned life insurance	23,123	22,853
Goodwill	20,933	20,942
Other intangible assets	3,892	4,098
Other assets	3,247	4,590

TOTAL ASSETS	$2,546,200	$2,540,890

LIABILITIES
Deposits:
Non interest-bearing	$662,282	$647,828
Interest-bearing	1,397,333	1,191,498

Total deposits	2,059,615	1,839,326
Securities sold under repurchase agreements and other short-term borrowings	60,578	269,585
Other borrowings	196,805	196,813
Accrued interest and other liabilities	29,828	27,665

TOTAL LIABILITIES	2,346,826	2,333,389

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 10,600,251 and 10,871,609 shares in 2009 and 2008, respectively	2,369	2,367
Additional paid-in capital	250,442	250,129
Retained earnings	3,671	2,084
Accumulated other comprehensive income (loss), net	(1,720)	(5,144)
Treasury stock, at cost; 1,245,026 and 964,763 shares in 2009 and 2008, respectively	(55,388)	(41,935)

Total stockholders’ equity	199,374	207,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,546,200	$2,540,890

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2009 and 2008
Dollars in thousands, except share amounts

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2009	10,871,609	$2,367	$(41,935)	$250,129	$2,084	$(5,144)	$207,501
Net income					6,592		6,592
Grants and exercises of stock options, net of tax	8,905	2		313			315
Purchase of treasury stock	(280,315)		(13,455)				(13,455)
Sale of treasury stock	52		2				2
Cash dividends ($0.47 per share)					(5,005)		(5,005)
Accrued benefit liability adjustment, net of tax						114	114
Net unrealized gain (loss) on securities available for sale:
Not other-than-temporarily impaired						3,421	3,421
Other-than temporarily impaired (includes $1,625 of total losses less $1,437 of losses recognized in earnings, net of tax)						(111)	(111)

Balance at March 31, 2009	10,600,251	$2,369	$(55,388)	$250,442	$3,671	$(1,720)	$199,374

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2008	9,841,890	$2,091	$(23,580)	$227,173	$2,369	$(4,366)	$203,687
Net income					8,447		8,447
Grants and exercises of stock options, net of tax	60,086	12		1,686			1,698
Purchase of treasury stock	(44,265)		(2,316)				(2,316)
Sale of treasury stock	2,577		101	33			134
Cash dividend ($0.45 per share)					(4,940)		(4,940)
Accrued benefit liability adjustment, net of tax						104	104
Net unrealized gain on securities available for sale						5,571	5,571

Balance at March 31, 2008	9,860,288	$2,103	$(25,795)	$228,892	$5,876	$1,309	$212,385

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,
	2009	2008

Operating Activities:
Net income	$6,592	$8,447
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,965	331
Depreciation and amortization	968	786
Recognized impairment charge on securities available for sale	1,437	485
Amortization of premiums on securities, net	62	66
Increase in cash value of bank owned life insurance	(198)	(195)
Amortization of other intangible assets	206	205
Stock option expense and related tax benefits	79	336
Deferred taxes (benefit)	(1,616)	109
(Decrease) increase in deferred loan fees, net	(208)	154
Decrease (increase) in accrued interest and other receivables	1,168	(469)
Decrease in other assets	1,343	5
Excess tax benefits from share based payment arrangements	(12)	(118)
Increase (decrease) in accrued interest and other liabilities	2,163	(2,070)
Increase in accrued benefit liability adjustment	191	174

Net cash provided by operating activities	15,140	8,246

Investing Activities:
(Increase) decrease in short term investments	(15,413)	32,946
Decrease (increase) in FHLB stock	9,451	(1,350)
Proceeds from maturities and paydowns of securities available for sale	81,379	77,429
Proceeds from maturities and paydowns of securities held to maturity	1,385	1,099
Purchases of securities available for sale	(36,630)	(38,991)
Net increase in loans	(40,989)	(74,512)
Net purchases of premises and equipment	(350)	(2,008)
Increase in goodwill	9	—
Premiums paid on bank owned life insurance	(72)	(390)

Net cash used in investing activities	(1,230)	(5,777)

Financing Activities:
Net increase (decrease) in deposits	220,289	(32,794)
Net (decrease) increase in securities sold under repurchase agreements and other short-term borrowings	(209,007)	36,897
Repayment of other borrowings	(8)	(7)
Proceeds from issuance of common stock	236	1,362
Excess tax benefits from share based payment arrangements	12	118
Proceeds from sale of treasury stock	2	134
Acquisition of treasury stock	(13,455)	(2,316)
Cash dividends paid	(5,005)	(4,940)

Net cash used in financing activities	(6,936)	(1,546)

Increase in Cash and Due from Banks	6,974	923
Cash and due from banks, beginning of period	45,428	51,067

Cash and due from banks, end of period	$52,402	$51,990

Supplemental Disclosures:
Interest paid	$6,580	$9,624
Income tax payments	185	4,945

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Operations

Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank, N.A. (“HVB”), a national banking association headquartered in Westchester County, New York and New York National Bank (“NYNB”), a national banking association headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is the successor to Hudson Valley Bank, a New York State bank originally established in 1972. NYNB is a national banking association which the Company acquired effective January 1, 2006. For the period from January 1, 2006 to November 19, 2007, NYNB was operated as a New York State bank. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York and 4 in Fairfield County, Connecticut. NYNB has 3 branch offices in Manhattan, New York and 2 in Bronx County, New York. HVB has received regulatory approval to open full service branches at 54 Broad Street, Milford, Connecticut (New Haven County), 111 Brook Street, Scarsdale, New York and 2505 Main Street, Stratford (Fairfield County), Connecticut. NYNB has notified the Office of the Comptroller of the Currency that it intends to close 2 full service branches in Manhattan in the second quarter of 2009.

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

2.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2009 and the results of its operations, comprehensive income, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2009 and 2008. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the fair value of securities available for sale and the determination of other-than-temporary impairment. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties. Methodology used in the determination of fair values of securities available for sale and other-than-temporary impairment are discussed in Notes 3 and 9 herein.

Intercompany items and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008 and notes thereto.

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non credit related, with the corresponding decline charged to other comprehensive income.

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

Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There were no interest rate contracts outstanding as of March 31, 2009 or December 31, 2008.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of March 31, 2009 and December 31, 2008 did not indicate impairment of its goodwill or identified intangible assets.

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

Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire ten years from the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 8 herein for additional discussion.

3.	Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$43,205	$188	—	$43,393
Mortgage-backed securities	333,906	5,627	$52	339,481
Obligations of states and political subdivisions	196,154	5,008	385	200,777
Other debt securities	18,599	20	10,586	8,033

Total debt securities	591,864	10,843	11,023	591,684
Mutual funds and other equity securities	9,170	780	86	9,864

Total	$601,034	$11,623	$11,109	$601,548

Classified as Held to Maturity
Mortgage-backed securities	$22,472	$713	—	$23,185
Obligations of states and political subdivisions	5,133	286	—	5,419

Total	$27,605	$999	$—	$28,604

	December 31, 2008
		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$45,206	$288	$79	$45,415
Mortgage-backed securities	371,963	3,487	1,313	374,137
Obligations of states and political subdivisions	200,858	2,341	1,710	201,489
Other debt securities	20,082	227	8,665	11,644

Total debt securities	638,109	6,343	11,767	632,685
Mutual funds and other equity securities	9,170	613	105	9,678

Total	$647,279	$6,956	$11,872	$642,363

Classified as Held to Maturity
Mortgage-backed securities	$23,859	$525	$78	$24,306
Obligations of states and political subdivisions	5,133	108	1	5,240

Total	$28,992	$633	$79	$29,546

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $17,710 and $7,422, respectively at March 31, 2009. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at March 31, 2009. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

In estimating other-than-temporary impairment (“OTTI”) losses, the Company considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuers, (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value and (4) evaluation of cash flows to determine if they have been adversely affected.

In September 2008 the Company recognized a pretax OTTI loss of $1,061 on one trust preferred security which, prior to the OTTI adjustment, had a book value of $2,000. During the three months ended March 31, 2009, an additional $1,437 pretax OTTI loss was recognized on another pooled trust preferred security due to an adverse change in its expected cash flows which indicated that the Company may not recover the entire $5,000 cost basis of the investment. Continuation or worsening of the current adverse economic conditions may result in further impairment charges in the future.

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the three months ended March 31, 2009:

Balance at January 1, 2009	—
Total OTTI credit losses at January 1, 2009	$1,061
Less: portion recognized in other comprehensive income	—

Balance at January 2009, as adjusted	1,061
Credit related impairment not previously recognized	1,437

Balance at March 31, 2009	$2,498

At March 31, 2009 and December 31, 2008, securities having a stated value of approximately $432,000 and $401,000, respectively were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the Company’s investment’s fair values and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities	$8,538	$28	$4,785	$24	$13,323	$52
Obligations of states and political subdivisions	18,488	332	1,106	53	19,594	385
Other debt securities	863	591	6,777	9,995	7,640	10,586

Total debt securities	27,889	951	12,668	10,072	40,557	11,023
Mutual funds and other equity securities	—	—	326	86	326	86

Total temporarily impaired securities	$27,889	$951	$12,994	$10,158	$40,883	$11,109

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2009.

	December 31. 2008
	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	$11,700	$79	—	—	$11,700	$79
Mortgage-backed securities	84,610	472	$79,505	$841	164,115	1,313
Obligations of states and political subdivisions	52,538	1,477	8,868	233	61,406	1,710
Other debt securities	414	102	18,207	8,563	18,621	8,665
Total debt securities	149,262	2,130	106,580	9,637	255,842	11,767

Mutual funds and other equity securities	8,128	92	83	13	8,211	105

Total temporarily impaired securities	$157,390	$2,222	$106,663	$9,650	$264,053	$11,872

Classified as Held to Maturity
Mortgage-backed securities	$1,621	$73	$974	$5	$2,595	$78
Obligations of states and political subdivisions	276	1	—	—	276	1

Total temporarily impaired securities	$1,897	$74	$974	$5	$2,871	$79

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 126 and 544, respectively, at March 31, 2009 and December 31, 2008. The Company has the ability to hold its securities to maturity or to recovery of cost. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings and are readily marketable. Therefore management does not consider these investments to be other-than-temporarily impaired at March 31, 2009. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as they continue to perform and the Company believes that current market quotes for these securities are not necessarily indicative of their value. As noted above the Company has recognized other-than-temporary impairment charges on two of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at March 31, 2009.

4.  Goodwill and Other Intangible Assets

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of March 31, 2009 and December 31, 2008.

	(000’s)
	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deposit Premium	$3,907	$1,814	$3,907	$1,674
Customer Relationships	2,470	855	2,470	808
Employment Related	516	333	516	314

Total	$6,893	$3,002	$6,893	$2,796

Intangible assets amortization expense was $205 for both three month periods ended March 31, 2009 and 2008. The annual intangible assets amortization expense is estimated to be approximately $822 in each of the three years subsequent to December 31, 2008.

Goodwill was $20,933 and $20,942 at March 31, 2009 and December 31, 2008, respectively.

5.  Income Taxes

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

The Company and its subsidiaries file various income tax returns in the U.S. federal jurisdiction and the New York State and New York City jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years 2005 through 2008. The Company is currently open to audit by New York State under the statute of limitations for the years 2007 and 2008.

The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of March 31, 2009, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the three months ended March 31, 2009.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$6,592	$8,447
Denominator:
Denominator for basic earnings per common share — weighted average shares	10,648,397	10,849,436
Effect of dilutive securities:
Stock options	257,885	441,278

Denominator for diluted earnings per common share — adjusted weighted average shares	10,906,282	11,290,714
Basic earnings per common share	$0.62	$0.78
Diluted earnings per common share	$0.60	$0.75
Dividends declared per share	$0.47	$0.45

In December 2008, the Company declared a 10% stock dividend. Share and per share amounts for 2008 have been retroactively restated to reflect the issuance of the additional shares.

7.  Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic benefit cost of the defined benefit plans (dollars in thousands).

	Three Months
	Ended
	March 31,
	2009	2008

Service cost	$84	$102
Interest cost	151	144
Amortization of transition obligation	—	24
Amortization of prior service cost	11	5
Amortization of net loss	181	148

Net periodic benefit cost	$427	$423

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2008 Annual Report on Form 10-K that it expected to contribute $611 to the unfunded defined benefit plans during 2009. For the three month period ended March 31, 2009, the Company contributed $153 to these plans.

8.	Stock-Based Compensation

The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. The Company anticipates that more than 75% of options granted will vest. In accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation cost relating to share-based payment transactions is recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods.

The following table summarizes stock option activity for the three month period ended March 31, 2009:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value(1)	Contractual
	Shares	Price	($000’s)	Term(Yrs.)

Outstanding at December 31, 2008	698,612	$27.54
Granted	—	—
Exercised	(8,905)	47.29
Forfeited or Expired	(336)	26.51

Outstanding at March 31, 2009	689,371	27.55	$9,275	4.6
Exercisable at March 31, 2009	542,468	24.99	$8,687	4.5
Available for future grant	959,579

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three month period ended March 31, 2009. The following table illustrates the assumptions used in the valuation model for activity during the three month period ended March 31, 2008.

	Three months
	ended
	March 31,
	2009	2008

Weighted average assumptions:
Dividend yield	—	3.6%
Expected volatility	—	30.9%
Risk-free interest rate	—	3.8%
Expected lives (years)	—	7.0

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

The weighted average fair values of options granted during the three month period ended March 31, 2008 was $11.61 per share. Net compensation expense of $66 and $218 related to the Company’s stock option plans was included in net income for the three month periods ended March 31, 2009 and 2008, respectively. The total tax benefit related thereto was $3 and $3 for the three month periods ended March 31, 2009 and 2008, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $710 at March 31, 2009. This expense is expected to be recognized over a weighted-average period of 2.0 years.

9.	Fair Value

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

The Company’s available for sale securities at March 31, 2009 and December 31, 2008 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable input (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments.

Assets and liabilities measured at fair value at March 31, 2009 and December 31, 2008 are summarized below:

	Fair Value Measurements at March 31, 2009 Using
	(000’s)
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable	Total
	for Identical	Observable Inputs	Inputs	March 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2009

Measured on a recurring basis:
Available for sale securities	—	$594,126	$7,422	$601,548
Measured on a non-recurring basis:
Impaired loans(1)	—	—	$9,351	$9,351
Other Real Estate Owned(2)	—	—	5,455	5,455

	Fair Value Measurements at December 31, 2008
	(000’s)
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable	Total
	for Identical	Observable Inputs	Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2008

Measured on a recurring basis:
Available for sale securities	—	$631,577	$10,786	$642,363
Measured on a non-recurring basis:
Impaired loans(1)	—	—	$11,284	$11,284

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on March 31, 2009 was $9.4 million for which a specific allowance of $0.4 has been established within the allowance for loan losses. The recorded investment in impaired loans was $11.3 million on December 31, 2008 for which no specific allowance had been established within the allowance for loan losses.
(2)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2009 and 2008:

Level 3 Assets
Measured on a
Recurring Basis
(000’s)

Beginning balance as of January 1, 2009	$10,786
Transfers into (out of) Level 3	—
Total unrealized loss included in comprehensive income(1)	(1,927)
Principal payments	—
Total realized loss included in the statement of income(2)	(1,437)

Balance as of March 31, 2009	$7,422

Level 3 Assets
Measured on a
Recurring Basis
(000’s)

Beginning balance as of January 1, 2008	—
Transfers into (out of) Level 3	$18,309

Balance as of March 31, 2008	$18,309

(1)	Reported under “Unrealized gain on securities available for sale arising during the period”.

(2)	Reported under “Realized (loss) on securities available for sale, net”.

10.	Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2009 and December 31, 2008 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$74.5	$74.5	$52.1	$52.1
Held to maturity securities, FHLB stock and accrued interest	43.1	44.1	49.6	50.1
Loans and accrued interest	1,722.2	1,732.3	1,698.4	1,700.7
Liabilities:
Deposits with no stated maturity and accrued interest	1,737.7	1,737.7	1,547.4	1,547.4
Time deposits and accrued interest	326.0	326.6	295.7	294.8
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	60.6	60.6	269.6	269.6
Other borrowings and accrued interest	196.3	186.7	197.7	186.1
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

11.  Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP No. 157-4 (“FSP No. 157-4”) “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” to provide guidance for determining fair value when there is no active market or where price inputs represent distressed sales. It reaffirms the fair value measurement objective of FAS No. 157 to reflect how much an asset would be sold for in an orderly transaction under current market conditions. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. The early adoption of FSP No. 157-4 by the Company did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. 115-2 & 124-2 “Recognition and Presentation of Other-Than Temporary Impairments: (“FSP No. 115-2”). FSP No. 115-2 eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, FSP No. 115-2 requires the issuer to recognize an other-than-temporary-impairment (“OTTI”) in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, FSP No. 115-2 provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. The early adoption of FSP No. 115-2 by the Company did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. 107-1 and APB No 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Previously, these disclosures were only required in annual financial statements. FAS No. 107-1 requires disclosures in interim financial statements that provide qualitative and quantitative information about fair value estimates. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. The early adoption of FSP No. 107-1 by the Company did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

Other — Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

12.	Financial Crisis and Recent Regulatory Actions

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

This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2009 and December 31, 2008, and consolidated results of operations for the three month periods ended March 31, 2009 and March 31, 2008. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, NA and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and New York National Bank and its subsidiaries 369 East 149th Street Corp and 369 East Realty Corp. (collectively “NYNB”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2008 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2008 Annual Report on Form 10-K.

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, portions of New York City and Fairfield County, Connecticut. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate and potential risks associated with the impact of regulatory changes that may take place in reaction to the current crisis in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of the Company’s loans.

The year 2008 marked the beginning of an extremely difficult period for the overall economy in general and for the financial services industry in particular. This wide ranging economic downturn, which has had extremely negative effects on all financial sectors both domestic and foreign, has continued into 2009. During 2008 we witnessed the financial collapse of several financial institutions including the country’s largest savings bank and two large Wall Street investment banking firms. In addition, the U.S. Congress has enacted unprecedented financial assistance legislation in an attempt to shore up the financial markets and provide needed credit to a faltering economy. Perhaps the most severe impact of this downturn has been felt by the real estate industry, which is a major source of both the deposit and loan businesses of the Company. The Company experienced a general decline in average deposit balances of customers in all sectors of the real estate industry as activity has been severely curtailed as a result of the current economic downturn. In addition, the Company has experienced sharp declines in the value of real estate collateral supporting the majority of its loans, and the continued lack of a liquid market for a small part of its investment portfolio. The effects of these conditions have continued, and in some cases worsened during the first quarter of 2009 as unemployment has continued to rise and real estate values have continued to decline. Despite these conditions, the Company was able to effectively offset the decline in average deposit balances of certain existing customers with new deposit activity, while continuing to provide lending availability to its customers. Management expects that the Company will experience continued pressure from these adverse conditions throughout 2009 and beyond.

Net income for the three month period ended March 31, 2009 was $6.6 million or $0.60 per diluted share, a decrease of $1.8 million or 21.4 percent compared to $8.4 million or $0.75 per diluted share in three month period ended March 31, 2008. The decline in net income resulted primarily from a significantly higher provision for loan losses in 2009, a higher adjustment for other-than-temporary impairment of investments, higher noninterest expense and lower noninterest income, partially offset by higher net interest income and lower income taxes.

Total deposits increased $220.3 million during the three month period ended March 31, 2009. Approximately $30.0 million of this growth resulted in an increase in the Company’s utilization of brokered certificates of deposit and approximately $75.0 million of this growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the recent increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. In addition to the above mentioned deposit growth, the Company also experienced significant growth in new customers both in existing branches and new branches added during 2008. This growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce short term borrowings and to fund loan growth.

Total loans grew slightly during the three month period ended March 31, 2009 as the Company continued to provide lending availability to new and existing customers. This growth, however, was accompanied by a continued slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed real estate projects which have been adversely impacted by the severe economic conditions currently affecting the real estate markets.

The Company’s noninterest income decreased in 2009, primarily as a result of decreases in investment advisory fees of its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York. Fee income from this source began to decline in the fourth quarter of 2008 and is expected to continue to decline, at least in the near term, as a result of the effects of significant declines in both domestic and international markets. At March 31, 2009, A.R. Schmeidler & Co., Inc. had approximately $1.0 billion of assets under management compared to approximately $1.4 billion at March 31, 2008.

Nonperforming assets increased dramatically during the first quarter of 2009 as overall asset quality continues to be adversely affected by the current state of the economy. During the three month period ended March 31, 2009, the Company has experienced a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans which began in the second half of 2008. However, as a result of the Company’s conservative underwriting and investment standards both before and during the current economic crisis, the Company’s overall asset quality continues to be satisfactory. The Company does not originate loans similar to payment option loans or loans that allow for negative interest amortization. The Company does not engage in sub-prime lending nor does it offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers. At March 31, 2009, the Company had no sub-prime loans in its portfolio. In addition, the Company has not invested in mortgage-backed securities secured by sub-prime loans. These conservative practices somewhat protected the Company from the immediate effects of the early stages of the current financial crisis. However, the severity of the economic downturn has since extended well beyond the sub-prime lending issue, and has resulted in declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the present shortage of available residential mortgage financing, have put downward pressure on the overall asset quality of virtually all financial institutions, including the Company. Continuation or worsening of such conditions could have additional significant adverse effects on asset quality in the future.

The 500 basis point reduction of short-term interest rates from September 2007 through December 2008 has resulted in a steeper yield curve by late 2008 and into the first quarter of 2009. However, with interest rates at historical low levels, availability of long-term financing at interest rates attractive to the Company has been limited. This has resulted in many financial institutions including the Company replacing maturing long-term borrowings with short-term debt. While replacing long-term borrowings with lower cost short-term debt may have a positive impact on net interest income in the near term, this condition presents additional challenges in the ongoing management of interest rate risk to the extent that these borrowings are utilized to fund longer term assets at fixed rates.

As a result of the effects of interest rates, growth in the Company’s loan and deposit portfolios and other asset/liability management activities, tax equivalent basis net interest income increased by $2.4 million or 8.9 percent to $29.5 million for the three month period ended March 31, 2009, compared to $27.1 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.2 million in 2009 and $1.2 million in 2008.

Non interest income, excluding securities net gains and losses, was $4.1 million for the three month period ended March 31, 2009, a decrease of $0.7 million or 14.6 percent compared to $4.8 million for the same period in the prior year. The decrease was primarily due to a $0.8 million reduction in the investment advisory fees of A.R. Schmeidler & Co., Inc., partially offset by increased income from bank owned life insurance and higher deposit activity and other service fees. Investment advisory fee income is expected to decline at least in the near term, due to the current difficulties in the global financial markets. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $1.4 million and $0.5 million, respectively for the three month periods ended March 31, 2009 and 2008. The 2009 loss was related to the Company’s investment in a pooled trust preferred security. The 2008 loss related to the Company’s investment in a mutual fund which was subsequently sold in April 2008 without additional loss. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their value.

Non interest expense was $18.4 million for the three month period ended March 31, 2009, an increase of $1.4 million or 8.2 percent compared to $17.0 million for the same period in the prior year. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes. The increase also reflects a significant increase in FDIC deposit premiums. These additional premiums were imposed by the FDIC to replenish shortfalls in the FDIC Insurance Fund which has resulted from the current economic crisis. Additional significant premium increases are expected for the remainder of 2009.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at March 31, 2009 reflects moderate near term interest rate risk with the Company’s net interest income decreasing slightly if rates fall and increasing slightly if rates rise.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. While the current adverse economic situation has put pressure on the availability of liquidity in the marketplace, the Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs. In addition, the Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB and NYNB each exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at March 31, 2009. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non credit related, with the corresponding decline charged to other comprehensive income.

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of March 31, 2009 and December 31, 2008 did not indicate impairment of its goodwill or identified intangible assets.

Results of Operations for the Three Month Periods Ended March 31, 2009 and March 31, 2008

Summary of Results

The Company reported net income of $6.6 million for the three month period ended March 31, 2009, a decrease of $1.8 million or 21.4 percent compared to $8.4 million for the same period in the prior year. The decrease in net income in the current year period, compared to the prior year period, reflected a significantly higher provision for loan losses, higher noninterest expense, higher recognized impairment charges on securities available for sale and lower noninterest income, partially offset by higher net interest income and lower income taxes. Recognized impairment charges on securities available for sale totaled of $1.4 million and $0.5 million, respectively, for the three month periods ended March 31, 2009 and 2008. The 2009 loss was related to the Company’s investment in a pooled trust preferred security. The 2008 loss related to the Company’s investment in a mutual fund which was subsequently sold in April 2008 without additional loss.

Diluted earnings per share were $0.60 for the three month period ended March 31, 2009, a decrease of $0.15 or 20.0 percent compared to $0.75 for the same period in the prior year. This decrease is a direct result of the changes in net income in the current year period compared to the prior year period. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December 2008. Annualized returns on average stockholders’ equity and average assets were 13.1 percent and 1.0 percent for the three month period ended March 31, 2009, compared to 16.2 percent and 1.5 percent for the same period in the prior year. Annualized returns on adjusted average stockholders’ equity were 13.0 percent for the three month period ended March 31, 2009, compared to 16.3 percent for the same period in the prior year. Adjusted average stockholders’ equity excludes the effects of net unrealized losses, net of tax, on securities available for sale of $1.4 million for the three month period ended March 31, 2009 and net unrealized gains, net of tax, of $0.5 million for the same period in the prior year. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measures more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates.

  Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2009 and March 31, 2008, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the federal statutory rate of 35 percent in 2009 and 2008.

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)			(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$7,893	$5	0.25%	$5,633	$46	3.27%
Federal funds sold	5,606	10	0.71	67,114	627	3.74
Securities:(1)
Taxable	474,535	5,447	4.59	560,541	6,882	4.91
Exempt from federal income taxes	204,462	3,318	6.49	214,470	3,452	6.44
Loans, net(2)	1,696,565	27,017	6.37	1,321,788	25,302	7.66

Total interest earning assets	2,389,061	35,797	5.99	2,169,546	36,309	6.69

Non interest earning assets:
Cash and due from banks	41,449			46,949
Other assets	115,977			99,043

Total non interest earning assets	157,426			145,992

Total assets	$2,546,487			$2,315,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$680,092	$2,220	1.31%	$656,850	$3,558	2.17%
Savings	95,796	115	0.48	93,775	217	0.93
Time	313,109	1,306	1.67	260,426	2,217	3.41
Checking with interest	182,106	195	0.43	157,134	426	1.08
Securities sold under repurchase agreements and other short-term borrowings	195,122	314	0.64	92,128	480	2.08
Other borrowings	196,810	2,101	4.27	210,839	2,328	4.42

Total interest bearing liabilities	1,663,035	6,251	1.50	1,471,152	9,226	2.51

Non interest bearing liabilities:
Demand deposits	651,138			605,236
Other liabilities	29,143			31,358

Total non interest bearing liabilities	680,281			636,594

Stockholders’ equity(1)	203,171			207,792

Total liabilities and stockholders’ equity(1)	$2,546,487			$2,315,538

Net interest earnings		$29,546			$27,083

Net yield on interest earning assets			4.95%			4.99%

(1)	Excludes net unrealized gains (losses) on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,161 and $1,208 for the three month periods ended March 31, 2009 and March 31, 2008, respectively.

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2009 and March 31, 2008.

	(000’s)
	Three Month Period Increase
	(Decrease) Due to Change in
	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$18	$(59)	$(41)
Federal funds sold	(575)	(42)	(617)
Securities:
Taxable	(1,056)	(379)	(1,435)
Exempt from federal income taxes(2)	(161)	27	(134)
Loans, net	7,174	(5,459)	1,715

Total interest income	5,400	(5,912)	(512)

Interest expense:
Deposits:
Money market	126	(1,464)	(1,338)
Savings	5	(107)	(102)
Time	448	(1,359)	(911)
Checking with interest	68	(299)	(231)
Securities sold under repurchase agreements and other short-term borrowings	537	(703)	(166)
Other borrowings	(155)	(72)	(227)

Total interest expense	1,029	(4,004)	(2,975)

Increase in interest differential	$4,371	$(1,908)	$2,463

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2009 and 2008.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The Federal Reserve began to steadily lower key short-term rates in late September 2007. These actions resulted in a combined 5.00% reduction of short-term rates from September 2007 through December 2008 resulting in some improvement in the yield curve, however, with interest rates at such historically low levels and the current financial crisis continuing to deepen, availability of long-term borrowings at reasonable rates has been limited. Replacing maturing long-term borrowings and funding new loan growth with lower cost short-term borrowings has had a positive impact on net interest income, particularly in the latter part of 2008 and the first quarter of 2009. This positive impact was somewhat offset by the negative effect of the combination of the declining short-term interest rate environment, the Company’s high level of noninterest sensitive deposits and significant increases in the Company’s nonperforming assets. The Company expects continued downward pressure on net interest income for the near future.

The Company has made efforts throughout this period of declining interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. During 2008 and continuing in 2009, the Company increased the number of loans originated with interest rate floors and, as part of the continuation of a planned reduction of the Company’s investment portfolio, utilized cash flow from maturing investment securities to fund loan growth. These actions were conducted partially in reaction to severely declining interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets. The result of these efforts, together with continued growth in the core businesses of loans and deposits has enabled the Company to grow net interest income in the first quarter of 2009 and, given the difficulties being encountered in the current economic crisis, to maximize the effective repositioning of its portfolios from both asset and interest rate risk perspectives.

Net interest income increased $2.5 million or 9.7 percent to $28.4 million for the three month period ended March 31, 2009, compared to $25.9 million for the same period in the prior year. Net interest income, on a tax equivalent basis, increased $2.4 million or 8.9 percent to $29.5 million for the three month period ended March 31, 2009, compared to $27.1 million for the same period in the prior year. The increases in 2009, compared to 2008, primarily resulted from an increase of $27.8 million or 4.0 percent in the excess of average interest earning assets over average interest bearing liabilities to $726.1 million in 2009 from $698.3 million in 2008, partially offset by slight decreases in the net interest margin and tax equivalent basis net interest margin to 4.75 percent and 4.95 percent, respectively, for the three month period ended March 31, 2009 from 4.77 percent and 4.99 percent for the same period in the prior year. The effect of the adjustment to tax equivalent basis net interest income was $1.2 million and $1.2 million for 2009 and 2008, respectively.

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume increases in loans and interest earning deposits, partially offset by volume decreases in investments and Federal funds sold and a lower average yield on interest earning assets resulted in higher interest income for the three month period ended March 31, 2009, compared to the same period in the prior year. Average interest earning assets increased $219.6 million or 10.1 percent to $2,389.1 million during the three month period ended March 31, 2009, compared to $2,169.5 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans increased $374.8 million or 28.4 percent to $1,696.6 million for the three month period ended March 31, 2009, compared to $1,321.8 million for the same period in the prior year. The increase in average net loans reflects the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. The average yield on loans was 6.37 percent for the three month period ended March 31, 2009, compared to 7.66 percent for the same period in the prior year. As a result, interest income on loans increased during the three month period ended March 31, 2009, compared to the prior year period, due to higher volume, partially offset by lower interest rates.

Average total securities, including FHLB stock and excluding average net unrealized losses, decreased $96.0 million or 12.4 percent to $679.0 million for the three month period ended March 31, 2009, compared to $775.0 million for the same period in the prior year. The decrease in average total securities in the 2009 period, compared to the same period in 2008, resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. During the three month period ended March 31, 2009, management utilized cash flow from maturing investments to fund loan growth and to reduce short term borrowings. The average tax equivalent basis yield on securities was 5.16 percent for the three month period ended March 31, 2009, compared to 5.33 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities was lower for the three month period ended March 31, 2009, compared to the same period in the prior year, due to lower volume and lower interest rates.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $2.9 million or 31.5 percent to $6.3 million for the three month period ended March 31, 2009, compared to $9.2 million for the same period in the prior year. Average interest bearing liabilities increased $191.8 million or 13.0 percent to $1,663.0 million for the three month period ended March 31, 2009, compared to $1,471.2 million for the same period in the prior year. The increase in average interest bearing liabilities in 2009, compared to 2008, was due to volume increases in money market deposits, checking with interest, time deposits, savings deposits and short-term borrowings, partially offset by a volume decrease in other borrowed funds. Overall deposits increased from new customers, existing customers, continued growth resulting from the opening of new branches and volume increases in the Company’s usage of brokered certificates of deposit , partially offset by reductions in average balances of certain customers involved in the real estate industry due to the effects of the current severe economic downturn. The average interest rate paid on interest bearing liabilities was 1.50 percent for the three month period ended March 31, 2009, compared to 2.51 percent for the same period in the prior year. As a result of these factors, interest expense was lower in 2008, compared to 2007, due to lower interest rates, partially offset by higher volume.

Average non interest bearing demand deposits increased $45.9 million or 7.6 percent to $651.1 million for the three month period ended March 31, 2009, compared to $605.2 million for the same period in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2009 and 2008 is as follows:

	Three Month
	Period Ended
	March 31,
	2009	2008

Average interest rate on:
Total average interest earning assets	5.99%	6.69%
Total average interest bearing liabilities	1.50	2.51
Total interest rate spread	4.49	4.18

Interest rate spreads increased in the current year period compared to the prior year period. This increase resulted from a greater decrease in the average interest rates on interest bearing liabilities over that of interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread, and additional compression in net interest rate spread may occur in the future.

Provision for Loan Losses

The Company recorded a provision for loan losses of $3.0 million and $0.3 million for the three month periods ended March 31, 2009 and 2008, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income

Non interest income decreased $1.5 million, or 35.7 percent to $2.7 million for the three month period ended March 31, 2009, compared to $4.2 million for the prior year period. Decreases in investment advisory fees and increases in net realized losses on securities available for sale were partially offset by increases in service charges and other income.

Service charges income increased $0.1 million or 6.7 percent to $1.6 million for the three month period ended March 31, 2009, compared to $1.5 million for the prior year period. The increase was primarily due to growth in deposit activity and other services charges and increases in scheduled fees.

Investment advisory fee income for the three month period ended March 31, 2009 decreased $0.8 million or 29.6 percent to $1.9 million from $2.7 million in the prior year period. The decrease was primarily due to a net decrease in the market values of assets under management which was primarily as a result of the current difficulties in the global financial markets.

The Company recognized impairment charges on securities available for sale of $1.4 million and $0.5 million for the three month periods ended March 31, 2009 and 2008, respectively. The 2009 charge resulted from an other-than-temporary-impairment adjustment related to the Company’s investment in a pooled trust preferred security. The 2008 charge resulted from an other-than-temporary-impairment adjustment related to the Company’s investment in a mutual fund.

Other income for the three month period ended March 31, 2009 increased $0.1 million or 20.0 percent to $0.6 million from $0.5 million in the prior year period. The increase was primarily the result of increased rental income, debit card income and income on bank owned life insurance.

Non Interest Expense

Non interest expense for the three month period ended March 31, 2009 increased $1.4 million or 8.2 percent to $18.4 million from $17.0 million in the prior year period. These increases reflect the overall growth of the Company and resulted from increases in occupancy expense and FDIC assessments partially offset by decreases in salaries and employee benefits and other operating costs.

Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2009 decreased $0.1 million or 1.0 percent to $9.8 million from $9.9 million in the prior year period. This decrease resulted from a reduction in the accrual for incentive compensation partially offset by the addition of staff to accommodate the growth in loans and deposits and the opening of new branches.

Occupancy expense for the three month period ended March 31, 2009 increased $0.3 million or 16.7 percent to $2.1 million from $1.8 million in prior year period. This increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services for the three month period ended March 31, 2009 was essentially unchanged from the prior year period.

Equipment expense for the three month period ended March 31, 2009 was essentially unchanged from the prior year period.

Business development expense for the three month period ended March 31, 2009 was essentially unchanged from the prior year period.

The assessment of the Federal Deposit Insurance Corporation (“FDIC”) for the three month period ended March 31, 2009 increased $1.5 million to $1.6 million from $0.1 million in the prior year period. The increase was due to additional premiums that were imposed by the FDIC to replenish shortfalls in the FDIC Insurance Fund which resulted from the current economic crisis. Additional significant premium increases are expected for the remainder of 2009.

Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2009 compared to March 31, 2008, were due to the following:

•	Increase of $62,000 (93.5%) in other insurance expense, resulting from increases in banker’s professional and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance policies.

•	Decrease of $248,000 (44.8%) in stationery and printing costs due to decreased consumption.

•	Decrease of $50,000 (19.6%) in communication cost due to the implementation of more efficient systems.

•	Decrease of $24,000 (10.8%) in courier costs due to the implementation of a remote capture system.

•	Increase of $65,000 (62.6%) in other loan expenses due to costs associated with properties held in other real estate owned and increased collection costs.

•	Increase of $205,000 (30.6%) in outside services due to the outsourcing of certain product processes.

•	Decrease of $45,000 (37.8%) in dues, meetings and seminars due to decreased participation in such events.

Income Taxes

Income taxes of $3.0 million and $4.4 million were recorded in the three month periods ended March 31, 2009, and 2008, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York

City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 31.5 percent for the three month period ended March 31, 2009 compared to 34.2 percent for the same period in the prior year. The decrease in the overall effective tax rates for 2009, compared to the prior year period, resulted primarily from a decrease in the percentage of income subject to New York State income taxes.

In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years 2005 through 2008. The Company is currently open to audit by New York State under the statute of limitations for the years 2007 and 2008. Other pertinent tax information is set forth in the Notes to Condensed Consolidated Financial Statements included elsewhere herein.

Financial Condition

Assets

The Company had total assets of $2,546.2 million at March 31, 2009, an increase of $5.3 million or 0.2 percent from $2,540.9 million at December 31, 2008.

Federal Funds Sold

Federal funds sold totaled $22.1 million at March 31, 2009, an increase of $15.4 million or 229.9 percent from $6.7 million at December 31, 2008. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

Securities and FHLB Stock

The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $25.7 million at March 31, 2009 and were comprised primarily of obligations of municipalities located within the Company’s market area.

Securities totaled $629.2 million at March 31, 2009, a decrease of $42.2 million or 6.3 percent from $671.4 million at December 31, 2008. Securities classified as available for sale, which are recorded at estimated fair value, totaled $601.5 million at March 31, 2009, a decrease of $40.9 million or 6.4 percent from $642.4 million at December 31, 2008. Securities classified as held to maturity, which are recorded at amortized cost, totaled $27.6 million at March 31, 2009, a decrease of $1.4 million or 4.8 percent from $29.0 million at December 31, 2008. The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at March 31, 2009:

		Gross
	Amortized	Unrealized		Estimated
Classified as Available for Sale	Cost	Gains	Losses	Fair Value
		(000’s)

U.S. Treasuries and government agencies	$43,205	$188	—	$43,393
Mortgage-backed securities	333,906	5,627	$52	339,481
Obligations of state and political subdivisions	196,154	5,008	385	200,777
Other debt securities	18,599	20	10,586	8,033

Total debt securities	591,864	10,843	11,023	591,684
Mutual funds and other equity securities	9,170	780	86	9,864

Total	$601,034	$11,623	$11,109	$601,548

Classified as Held to Maturity
Mortgage-backed securities	$22,472	$713	—	$23,185
Obligations of state and political subdivisions	5,133	286	—	5,419

Total	$27,605	$999	$—	$28,604

U.S. Treasury and government agency obligations classified as available for sale totaled $43.4 million at March 31, 2009, a decrease of $2.0 million or 4.4 percent from $45.4 million at December 31, 2008. The decrease was due to maturities and calls of $36.1 million which were partially offset by purchases of $34.1 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at March 31, 2009 or at December 31, 2008.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $339.5 million at March 31, 2009, a decrease of $34.6 million or 9.2 percent from $374.1 million at December 31, 2008. The decrease was due to maturities and principal paydowns of $40.0 million which were partially offset by purchases of $2.0 million and other increases of $3.4 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $22.5 million at March 31, 2009, a decrease of $1.4 million or 5.9 percent from $23.9 million at December 31, 2008. The decrease was due to maturities and principal paydowns of $1.4 million.

Obligations of state and political subdivisions classified as available for sale totaled $200.8 million at March 31, 2009, a decrease of $0.7 million or 0.3 percent from $201.5 million at December 31, 2008. The decrease was due to maturities and calls of $5.3 million which was partially offset by other increases of $4.0 million and purchases of $2.0 million Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both March 31, 2009 and December 31, 2008. The combined available for sale and held to maturity obligations at March 31, 2009 were comprised of approximately 72 percent of New York State political subdivisions and 28 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities classified as available for sale decreased $3.6 million, or 31.0 percent, to $8.0 million at March 31, 2009 from $11.6 million at December 31, 2008. The decrease was due to other changes of $3.6 million. Included in other changes was a $1.4 million pretax loss for other than temporary impairment related to the Company’s investment in a pooled trust preferred security, $1.9 million of unrealized losses on the remainder of the pooled trust preferred securities and $0.3 million of unrealized losses on other debt securities. These pooled trust preferred securities, while continuing to perform have suffered severe declines in estimated fair value primarily as a result of illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. The Company has recognized $2.5 million in other-than-temporary-impairment charges over the past twelve months, related to its investments in pooled trust preferred securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional other-than-temporary impairment of these securities.

Mutual funds and other equity securities totaled $9.9 million at March 31, 2009, an increase of $0.2 million or 2.1 percent from $9.7 million at December 31, 2008. All mutual funds and other equity securities are classified as available for sale.

The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $11.0 million at March 31, 2009, compared to $20.5 million at December 31, 2008.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2009 or December 31, 2008.

Loans

Net loans totaled $1,715.9 million at March 31, 2009, an increase of $38.3 million or 2.3 percent from $1,677.6 million at December 31, 2008. The increase resulted principally from a $33.4 million increase in commercial real estate loans, $25.1 million increase in residential real estate loans, $12.0 million increase in construction loans, and $1.5 million increase in lease financing which were partially offset by a $29.6 million decrease in commercial and industrial loans and a $2.7 million decrease in loans to individuals The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration.

Major classifications of loans at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(000’s)

Real Estate:
Commercial	$676,263	$642,923
Construction	266,983	254,837
Residential	434,516	409,431
Commercial and industrial	328,462	358,076
Individuals	18,775	21,536
Lease financing	19,963	18,461

Total	1,744,962	1,705,264
Deferred loan fees, net	(4,907)	(5,116)
Allowance for loan losses	(24,199)	(22,537)

Loans, net	$1,715,856	$1,677,611

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more and still accruing and other real estate owned as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(000’s except percentages)

Non-accrual loans at period end	$27,859	$11,284
Loans past due 90 days or more and still accruing	5,885	7,019
Other real estate owned	5,455	5,467
Nonperforming assets to total assets at period end	1.31%	0.66%

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $516,000 and $876,000 for the three month period ended March 31, 2009 and the year ended December 31, 2008, respectively. There was no interest income on nonperforming assets included in net income for the three month period ended March 31, 2009 and the year ended December 31, 2008.

A summary of nonperforming assets as of March 31, 2009 and December 31, 2008 follows:

	March 31,	December 31,	Increase
	2009	2008	(Decrease)

Non-accrual loans:
Real Estate:
Commercial	$2,231	$2,241	$(10)
Construction	12,502	2,824	9,678
Residential	11,933	4,618	7,315

Total Real Estate	26,666	9,683	16,983
Commercial & Industrial	1,193	1,601	(408)
Lease Financing & Individuals	—	—	—

Total Non-accrual loans	27,859	11,284	16,575

Other Real Estate Owned	5,455	5,467	(12)

Total Nonperforming assets	$33,314	$16,751	$16,563

Nonperforming assets to total assets at period end	1.31%	0.66%

The overall increases in nonperforming assets has partially resulted from the current severe economic slowdown, which has had negative effects on home sales and available financing, particularly in the residential real estate sector. Continuation of this condition could result in additional increases in nonperforming assets and charge-offs in the future.

During the three month period ended March 31, 2009:

•	Nonperforming construction loans increased $9.7 million resulting from the transfer of seven loans totaling $9.7 million.

•	Nonperforming residential loans increased $7.3 million resulting from the transfer of three loans totaling $7.9 million, partially offset by charge-offs of $0.6 million.

•	Nonperforming commercial and industrial loans decreased $0.4 million resulting from charge-offs of $0.7 million which was partially offset by the transfer of five loans totaling $0.3 million.

At March 31, 2009, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $16.6 million to $27.9 million at March 31, 2009 from $11.3 million at December 31, 2008. Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $27.9 million and $11.3 million at March 31, 2009 and December 31, 2008, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At March 31, 2009, the Company had $0.4 million of specific reserves specifically allocated to an impaired loan. At December 31, 2008 there was no allowance for loan losses specifically allocated to impaired and other identified problem loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change
	March 31,	During	December 31,
Components	2009	2009	2008

Specific:
Real Estate:
Commercial	—	—	—
Construction	$440	$440	—
Residential	—	—	—
Commercial and Industrial	—	—	—
Lease Financing and individuals	—	—	—

Total Specific component	$440	$440	—

Formula:
Real Estate:
Commercial	$8,355	$135	$8,220
Construction	4,170	500	3,670
Residential	4,922	728	4,194
Commercial and Industrial	6,276	4	6,272
Lease Financing and individuals	36	(145)	181

Total Formula component	$23,759		$22,537

Total Allowance	$24,199		$22,537

Net Change		$1,662
Net Charge-offs		(1,303)

Provision for loan losses		$2,965

		Change
	March 31,	During	December 31,
Components	2008	2008	2007

Specific:
Real Estate:
Commercial	—	—	—
Construction	—	$(500)	$500
Residential	$933	(17)	950
Commercial and Industrial	252	45	207
Lease Financing and individuals	30	(90)	120

Total Specific component	$1,215	$(562)	$1,777

Formula:
Real Estate:
Commercial	$4,267	$40	$4,227
Construction	3,120	(41)	3,161
Residential	2,752	(216)	2,968
Commercial and Industrial	4,163	(882)	5,045
Lease Financing and individuals	710	521	189

Total Formula component	$15,012	$(578)	$15,590

Total Allowance	$16,227		$17,367

Net Change		(1,140)
Net Charge-offs		(1,471)

Provision for loan losses		$331

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value, as provided in SFAS No. 114 and SFAS No. 118. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. We generally record partial charge-offs for impaired loans where the fair value is less than the carrying amount, that are real estate collateral dependent and for which we utilize independent appraisals in determining the fair value of the collateral. At March 31, 2009, the Company had $0.4 million of specific reserves allocated to an impaired loan. There were no specific reserves assigned to impaired loans as of December 31, 2008. The Company’s analysis indicated that these loans were principally real estate collateral dependent or guaranteed under U.S. government programs and that, with the exception of one loan for which a specific reserve was assigned at March 31, 2009 there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the formula component of the allowance for loan losses at March 31, 2009:

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. During the three month period ended March 31, 2009, these factors have generally continued to worsen. Further deterioration in the economy in general and business conditions in the Company’s primary market area continue. During the fourth quarter of 2008 and continuing through the first quarter of 2009, housing prices have significantly declined and the availability of mortgage financing is limited. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are considered in the determination of the formula component of the allowance. During the three month period ended March 31, 2009, the market for new construction has continued to slow significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the three month period ended March 31, 2009, nonperforming assets and delinquencies have increased. We believe this increase is due to current trends within the economy and our local market area.

•	Loan Participations — We purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships is considered in the determination of the formula component of the allowance for loan losses.

A summary of the activity in the allowance for loans losses for the three month periods ended March 31, 2009 and 2008 is as follows:

	March 31,	March 31,
	2009	2008
	(000’s except percentages)

Net loans outstanding at period end	$1,715,856	$1,361,768

Average net loans outstanding for the period	1,696,565	1,321,788

Allowance for loan losses:
Beginning balance	22,537	17,367
Provision charged to expense	2,965	331

	25,502	17,698

Charge-offs and recoveries during the period
Charge offs:
Real Estate:
Commercial	—	(71)
Construction	—	(775)
Residential	(611)	(26)
Commercial and industrial	(684)	(130)
Lease financing and individuals	(31)	(524)
Recoveries:
Real Estate:
Commercial	—	—
Construction	—	—
Residential	—	—
Commercial and industrial	13	42
Lease financing and individuals	10	13

Net charge-offs during the period	(1,303)	(1,471)

Balance at period end	$24,199	$16,227

Ratio of net charge-offs to average net loans outstanding during the period	0.08%	0.09%
Ratio of allowance for loan losses to gross loans outstanding at the end of the period	1.39%	1.18%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	March 31, 2009
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amounts	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$8,355	$676,263	38.76%
Construction	4,610	266,983	15.30%
Residential	4,921	434,516	24.90%
Commercial and Industrial	6,276	328,462	18.82%
Lease Financing and individuals	37	38,738	2.22%

Total	$24,199	$1,744,962	100.00%

	December 31, 2008
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amounts	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$8,220	$642,923	37.70%
Construction	3,670	254,837	14.94%
Residential	4,194	409,431	24.01%
Commercial and Industrial	8,272	358,076	21.00%
Lease Financing and individuals	181	39,997	2.35%

Total	$24,537	$1,705,264	100.00%

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations

  Deposits

Deposits totaled $2,059.6 million at March 31, 2009, an increase of $220.3 million or 12.0 percent from $1,839.3 million at December 31, 2008. Approximately $30.0 of this growth resulted from an increase in the Company’s utilization of brokered certificates of deposits and approximately $75.0 million of this growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. The following table presents a summary of deposits at March 31, 2009 and December 31, 2008:

	(000’s)
	March 31,	December 31,	Increase
	2009	2008	(Decrease)

Demand deposits	$662,282	$647,828	$14,454
Money market accounts	739,805	631,948	107,857
Savings accounts	96,438	99,022	(2,584)
Time deposits of $100,000 or more	156,649	156,481	168
Time deposits of less than $100,000	168,745	138,504	30,241
Checking with interest	235,696	165,543	70,153

Total Deposits	$2,059,615	$1,839,326	$220,289

Borrowings

Total borrowings were $257.4 million at March 31, 2009, a decrease of $209.0 million or 44.8 percent from $466.4 million at December 31, 2008. The overall decrease resulted primarily from a $209.6 million decrease in other short-term borrowings which was partially offset by a $0.6 million increase in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $199.4 million at March 31, 2009, a decrease of $8.1 million or 3.9 percent from $207.5 million at December 31, 2008. The decrease in stockholders’ equity resulted from $13.4 million in purchases of treasury stock and $5.0 million of cash dividends paid on common stock which was partially offset by net income of $6.6 million, increases in accumulated comprehensive income of $3.4 million and $0.3 million of net increases related to grants and exercises of stock options.

The Company’s and the Banks’ capital ratios at March 31, 2009 and December 31, 2008 are as follows:

			Minimum for
			Capital
	March 31,	December 31,	Adequacy
	2009	2008	Purposes

Leverage ratio:
Company	6.9%	7.5%	4.0%
HVB	6.9	7.4	4.0
NYNB	6.3	6.7	4.0
Tier 1 capital:
Company	9.3%	10.1%	4.0%
HVB	9.3	9.9	4.0
NYNB	10.1	10.1	4.0
Total capital:
Company	10.6%	11.3%	8.0%
HVB	10.5	11.1	8.0
NYNB	11.3	11.4	8.0

The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at March 31, 2009.

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

The Company’s liquid assets, at March 31, 2009 include cash and due from banks of $52.4 million and Federal funds sold of $22.1 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $334.9 million at March 31, 2009. This represented 53.2 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $340.7 million, or 19.5 percent of loans at March 31, 2009, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB and NYNB are members of the FHLB. As members, they are able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of March 31, 2009, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. NYNB had short-term borrowing lines of $27 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $80 million with three major financial institutions which were all unused and available at March 31, 2009. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $700 million of which $100 million was outstanding as at March 31, 2009. NYNB has an approved line under Retail Certificate of Deposit Agreements with one financial institution totaling $5.0 million of which $5.0 million was outstanding at March 31, 2009.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. Both HVB and NYNB have been approved to participate in the BIC program. There were no amounts outstanding with the Federal Reserve at March 31, 2009.

As of March 31, 2009, the Company had qualifying loan and investment securities totaling approximately $273 million which could be utilized under available borrowing programs thereby increasing liquidity.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2009. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	unanticipated write-down or other-than-temporary impairment to investment securities;

•	insufficient allowance for loan losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	changes in loan, investment and mortgage prepayment assumptions;

•	changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency and the Federal Reserve Board, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008;

•	the extent and timing of legislative and regulatory actions and reform;

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	adverse changes in economic conditions especially those effecting real estate;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Banks’ products and services;

•	regulatory delays or conditions imposed by regulators in connection with the conversion of the Banks to national banks, acquisitions or other expansion plans;

•	increases in federal and state income taxes and/or the Company’s effective income tax rate;

•	difficulties in integrating acquisitions, offering new services or expanding into new markets;

•	higher or lower cash flow levels than anticipated;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies; and

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to our fiduciary responsibility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2008 were previously reported in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2009 compared to December 31, 2008.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2009. The Company had no derivative financial instruments in place at March 31, 2009.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2009 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing moderately if interest rates fall, considering a continuation of the current flat yield curve. A change in the shape or steepness of the yield curve will impact our market risk to changes in interest rates.

The Company also prepares a static gap analysis which, at March 31, 2009, shows a positive cumulative static gap of $188.7 million in the one year time frame.

The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2009.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from March 31, 2009	Policy Limit

+200 basis points	1.1%	(5.0)%
−100 basis points	(1.0)%	(5.0)%

As of March 31, 2009, a 100 basis point downward change in interest rates was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net interest income in the +200 and -100 basis points scenario is within the Company’s policy limits.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended March 31, 2009, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2008 Annual Report on Form 10-K under “Risk Factors”. There has been no material change in such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2009, the Company sold 52 shares of its common stock to an existing shareholder for $2,496 in cash in a transaction that did not involve a public offering. In conducting this sale, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The proceeds from the sales were used for general corporate purposes.

The following table sets forth information with respect to purchases made by the Company of its common stock during the three month period ended March 31, 2009:

Maximum
			Total number	number of
			of shares	shares that
			purchased as	may yet be
	Total number	Average	part of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	programs

January 1, 2009 -January 31, 2009(1)	206,294	$48.00	206,294	—

February 1, 2009 -February 28, 2009(1)	74,021	$48.00	74,021	—

March 1, 2009 -March 31, 2009	—	—	—	—

Total	280,315	$48.00	280,315

(1)	On December 2, 2008, the Company announced that the Board of Directors had approved a share repurchase program, effective December 15, 2008, which authorized the repurchase of up to 300,000 of the Company’s shares at a price of $48.00 per share. This offer was subsequently increased to 375,000 shares. The full amount of authorized shares were repurchased prior to the March 3, 2009 expiration of the program.

On April 14, 2009 the Company announced that the Board of Directors had approved a redesigned stock repurchase program. Under the redesigned program, the Company will repurchase up to 25,000 shares of the Company’s common stock at a price of $40.00 per share, limited to the repurchase of up to 1,000 shares from each beneficial holder. The program began April 15, 2009, and to participate, a holder must submit the necessary documentation with a completed Letter of Transmittal no later than the expiration date of the program on May 15, 2009, at 5:00 p.m.

Item 6.  Exhibits

(A) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated herein by reference in this document to the Form 10-K filed on November 9, 2007.

(2)	Incorporated herein by reference in this document to the Form 10-Q filed on May 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown
Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer

May 11, 2009