Form 10-Q
period 2009-06-30
HUDSON VALLEY HOLDING CORP
filed 2009-08-10
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

Commission File No. 030525

HUDSON VALLEY HOLDING CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, NY 10707
(Address of principal executive office with zip code)

914-961-6100
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
August 3,
Class	2009
Common stock, par value $0.20 per share	10,546,059

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	June 30,
	2009	2008

Interest Income:
Loans, including fees	$27,374	$25,023
Securities:
Taxable	4,483	6,162
Exempt from Federal income taxes	2,032	2,267
Federal funds sold	14	96
Deposits in banks	7	17

Total interest income	33,910	33,565

Interest Expense:
Deposits	3,719	4,333
Securities sold under repurchase agreements and other short-term borrowings	87	458
Other borrowings	1,925	2,213

Total interest expense	5,731	7,004

Net Interest Income	28,179	26,561
Provision for loan losses	11,527	2,114

Net interest income after provision for loan losses	16,652	24,447

Non Interest Income:
Service charges	1,392	1,329
Investment advisory fees	1,755	2,877
Recognized impairment charge on securities available for sale (includes $8,450 of total losses less $6,335 of losses on securities available for sale, recognized in other comprehensive income at June 30, 2009)	(2,115)	—
Realized gain on securities available for sale, net	52	148
Other income	753	805

Total non interest income	1,837	5,159

Non Interest Expense:
Salaries and employee benefits	10,415	10,198
Occupancy	1,888	1,896
Professional services	1,001	1,115
Equipment	1,046	1,082
Business development	491	607
FDIC assessment	2,087	193
Other operating expenses	2,711	2,593

Total non interest expense	19,639	17,684

(Loss) Income Before Income Taxes	(1,150)	11,922
Income Taxes (benefit)	(1,460)	4,026

Net Income	$310	$7,896

Basic Earnings Per Common Share	$0.03	$0.72
Diluted Earnings Per Common Share	0.03	$0.70

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Six Months Ended
	June 30,
	2009	2008

Interest Income:
Loans, including fees	$54,391	$50,325
Securities:
Taxable	9,930	13,044
Exempt from Federal income taxes	4,189	4,511
Federal funds sold	24	723
Deposits in banks	12	63

Total interest income	68,546	68,666

Interest Expense:
Deposits	7,555	10,751
Securities sold under repurchase agreements and other short-term borrowings	401	938
Other borrowings	4,026	4,541

Total interest expense	11,982	16,230

Net Interest Income	56,564	52,436
Provision for loan losses	14,492	2,445

Net interest income after provision for loan losses	42,072	49,991

Non Interest Income:
Service charges	3,005	2,855
Investment advisory fees	3,642	5,602
Recognized impairment charge on securities available for sale (includes $10,075 of total losses less $6,523 of losses on securities available for sale, recognized in other comprehensive income at June 30, 2009)	(3,552)	(485)
Realized gain on securities available for sale, net	52	148
Other income	1,340	1,326

Total non interest income	4,487	9,446

Non Interest Expense:
Salaries and employee benefits	20,218	20,138
Occupancy	4,005	3,655
Professional services	2,060	2,249
Equipment	2,040	2,089
Business development	1,040	1,100
FDIC assessment	3,639	282
Other operating expenses	5,086	5,157

Total non interest expense	38,088	34,670

Income Before Income Taxes	8,471	24,767
Income Taxes	1,569	8,424

Net Income	$6,902	$16,343

Basic Earnings Per Common Share	$0.65	$1.50
Diluted Earnings Per Common Share	0.64	1.45

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net Income	$310	$7,896	$6,902	$16,343

Other comprehensive income, net of tax:
Net change in unrealized gains (losses):
Other-than-temporary impaired securities available for sale:
Total losses	(8,450)	—	(10,075)	(485)
Loss recognized in earnings	2,115	—	3,552	485

	(6,335)	—	(6,523)	—
Income tax effect	2,597	—	2,674	—

	(3,738)	—	(3,849)	—

Securities available for sale not other-than- temporarily impaired	6,642	(13,688)	12,261	(4,712)
Income tax effect	(2,709)	5,397	(4,907)	1,992

	3,933	(8,291)	7,354	(2,720)

Unrealized holding gains on securities, net of tax	195	(8,291)	3,505	(2,720)

Accrued benefit liability adjustment	343	(134)	534	40
Income tax effect	(136)	54	(213)	(16)

	207	(80)	321	24

Other comprehensive income (loss)	402	(8,371)	3,826	(2,696)

Comprehensive income (loss)	$712	$(475)	$10,728	$13,647

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	June 30,	December 31,
	2009	2008

ASSETS
Cash and due from banks	$76,719	$45,428
Federal funds sold	87,525	6,679
Securities available for sale at estimated fair value (amortized cost of $494,575 in 2009 and $647,279 in 2008)	495,397	642,363
Securities held to maturity at amortized cost (estimated fair value of $25,517 in 2009 and $29,546 in 2008)	24,705	28,992
Federal Home Loan Bank of New York (FHLB) Stock	8,606	20,493
Loans (net of allowance for loan losses of $34,177 in 2009 and $22,537 in 2008)	1,746,190	1,677,611
Accrued interest and other receivables	13,496	16,357
Premises and equipment, net	30,642	30,987
Other real estate owned	7,188	5,467
Deferred income taxes, net	19,154	14,030
Bank owned life insurance	23,595	22,853
Goodwill	20,933	20,942
Other intangible assets	3,687	4,097
Other assets	4,211	4,591

TOTAL ASSETS	$2,562,048	$2,540,890

LIABILITIES
Deposits:
Non interest-bearing	$701,867	$647,828
Interest-bearing	1,433,380	1,191,498

Total deposits	2,135,247	1,839,326
Securities sold under repurchase agreements and other short-term borrowings	76,828	269,585
Other borrowings	126,798	196,813
Accrued interest and other liabilities	28,424	27,665

TOTAL LIABILITIES	2,367,297	2,333,389

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 10,571,056 and 10,871,609 shares in 2009 and 2008, respectively	2,369	2,367
Additional paid-in capital	250,513	250,129
Retained earnings (deficit)	(249)	2,084
Accumulated other comprehensive loss, net	(1,318)	(5,144)
Treasury stock, at cost; 1,274,414 and 964,763 shares in 2009 and 2008, respectively	(56,564)	(41,935)

Total stockholders’ equity	194,751	207,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,562,048	$2,540,890

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2009 and 2008
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional	Retained	Comprehensive
	Shares	Common	Treasury	Paid-in	Earnings	Income
	Outstanding	Stock	Stock	Capital	(Deficit)	(Loss)	Total

Balance at January 1, 2009	10,871,609	$2,367	$(41,935)	$250,129	$2,084	$(5,144)	$207,501
Net income					6,902		6,902
Exercise of stock options, net of tax	9,098	2		384			386
Purchase of treasury stock	(309,703)		(14,631)				(14,631)
Sale of treasury stock	52		2				2
Cash dividends ($0.87 per share)					(9,235)		(9,235)
Minimum pension liability adjustment						321	321
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						7,354	7,354
Other-than-temporarily impaired (includes $10,075 of total losses less $3,552 of losses recognized in earnings, net of $2,674 tax)						(3,849)	(3,849)

Balance at June 30, 2009	10,571,056	$2,369	$(56,564)	$250,513	$(249)	$(1,318)	$194,751

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2008	9,841,890	$2,091	$(23,580)	$227,173	$2,369	$(4,366)	$203,687
Net income					16,343		16,343
Grants and exercises of stock options, net of tax	195,419	39		5,838			5,877
Purchase of treasury stock	(140,235)		(7,404)				(7,404)
Sale of treasury stock	2,577		101	33			134
Cash dividends ($0.92 per share)					(9,999)		(9,999)
Accrued benefit liability adjustment						24	24
Net unrealized loss on securities available for sale						(2,720)	(2,720)

Balance at June 30, 2008	9,899,651	$2,130	$(30,883)	$233,044	$8,713	$(7,062)	$205,942

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Six Months
	Ended June 30,
	2009	2008

Operating Activities:
Net income	$6,902	$16,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,492	2,445
Depreciation and amortization	1,934	1,713
Recognized impairment charge on securities available for sale	3,552	485
Realized gain on security transactions, net	(52)	(148)
Amortization of premiums on securities, net	183	81
Increase in cash value of bank owned life insurance	(466)	(389)
Amortization of intangible assets	411	411
Stock option expense and related tax benefits	147	1,509
Deferred taxes (benefit)	(7,572)	(233)
(Decrease) increase in deferred loan fees, net	(388)	553
Decrease (increase) in accrued interest and other receivables	2,861	(977)
Decrease in other assets	379	318
Excess tax benefits from share-based payment arrangements	(12)	(1,096)
Increase in accrued interest and other liabilities	759	166
Decrease in accrued benefit liability adjustment	541	41

Net cash provided by operating activities	23,671	21,222

Investing Activities:
Net (increase) decrease in Federal funds sold	(80,846)	86,901
Decrease (increase) in FHLB stock	11,887	(4,001)
Proceeds from maturities and paydowns of securities available for sale	312,586	163,793
Proceeds from maturities and paydowns of securities held to maturity	4,284	2,787
Proceeds from sales of securities available for sale	8,750	63,936
Purchases of securities available for sale	(172,317)	(109,856)
Net increase in loans	(84,404)	(210,142)
Net purchases of premises and equipment	(1,589)	(3,692)
Increase in goodwill	9	—
Premiums paid on bank owned life insurance	(276)	(341)

Net cash used in investing activities	(1,916)	(10,615)

Financing Activities:
Net increase (decrease) in deposits	295,921	(82,121)
Net (decrease) increase in securities sold under repurchase agreements and short-term borrowings	(192,757)	99,186
Repayment of other borrowings	(70,015)	(14,014)
Proceeds from issuance of common stock	239	4,368
Excess tax benefits from share-based payment arrangements	12	1,096
Proceeds from sale of treasury stock	2	134
Acquisition of treasury stock	(14,631)	(7,404)
Cash dividends paid	(9,235)	(9,999)

Net cash provided by (used in) financing activities	9,536	(8,754)

Increase in Cash and Due from Banks	31,291	1,853
Cash and due from banks, beginning of period	45,428	51,067

Cash and due from banks, end of period	$76,719	$52,920

Supplemental Disclosures:
Interest paid	$12,968	$17,306
Income tax payments	6,150	9,555
Increase in other real estate owned	1,721	1,900

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

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank, N.A. (“HVB”), a national banking association headquartered in Westchester County, New York and New York National Bank (“NYNB”), a national banking association headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is the successor to Hudson Valley Bank, a New York State bank originally established in 1972. NYNB is a national banking association which the Company acquired effective January 1, 2006. For the period from January 1, 2006 to November 19, 2007, NYNB was operated as a New York State bank. HVB has 18 branch offices in Westchester County, New York, 4 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York and 4 in Fairfield County, Connecticut. NYNB has 1 branch office in Manhattan, New York and 2 in Bronx County, New York. In May 2009, HVB opened a full service branch at 420 Post Road West, Westport Connecticut and in July 2009, HVB opened a full service branch at 111 Brook Street, Scarsdale, New York and a full service branch at 54 Broad Street, Milford (New Haven County), Connecticut. HVB has received regulatory approval to open a full service branch at 2505 Main Street, Stratford (Fairfield County), Connecticut. In June 2009, NYNB closed a full service branch located at 4211 Broadway, Manhattan, New York. In July 2009, NYNB closed a full service branch located at 619 Main Street, Roosevelt Island, New York.

The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income. ARS has offices at 500 Fifth Avenue, New York, New York.

We derive substantially all of our revenue and income from providing banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals within our market area, primarily Westchester County and Rockland County, New York, portions of New York City, Fairfield County and New Haven County, Connecticut.

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

2.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2009 and the results of its operations and comprehensive income for the three and six month periods ended June 30, 2009 and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2009 and 2008. The results of operations for the three and six month period ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non credit related, with the corresponding decline charged to other comprehensive income.

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

Interest Rate Contracts — The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps, caps and floors, primarily as hedges against specific assets and liabilities. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS Statement No. 133” and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments, including interest rate contracts, be recorded on the balance sheet at their fair value. Changes in the value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There were no interest rate contracts outstanding as of June 30, 2009 or December 31, 2008.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of June 30, 2009 and December 31, 2008 did not indicate impairment of its goodwill or identified intangible assets.

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

Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire ten years from the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 8 herein for additional discussion

3.	Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$13,000	$106	—	$13,106
Mortgage-backed securities	293,777	5,913	$156	299,534
Obligations of states and political subdivisions	162,143	2,934	1,077	164,000
Other debt securities	16,483	19	7,733	8,769

Total debt securities	485,403	8,972	8,966	485,409
Mutual funds and other equity securities	9,172	906	90	9,988

Total	$494,575	$9,878	$9,056	$495,397

Classified as Held to Maturity
Mortgage-backed securities	$19,571	$614	—	$20,185
Obligations of states and political subdivisions	5,134	198	—	5,332

Total	$24,705	$812	$—	$25,517

December 31, 2008

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$45,206	$288	$79	$45,415
Mortgage-backed securities	371,963	3,487	1,313	374,137
Obligations of states and political subdivisions	200,858	2,341	1,710	201,489
Other debt securities	20,082	227	8,665	11,644

Total debt securities	638,109	6,343	11,767	632,685
Mutual funds and other equity securities	9,170	613	105	9,678

Total	$647,279	$6,956	$11,872	$642,363

Classified as Held to Maturity
Mortgage-backed securities	$23,859	$525	$78	$24,306
Obligations of states and political subdivisions	5,133	108	1	5,240

Total	$28,992	$633	$79	$29,546

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $15,594 and $7,956, respectively at June 30, 2009. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at June 30, 2009 with one issue with amortized cost of $646 and estimated fair value of $434 rated Caa1 and the remaining five issues rated Ca. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

In estimating other-than-temporary impairment (“OTTI”) losses, the Company considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuers, (3) whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost (4) evaluation of cash flows to determine if they have been adversely affected.

In September 2008 the Company recognized a pretax OTTI loss of $1,061 on one trust preferred security which, prior to the OTTI adjustment, had a book value of $2,000. During the six months ended June 30, 2009, additional pretax OTTI losses of $2,623 and $929 were recognized on two other pooled trust preferred securities with original cost basis of $5,000 and $10,000, respectively, due to adverse changes in their expected cash flows which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of the current adverse economic conditions may result in further impairment charges in the future.

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities. Significant inputs to the cash flow models used in determining credit related other-than-temporary impairment losses on pooled trust preferred securities included the following:

Significant Inputs at June 30, 2009

Annual prepayment	1.0%
Projected specific defaults/deferrals	14.0% - 61.0%
Projected severity of loss on specific defaults/deferrals	50.0% - 89.0%
Projected additional defaults:
Year 1	3.0%
Year 2	3.0%
Year 3	2.5%
Year 4	2.0%
Year 5	1.0%
Thereafter	0.3%
Projected severity of loss on additional defaults	85.0%
Present value discount rates	4.9% - 7.8%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the six months ended June 30, 2009:

Balance at January 1, 2009:
Total OTTI credit losses at January 1, 2009	$1,061
Less: portion recognized in other comprehensive Income	—

Balance at January 1, 2009, as adjusted	1,061
Credit related impairment not previously recognized	3,552

Balance at June 30, 2009	$4,613

The following tables reflect the Company’s investment’s fair values and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities	$19,263	$137	$1,954	$19	$21,217	$156
Obligations of states and political subdivisions	38,018	726	4,660	351	42,678	1,077
Other debt securities	941	131	17,287	7,602	95	7,733

Total debt securities	58,222	994	23,901	7,972	63,990	8,966
Mutual funds and other equity securities	—	—	217	90	217	90

Total temporarily impaired securities	$58,222	$994	$24,118	$8,062	$64,207	$9,056

There were no securities classified as held to maturity in an unrealized loss position at June 30, 2009.

December 31, 2008

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	$11,700	$79	—	—	$11,700	$79
Mortgage-backed securities	84,610	472	$79,505	$841	164,115	1,313
Obligations of states and political subdivisions	52,538	1,477	8,868	233	61,406	1,710
Other debt securities	414	102	18,207	8,563	18,621	8,665

Total debt securities	149,262	2,130	106,580	9,637	255,842	11,767
Mutual funds and other equity securities	8,128	92	83	13	8,211	105

Total temporarily impaired securities	$157,390	$2,222	$106,663	$9,650	$264,053	$11,872

Classified as Held to Maturity
Mortgage-backed securities	$1,621	$73	$974	$5	$2,595	$78
Obligations of states and political subdivisions	276	1	—	—	276	1

Total temporarily impaired securities	$1,897	$74	$974	$5	$2,871	$79

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 147 and 544, respectively, at June 30, 2009 and December 31, 2008. The Company has determined that it is more likely than not that it would not be required to sell its securities prior to maturity or to recovery of cost. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings and are readily marketable. Therefore management does not consider these investments to be other-than-temporarily impaired at June 30, 2009. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as they continue to perform and the Company believes that current market quotes for these securities are not necessarily indicative of their value. As noted above the Company has recognized other-than-temporary impairment charges on three of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at June 30, 2009.

At June 30, 2009 and December 31, 2008, securities having a stated value of approximately $407,000 and $401,000, respectively were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The contractual maturity of all debt securities held at June 30, 2009 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value
	(000’s)

Contractual Maturity
Within 1 year	$20,164	$20,281
After 1 but within 5 years	26,617	27,378
After 5 years but within 10 years	122,546	123,824
After 10 years	22,299	14,392
Mortgaged-backed Securities	293,777	299,534

Total	$485,403	$485,409

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

Also, at the time of this acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company may make additional performance-based payments over the five years subsequent to the acquisition. These additional payments would be accounted for as additional purchase price and, as a result, would increase goodwill related to the acquisition. In December 2005, November 2006, November 2007 and December 2008 the Company made the first four of these additional payments in the amounts of $1,572, $3,016, $4,918 and $5,565, respectively. The deferred income tax effects related to temporary differences between the book and tax basis of identified intangible assets and goodwill deductible for tax purposes are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(000’s)
Deposit Premium	$3,907	$1,954	$3,907	$1,674
Customer Relationships	2,470	902	2,470	808
Employment Related	516	350	516	314

Total	$6,893	$3,206	$6,893	$2,796

Intangible assets amortization expense was $205 and $411 for the three and six month periods ended June 30, 2009, and $206 and $616 for the three and six month periods ended June 30, 2008. The annual intangible assets amortization expense is estimated to be approximately $822 in 2009 and 2010, $803 in 2011, $748 in 2012 and $190 in 2013.

Goodwill was $20,933 at June 30, 2009 and $20,942 at December 31, 2008.

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

The Company and its subsidiaries file various income tax returns in the U.S. federal jurisdiction, the New York State, New York City and Connecticut State jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years 2005 through 2008. The Company is currently open to audit by New York State under the statute of limitations for the years 2005 through 2008.

The Company has performed an evaluation of its tax positions in accordance with the provisions of FIN 48 and has concluded that as of June 30, 2009, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the six month period ended June 30, 2009.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$310	$7,896	$6,902	$16,343
Denominator:
Denominator for basic earnings per common share — weighted average shares	10,588,446	10,892,152	10,618,256	10,870,794
Effect of dilutive securities:
Stock options	223,322	369,041	240,508	405,160

Denominator for diluted earnings per common share — adjusted weighted average shares	10,811,768	11,261,193	10,858,764	11,275,954

Basic earnings per common share	$0.03	$0.72	$0.65	$1.50
Diluted earnings per common share	0.03	0.70	0.64	1.45
Dividends declared per share	0.40	0.46	0.87	0.92

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$829	$113	$910	$225
Interest cost	158	156	305	283
Amortization of transition obligation	—	—	—	47
Amortization of prior service cost	11	11	22	70
Amortization of net loss	173	164	362	285

Net periodic pension cost	$1,171	$466	$1,599	$887

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2008 Annual Report on Form 10-K that it expected to contribute $611 to the unfunded defined benefit plans during 2009. As a result of the addition of an employee to an officers’ supplemental plan in the second quarter of 2009, the expected contribution for 2009 is $668. For the three and six month periods ended June 30, 2009, the Company contributed $172 and $324, respectively, to these plans.

8.  Stock-Based Compensation

The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. The Company estimates that more than 75% of options granted will vest. In accordance with the provisions of SFAS No. 123R, compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods. There were no stock options granted during the six month period ended June 30, 2009.

The following table summarizes stock option activity for the six month period ended June 30, 2009:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2008	698,612	$27.54
Granted	—	—
Exercised	(9,098)	26.35
Forfeited or Expired	(5,531)	25.97

Outstanding at June 30, 2009	683,983	27.57	$8,502	4.3

Exercisable at June 30, 2009	538,046	25.02	$8,059	4.2

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the six month periods ended June 30, 2009 and 2008.

	Six Month Period Ended June 30,
	2009	2008

Weighted average assumptions:
Dividend Yield	—	3.3%
Expected volatility	—	43.3%
Risk-free interest rate	—	3.1%
Expected lives (years)	—	4.0

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

The weighted average fair values of options granted during the six month period ended June 30, 2008 was $15.38 per share. Net compensation expense of $67 and $135 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2009, respectively. The total tax benefit related thereto was $3 and $3, respectively. Net compensation expense of $196 and $414 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2008, respectively. The total tax benefit related thereto was $62 and $123, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $643 at June 30, 2009. This expense is expected to be recognized over a remaining weighted average period of 1.9 years.

9.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company’s available for sale securities at June 30, 2009 and December 31, 2008 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$13,106	—	$13,106
Mortgage-backed securities	—	299,534	—	299,534
Obligations of states and political subdivisions	—	164,000	—	164,000
Other debt securities	—	813	$7,956	8,769
Mutual funds and other equity securities	—	9,988	—	9,988

Total assets at fair value	$—	$487,441	$7,956	$495,397

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$41,308	$41,308
Other real estate owned(2)			7,188	7,188

Total assets at fair value	$—	$—	$41,308	$41,308

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on June 30, 2009 was $41.3 million for which a specific allowance of $1.8 million has been established within the allowance for loan losses.

(2)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs.

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$45,415	—	$45,415
Mortgage-backed securities	—	374,137	—	374,137
Obligations of states and political subdivisions	—	201,489	—	201,489
Other debt securities	—	858	$10,786	11,644
Mutual funds and other equity securities	—	9,678	—	9,678

Total assets at fair value	$—	$631,577	$10,786	$642,363

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$11,284	$11,284

Total assets at fair value	$—	$—	$11,284	$11,284

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on December 31, 2008 was $11.3 million for which no specific allowance has been established within the allowance for loan losses.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2009 and 2008:

	Level 3 Assets Measured on a Recurring Basis
	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(000’s)		(000’s)

Balance at beginning of period	$10,786	—	$10,786	—
Transfers into (out of) Level 3	—	$18,309	—	$18,309
Net unrealized gain (loss) included in other comprehensive income	(1,927)	—	722	(2,281)
Principal payments	—	—	—	(15)
Recognized impairment charge included in the statement of income	(1,437)	—	(3,552)	—

Balance at end of period	$7,422	$18,309	$7,956	$16,013

10.  Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2009 and December 31, 2008 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value
approximates fair value	$164.2	$164.2	$52.1	$52.1
Held to maturity securities, FHLB stock and accrued interest	33.4	34.2	49.6	50.1
Loans and accrued interest	1,748.3	1,745.4	1,698.4	1,700.7

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Liabilities:
Deposits with no stated maturity and accrued interest	1,874.2	1,874.2	1,547.4	1,547.4
Time deposits and accrued interest	264.1	263.3	295.7	294.8
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	76.8	76.8	269.6	269.6
Other borrowings and accrued interest	127.5	120.4	197.7	186.1
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

In April 2009, the FASB issued FSP No. 115-2 & 124-2 “Recognition and Presentation of Other-Than Temporary Impairments” (“FSP No. 115-2”). FSP No. 115-2 eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, FSP No. 115-2 requires the issuer to recognize an other-than-temporary-impairment (“OTTI”) in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, FSP No. 115-2 provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. The early adoption of FSP No. 115-2 by the Company did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165” ) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 establishes (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements. The Company evaluated subsequent events through August 10, 2009, the date that the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASE Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (“SFAS No. 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All nongrandfathered non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative SFAS No. 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS No. 168 is not expected to have a significant impact on the Company’s financial statements.

Other — Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

12.	Financial Crisis and Recent Regulatory Actions

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Company in January 2009 decided that, given its present financial condition, participation in the CPP was unnecessary and not in the best interests of the Company, its customers or shareholders.

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

This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2009 and December 31, 2008, and consolidated results of operations for the three and six month periods ended June 30, 2009 and June 30, 2008. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, NA and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp., and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and New York National Bank and its subsidiaries 369 East 149th Street Corp. and 369 East Realty Corp. (collectively “NYNB”). This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2008 Annual Report on Form 10-K.

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

The year 2008 marked the beginning of an extremely difficult period for the overall economy in general and for the financial services industry in particular. This wide ranging economic downturn, which has had extremely negative effects on all financial sectors both domestic and foreign, has continued into 2009. During 2008 we witnessed the financial collapse of several financial institutions including the country’s largest savings bank and two large Wall Street investment banking firms. In addition, the U.S. Congress has enacted unprecedented financial assistance legislation in an attempt to shore up the financial markets and provide needed credit to a faltering economy. Perhaps the most severe impact of this downturn has been felt by the real estate industry, which is a major source of both the deposit and loan businesses of the Company. The Company experienced a general decline in average deposit balances of customers in all sectors of the real estate industry as activity has been severely curtailed as a result of the current economic downturn. In addition, the Company experienced sharp declines in the value of real estate collateral supporting the majority of its loans, significant increases in delinquent and nonperforming loans, and the continued lack of a liquid market for a small part of its investment portfolio. The effects of these conditions have continued, and have significantly worsened during the first half of 2009 as unemployment has continued to rise, real estate values have continued to decline and overall asset quality has deteriorated. Management expects that the Company will experience continued pressure from these adverse conditions throughout 2009 and beyond.

Net income for the three month period ended June 30, 2009 was $0.3 million or $0.03 per diluted share, a decrease of $7.6 million or 96.2 percent compared to $7.9 million or $0.70 per diluted share for the three month period ended June 30, 2008. Net income for the six month period ended June 30, 2009 was $6.9 million or $0.64 per diluted share, a decrease of $9.4 million or 57.7 percent compared to $16.3 million or $1.45 per diluted share for the six month period ended June 30, 2008. The significant declines in net income for both the three and six month periods ended June 30, 2009, compared to the same periods in the prior year, resulted primarily from sharply higher provisions for loan losses in 2009, significant adjustments for temporary impairment of certain investments, higher noninterest expenses, including a significant increase in FDIC deposit insurance premiums, and lower noninterest income, partially offset by higher net interest income and lower income taxes.

Total deposits increased $295.9 million during the six month period ended June 30, 2009. Approximately $75.0 million of this growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the recent increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. In addition to the above mentioned deposit growth, the Company also experienced significant growth in new customers both in existing branches and new branches added during 2008. This growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce long term and short term borrowings and to fund loan growth.

Total loans increased $79.8 million during the six month period ended June 30, 2009 as the Company continued to provide lending availability to new and existing customers. This growth, however, was accompanied by a continued slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed real estate projects, as well as additional increases in delinquent and nonperforming loans in other sectors of the loan portfolio which have also been adversely impacted by the severe economic conditions currently affecting the real estate markets.

The Company’s noninterest income decreased in 2009, primarily as a result of a significant increase in recognized impairment charges related to the Company’s investments in certain pooled trust preferred securities which have been adversely affected by the effects of the current economic downturn in the financial services industry, and decreases in investment advisory fees of its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York. Fee income from this source began to decline in the fourth quarter of 2008 and is expected to continue to decline, at least in the near term, as a result of the effects of significant declines in both domestic and international markets. At June 30, 2009, A.R. Schmeidler & Co., Inc. had approximately $1.0 billion of assets under management compared to approximately $1.7 billion at June 30, 2008.

Nonperforming assets increased dramatically during the first half of 2009 as overall asset quality continues to be adversely affected by the current state of the economy. During the six month period ended June 30, 2009, the Company has experienced significant increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans which began in the second half of 2008. The Company does not originate loans similar to payment option loans or loans that allow for negative interest amortization. The Company does not engage in sub-prime lending nor does it offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers. At June 30, 2009, the Company had no sub-prime loans in its portfolio. In addition, the Company has not invested in mortgage-backed securities secured by sub-prime loans. These conservative practices somewhat protected the Company from the effects of the early stages of the current financial crisis. However, the severity of the economic downturn, particularly noted during the second quarter of 2009, has extended well beyond the sub-prime lending issue, and has resulted in severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the present shortage of available residential mortgage financing, have put downward pressure on the overall asset quality of virtually all financial institutions, including the Company. Continuation or worsening of such conditions would have additional significant adverse effects on asset quality in the future.

The 500 basis point reduction of short-term interest rates from September 2007 through December 2008 resulted in a steeper yield curve by late 2008 and into the second quarter of 2009. However, with interest rates at historical low levels, availability of long-term financing at interest rates attractive to the Company has been limited. This has resulted in many financial institutions including the Company replacing maturing long-term borrowings with short-term debt. While replacing long-term borrowings with lower cost short-term debt may have a positive impact on net interest income in the near term, this condition presents additional challenges in the ongoing management of interest rate risk to the extent that these borrowings are utilized to fund longer term assets at fixed rates.

As a result of the effects of changes in interest rates, activity in the Company’s core businesses of loans and deposits, an increase in loans as a percentage of total interest earning assets and other asset/liability management activities, tax equivalent basis net interest income increased by $1.5 million or 5.4 percent to $29.3 million for the three month period ended June 30, 2009, compared to $27.8 million for the same period in the prior year, and increased by $3.9 million or 7.1 percent to $58.8 million for the six month period ended June 30, 2009, compared to $54.9 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.1 million and $2.2 million for the three and six month periods ended June 30, 2009, respectively, compared to $1.2 million and $2.5 million for the same periods in the prior year.

Non interest income, excluding net gains and losses on securities transactions and recognized impairment charges, was $3.9 million for the three month period ended June 30, 2009, a decrease of $1.1 million or 22.0 percent compared to $5.0 million for the same period in the prior year. Non interest income, excluding net gains and losses on securities transactions and recognized impairment charges, was $8.0 million for the six month period ended June 30, 2009, a decrease of $1.8 million or 18.4 percent compared to $9.8 million for the same period in the prior year. The decreases were primarily due to a reduction in the investment advisory fees of A.R. Schmeidler & Co., Inc., partially offset by increased income from bank owned life insurance and higher deposit activity and other service fees. Investment advisory fee income is expected to decline at least in the near term, due to the current difficulties in the global financial markets. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $1.4 million for the three month period ended June 30, 2009 and $3.6 million and $0.5 million for the six month periods ended June 30, 2009 and 2008, respectively. The 2009 adjustments were related to the Company’s investments in pooled trust preferred securities. The 2008 loss related to the Company’s investment in a mutual fund which was sold in April 2008 without additional loss. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value.

Non interest expense was $19.6 million for the three month period ended June 30, 2009, an increase of $1.9 million or 10.7 percent compared to $17.7 million for the same period in the prior year. Non interest expense was $38.1 million for the six month period ended June 30, 2009, an increase of $3.4 million or 9.8 percent compared to $34.7 million for the same period in the prior year. The increase reflects the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes. The increase also reflects a significant increase in FDIC deposit premiums. These additional premiums were imposed by the FDIC to replenish shortfalls in the FDIC Insurance Fund which has resulted from the current economic crisis. Additional significant premium increases are possible for the remainder of 2009 and perhaps beyond.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at June 30, 2009 shows the Company’s net interest income decreasing slightly if interest rates fall and increasing slightly if rates rise.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. While the current adverse economic situation has put pressure on the availability of liquidity in the marketplace, the Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs. In addition, the Company, HVB and NYNB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB and NYNB each exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at June 30, 2009. Management plans to conduct the affairs of the Company and its subsidiary banks so as to maintain a strong capital position in the future.

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Company determined that, given its present financial condition, participation in the CPP was unnecessary and not in the best interests of the Company, its customers or shareholders.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non credit related, with the corresponding decline charged to other comprehensive income.

Goodwill and Other Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of June 30, 2009 and December 31, 2008 did not indicate impairment of its goodwill or identified intangible assets.

Results of Operations for the Three and Six Month Periods Ended June 30, 2009 and June 30, 2008

Summary of Results

The Company reported net income of $0.3 million for the three month period ended June 30, 2009, a decrease of $7.6 million or 96.2 percent compared to $7.9 million for the same period in the prior year. Net income was $6.9 million for the six month period ended June 30, 2009, a decrease of $9.4 million or 57.7 percent compared to $16.3 million for the same period in the prior year. The decrease in net income in the current year periods, compared to the prior year periods, reflected a significantly higher provision for loan losses, higher noninterest expense including significantly higher FDIC deposit insurance premiums, higher recognized impairment charges on securities available for sale and lower noninterest income, partially offset by higher net interest income and lower income taxes. Provisions for loan losses totaled $11.5 million and $14.5 million, respectively, for the three and six month periods ended June 30, 2009, compared to $2.1 million and $2.4 million, respectively, for the same periods in the prior year. The increased provisions for the 2009 periods resulted from significant negative effects of the current economic downturn, which intensified in the first six months of 2009, on the performance and underlying collateral values of the Company’s loan portfolios. Recognized impairment charges on securities available for sale totaled $2.1 million for the three month period ended June 30, 2009 and $3.6 million and $0.5 million for the six month periods ended June 30, 2009 and 2008, respectively. The 2009 adjustments were related to the Company’s investments in pooled trust preferred securities which have been adversely affected by financial difficulties and failures of a number of financial institutions underlying these investments. The 2008 loss related to the Company’s investment in a mutual fund which was sold in April 2008 without additional loss. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value.

Diluted earnings per share were $0.03 for the three month period ended June 30, 2009, a decrease of $0.67 or 95.7 percent compared to $0.70 for the same period in the prior year. Diluted earnings per share were $0.64 for the six month period ended June 30, 2009, a decrease of $0.81 or 55.9 percent compared to $1.45 for the same period in the prior year. These decreases are a direct result of the changes in net income in the current year period compared to the prior year period. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December 2008. Annualized returns on average stockholders’ equity and average assets were 0.6 percent and 0.1 percent for the three month period ended June 30, 2009, compared to 14.9 percent and 1.4 percent for the same period in the prior year. Annualized returns on average stockholders’ equity and average assets were 6.8 percent and 0.5 percent for the six month period ended June 30, 2009, compared to 15.6 percent and 1.4 percent for the same period in the prior year.

  Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended June 30, 2009 and June 30, 2008, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in banks	$1,289	$7	2.17%	$3,815	$17	1.78%
Federal funds sold	19,703	14	0.28	16,134	96	2.38
Securities:(1)
Taxable	432,019	4,483	4.15	498,796	6,162	4.94
Exempt from federal income taxes	196,954	3,127	6.35	221,095	3,488	6.31
Loans, net(2)	1,739,010	27,374	6.30	1,426,176	25,023	7.02

Total interest earning assets	2,388,975	35,005	5.86	2,166,016	34,786	6.42

Non interest earning assets:
Cash and due from banks	46,307			52,138
Other assets	121,109			102,347

Total non interest earning assets	167,416			154,485

Total assets	$2,556,391			$2,320,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$775,267	$2,327	1.20%	$640,893	$2,322	1.45%
Savings	99,338	113	0.46	94,400	168	0.71
Time	268,712	975	1.45	251,333	1,597	2.54
Checking with interest	267,069	304	0.46	152,244	246	0.65
Securities sold under repurchase agreements and other short-term borrowings	88,675	87	0.39	127,100	458	1.44
Other borrowings	170,644	1,925	4.51	202,371	2,213	4.37

Total interest bearing liabilities	1,669,705	5,731	1.37	1,468,341	7,004	1.91

Non interest bearing liabilities:
Demand deposits	652,008			612,285
Other liabilities	32,718			29,046

Total non interest bearing liabilities	684,726			641,331

Stockholders’ equity(1)	201,960			210,829

Total liabilities and stockholders’ equity(1)	$2,556,391			$2,320,501

Net interest earnings		$29,274			$27,782

Net yield on interest earning assets			4.90%			5.13%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $1,094 and $1,221 for the three month periods ended June 30, 2009 and June 30, 2008, respectively.

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2009 and June 30, 2008, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)

ASSETS
Interest earning assets:
Deposits in banks	$4,573	$12	0.52%	$4,724	$63	2.67%
Federal funds sold	12,694	24	0.38	41,624	723	3.47
Securities:(1)
Taxable	453,161	9,930	4.38	529,668	13,044	4.93
Exempt from federal income taxes	200,687	6,445	6.42	217,783	6,940	6.37
Loans, net(2)	1,717,905	54,391	6.33	1,373,982	50,325	7.33

Total interest earning assets	2,389,020	70,802	5.93	2,167,781	71,095	6.56

Non interest earning assets:
Cash and due from banks	43,891			49,546
Other assets	118,556			100,696

Total non interest earning assets	162,447			150,239

Total assets	$2,551,467			$2,318,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$727,942	$4,547	1.25%	$648,871	$5,880	1.81%
Savings	97,577	228	0.47	94,087	385	0.82
Time	290,788	2,281	1.57	255,881	3,814	2.98
Checking with interest	224,822	499	0.44	154,869	672	0.87
Securities sold under repurchase agreements and other short-term borrowings	141,604	401	0.57	109,614	938	1.71
Other borrowings	183,655	4,026	4.38	206,605	4,541	4.40

Total interest bearing liabilities	1,666,388	11,982	1.44	1,469,741	16,230	2.21

Non interest bearing liabilities:
Demand deposits	651,575			608,760
Other liabilities	30,941			30,202

Total non interest bearing liabilities	682,516			638,692

Stockholders’ equity(1)	202,563			209,311

Total liabilities and stockholders’ equity(1)	$2,551,467			$2,318,020

Net interest earnings		$58,820			$54,865

Net yield on interest earning assets			4.92%			5.06%

(1)	Excludes unrealized gains (losses) on securities available for sale

(2)	Includes loans classified as non-accrual

(3)	Effects of adjustments to a tax equivalent basis were increases of $2,256 and $2,429 for the six month periods ended June 30, 2009 and June 30, 2008, respectively.

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2009 and June 30, 2008.

	(000’s)
	Three Month Period Increase			Six Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest Income:
Deposits in banks	$(11)	$1	$(10)	$(2)	$(49)	$(51)
Federal funds sold	21	(103)	(82)	(503)	(196)	(699)
Securities:
Taxable	(825)	(854)	(1,679)	(1,884)	(1,230)	(3,114)
Exempt from federal income taxes(2)	(381)	20	(361)	(545)	50	(495)
Loans, net	5,489	(3,138)	2,351	12,597	(8,531)	4,066

Total interest income	4,293	(4,074)	219	9,663	(9,956)	(293)

Interest expense:
Deposits:
Money market	487	(482)	5	717	(2,050)	(1,333)
Savings	9	(64)	(55)	14	(171)	(157)
Time	110	(732)	(622)	520	(2,053)	(1,533)
Checking with interest	186	(128)	58	305	(478)	(173)
Securities sold under repurchase agreements and other short-term borrowings	(138)	(233)	(371)	274	(811)	(537)
Other borrowings	(347)	59	(288)	(504)	(11)	(515)

Total interest expense	307	(1,580)	(1,273)	1,326	(5,574)	(4,248)

Increase in interest differential	$3,986	$(2,494)	1,492	$8,337	$(4,382)	$3,995

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2009 and 2008.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three and six month periods ended June 30, 2009, net interest income, on a tax equivalent basis, increased $1.5 million or 5.4 percent to $29.3 million and $3.9 million or 7.1 percent to $58.8 million, respectively, compared to $27.8 million and $54.9 million for the same periods in the prior year. Net interest income for the three month period ended June 30, 2009 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $21.6 million or 3.1 percent to $719.3 million compared to $697.7 million for the same period in the prior year, partially offset by a decrease in the tax equivalent basis net interest margin to 4.90% in the second quarter of 2009 from 5.13% in the prior year period. Net interest income for the six month period ended June 30, 2009 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $24.5 million or 3.5 percent to $722.6 million compared to $698.1 million for the same period in the prior year, partially offset by a decrease in the tax equivalent basis net interest margin to 4.92% in the first six months of 2009 from 5.06% in the prior year period.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, increased $0.2 million or 0.6 percent to $35.0 million and decreased $0.3 million or 0.4 percent to $70.8 million, for the three and six month periods ended June 30, 2009, respectively, compared to $34.8 million and $71.1 million for the same periods in the prior year. Average interest earning assets increased $223.0 million or 10.3 percent to $2,389.0 million and $221.2 million or 10.2 percent to $2,389.0 million, for the three and six month periods ended June 30, 2009, compared to $2,166.0 million and $2,167.8 million for the same periods in the prior year. Volume increases in loans and federal funds sold, partially offset by volume decreases in interest bearing deposits, taxable securities and tax-exempt securities and generally lower interest rates, contributed to the slightly higher interest income in the three month period ended June 30, 2009, compared to the same period in the prior year. Volume decreases in interest bearing deposits, federal funds sold, taxable securities and tax-exempt securities and generally lower interest rates, partially offset by a volume increase in loans, contributed to the slightly lower interest income in the six month period ended June 30, 2009 compared to the same period in the prior year.

Average total securities, excluding average net unrealized gains and losses on available for sale securities, decreased by $90.9 million or 12.6 percent to $629.0 million and by $93.7 million or 12.5 percent to $653.8 million, for the three and six month periods ended June 30, 2009, compared to $719.9 million and $747.5 million for the same periods in the prior year. The decreases in average total securities in the three and six month periods ended June 30, 2009, compared to the same periods in the prior year, was a result of cash flow from maturing securities being utilized to fund loan growth and to repay certain maturing short-term and long-term borrowings as part of strategies being conducted as a part of the Company’s ongoing asset/liability management. The average yields on securities were lower for the three and six month periods ended June 30, 2009 compared to the same periods in the prior year. Average tax equivalent basis yields on securities for the three and six month periods ended June 30, 2009 were 4.84 percent and 5.01 percent, compared to 5.36 percent and 5.35 percent for the same periods in the prior year. As a result, tax equivalent basis interest income from securities was lower for the three and six month periods ended June 30, 2009, compared to the same periods in the prior year, due to lower volume and lower interest rates.

Average net loans increased $312.8 million or 21.9 percent to $1,739.0 million and $343.9 million or 25.0 percent to $1,717.9 million, for the three and six month periods ended June 30, 2009, compared to $1,426.2 million and $1,374.0 million for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. Average yields on loans were 6.30 percent and 6.33 percent for the three and six month periods ended June 30, 2009 compared to 7.02 percent and 7.33 percent for the same periods in the prior year. As a result, interest income on loans was higher for the three and six month periods ended June 30, 2009, compared to the same periods in the prior year due to higher volume, partially offset by lower interest rates.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $1.3 million or 18.6 percent to $5.7 million and $4.2 million or 25.9 percent to $12.0 million, for the three and six month periods ended June 30, 2009, compared to $7.0 million and $16.2 million for the same periods in the prior year. Average interest bearing liabilities increased $201.4 million or 13.7 percent to $1,669.7 million and $196.7 million or 13.4 percent to $1,666.4 million, for the three and six month periods ended June 30, 2009, compared to $1,468.3 million and $1,469.7 million for the same periods in the prior year. The increase in average interest bearing liabilities for the three month period ended June 30, 2009, compared to the same period in the prior year, resulted from volume increases in money market deposits, savings deposits, checking with interest and time deposits, partially offset by volume decreases in, securities sold under agreements to repurchase, other short-term borrowings and other borrowed funds. The increase in average interest bearing liabilities for the six month period ended June 30, 2009, compared to the same period in the prior year, resulted from volume increases in money market deposits, savings deposits, checking with interest, time deposits and other short-term borrowings, partially offset by volume decreases in securities sold under agreements to repurchase and other borrowed funds. Average money market deposits for the 2008 periods include the effects of a $97 million temporary deposit from January 1, 2008 through February 8, 2008. Average interest bearing deposits, excluding brokered certificates of deposit, increased during the six months ended June 30, 2009, compared to the same period in the prior year, as a result of increases in new customers, existing customers and continued growth resulting from the opening of new branches. The decreases in average other borrowings for the three and six month periods ended June 30, 2009, compared to the same periods in the prior year, resulted from managements utilization of cash flows from maturing investment securities and deposit growth to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. Average interest rates on interest bearing liabilities were 1.37 percent and 1.44 percent for the three and six month periods ended June 30, 2009, compared to 1.91 percent and 2.21 percent for the same periods in the prior year. As a result, interest expense was lower for the three and six month periods ended June 30, 2009, compared to the same periods in the prior year due to lower interest rates, partially offset by higher volume.

Average non interest bearing demand deposits increased by $39.7 million or 6.5 percent to $652.0 million and $42.8 million or 7.0 percent to $651.6 million, for the three and six month periods ended June 30, 2009, compared to $612.3 million and $608.8 million for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2009 and 2008 is as follows:

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2009	2008	2009	2008

Average interest rate on:
Total average interest earning assets	5.86%	6.42%	5.93%	6.56.%
Total average interest bearing liabilities	1.37%	1.91%	1.44%	2.21%
Total interest rate spread	4.49%	4.51%	4.49%	4.35%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. The interest rate spread decreased slightly for the three month period ended June 30, 2009 and increased slightly for the six month period ended June 30, 2009, compared to the respective prior year period. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of in net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $11.5 million and $2.1 million for the three month periods ended June 30, 2009 and 2008, respectively. The Company recorded a provision for loan losses of $14.5 million and $2.4 million for the six month periods ended June 30, 2009 and 2008, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. The overall increase in the 2009 provision resulted from the significant negative impact that the current economic downturn, which intensified in the first six months of 2009, has had on the performance and underlying collateral value of the Company’s loan portfolio. See “Financial Condition” for further discussion.

Non Interest Income

Non interest income decreased $3.3 million, or 64.4 percent to $1.8 million for the three month period ended June 30, 2009, compared to $5.2 million for the prior year period. Non interest income decreased $5.0 million, or 52.5 percent to $4.5 million for the six month period ended June 30, 2009, compared to $9.4 million for the prior year period.

Service charges income increased $0.1 million or 4.7 percent to $1.4 million for the three month period ended June 30, 2009, compared to $1.3 million for the prior year period. Service charges income increased $0.2 million or 5.3 percent to $3.0 million for the six month period ended June 30, 2009, compared to $2.8 million for the prior year period. The increases were primarily due to growth in deposit activity and other services charges and increases in scheduled fees.

Investment advisory fee income for the three month period ended June 30, 2009 decreased $1.1 million or 37.9 percent to $1.8 million from $2.9 million in the prior year period. Investment advisory fee income for the six month period ended June 30, 2009 decreased $2.0 million or 35.0 percent to $3.6 million from $5.6 million in the prior year period. The decreases were primarily due to a net decrease in the market values of assets under management which was primarily as a result of the current difficulties in the global financial markets.

The Company recognized impairment charges on securities available for sale of $2.1 million for the three month period ended June 30, 2009. The Company recognized impairment charges on securities available for sale of $3.5 million and $0.5 million for the six month periods ended June 30, 2009 and 2008, respectively. The 2009 charge resulted from an other-than-temporary-impairment adjustment related to the Company’s investment in a three pooled trust preferred securities. The 2008 charge resulted from an other-than-temporary-impairment adjustment related to the Company’s investment in a mutual fund.

The Company recorded realized gains on sales of securities available for sale of $52,000 and $148,000 for both the three and six month periods ended June 30, 2009 and 2008, respectively.

Other income for the three and six month periods ended June 30, 2009 was essentially unchanged from the prior year periods.

Non Interest Expense

Non interest expense for the three and six month periods ended June 30, 2009 increased $2.0 million or 11.1 percent to $19.6 million and $3.4 million or 9.9 percent to $38.1 million, respectively, as compared to the prior year periods. These increases reflect the overall growth of the Company resulted primary from increases in FDIC assessments in both periods.

Salaries and employee benefits, the largest component of non interest expense, for the three and six month period ended June 30, 2009 increased $0.2 million or 2.1 percent to $10.4 million and decreased $0.1 million or 0.4 percent to $20.2 million, respectively, as compared to the prior year periods. The increases resulted from the addition of an employee to the officer’s supplemental retirement plan and was partially offset by a reduction in the accrual for incentive compensation.

Occupancy expense for the three month period ended June 30, 2009 was unchanged as compared to the prior year period. Occupancy expense for the six month period increased $0.3 million or 9.6 percent to $4.0 million from $3.7 million in prior year period. The increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services for the three and six month periods ended June 30, 2009 decreased $0.1 million or 10.2 percent to $1.0 million and $0.2 million or 8.4 percent to $2.1 million, respectively, as compared to prior year periods. The decrease was due to an executive compensation consultant who had been engaged in the prior year periods.

Equipment expense for the three and six month periods ended June 30, 2009 was essentially unchanged from the prior year periods.

Business development expense for the three and six month periods ended June 30, 2009 decreased $0.1 million or 19.1 percent to $0.5 million and $0.1 million or 5.5 percent to $1.0 million, respectively, as compared to prior year periods. The decreases were due to lower annual report expense.

The assessment of the Federal Deposit Insurance Corporation (“FDIC”) for the three and six month periods ended June 30, 2009 increased $1.9 million to $2.1 million from $0.2 million and increased $3.4 million to $3.6 million from $0.3 million, respectively.. The increases were due to additional premiums that were imposed by the FDIC to replenish shortfalls in the FDIC Insurance Fund which resulted from the current economic crisis. Additional significant premium increases are expected for the remainder of 2009.

Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2009 compared to June 30 2008, were due to the following:

•	Increase of $43,000 (58.1%) and $106,000 (75.7%)%) in other insurance expense, resulting from increases in banker’s professional and automobile insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance policies due

•	Decrease of $97,000 (25.7%) and $345,000 (37.1%) in stationary and printing costs due to decreased consumption,

•	Decrease of $59,000 (25.7%) and $109,000 (22.5%) in communication costs due to the implementation of more efficient systems.

•	Decrease of $43,000 (18.9%) and $67,000 (14.9%) in courier costs due to the implementation of a remote capture system

•	Increase of $121,000 (66.5%) and $186,000 (65.3%) in other loan expenses due to costs associated with properties held in other real estate owned and increased collection costs.

•	Decrease of $30,000 (26.8%) and $160,000 (32.6%) in dues, meetings and seminars due to decreased participation in such events.

Income Taxes

Income taxes (benefits) of ($1.5) million and $1.6 million were recorded in the three and six month periods ended June 30, 2009, compared to $4.0 million and $8.4 million for the same periods in the prior year. The Company’s overall effective tax rate of 18.5% for the six months ended June 30, 2009 was significantly lower compared to 34.0% for the same period in the prior year. The 2009 effective rate was lower primarily due to the fact that tax-exempt income represented a significantly higher percentage of pretax income in 2009 compared to 2008. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17% surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

  Assets

The Company had total assets of $2,562.0 million at June 30, 2009, an increase of $21.1 million from $2,540.9 million at December 31, 2008.

  Federal Funds Sold

Federal funds sold totaled $87.5 million at June 30, 2009, an increase of $80.8 million from $6.7 million at December 31, 2008. The decrease resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

Securities and FHLB Stock

The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $5.0 million at June 30, 2009 and were comprised primarily of obligations of municipalities located within the Company’s market area.

Securities totaled $494.6 million at June 30, 2009, a decrease of $176.8 million or 26.3 percent from $671.4 million at December 31, 2008. Securities classified as available for sale, which are recorded at estimated fair value, totaled $495.4 million at June 30, 2009, a decrease of $146.9 million or 22.9 percent from $642.4 million at December 31, 2008. Securities classified as held to maturity, which are recorded at amortized cost, totaled $24.7 million at June 30, 2009, a decrease of $4.3 million or 14.8 percent from $29.0 million at December 31, 2008.

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at June 30, 2009 and December 31, 2008:

June 30, 2009

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(000s)

Classified as Available for Sale
U.S. Treasury and government agencies	$13,000	$106	—	$13,106
Mortgage-backed securities	293,777	5,913	$156	299,534
Obligations of states and political subdivisions	162,143	2,934	1,077	164,000
Other debt securities	16,483	19	7,733	8,769

Total debt securities	485,403	8,972	8,966	485,409
Mutual funds and other equity securities	9,172	906	90	9,988

Total	$494,575	$9,878	$9,056	$495,397

Classified as Held to Maturity
Mortgage-backed securities	$19,571	$614	—	$20,185
Obligations of states and political subdivisions	5,134	198	—	5,332

Total	$24,705	$812	$—	$25,517

December 31, 2008

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(000’s)

Classified as Available for Sale
U.S. Treasury and government agencies	$45,206	$288	$79	$45,415
Mortgage-backed securities	371,963	3,487	1,313	374,137
Obligations of states and political subdivisions	200,858	2,341	1,710	201,489
Other debt securities	20,082	227	8,665	11,644

Total debt securities	638,109	6,343	11,767	632,685
Mutual funds and other equity securities	9,170	613	105	9,678

Total	$647,279	$6,956	$11,872	$642,363

Classified as Held to Maturity
Mortgage-backed securities	$23,859	$525	$78	$24,306
Obligations of states and political subdivisions	5,133	108	1	5,240

Total	$28,992	$633	$79	$29,546

U.S. Treasury and government agency obligations classified as available for sale totaled $13.1 million at June 30, 2009, a decrease of $32.3 million or 71.1 percent from $45.4 million at December 31, 2008. The decrease was due to maturities and calls of $188.1 million and other decreases of $0.1 million which were partially offset by purchases of $155.9 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at June 30, 2009 or at December 31, 2008.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $299.5 million at June 30, 2009, a decrease of $74.6 million or 19.9 percent from $374.1 million at December 31, 2008. The decrease was due to maturities and principal paydowns of $86.4 million and sales of

$6.8 million which were partially offset by purchases of $15.1 million and other increases of $3.5 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $19.6 million at June 30, 2009, a decrease of $4.3 million or 18.0 percent from $23.9 million at December 31, 2008. The decrease was due to maturities and principal paydowns of $4.3 million.

Obligations of state and political subdivisions classified as available for sale totaled $164.0 million at June 30, 2009, a decrease of $37.5 million or 18.6 percent from $201.5 million at December 31, 2008. The decrease was due to maturities and calls of $38.0 million and sales of $2.0 million which were partially offset by purchases of $1.3 million and other increases of $1.2 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both June 30, 2009 and December 31, 2008. The combined available for sale and held to maturity obligations at March 31, 2009 were comprised of approximately 68 percent of New York State political subdivisions and 32 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities classified as available for sale decreased $2.8 million, or 24.1 percent, to $8.8 million at June 30, 2009 from $11.6 million at December 31, 2008. The decrease was due to other changes of $2.8 million. Included in other changes was a $3.6 million pretax loss for other than temporary impairment related to the Company’s investment in a pooled trust preferred security, and $0.1 million of unrealized losses on other debt securities. These pooled trust preferred securities, while continuing to perform have suffered severe declines in estimated fair value primarily as a result of illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. The Company has recognized $4.6 million in other-than-temporary-impairment charges over the past twelve months, related to its investments in pooled trust preferred securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional other-than-temporary impairment of these securities.

Mutual funds and other equity securities totaled $10.0 million at June 30, 2009, an increase of $0.3 million or 3.1 percent from $9.7 million at December 31, 2008. All mutual funds and other equity securities are classified as available for sale.

The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $8.6 million at June 30, 2009, compared to $20.5 million at December 31, 2008.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2009 or December 31, 2008.

Loans

Net loans totaled $1,746.2 million at June 30, 2009, an increase of $68.6 million or 4.1 percent from $1,677.6 million at December 31, 2008. The increase resulted principally from a $89.0 million increase in commercial real estate loans, $43.8 million increase in residential loans, $19.2 million increase in construction loans, $4.4 million increase in loans to individuals, and a $2.2 million increase in lease financing. These increases were partially offset by a $78.7 million decrease in commercial and industrial loans. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration.

Major classifications of loans at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(000’s)

Real Estate:
Commercial	$731,927	$642,923
Construction	274,039	254,837
Residential	453,182	409,431
Commercial and industrial	279,400	358,079
Individuals	25,887	21,536
Lease financing	20,660	18,461

Total	1,785,095	1,705,264
Deferred loan fees, net	(4,728)	(5,116)
Allowance for loan losses	(34,177)	(22,537)

Loans, net	$1,746,190	$1,677,611

Nonperforming assets and delinquency have increased significantly since December 31, 2008 as the cumulative effect of the current economic downturn has impacted the Company’s customers and market area, particularly in the second quarter of 2009. The following table illustrates the trend in nonperforming assets and delinquency from June 2008 to June 2009.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
	(000’s)

Loans past due 90 days or more and still accruing	$11,039	$5,885	$7,019	$776	$1,383

Total non-accrual loans	$41,308	$27,859	$11,284	$14,117	$12,318
Other real estate owned	7,188	5,455	5,467	1,900	1,900

Total nonperforming assets	$48,496	$33,314	$16,751	$16,017	$14,218

Nonperforming assets to total assets	1.89%	1.31%	0.66%	0.66%	0.61%

There was no interest income on non-accrual loans included in net income for the three and six month periods ended June 30, 2009 and the year ended December 31, 2008. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $1.5 million and $0.9 million for the six month period ended June 30, 2009 and the year ended December 31, 2008, respectively.

A summary of nonperforming assets as of June 30, 2009 and December 31, 2008 follows:

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
	(000’s)

Non-accrual loans:
Real Estate:
Commercial	$10,725	$2,241	$8,484
Construction	11,469	2,824	8,645
Residential	16,437	4,618	11,819

Total Real Estate	38,631	9,683	28,948

Commercial & Industrial	2,677	1,601	1,075
Lease Financing & Individuals	—	—	—

Total Non-accrual loans	41,308	11,284	30,024
Other Real Estate Owned	7,188	5,467	1,721

Total Nonperforming assets	$48,496	$16,751	$31,745

Nonperforming assets to total assets at period end	1.89%	0.66%

The overall increase in nonperforming assets has primarily resulted from the current severe economic slowdown, which intensified in the first six months of 2009, which has had negative effects on real estate values, sales and available financing, particularly in the commercial and residential real estate sectors. Continuation of this condition could result in additional increases in nonperforming assets and charge-offs in the future.

During the six month period ended June 30, 2009:

•	Nonperforming commercial loans increased $8.5 million resulting from the transfer of four loans totaling $9.0 million, which was offset by a charge-off of $0.5 million.

•	Nonperforming construction loans increased $8.6 million, resulting from the transfer of nine loans totaling $10.8 million, which was offset by a transfer of one loan totaling $1.7 million to other real estate owned and a charge-off of $0.4 million.

•	Nonperforming residential loans increased $11.8 million resulting from the transfer of five loans totaling $13.6 million, which was partially offset by charge-offs of $1.0 million and payments of $0.8 million.

•	Nonperforming commercial and industrial loans increased $1.1 million resulting from the transfer of ten loans totaling $2.1 million, which was partially offset by charge-offs of $1.0 million.

•	Other real estate owned increased $1.7 million resulting from foreclosure proceedings on a property related to a nonperforming construction loan.

At June 30, 2009, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $30.0 million to $41.3 million at June 30, 2009 from $11.3 million at December 31, 2008. Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

In accordance with SFAS No. 114, which establishes the accounting treatment of impaired loans, loans that are within the scope of SFAS No. 114 totaling $41.3 million and $11.3 million at June 30, 2009 and December 31, 2008, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At June 30, 2009, the Company had $1.8 million of specific reserves specifically allocated to four impaired loans. At December 31, 2008 there was no allowance for loan losses specifically allocated to impaired and other identified problem loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change
	June 30,	During	December 31,
	2009	2009	2008

Components
Specific:
Real Estate:
Commericial	—	—	—
Construction	—	—	—
Residential	$270	$270	—
Commercial and Industrial	1,497	1,497	—
Lease Financing and individuals	25	25	—

Total Specific component	$1,792	$1,792	$—

Formula:
Real Estate:
Commericial	$12,988	$4,768	$8,220
Construction	5,958	2,288	3,670
Residential	7,233	3,039	4,194
Commercial and Industrial	6,166	(106)	6,272
Lease Financing and individuals	40	(141)	181

Total Formula component	$32,385	$9,848	$22,537

Total Allowance	$34,177		$22,537

Net Change		11,640
Net Charge-offs		(2,852)

Provision for loan losses		$14,492

		Change
	June 30,	During	December 31,
	2008	2008	2007

Components
Specific:
Real Estate:
Commericial	—	—	—
Construction	—	$(500)	$500
Residential	—	(950)	950
Commercial and Industrial	$124	(83)	207
Lease Financing and individuals	—	(120)	120

Total Specific component	$124	$(1,653)	$1,777

Formula:
Real Estate:
Commericial	$5,930	$1,703	$4,227
Construction	2,648	(513)	3,161
Residential	3,026	58	2,968
Commercial and Industrial	4,525	(520)	5,045
Lease Financing and individuals	131	(58)	189

Total Formula component	$16,258	$668	$15,590

Total Allowance	$16,382		$17,367

Net Change		(985)
Net Charge-offs		(3,430)

Provision for loan losses		$2,445

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value, as provided in SFAS No. 114 and SFAS No. 118. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. We generally record partial charge-offs for impaired loans where the fair value is less than the carrying amount, that are real estate collateral dependent and for which we utilize independent appraisals in determining the fair value of the collateral. At June 30, 2009, the Company had $1.8 million of specific reserves allocated to four impaired loans. There were no specific reserves assigned to impaired loans as of December 31, 2008. The Company’s analysis indicated that these loans were principally real estate collateral dependent or guaranteed under U.S. government programs and that, with the exception of four loans for which specific reserves were assigned at June 30, 2009, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the formula component of the allowance for loan losses at June 30, 2009:

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. During the six month period ended June 30, 2009, these factors have generally continued to worsen, particularly in the second quarter. Further deterioration in the economy in general and business conditions in the Company’s primary market area are expected to continue. During the fourth quarter of 2008 and continuing through the first half of 2009, housing prices have significantly declined and the availability of mortgage financing is limited. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are considered in the determination of the formula component of the allowance. During the six month period ended June 30, 2009, the market for new construction has continued to slow significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the six month period ended June 30, 2009, nonperforming assets and delinquencies have increased substantially. We believe this increase is due to current trends within the economy and our local market area.

•	Loan Participations — We purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships is considered in the determination of the formula component of the allowance for loan losses.

A summary of the activity in the allowance for loans losses during the six month periods ended June 30, 2009 and 2008 follows:

	June 30,
	2009	2008
	(000’s except percentages)

Net loans outstanding at end of period	$1,746,190	$1,496,013

Average net loans outstanding during the period	1,717,905	1,373,982

Allowance for loan losses:
Balance, beginning of the year	22,537	17,367
Provision charged to expense	14,492	2,445

	37,029	19,812

Charge-off and recoveries during the period
Charge-offs:
Real Estate:
Commericial	(535)	(71)
Construction	(440)	(775)
Residential	(979)	(1,277)
Commercial and Industrial	(990)	(905)
Lease Financing and individuals	(31)	(602)
Recoveries
Real Estate:
Commericial	—	—
Construction	—	—
Residential	6	137
Commercial and Industrial	102	40
Lease Financing and individuals	15	23

Net charge-offs during the period	(2,852)	(3,430)

Balance, at period end	$34,177	$16,382

Ratio of net charge-offs to average net loans outstanding during the period	0.17%	0.25%
Ratio of allowance for loan losses to gross loans outstanding at end of the period	1.94%	1.10%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	June 30, 2009
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$12,988	$731,927	41.00%
Construction	5,958	274,039	15.35%
Residential	7,503	453,182	25.39%
Commercial & Industrial	7,663	279,400	15.65%
Lease Financing & Individuals	65	46,547	2.61%

Total	$34,177	$1,785,095	100.00%

	December 31, 2008
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$8,220	$642,923	37.70%
Construction	3,670	254,837	14.94%
Residential	4,194	409,431	24.01%
Commercial & Industrial	8,272	358,076	21.00%
Lease Financing & Individuals	181	39,997	2.35%

Total	$24,537	$1,705,264	100.00%

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

  Deposits

Deposits totaled $2,135.2 million at June 30, 2009, an increase of $295.9 million or 16.1 percent from $1,839.3 million at December 31, 2008. Approximately $75 million of this growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing deposits. The following table presents a summary of deposits at June 30, 2009 and December 31, 2008.

	(000’s)
	June 30,	December 31,
	2009	2008	Increase (Decrease)

Demand deposits	$701,867	$647,828	$54,039
Money market accounts	811,112	631,948	179,164
Savings accounts	100,898	99,022	1,876
Time deposits of $100,000 or more	150,470	156,481	(6,011)
Time deposits of less than $100,000	112,861	138,504	(25,643)
Checking with interest	258,039	165,543	92,496

Total Deposits	$2,135,247	$1,839,326	$295,921

Borrowings

Total borrowings were $203.6 million at June 30, 2009, a decrease of $262.8 million or 56.3 percent from $466.4 million at December 31, 2008. The overall decrease resulted primarily from a $194.6 million decrease in other short-term borrowings and $70.0 million of payoffs at maturity of long term FHLB borrowings, partially offset by a $1.8 million increase in short-term repurchase agreements. Reduction of borrowings was funded primarily by deposit growth. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $194.8 million at June 30, 2009, a decrease of $12.7 million or 6.1 percent from $207.5 million at December 31, 2008. The decrease in stockholders’ equity resulted from $14.6 million in purchases of treasury stock and $9.2 million of cash dividends paid on common stock which was partially offset by net income of $6.9 million, increases in accumulated comprehensive income of $3.8 million and $0.4 million of net increases related to grants and exercises of stock options

The Company’s and the Banks’ capital ratios at June 30, 2009 and December 31, 2008 are as follows:

			Minimum for
	June 30,	December 31,	Capital Adequacy
	2009	2008	Purposes

Leverage ratio:
Company	6.8%	7.5%	4.0%
HVB	6.8	7.4	4.0
NYNB	6.1	6.7	4.0
Tier 1 capital:
Company	9.0%	10.1%	4.0%
HVB	9.0	9.9	4.0
NYNB	9.1	10.1	4.0
Total capital:
Company	10.2%	11.3%	8.0%
HVB	10.2	11.1	8.0
NYNB	10.4	11.4	8.0

The Company, HVB and NYNB each exceed all current regulatory capital requirements to be considered in the “well capitalized” category at June 30, 2009.

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

The Company’s liquid assets, at June 30, 2009 include cash and due from banks of $76.7 million and Federal funds sold of $87.5 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $159.7 million at June 30, 2009. This represented 30.8 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $339.3 million, or 19.0 percent of loans at June 30, 2009, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB and NYNB are members of the FHLB. As members, they are able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of June 30, 2009, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. NYNB had short-term borrowing lines of $27 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $80 million with three major financial institutions which were all unused and available at June 30, 2009. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $700 million of which $50 million was outstanding as at June 30, 2009. NYNB has an approved line under Retail Certificate of Deposit Agreements with one financial institution totaling $5.0 million which was unused and available at June 30, 2009.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. Both HVB and NYNB have been approved to participate in the BIC program. There was $15 million outstanding with the Federal Reserve at June 30, 2009.

As of June 30, 2009, the Company had qualifying loan and investment securities totaling approximately $514 million which could be utilized under available borrowing programs thereby increasing liquidity.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2009. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company herein and those factors identified elsewhere in Item 1A of Part II of this report, the following factors that could cause actual results to differ materially from such forward-looking statements are set forth in the Company’s 2008 Annual Report on Form 10-K:

We May Not Repurchase Shares Consistent with Past Practices.

As our common stock is not actively traded or listed on a national securities exchange, we have historically maintained a stock repurchase program for the benefit of our shareholders. However, we are under no obligation to maintain such repurchase program and may modify or discontinue the program at any time. In the event that our subsidiaries’ earnings are reduced we may choose to discontinue the stock repurchase program or to substantially reduce the amount of shares purchased under such program. In addition, if our capital levels or earnings decrease substantially, our banking regulator may preclude us from repurchasing shares under our stock repurchase program. We may also voluntarily decide to substantially curtail or discontinue the stock repurchase program at any time for any reason or no reason whatsoever.

We May Need to Raise Additional Capital in the Future, Which May Result in a Dilution of Our Common Stock.

Subject to market conditions and other factors, we may need to raise additional capital in the future. Accordingly, we may conduct substantial future offerings of debt securities or our equity securities including both common and preferred stock. Future equity issuances, including future public offerings or future private placements of equity securities and any additional shares issued in connection with acquisitions, will result in dilution to shareholders. In addition, the market price of our common stock could fall as a result of resales of any of these shares of common stock due to an increased number of shares available for sale in the market. Our certificate of incorporation authorizes our Board of Directors to, among other things, issue additional shares of common or preferred stock or securities convertible or exchangeable into equity securities, without shareholder approval. We may issue such additional equity or convertible securities to raise additional capital in connection with acquisitions, as part of our employee and director compensation or otherwise. The issuance of any additional shares of common or preferred stock or convertible securities could be substantially dilutive to shareholders of our common stock. If we issue preferred stock, these securities may be senior to the common stock with regard to dividend payments, rights upon liquidation, voting, and other terms. Any debt securities we issue will be senior to the common stock with regard to the payment of interest and upon any liquidation of the Company. Moreover, to the extent that we issue restricted stock, stock options, or warrants to purchase our common stock in the future and those stock options or warrants are exercised or the restricted stock vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

Substantial Increase in Our Nonperforming Loans May Occur and Adversely Affect Our Results of Operations and Financial Condition.

As a result of the economic downturn, particularly in the first six months of 2009, we are facing increased delinquencies on our loans. Further downturn in the market areas we serve could increase our credit risk associated with our loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans. The deterioration of our loan portfolio may cause a significant increase in nonperforming loans, which could have an adverse impact on our results of operations and financial condition. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2008 were previously reported in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2009 compared to December 31, 2008.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the six month period ended June 30, 2009. The Company had no derivative financial instruments in place at June 30, 2009 and December 31, 2008.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2009 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at June 30, 2009, shows a positive cumulative static gap of $169.8 million in the one year time frame.

The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2009.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	June 30,
Gradual Change in Interest Rates	2009	Policy Limit

+200 basis points	1.9%	(5.0)%
–100 basis points	(1.5)%	(5.0)%

As of March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and –100 basis points scenario is within the Company’s policy limits.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended June 30, 2009, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2008 Annual Report on Form 10-K under “Risk Factors”. There has been no material change in such risk factors other than the following:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchase made by the Company of its common stock during the three month period ended June 30, 2009:

			Total number	Maximum number
			of shares	of shares
			purchased as	that may
	Total number	Average price	part of	yet be
	of shares	paid per	publicly announced	purchased under
Period	purchased	share	programs	the programs(1)

April 1, 2009 — April 30, 2009	—	$0.00	—	—
May 1, 2009 — May 31, 2009(1)	24,998	$40.00	24,998	—
June 1, 2009 — June 30, 2009	4,390	$40.00	—	—

Total	29,388	$40.00	24,998	—

(1)	In April 2009, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 25,000 of the Company’s shares at a price of $40.00 per share, limited to the repurchase of up to 1,000 shares from each beneficial holder. The program was fully subscribed prior to its expiration on May 15, 2009.

In May 2009, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 25,000 of the Company’s shares at a price of $40.00 per share, limited to the repurchase of up to 1,000 shares from each beneficial holder. The program was fully subscribed prior to its expiration on July 17, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 28, 2009 for the purpose of considering and voting upon the following matters:

Election of the following directors, constituting all members of the Board of Directors, to a one-year term of office: William E. Griffin, Stephen R. Brown, James M. Coogan, Mary-Jane Foster, Gregory F. Holcombe, Adam Ifshin, James J. Landy, Michael P. Maloney, Angelo R. Martinelli, William J. Mulrow, John A. Pratt Jr., Cecile D. Singer and Craig S. Thompson.

The results were as follows:

	For	Withhold	Abstain

William E. Griffin	8,527,034	264,587	—
Stephen R. Brown	8,560,532	231,089	—
James M. Coogan	8,546,190	245,431	—
Mary-Jane Foster	8,593,867	197,754	—
Gregory F. Holcombe	8,632,952	158,699	—
Adam W. Ifshin	8,552,622	238,999	—
James J. Landy	8,597,239	194,382	—
Michael P. Maloney	8,562,528	229,093	—
Angelo R. Martinelli	8,552,500	239,121	—
William J. Mulrow	8,594,047	197,574	—
John A. Pratt Jr.	8,560,532	231,089	—
Cecile D. Singer	8,596,378	195,243	—
Craig S. Thompson	8,560,532	231,089	—

To consider and vote upon the proposal to amend the Company’s Amended and Restated Certificate of Incorporation to authorize the issuance of up to 15,000,000 shares of preferred stock.

For	7,897,228
Against	370,950
Abstain	62,776

To ratify the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	8,515,528
Against	253,366
Abstain	22,723

Item 6.  Exhibits

(A) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hudson Valley Holding Corp. (filed herewith)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1) Incorporated herein by reference in this document to the Form 10-Q filed on May 12, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown
Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer

August 10, 2009