Form 10-Q
period 2009-09-30
HUDSON VALLEY HOLDING CORP
filed 2009-10-20
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
October 15,
Class	2009
Common stock, par value $0.20 per share	10,562,369

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 CONDENSED FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	48
ITEM 4 CONTROLS AND PROCEDURES	49

PART II — OTHER INFORMATION
ITEM 1A RISK FACTORS	50
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60
ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	60
ITEM 6 EXHIBITS	60

SIGNATURES	61
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,
	2009	2008

Interest Income:
Loans, including fees	$27,822	$27,699
Securities:
Taxable	4,203	5,961
Exempt from Federal income taxes	1,756	2,001
Federal funds sold	38	97
Deposits in banks	20	18

Total interest income	33,839	35,776

Interest Expense:
Deposits	3,541	4,115
Securities sold under repurchase agreements and other short-term borrowings	73	753
Other borrowings	1,579	2,155

Total interest expense	5,193	7,023

Net Interest Income	28,646	28,753
Provision for loan losses	2,732	1,040

Net interest income after provision for loan losses	25,914	27,713

Non Interest Income:
Service charges	1,368	1,401
Investment advisory fees	1,934	3,264
Recognized impairment charge on securities available for sale (includes $1,782 of total losses less $1,185 of losses on securities available for sale, recognized in other comprehensive income at September 30, 2009)	(597)	(1,062)
Other income	636	851

Total non interest income	3,341	4,454

Non Interest Expense:
Salaries and employee benefits	9,551	10,774
Occupancy	2,143	1,838
Professional services	1,220	1,231
Equipment	1,233	1,040
Business development	495	526
FDIC assessment	915	279
Other operating expenses	3,374	2,500

Total non interest expense	18,931	18,188

Income Before Income Taxes	10,324	13,979
Income Taxes	3,426	4,930

Net Income	$6,898	$9,049

Basic Earnings Per Common Share	$0.65	$0.83
Diluted Earnings Per Common Share	0.63	0.80

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,
	2009	2008

Interest Income:
Loans, including fees	$82,213	$78,024
Securities:
Taxable	14,133	19,005
Exempt from Federal income taxes	5,945	6,512
Federal funds sold	62	820
Deposits in banks	32	81

Total interest income	102,385	104,442

Interest Expense:
Deposits	11,096	14,866
Securities sold under repurchase agreements and other short-term borrowings	474	1,691
Other borrowings	5,605	6,696

Total interest expense	17,175	23,253

Net Interest Income	85,210	81,189
Provision for loan losses	17,224	3,485

Net interest income after provision for loan losses	67,986	77,704

Non Interest Income:
Service charges	4,373	4,256
Investment advisory fees	5,576	8,866
Recognized impairment charge on securities available for sale (includes $11,857 of total losses less $7,708 of losses on securities available for sale, recognized in other comprehensive income at September 30, 2009)	(4,149)	(1,547)
Realized gain on securities available for sale, net	52	148
Other income	1,976	2,177

Total non interest income	7,828	13,900

Non Interest Expense:
Salaries and employee benefits	29,769	30,912
Occupancy	6,148	5,493
Professional services	3,280	3,480
Equipment	3,273	3,129
Business development	1,535	1,626
FDIC assessment	4,554	561
Other operating expenses	8,460	7,657

Total non interest expense	57,019	52,858

Income Before Income Taxes	18,795	38,746
Income Taxes	4,995	13,354

Net Income	$13,800	$25,392

Basic Earnings Per Common Share	$1.30	$2.33
Diluted Earnings Per Common Share	1.27	2.25

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net Income	$6,898	$9,049	$13,800	$25,392

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporary impaired securities available for sale:
Total losses	(1,782)	(1,062)	(11,857)	(1,547)
Loss recognized in earnings	597	1,062	4,149	1,547

Loss recognized in comprehensive income	(1,185)	—	(7,708)	—
Income tax effect	486	—	3,160	—

Subtotal	(699)	—	(4,548)	—

Unrealized holding gains (losses) on securities available for sale not other-than- temporarily impaired	6,009	(6,096)	18,270	(10,809)
Income tax effect	(2,448)	2,483	(7,355)	4,476

Subtotal	3,561	(3,613)	10,915	(6,333)

Unrealized holding gains (losses) on securities, net of tax	2,862	(3,613)	6,367	(6,333)

Accrued benefit liability adjustment	267	20	801	60
Income tax effect	(108)	(7)	(321)	(23)

	159	13	480	37

Other comprehensive income (loss)	3,021	(3,600)	6,847	(6,296)

Comprehensive income	$9,919	$5,449	$20,647	$19,096

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	September 30,	December 31,
	2009	2008

ASSETS
Cash and due from banks	$81,070	$45,428
Federal funds sold	68,671	6,679
Securities available for sale at estimated fair value (amortized cost of $519,568 in 2009 and $647,279 in 2008)	525,214	642,363
Securities held to maturity at amortized cost (estimated fair value of $24,157 in 2009 and $29,546 in 2008)	22,909	28,992
Federal Home Loan Bank of New York (FHLB) Stock	8,606	20,493
Loans (net of allowance for loan losses of $34,845 in 2009 and $22,537 in 2008)	1,750,917	1,677,611
Accrued interest and other receivables	15,748	16,357
Premises and equipment, net	30,667	30,987
Other real estate owned	5,063	5,467
Deferred income taxes, net	17,505	14,030
Bank owned life insurance	24,137	22,853
Goodwill	20,933	20,942
Other intangible assets	3,481	4,097
Other assets	3,869	4,591

TOTAL ASSETS	$2,578,790	$2,540,890

LIABILITIES
Deposits:
Non interest-bearing	$723,663	$647,828
Interest-bearing	1,446,148	1,191,498

Total deposits	2,169,811	1,839,326
Securities sold under repurchase agreements and other short-term borrowings	55,232	269,585
Other borrowings	126,790	196,813
Accrued interest and other liabilities	26,239	27,665

TOTAL LIABILITIES	2,378,072	2,333,389

STOCKHOLDERS’ EQUITY
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 10,556,554 and 10,871,609 shares in 2009 and 2008, respectively	2,371	2,367
Additional paid-in capital	250,726	250,129
Retained earnings	3,482	2,084
Accumulated other comprehensive income (loss), net	1,703	(5,144)
Treasury stock, at cost; 1,299,414 and 964,763 shares in 2009 and 2008, respectively	(57,564)	(41,935)

Total stockholders’ equity	200,718	207,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,578,790	$2,540,890

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2009 and 2008
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2009	10,871,609	$2,367	$(41,935)	$250,129	$2,084	$(5,144)	$207,501
Net income					13,800		13,800
Exercise of stock options, net of tax	19,596	4		597			601
Purchase of treasury stock	(334,703)		(15,631)				(15,631)
Sale of treasury stock	52		2				2
Cash dividends ($1.17 per share)					(12,402)		(12,402)
Accrued benefit liability adjustment						480	480
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						10,915	10,915
Other-than-temporarily impaired (includes $11,857 of total losses less $4,149 of losses recognized in earnings, net of $3,160 tax)						(4,548)	(4,548)

Balance at September 30, 2009	10,556,554	$2,371	$(57,564)	$250,726	$3,482	$1,703	$200,718

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2008	9,841,890	$2,091	$(23,580)	$227,173	$2,369	$(4,366)	$203,687
Net income					25,392		25,392
Grants and exercises of stock options, net of tax	263,220	52		7,880			7,932
Purchase of treasury stock	(172,306)		(9,096)				(9,096)
Sale of treasury stock	8,131		330	97			427
Cash dividends ($1.38 per share)					(15,083)		(15,083)
Accrued benefit liability adjustment						37	37
Net unrealized loss on securities available for sale						(6,333)	(6,333)

Balance at September 30, 2008	9,940,935	$2,143	$(32,346)	$235,150	$12,678	$(10,662)	$206,963

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Nine Months
	Ended September 30,
	2009	2008

Operating Activities:
Net income	$13,800	$25,392
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,224	3,485
Depreciation and amortization	2,929	2,613
Recognized impairment charge on securities available for sale	4,149	1,547
Realized gain on security transactions, net	(52)	(148)
Amortization of premiums on securities, net	321	17
Increase in cash value of bank owned life insurance	(891)	(583)
Amortization of intangible assets	616	616
Stock option expense and related tax benefits	211	1,857
Deferred tax benefit	(7,991)	(715)
(Decrease) increase in deferred loan fees, net	(182)	1,030
Decrease (increase) in accrued interest and other receivables	609	(547)
Decrease in other assets	722	296
Excess tax benefits from share-based payment arrangements	(12)	(1,368)
(Decrease) increase in accrued interest and other liabilities	(1,426)	1,378
Decrease in accrued benefit liability adjustment	807	61

Net cash provided by operating activities	30,834	34,931

Investing Activities:
Net (increase) decrease in Federal funds sold	(61,992)	96,943
Decrease (increase) in FHLB stock	11,887	(4,856)
Proceeds from maturities and paydowns of securities available for sale	403,659	226,337
Proceeds from maturities and paydowns of securities held to maturity	6,132	4,861
Proceeds from sales of securities available for sale	8,750	63,936
Purchases of securities available for sale	(289,171)	(163,431)
Net increase in loans	(89,944)	(313,124)
Net purchases of premises and equipment	(2,609)	(5,682)
Decrease (increase) in goodwill	9	(308)
Premiums paid on bank owned life insurance	(393)	(403)

Net cash used in investing activities	(13,672)	(95,727)

Financing Activities:
Net increase (decrease) in deposits	330,485	(35,097)
Net (decrease) increase in securities sold under repurchase agreements and short-term borrowings	(214,353)	130,791
Repayment of other borrowings	(70,023)	(14,021)
Proceeds from issuance of common stock	390	6,075
Excess tax benefits from share-based payment arrangements	12	1,368
Proceeds from sale of treasury stock	2	427
Acquisition of treasury stock	(15,631)	(9,096)
Cash dividends paid	(12,402)	(15,083)

Net cash provided by financing activities	18,480	65,364

Increase in Cash and Due from Banks	35,642	4,568
Cash and due from banks, beginning of period	45,428	51,067

Cash and due from banks, end of period	$81,070	$55,635

Supplemental Disclosures:
Interest paid	$18,764	$24,835
Income tax payments	11,789	13,106
(Decrease) increase in other real estate owned	(404)	1,900

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

The Company provides financial services through its wholly-owned subsidiaries, Hudson Valley Bank, N.A. (“HVB”), a national banking association headquartered in Westchester County, New York and New York National Bank (“NYNB”), a national banking association headquartered in Bronx County, New York (together with HVB, “the Banks”). HVB is the successor to Hudson Valley Bank, a New York State bank originally established in 1972. NYNB is a national banking association which the Company acquired effective January 1, 2006. For the period from January 1, 2006 to November 19, 2007, NYNB was operated as a New York State bank. HVB has 18 branch offices in Westchester County, New York, 4 in Manhattan, New York, 2 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut. NYNB has 1 branch office in Manhattan, New York and 2 in Bronx County, New York. In July 2009, HVB opened a full service branch at 111 Brook Street, Scarsdale, New York and a full service branch at 54 Broad Street, Milford (New Haven County), Connecticut. In October 2009, HVB opened a full service branch at 2505 Main Street, Stratford (Fairfield County), Connecticut. In July 2009, NYNB closed a full service branch located at 619 Main Street, Roosevelt Island, New York.

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

2.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2009 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2009 and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2009 and 2008. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of September 30, 2009 and December 31, 2008 did not indicate impairment of its goodwill or identified intangible assets.

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

Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 8 “Stock-Based Compensation” herein for additional discussion.

Subsequent Events — The Company performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements. The Company evaluated subsequent events through October 20, 2009, the date that the financial statements were issued.

3.	Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$9,998	$69	—	$10,067
Mortgage-backed securities	319,101	7,313	$431	325,983
Obligations of states and political subdivisions	165,335	6,932	45	172,222
Other debt securities	15,962	17	9,245	6,734

Total debt securities	510,396	14,331	9,721	515,006
Mutual funds and other equity securities	9,172	1,190	154	10,208

Total	$519,568	$15,521	$9,875	$525,214

Classified as Held to Maturity
Mortgage-backed securities	$17,775	$870	—	$18,645
Obligations of states and political subdivisions	5,134	378	—	5,512

Total	$22,909	$1,248	—	$24,157

December 31, 2008

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$45,206	$288	$79	$45,415
Mortgage-backed securities	371,963	3,487	1,313	374,137
Obligations of states and political subdivisions	200,858	2,341	1,710	201,489
Other debt securities	20,082	227	8,665	11,644

Total debt securities	638,109	6,343	11,767	632,685
Mutual funds and other equity securities	9,170	613	105	9,678

Total	$647,279	$6,956	$11,872	$642,363

Classified as Held to Maturity
Mortgage-backed securities	$23,859	$525	$78	$24,306
Obligations of states and political subdivisions	5,133	108	1	5,240

Total	$28,992	$633	$79	$29,546

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $15,071 and $5,856, respectively, at September 30, 2009. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at September 30, 2009 with one issue with amortized cost of $649 and estimated fair value of $452 rated Caa1 and the remaining five issues rated Ca. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

In estimating other-than-temporary impairment (“OTTI”) losses, the Company considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuers, (3) whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost and (4) evaluation of cash flows to determine if they have been adversely affected.

In September 2008 the Company recognized a pretax OTTI loss of $1,061 on one trust preferred security which, prior to the OTTI adjustment, had a book value of $2,000. During the nine months ended September 30, 2009, additional pretax OTTI losses of $2,838, $1,308 and $3 were recognized on three pooled trust preferred securities with original cost basis of $5,000 and $10,000 and $2,000, respectively, due to adverse changes in their expected cash flows which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of the current adverse economic conditions may result in further impairment charges in the future.

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

Significant Inputs at September 30, 2009

Annual prepayment	1.0%
Projected specific defaults/deferrals	15.0% - 61.0%
Projected severity of loss on specific defaults/deferrals	50.0% - 83.0%
Projected additional defaults:
Year 1	3.0%
Year 2	3.0%
Year 3	2.5%
Year 4	2.0%
Year 5	1.0%
Thereafter	0.3%
Projected severity of loss on additional defaults	85.0%
Present value discount rates	3m LIBOR+1.70%-2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the nine months ended September 30, 2009 (in thousands):

Balance at January 1, 2009:
Total OTTI credit losses at January 1, 2009	$1,061
Less: portion recognized in other comprehensive Income	—

Balance at January 1, 2009, as adjusted	1,061
Credit related impairment not previously recognized	4,149

Balance at September 30, 2009	$5,210

The following tables reflect the Company’s investment’s fair values and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities	$38,304	$429	$675	$2	$38,979	$431
Obligations of states and political subdivisions	184	5	2,927	40	3,111	45
Other debt securities	552	391	5,792	8,854	6,344	9,245

Total debt securities	39,040	825	9,394	8,896	48,434	9,721
Mutual funds and other equity securities	69	42	149	112	218	154

Total temporarily impaired securities	$39,109	$867	$9,543	$9,008	$48,652	$9,875

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2009.

December 31, 2008

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	$11,700	$79	—	—	$11,700	$79
Mortgage-backed securities	84,610	472	$79,505	$841	164,115	1,313
Obligations of states and political subdivisions	52,538	1,477	8,868	233	61,406	1,710
Other debt securities	414	102	18,207	8,563	18,621	8,665

Total debt securities	149,262	2,130	106,580	9,637	255,842	11,767
Mutual funds and other equity securities	8,128	92	83	13	8,211	105

Total temporarily impaired securities	$157,390	$2,222	$106,663	$9,650	$264,053	$11,872

Classified as Held to Maturity
Mortgage-backed securities	$1,621	$73	$974	$5	$2,595	$78
Obligations of states and political subdivisions	276	1	—	—	276	1

Total temporarily impaired securities	$1,897	$74	$974	$5	$2,871	$79

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 90 and 544, respectively, at September 30, 2009 and December 31, 2008. The Company has determined that it is more likely than not that it would not be required to sell its securities prior to maturity or to recovery of cost. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings and are readily marketable. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as they continue to perform and the Company believes that current market quotes for these securities are not necessarily indicative of their value. As noted above the

Company has recognized other-than-temporary impairment charges on three of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at September 30, 2009.

At September 30, 2009 and December 31, 2008, securities having a stated value of approximately $369,000 and $401,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The contractual maturity of all debt securities held at September 30, 2009 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value
	(000’s)

Contractual Maturity
Within 1 year	$23,915	$24,121
After 1 but within 5 years	26,634	27,663
After 5 years but within 10 years	119,180	124,764
After 10 years	21,566	12,475
Mortgaged-backed Securities	319,101	325,983

Total	$510,396	$515,006

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(000’s)
Deposit Premium	$3,907	$2,093	$3,907	$1,674
Customer Relationships	2,470	950	2,470	808
Employment Related	516	369	516	314

Total	$6,893	$3,412	$6,893	$2,796

Intangible assets amortization expense was $205 and $616 for the three and nine month periods ended September 30, 2009, and $205 and $616 for the three and nine month periods ended September 30, 2008. The annual intangible assets amortization expense is estimated to be approximately $822 in 2009 and 2010, $803 in 2011, $748 in 2012 and $190 in 2013.

Goodwill was $20,933 at September 30, 2009 and $20,942 at December 31, 2008.

5.	Income Taxes

The Company follows the “Income Taxes” topic of the FASB Accounting Standard Codification which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file various income tax returns in the U.S. federal jurisdiction and the New York State, New York City and Connecticut State jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years 2005 through 2008. The Company is currently open to audit by New York State under the statute of limitations for the years 2005 through 2008. An audit by New York State of tax years 2005 through 2007 is currently underway. No significant issues have arisen to date in connection with this audit.

The Company has performed an evaluation of its tax positions and has concluded that as of September 30, 2009, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the nine month period ended September 30, 2009.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$6,898	$9,049	$13,800	$25,392
Denominator:
Denominator for basic earnings per common share — weighted average shares	10,556,968	10,927,519	10,597,602	10,889,841
Effect of dilutive securities:
Stock options	226,739	340,654	235,868	383,501

Denominator for diluted earnings per common share — adjusted weighted average shares	10,783,707	11,268,173	10,833,470	11,273,342

Basic earnings per common share	$0.65	$0.83	$1.30	$2.33
Diluted earnings per common share	$0.63	$0.80	$1.27	$2.25
Dividends declared per share	$0.30	$0.46	$1.17	$1.38

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$81	$113	$991	$338
Interest cost	158	156	463	467
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	11	11	33	33
Amortization of net loss	181	164	542	494

Net periodic pension cost	$431	$444	$2,029	$1,332

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2008 Annual Report on Form 10-K that it expected to contribute $611 to the unfunded defined benefit plans during 2009. As a result of the addition of an employee to an officers’ supplemental plan in the second quarter of 2009, the expected contribution for 2009 is $668. For the three and nine month periods ended September 30, 2009, the Company contributed $172 and $496, respectively, to these plans.

8.  Stock-Based Compensation

The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. The Company estimates that more than 75% of options granted will vest. Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods. There were no stock options granted during the nine month period ended September 30, 2009.

The following table summarizes stock option activity for the nine month period ended September 30, 2009:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2008	698,612	$27.54
Granted	—	—
Exercised	(19,596)	19.89
Forfeited or Expired	(6,462)	29.04

Outstanding at September 30, 2009	672,554	$27.75	$1,345	4.1
Exercisable at September 30, 2009	528,112	$25.24	$2,381	4.1

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used in the valuation model for activity during the nine month periods ended September 30, 2009 and 2008.

	Nine Month Period Ended September 30,
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

The weighted average fair values of options granted during the nine month period ended September 30, 2008 was $15.38 per share. Net compensation expense of $64 and $199 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2009, respectively. The total tax benefit related thereto was $3 and $6, respectively. Net compensation expense of $75 and $489 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2008, respectively. The total tax benefit related thereto was $3 and $126, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $566 at September 30, 2009. This expense is expected to be recognized over a remaining weighted average period of 1.8 years.

9.	Fair Value

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB Accounting Standards Codification which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company’s available for sale securities at September 30, 2009 and December 31, 2008 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at September 30, 2009 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$10,067	—	$10,067
Mortgage-backed securities	—	325,983	—	325,983
Obligations of states and political subdivisions	—	172,222	—	172,222
Other debt securities	—	878	$5,856	6,734
Mutual funds and other equity securities	—	10,208	—	10,208

Total assets at fair value	—	$519,358	$5,856	$525,214

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$39,872	$39,872
Other real estate owned(2)	—	—	5,063	5,063

Total assets at fair value	—	—	$44,935	$44,935

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on September 30, 2009 was $39.9 million for which a specific allowance of $49 thousand has been established within the allowance for loan losses.

(2)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs.

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$45,415	—	$45,415
Mortgage-backed securities	—	374,137	—	374,137
Obligations of states and political subdivisions	—	201,489	—	201,489
Other debt securities	—	858	$10,786	11,644
Mutual funds and other equity securities	—	9,678	—	9,678

Total assets at fair value	$—	$631,577	$10,786	$642,363

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$11,284	$11,284

Total assets at fair value	$—	$—	$11,284	$11,284

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on December 31, 2008 was $11.3 million for which no specific allowance has been established within the allowance for loan losses.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2009 and 2008:

	Level 3 Assets Measured on a Recurring Basis
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(000’s)		(000’s)

Balance at beginning of period	$7,956	—	$10,786	—
Transfers into (out of) Level 3	71	$19,887	75	$19,887
Net unrealized gain (loss) included in other comprehensive income	(1,574)	(7,400)	(856)	(7,400)
Principal payments	—	(421)	—	(421)
Recognized impairment charge included in the statement of income	(597)	(1,061)	(4,149)	(1,061)

Balance at end of period	$5,856	$11,005	$5,856	$11,005

10.  Fair Value of Financial Instruments

The “Financial Instruments” topic of the FASB Accounting Standards Codification requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2009 and December 31, 2008 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value
approximates fair value	$149.7	$149.7	$52.1	$52.1
Held to maturity securities, FHLB stock and accrued interest	31.6	32.9	49.6	50.1
Loans and accrued interest	1,756.3	1,762.5	1,698.4	1,700.7
Liabilities:
Deposits with no stated maturity and accrued interest	1,939.8	1,939.8	1,547.4	1,547.4
Time deposits and accrued interest	232.4	231.8	295.7	294.8
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	55.2	55.2	269.6	269.6
Other borrowings and accrued interest	127.5	120.7	197.7	186.1
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

11.  Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASE Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (“SFAS No. 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authority for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All nongrandfathered non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. The adoption of SFAS No. 168 as of September 15, 2009 did not have a significant impact on the Company’s financial statements.

Other — Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

12.  Recent Regulatory Actions

In today’s economic and regulatory environment, banking regulators, including the Office of the Comptroller of the Currency (“OCC”), which is the primary federal regulator of the Banks, are directing greater scrutiny to banks with higher levels of commercial real estate loans. Due to the high percentage of commercial real estate loans in our portfolio, we are among the banks subject to such greater regulatory scrutiny. As a result of this concentration, the increase in the level of our non-performing loans, and the potential for further possible deterioration in our loan portfolio, we have expected since the end of the second quarter of 2009 that our Banks would be required by the OCC to maintain higher capital levels. In accordance with our expectations, as of October 13, 2009, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0 percent (compared to 10.0 percent for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0 percent (compared to 6.0 percent for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0 percent (compared to 5.0 percent for a well capitalized bank). These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations.

To meet these increased capital ratios, the Company has commenced an underwritten offering for $90 million of common stock and expects to grant the underwriters a 15% over-allotment option for 30 days after the closing.

The offering was temporarily postponed to hold a special meeting of shareholders to amend the Certificate of Incorporation to eliminate preemptive rights. The shareholders’ meeting was held on October 19, 2009 and a majority of the outstanding shares voted in favor of an amendment to our Certificate of Incorporation to eliminate shareholder preemptive rights. The Company expects to recommence the offering shortly. If the offering is successful, the earnings per share and per share dividends are expected to be reduced as a result of the increased number of shares outstanding and because we do not currently anticipate increasing the aggregate amount of our dividends.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2009 and December 31, 2008, and consolidated results of operations for the three and nine month periods ended September 30, 2009 and September 30, 2008. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, NA and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp., and A.R. Schmeidler & Co., Inc. (collectively “HVB”), and New York National Bank and its subsidiaries 369 East 149th Street Corp. and 369 East Realty Corp. (collectively “NYNB”). HVB and NYNB are sometimes collectively referred to as the “Banks”. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2008 Annual Report on Form 10-K.

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

The year 2008 marked the beginning of an extremely difficult period for the overall economy in general and for the financial services industry in particular. This wide ranging economic downturn, which has had extremely negative effects on all financial sectors both domestic and foreign, has continued into 2009. During 2008 we witnessed the financial collapse of several financial institutions including the country’s largest savings bank and two large Wall Street investment banking firms. In addition, the U.S. Congress has enacted unprecedented financial assistance legislation in an attempt to shore up the financial markets and provide needed credit to a faltering economy. Perhaps the most severe impact of this downturn has been felt by the real estate industry, which is a major source of both the deposit and loan businesses of the Company. The Company experienced a general decline in average deposit balances of customers in all sectors of the real estate industry as activity has been severely curtailed as a result of the current economic downturn. In addition, the Company experienced sharp declines in the value of real estate collateral supporting the majority of its loans, significant increases in delinquent and nonperforming loans, and the continued lack of a liquid market for a small part of its investment portfolio. The effects of these conditions continued, and significantly worsened particularly during the first half of 2009 as unemployment continued to rise, real estate values continued to decline and overall asset quality deteriorated. Although recent indications suggest that the economic decline has begun to turn around, Management expects that the Company will continue to experience some negative pressure from these adverse conditions for the remainder of 2009 and perhaps beyond.

Net income for the three month period ended September 30, 2009 was $6.9 million or $0.63 per diluted share, a decrease of $2.1 million or 23.3 percent compared to $9.0 million or $0.80 per diluted share for the three month period ended September 30, 2008. Net income for the nine month period ended September 30, 2009 was

$13.8 million or $1.27 per diluted share, a decrease of $11.6 million or 45.7 percent compared to $25.4 million or $2.25 per diluted share for the nine month period ended September 30, 2008. Net interest income increased for the nine month period ended September 30, 2009 compared to the same period in the prior year and decreased slightly for the three month period ended September 30, 2009 compared to the same period in the prior year. Although the Company was able to sustain and grow net interest income, it experienced significant declines in net income for both the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year. These declines resulted primarily from sharply higher provisions for loan losses in 2009, significant adjustments for other-than-temporary impairment of certain investments, higher noninterest expenses, including a significant increase in FDIC deposit insurance premiums, and lower noninterest income.

Total deposits increased $330.5 million during the nine month period ended September 30, 2009. Approximately $101 million of this growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the recent increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. In addition to the above mentioned deposit growth, the Company also experienced significant growth in new customers both in existing branches and new branches added during 2008 and 2009. This growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce long term and short term borrowings and to fund loan growth.

Total loans increased $85.4 million during the nine month period ended September 30, 2009 as the Company continued to provide lending availability to new and existing customers. This growth, however, was accompanied by a continued slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed real estate projects, as well as additional increases in delinquent and nonperforming loans in other sectors of the loan portfolio which have also been adversely impacted by the severe economic conditions currently affecting the real estate markets.

The Company’s noninterest income decreased in 2009, primarily as a result of a significant increase in recognized impairment charges related to the Company’s investments in certain pooled trust preferred securities which have been adversely affected by the effects of the current economic downturn in the financial services industry, and decreases in investment advisory fees of its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York. Fee income from this source experienced sharp declines beginning in the fourth quarter of 2008 and continued to decline during the first half of 2009 as a result of the effects of significant declines in both domestic and international markets. Although there has been recent improvement in the financial markets, significant additional improvement will be necessary for this source of noninterest income to return to past levels. At September 30, 2009, A.R. Schmeidler & Co., Inc. had approximately $1.2 billion of assets under management compared to approximately $1.3 billion at September 30, 2008.

Nonperforming assets have increased dramatically, particularly during the first half of 2009 as overall asset quality continued to be adversely affected by the current state of the economy. During the nine month period ended September 30, 2009, the Company has experienced significant increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans which began in the second half of 2008. The Company does not originate loans similar to payment option loans or loans that allow for negative interest amortization. The Company does not engage in sub-prime lending nor does it offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers. At September 30, 2009, the Company had no sub-prime loans in its portfolio. In addition, the Company has not invested in mortgage-backed securities secured by sub-prime loans. These conservative practices somewhat protected the Company from the effects of the early stages of the current financial crisis. However, the severity of the economic downturn, particularly noted during the second quarter of 2009, has extended well beyond the sub-prime lending issue, and has resulted in severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the present shortage of available residential mortgage financing, have put downward pressure on the overall asset quality of virtually all financial institutions, including the Company. Continuation or worsening of such conditions would have additional significant adverse effects on asset quality in the future.

The 500 basis point reduction of short-term interest rates from September 2007 through December 2008 resulted in a steeper yield curve by late 2008 and into the third quarter of 2009. However, with interest rates at historical low levels, availability of long-term financing at interest rates attractive to the Company has been limited. This has resulted in many financial institutions including the Company replacing maturing long-term borrowings with short-term debt. While replacing long-term borrowings with lower cost short-term debt may have a positive impact on net interest income in the near term, this condition presents additional challenges in the ongoing management of interest rate risk to the extent that these borrowings are utilized to fund longer term assets at fixed rates.

As a result of the effects of changes in interest rates, activity in the Company’s core businesses of loans and deposits, an increase in loans as a percentage of total interest earning assets and other asset/liability management activities, tax equivalent basis net interest income decreased slightly by $0.2 million or 0.7 percent to $29.6 million for the three month period ended September 30, 2009, compared to $29.8 million for the same period in the prior year, and increased by $3.7 million or 4.4 percent to $88.4 million for the nine month period ended September 30, 2009, compared to $84.7 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $1.0 million and $3.2 million for the three and nine month periods ended September 30, 2009, respectively, compared to $1.0 million and $3.5 million for the same periods in the prior year.

Non interest income, excluding net gains and losses on securities transactions and recognized impairment charges, was $3.9 million for the three month period ended September 30, 2009, a decrease of $1.6 million or 29.1 percent compared to $5.5 million for the same period in the prior year. Non interest income, excluding net gains and losses on securities transactions and recognized impairment charges, was $11.9 million for the nine month period ended September 30, 2009, a decrease of $3.4 million or 22.2 percent compared to $15.3 million for the same period in the prior year. The decreases were primarily due to a reduction in the investment advisory fees of A.R. Schmeidler & Co., Inc. Investment advisory fee income is expected to remain at reduced levels at least in the near term, due to the ongoing difficulties in the global financial markets. Non interest income also included recognized pre-tax other-than-temporary impairment charges on securities available for sale of $0.6 million and $4.1 million, respectively, for the three and nine month periods ended September 30, 2009 and $1.1 million and $1.5 million, respectively, for the three and nine month periods ended September 30, 2008. The 2009 adjustments were related to the Company’s investments in pooled trust preferred securities. The 2008 adjustments included a $1.1 million adjustment to a pooled trust preferred security and a $0.5 million adjustment related to the Company’s investment in a mutual fund which was sold in April 2008 without additional loss. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value.

Non interest expense was $18.9 million for the three month period ended September 30, 2009, an increase of $0.7 million or 3.8 percent compared to $18.2 million for the same period in the prior year. Non interest expense was $57.0 million for the nine month period ended September 30, 2009, an increase of $4.1 million or 7.8 percent compared to $52.9 million for the same period in the prior year. Increases resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were effectively offset by other cost saving measures implemented by the Company during 2009, however, overall noninterest expense increased primarily due to a significant increase in FDIC deposit premiums. These additional premiums were imposed by the FDIC to replenish shortfalls in the FDIC Deposit Insurance Fund which has resulted from the current economic crisis. Additional significant premium increases are possible for the remainder of 2009 and perhaps beyond.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at September 30, 2009 shows the Company’s net interest income decreasing slightly if interest rates fall and increasing slightly if rates rise.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. While the current adverse economic situation has put pressure on the availability of liquidity in the marketplace, the Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs. In addition, the Company, HVB and NYNB are subject to various regulatory capital guidelines. As of September 30, 2009, to be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. The Company, HVB and NYNB each exceeded all current regulatory capital requirements to be considered in the “well-capitalized” category at September 30, 2009. In today’s economic and regulatory environment, banking regulators, including the OCC, which is the primary federal regulator of the Banks, are directing greater scrutiny to banks with higher levels of commercial real estate loans. Due to the high percentage of commercial real estate loans in our portfolio, we are among the banks subject to such greater regulatory scrutiny. As a result of this concentration, the increase in the level of our non-performing loans, and the potential for further possible deterioration in our loan portfolio, we have expected since the end of the second quarter of 2009 that our Banks would be required by the OCC to maintain higher capital levels. In accordance with our expectations, as of October 13, 2009, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0 percent (compared to 10.0 percent for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0 percent (compared to 6.0 percent for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0 percent (compared to 5.0 percent for a well capitalized bank). These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations.

To meet these increased capital ratios, the Company has commenced an underwritten offering for $90 million of common stock and expects to grant the underwriters a 15% over-allotment option for 30 days after the closing.

The offering was temporarily postponed to hold a special meeting of shareholders to amend the Certificate of Incorporation to eliminate preemptive rights. The shareholders’ meeting was held on October 19, 2009 and a majority of the outstanding shares voted in favor of an amendment to our Certificate of Incorporation to eliminate shareholder preemptive rights. The Company expects to recommence the offering shortly. If the offering is successful, the earnings per share and per share dividends are expected to be reduced as a result of the increased number of shares outstanding and because we do not currently anticipate increasing the aggregate amount of our dividends.

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

On November 21, 2008 the FDIC adopted the final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”) which is also a part of EESA. Under the TLG Program the FDIC will (1) guarantee certain newly issued senior unsecured debt and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts, NOW accounts paying less than 0.5 percent interest per annum and interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. In August 2009, the temporary coverage for non-interest bearing accounts described in (2) above was extended through June 30, 2010. The Company has elected to participate in both guarantee programs.

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

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of September 30, 2009 and December 31, 2008 did not indicate impairment of its goodwill or identified intangible assets.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2009 and September 30, 2008

Summary of Results

The Company reported net income of $6.9 million for the three month period ended September 30, 2009, a decrease of $2.1 million or 23.3 percent compared to $9.0 million for the same period in the prior year. Net income was $13.8 million for the nine month period ended September 30, 2009, a decrease of $11.6 million or 45.7 percent compared to $25.4 million for the same period in the prior year. The decrease in net income for the three month period ended September 30, 2009, compared to the same period in the prior year, reflected slightly lower net interest income, a significantly higher provision for loan losses, higher noninterest expense including significantly higher FDIC deposit insurance premiums, and lower noninterest income, partially offset by higher net interest income, lower recognized other-than-temporary impairment charges on securities available for sale and lower income taxes. The decrease in net income for the nine month period ended September 30, 2009, compared to the same period in the prior year, reflected a significantly higher provision for loan losses, higher noninterest expense including significantly higher FDIC deposit insurance premiums, higher recognized other-than-temporary impairment charges on securities available for sale and lower noninterest income, partially offset by higher net interest income and lower income taxes. Provisions for loan losses totaled $2.7 million and $17.2 million, respectively, for the three and nine month periods ended September 30, 2009, compared to $1.0 million and $3.5 million, respectively, for the same periods in the prior year. The increased provisions for the 2009 periods resulted from significant negative effects of the current economic downturn, which intensified particularly in the first half of 2009, on the performance and underlying collateral values of the Company’s loan portfolios. Recognized impairment charges on securities available for sale totaled $0.6 million and $4.1 million, respectively, for the three and nine month periods ended September 30, 2009 compared to $1.1 million and $1.5 million, respectively, for the three and nine month periods ended September 30, 2008. The 2009 adjustments were related to the Company’s investments in pooled trust preferred securities which have been adversely affected by financial difficulties and failures of a number of financial institutions underlying these investments. The 2008 adjustments included a $1.1 million adjustment to a pooled trust preferred security and a $0.5 million adjustment related to the Company’s investment in a mutual fund which was sold in April 2008 without additional loss. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value.

Diluted earnings per share were $0.63 for the three month period ended September 30, 2009, a decrease of $0.17 or 21.3 percent compared to $0.80 for the same period in the prior year. Diluted earnings per share were $1.27 for the nine month period ended September 30, 2009, a decrease of $0.98 or 43.6 percent compared to $2.25 for the same period in the prior year. These decreases are a direct result of the changes in net income in the current year period compared to the prior year period. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December 2008. Annualized returns on average stockholders’ equity and average assets were 14.0 percent and 1.1 percent for the three month period ended September 30, 2009, compared to 17.3 percent and 1.5 percent for the same period in the prior year. Annualized returns on average stockholders’ equity and average assets were 9.2 percent and 0.7 percent for the nine month period ended September 30, 2009, compared to 16.1 percent and 1.4 percent for the same period in the prior year.

  Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month periods ended September 30, 2009 and September 30, 2008, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in Banks	$40,573	$20	0.20%	$5,924	$18	1.22%
Federal funds sold	75,506	38	0.20%	11,103	97	3.49%
Securities:(1)
Taxable	378,847	4,203	4.44%	481,155	5,961	4.96%
Exempt from federal income taxes	170,326	2,701	6.34%	194,135	3,078	6.34%
Loans, net(2)	1,739,165	27,822	6.40%	1,542,239	27,699	7.18%

Total interest earning assets	2,404,417	34,784	5.79%	2,234,556	36,853	6.60%

Non interest earning assets:
Cash & due from banks	41,675			50,479
Other assets	115,189			105,878

Total non interest earning assets	156,864			156,357

Total assets	$2,561,281			$2,390,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$826,877	$2,284	1.10%	$638,833	$2,346	1.47%
Savings	103,308	133	0.51%	94,229	160	0.68%
Time	248,905	855	1.37%	248,388	1,376	2.22%
Checking with interest	270,984	269	0.40%	150,049	233	0.62%
Securities sold under repo & other s/t borrowings	72,275	73	0.40%	185,710	753	1.62%
Other borrowings	126,793	1,579	4.98%	196,825	2,155	4.38%

Total interest bearing liabilities	1,649,142	5,193	1.26%	1,514,034	7,023	1.86%

Non interest bearing liabilities:
Demand deposits	691,156			627,991
Other liabilities	25,175			33,724

Total non interest bearing liabilities	716,331			661,715

Stockholders’ equity(1)	195,808			215,164

Total liabilities and stockholders’ equity	$2,561,281			$2,390,913

Net interest earnings		$29,591			$29,830

Net yield on interest earning assets			4.92%			5.34%

(1)	Excludes unrealized gains (losses) on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effects of adjustments to a tax equivalent basis were increases of $945 and $1,077 for the three month periods ended September 30, 2009 and September 30, 2008, respectively.

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the nine month periods ended September 30, 2009 and September 30, 2008, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)

ASSETS
Interest earning assets:
Deposits in Banks	$16,705	$32	0.26%	$5,127	$81	2.11%
Federal funds sold	33,861	62	0.24%	31,376	820	3.48%
Securities:(1)
Taxable	428,116	14,133	4.40%	513,379	19,005	4.94%
Exempt from federal income taxes	190,456	9,146	6.40%	209,843	10,018	6.37%
Loans, net(2)	1,725,069	82,213	6.35%	1,430,477	78,024	7.27%

Total interest earning assets	2,394,207	105,586	5.88%	2,190,202	107,948	6.57%

Non interest earning assets:
Cash & due from banks	43,144			49,857
Other assets	117,423			102,435

Total non interest earning assets	160,567			152,292

Total assets	$2,554,774			$2,342,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$761,283	$6,831	1.20%	$645,501	$8,226	1.70%
Savings	99,508	361	0.48%	94,135	545	0.77%
Time	276,674	3,136	1.51%	253,365	5,190	2.73%
Checking with interest	240,378	768	0.43%	153,131	905	0.79%
Securities sold under repo & other s/t borrowings	118,241	474	0.53%	135,165	1,691	1.67%
Other borrowings	164,492	5,605	4.54%	203,321	6,696	4.39%

Total interest bearing liabilities	1,660,576	17,175	1.38%	1,484,618	23,253	2.09%

Non interest bearing liabilities:
Demand deposits	664,914			615,217
Other liabilities	28,997			31,383

Total non interest bearing liabilities	693,911			646,600

Stockholders’ equity(1)	200,287			211,276

Total liabilities and stockholders’ equity	$2,554,774			$2,342,494

Net interest earnings		$88,411			$84,695

Net yield on interest earning assets			4.92%			5.16%

(1)	Excludes unrealized gains (losses) on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	Effects of adjustments to a tax equivalent basis were increases of $3,201 and $3,506 for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2009 and September 30, 2008.

	(000’s)
	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in Banks	$105	$(103)	$2	$183	$(232)	$(49)
Federal funds sold	563	(622)	(59)	65	(823)	(758)
Securities:
Taxable	(1,267)	(491)	(1,758)	(3,156)	(1,716)	(4,872)
Exempt from federal income taxes	(377)	—	(377)	(926)	54	(872)
Loans, net	3,537	(3,414)	123	16,068	(11,879)	4,189

Total interest income	$2,561	$(4,630)	$(2,069)	$12,234	$(14,596)	$(2,362)

Interest expense:
Deposits:
Money market	$691	$(753)	$(62)	$1,475	$(2,870)	$(1,395)
Savings	15	(42)	(27)	31	(215)	(184)
Time	3	(524)	(521)	477	(2,531)	(2,054)
Checking with interest	188	(152)	36	516	(653)	(137)
Securities sold under repo & other s/t borrowings	(460)	(220)	(680)	(212)	(1,005)	(1,217)
Other borrowings	(767)	191	(576)	(1,279)	188	(1,091)

Total interest expense	$(330)	$(1,500)	$(1,830)	$1,008	$(7,086)	$(6,078)

Increase (decrease) in interest differential	$2,891	$(3,130)	$(239)	$11,226	$(7,510)	$3,716

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2009 and 2008.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. For the three month period ended September 30, 2009, net interest income, on a tax equivalent basis, decreased slightly by $0.2 million or 0.7 percent to $29.6 million, compared to $29.8 million for the same period in the prior year. For the nine month period ended September 30, 2009, net interest income, on a tax equivalent basis, increased $3.7 million or 4.4 percent to $88.4 million, compared to $84.7 million for the same period in the prior year. Net interest income for the three month period ended September 30, 2009 was slightly lower due to a decrease in the tax equivalent basis net interest margin to 4.92% in the third quarter of 2009 from 5.34% in the same period in the prior year, partially offset by an increase in the excess of average interest earning assets over average interest bearing liabilities of $34.7 million or 4.8 percent to $755.3 million compared to $720.6 million for the same period in the prior year. Net interest income for the nine month period ended September 30, 2009 was higher due to an increase in the excess of average interest earning assets over average interest bearing liabilities of $28.0 million or 4.0 percent to $733.6 million compared to $705.6 million for the same period in the prior year, partially offset by a decrease in the tax equivalent basis net interest margin to 4.92% in the first nine months of 2009 from 5.16% in the same period in the prior year.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income, on a tax equivalent basis, decreased $2.1 million or 5.7 percent to $34.8 million and decreased $2.3 million or 2.1 percent to $105.6 million, for the three and nine month periods ended September 30, 2009, respectively, compared to $36.9 million and $107.9 million, respectively, for the same periods in the prior year. Average interest earning assets increased $169.8 million or 7.6 percent to $2,404.4 million and increased $204.0 million or 9.3 percent to $2,394.2 million, for the three and nine month periods ended September 30, 2009, respectively, compared to $2,234.6 million and $2,190.2 million, respectively, for the same periods in the prior year. Volume decreases in taxable securities and tax-exempt securities and generally lower interest rates, partially offset by volume increases in interest bearing deposits, federal funds sold and loans, contributed to the lower interest income in the three and nine month periods September 30, 2009, compared to the same periods in the prior year.

Average total securities, excluding average net unrealized gains and losses on available for sale securities, decreased by $126.1 million or 18.7 percent to $549.2 million and decreased $104.6 million or 14.5 percent to $618.6 million, for the three and nine month periods ended September 30, 2009, respectively, compared to $675.3 million and $723.2 million, respectively, for the same periods in the prior year. The decreases in average total securities in the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year, were a result of cash flow from maturing securities being utilized to fund loan growth and to repay certain maturing short-term and long-term borrowings as part of strategies being conducted as a part of the Company’s ongoing asset/liability management. The average yields on securities were lower for the three and nine month periods ended September 30, 2009 compared to the same periods in the prior year. Average tax equivalent basis yields on securities for the three and nine month periods ended September 30, 2009 were 5.03 percent and 5.02 percent, respectively, compared to 5.35 percent and 5.35 percent for the same periods in the prior year. As a result, tax equivalent basis interest income from securities was lower for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year, due to lower volume and lower interest rates.

Average net loans increased $197.0 million or 12.8 percent to $1,739.2 million and increased $294.6 million or 20.6 percent to $1,725.1 million for the three and nine month periods ended September 30, 2009, respectively, compared to $1,542.2 million and $1,430.5 million, respectively, for the same periods in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. Average yields on loans were 6.40 percent and 6.35 percent for the three and nine month periods ended September 30, 2009, respectively, compared to 7.18 percent and 7.27 percent, respectively, for the same periods in the prior year. As a result, interest income on loans was higher for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year due to higher volume, partially offset by lower interest rates.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $1.8 million or 26.1 percent to $5.2 million and decreased $6.1 million or 26.1 percent to $17.2 million, for the three and nine month periods ended September 30, 2009, respectively, compared to $7.0 million and $23.3 million, respectively, for the same periods in the prior year. Average interest bearing liabilities increased $135.1 million or 8.9 percent to $1,649.1 million and increased $176.0 million or 11.9 percent to $1,660.6 million, for the three and nine month periods ended September 30, 2009, respectively, compared to $1,514.0 million and $1,484.6 million, respectively, for the same periods in the prior year. The increases in average interest bearing liabilities for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year, resulted from volume increases in money market deposits, savings deposits, checking with interest and time deposits, partially offset by volume decreases in, securities sold under agreements to repurchase, other short-term borrowings and other borrowed funds. Average interest bearing deposits, excluding brokered certificates of deposit, increased during the nine months ended September 30, 2009, compared to the same period in the prior year, as a result of increases in new customers, existing customers and continued growth resulting from the opening of new branches. Approximately $101 million of interest bearing deposit growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the recent increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. The decreases in average other short-term borrowings and other borrowed funds for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year, resulted from management’s utilization of cash flows from maturing investment securities and deposit growth to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. Average interest rates on interest bearing liabilities were 1.26 percent and 1.38 percent for the three and nine month periods ended September 30, 2009, respectively, compared to 1.86 percent and 2.09 percent, respectively, for the same periods in the prior year. As a result, interest expense was lower for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year due to lower interest rates, partially offset by higher volume.

Average non interest bearing demand deposits increased by $63.2 million or 10.1 percent to $691.2 million and increased $49.7 million or 8.1 percent to $664.9 million, for the three and nine month periods ended September 30, 2009, respectively, compared to $628.0 million and $615.2 million, respectively, for the same periods in the prior year. These deposits are an important component of the Company’s asset/liability management and have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average interest rate on:
Total average interest earning assets	5.79%	6.60%	5.88%	6.57%
Total average interest bearing liabilities	1.26%	1.86%	1.38%	2.09%
Total interest rate spread	4.53%	4.74%	4.50%	4.48%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. The interest rate spread decreased for the three month period ended September 30, 2009 and increased slightly for the nine month period ended September 30, 2009, compared to the respective prior year period. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of in net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $2.7 million and $1.0 million for the three month periods ended September 30, 2009 and 2008, respectively. The Company recorded a provision for loan losses of $17.2 million and $3.5 million for the nine month periods ended September 30, 2009 and 2008, respectively. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. The overall increase in the 2009 provision resulted from the significant negative impact that the current economic downturn, which intensified in the first nine months of 2009, has had on the performance and underlying collateral value of the Company’s loan portfolio. See “Financial Condition” for further discussion.

Non Interest Income

Non interest income for the three and nine month periods ended September 30, 2009 decreased $1.2 million, or 26.7 percent to $3.3 million and $6.1 million, or 43.9 percent to $7.8 million, respectively, as compared to the prior year periods.

Service charges income was unchanged for the three and nine month periods ended September 30, 2009, as compared to the prior year periods.

Investment advisory fee income for the three and nine month periods ended September 30, 2009 decreased $1.4 million or 42.4 percent to $1.9 million and $3.3 million or 37.1 percent to $5.6 million, respectively, as compared to the prior year periods. The decreases were primarily due to a net decrease in the market values of assets under management which was primarily a result of the current difficulties in the global financial markets.

The Company recognized pre-tax other-than-temporary impairment charges on securities available for sale of $0.6 million and $4.1 million, respectively, for the three and nine month periods ended September 30, 2009 and $1.1 million and $1.5 million, respectively, for the three and nine month periods ended September 30, 2008. The

2009 adjustments were related to the Company’s investments in pooled trust preferred securities. The 2008 adjustments included a $1.1 million adjustment to a pooled trust preferred security and a $0.5 million adjustment related to the Company’s investment in a mutual fund which was sold in April 2008 without additional loss. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value.

The Company recorded realized gains on sales of securities available for sale of $52,000 and $148,000 for the nine month period ended September 30, 2009 and 2008, respectively.

Other income for the three and nine month periods ended September 30, 2009 decreased $0.3 million or 33.3 percent to $0.6 million and $0.2 million or 9.1 percent to $2.0 million, respectively, as compared to the prior year periods. The decrease was due to non-recurring items recorded in the prior year periods.

Non Interest Expense

Non interest expense for the three and nine month periods ended September 30, 2009 increased $0.7 million or 3.8 percent to $18.9 million and $4.1 million or 7.8 percent to $57.0 million, respectively, as compared to the prior year periods. These increases reflect the overall growth of the Company and increases in FDIC assessments, equipment expenses and occupancy expenses in both periods.

Salaries and employee benefits, the largest component of non interest expense, for the three and nine month period ended September 30, 2009 decreased $1.2 million or 11.1 percent to $9.6 million and $1.1 million or 3.7 percent to $29.8 million, respectively, as compared to the prior year periods. The decreases in both periods primarily resulted from lower accruals for incentive compensation.

Occupancy expense for the three and nine month periods ended September 30, 2009 increased $0.3 million or 16.7 percent to $2.1 million and $0.6 million or 10.9 percent to $6.1 million, respectively, compared to the prior year periods. The increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services expense for the three month period ended September 30, 2009 was unchanged as compared to the prior year period. Professional services expense for the nine month period ended September 30, 2009 decreased $0.2 million or 5.7 percent to $3.3 million, as compared to prior year period. The decrease was due to an executive compensation consultant who had been engaged in the prior year period.

Equipment expense for the three and nine month periods ended September 30, 2009 increased $0.2 million or 20.0 percent to $1.2 million and $0.2 million or 6.5 percent to $3.3 million, respectively, as compared to the prior year periods. The increase was due to the opening of new branch facilities, as well as rising costs on leased equipment and maintenance.

Business development expense for the three month period ended September 30, 2009 was unchanged as compared to the prior year period. Business development expense for the nine month period ended September 30, 2009 decreased $0.1 million or 6.3 percent to $1.5 million, as compared to prior year periods. The decrease was primarily due to lower annual report expense.

The assessment of the Federal Deposit Insurance Corporation (“FDIC”) for the three and nine month periods ended September 30, 2009 increased $0.6 million to $0.9 million from $0.3 million and increased $4.0 million to $4.6 million from $0.6 million, respectively.. The increases were due to additional premiums that were imposed by the FDIC to replenish shortfalls in the FDIC Insurance Fund which resulted from the current economic crisis. Additional significant premium increases are expected for the remainder of 2009.

Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2009 compared to September 30, 2008, were due to the following:

•	Decrease of $180,000 (187.5%) and $74,000 (31.4%), respectively, in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies due partially offset by increases in banker’s professional and automobile insurance costs,

•	Decrease of $345,000 (27.3%) in stationary and printing costs, for the nine month period September 30, 2009 due to decreased consumption,

•	Decrease of $6,000 (2.9%) and $115,000 (16.6%), respectively, in communication costs due to the implementation of more efficient systems.

•	Decrease of $7,000 (3.5%) and $74,000 (11.4%) in courier costs due to the implementation of a remote capture system.

•	Increase of $1,099,000 (939.3%) and $1,285,000 (319.7%) in other loan expenses primarily due to costs associated with properties held as other real estate owned including a $1.0 million valuation adjustment to one of the properties held.

•	Increase of $206,000 (25.1%) and $599,000 (26.3%) in outside services, due to outsourcing of several data processing functions.

•	Decrease of $60,000 (50.9%) and $135,000 (38.8%) in dues, meetings and seminars due to decreased participation in such events.

Income Taxes

Income taxes of $3.4 million and $5.0 million were recorded in the three and nine month periods ended September 30, 2009, compared to $4.9 million and $13.4 million for the same periods in the prior year. The Company’s overall effective tax rate of 26.6 percent for the nine month period ended September 30, 2009 was significantly lower compared to 34.5 percent for the same period in the prior year. The 2009 effective rate was lower primarily due to the fact that tax-exempt income represented a significantly higher percentage of pretax income in 2009 compared to 2008. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

  Assets

The Company had total assets of $2,578.8 million at September 30, 2009, an increase of $37.9 million from $2,540.9 million at December 31, 2008.

Federal Funds Sold

Federal funds sold totaled $68.7 million at September 30, 2009, an increase of $62.0 million from $6.7 million at December 31, 2008. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

Securities and FHLB Stock

The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB”) and other securities which are rated with an investment grade by nationally recognized credit rating organizations and, on a limited basis, in non-rated securities. Non-rated securities totaled $14.5 million at September 30, 2009 and were comprised primarily of obligations of municipalities located within the Company’s market area.

Securities totaled $548.1 million at September 30, 2009, a decrease of $123.3 million or 18.4 percent from $671.4 million at December 31, 2008. Securities classified as available for sale, which are recorded at estimated fair value, totaled $525.2 million at September 30, 2009, a decrease of $117.2 million or 18.2 percent from $642.4 million at December 31, 2008. Securities classified as held to maturity, which are recorded at amortized cost, totaled $22.9 million at September 30, 2009, a decrease of $6.1 million or 21.0 percent from $29.0 million at December 31, 2008.

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities at September 30, 2009 and December 31, 2008:

September 30, 2009

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(000s)

Classified as Available for Sale
U.S. Treasury and government agencies	$9,998	$69	—	$10,067
Mortgage-backed securities	319,101	7,313	$431	325,983
Obligations of states and political subdivisions	165,335	6,932	45	172,222
Other debt securities	15,962	17	9,245	6,734

Total debt securities	510,396	14,331	9,721	515,006
Mutual funds and other equity securities	9,172	1,190	154	10,208

Total	$519,568	$15,521	$9,875	$525,214

Classified as Held to Maturity
Mortgage-backed securities	$17,775	$870	—	$18,645
Obligations of states and political subdivisions	5,134	378	—	5,512

Total	$22,909	$1,248	—	$24,157

December 31, 2008

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(000’s)

Classified as Available for Sale
U.S. Treasury and government agencies	$45,206	$288	$79	$45,415
Mortgage-backed securities	371,963	3,487	1,313	374,137
Obligations of states and political subdivisions	200,858	2,341	1,710	201,489
Other debt securities	20,082	227	8,665	11,644

Total debt securities	638,109	6,343	11,767	632,685
Mutual funds and other equity securities	9,170	613	105	9,678

Total	$647,279	$6,956	$11,872	$642,363

Classified as Held to Maturity
Mortgage-backed securities	$23,859	$525	$78	$24,306
Obligations of states and political subdivisions	5,133	108	1	5,240

Total	$28,992	$633	$79	$29,546

U.S. Treasury and government agency obligations classified as available for sale totaled $10.1 million at September 30, 2009, a decrease of $35.3 million or 77.8 percent from $45.4 million at December 31, 2008. The decrease was due to maturities and calls of $236.1 million and other decreases of $0.1 million which were partially offset by purchases of $200.9 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at September 30, 2009 or at December 31, 2008.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $326.0 million at September 30, 2009, a decrease of $48.1 million or 12.9 percent from $374.1 million at December 31, 2008. The decrease was due to maturities and principal paydowns of $122.5 million and sales of $6.8 million which were partially offset by purchases of $76.7 million and other increases of $4.5 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $17.8 million at September 30, 2009, a decrease of $6.1 million or 25.5 percent from $23.9 million at December 31, 2008. The decrease was due to maturities and principal paydowns of $6.1 million.

Obligations of state and political subdivisions classified as available for sale totaled $172.2 million at September 30, 2009, a decrease of $29.3 million or 14.5 percent from $201.5 million at December 31, 2008. The decrease was due to maturities and calls of $45.0 million and sales of $2.0 million which were partially offset by purchases of $11.5 million and other increases of $6.2 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both September 30, 2009 and December 31, 2008. The combined available for sale and held to maturity obligations at September 30, 2009 were comprised of approximately 70 percent of New York State political subdivisions and 30 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities classified as available for sale decreased $4.9 million, or 42.2 percent, to $6.7 million at September 30, 2009 from $11.6 million at December 31, 2008. The decrease was due to other changes of $5.0 million. Included in other changes was a $4.1 million pretax loss for other than temporary impairment related to the Company’s investment in pooled trust preferred securities. These pooled trust preferred securities, while continuing to perform have suffered severe declines in estimated fair value as a result of illiquidity in the marketplace and severe declines in the credit ratings of a number of issuing banks underlying these securities. The Company has recognized $4.1 million in other-than-temporary-impairment charges over the past twelve months, related to its investments in pooled trust preferred securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional other-than-temporary impairment of these securities.

Mutual funds and other equity securities totaled $10.2 million at September 30, 2009, an increase of $0.5 million or 5.2 percent from $9.7 million at December 31, 2008. All mutual funds and other equity securities are classified as available for sale.

The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $8.6 million at September 30, 2009 and $20.5 million at December 31, 2008.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2009 or December 31, 2008.

Loans

Net loans totaled $1,750.9 million at September 30, 2009, an increase of $73.3 million or 4.4 percent from $1,677.6 million at December 31, 2008. The increase resulted principally from a $102.5 million increase in commercial real estate loans, a $44.9 million increase in residential loans, a $7.0 million increase in construction loans, $5.3 million increase in loans to individuals, and a $1.3 million increase in lease financing. These increases were partially offset by a $75.6 million decrease in commercial and industrial loans. The increase in loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production facilities, and more effective market penetration.

Major classifications of loans at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(000’s)

Real Estate:
Commercial	$745,406	$642,923
Construction	261,827	254,837
Residential	454,326	409,431
Commercial and industrial	282,513	358,076
Individuals	26,824	21,536
Lease financing	19,800	18,461

Total	1,790,696	1,705,264
Deferred loan fees, net	(4,934)	(5,116)
Allowance for loan losses	(34,845)	(22,537)

Loans, net	$1,750,917	$1,677,611

Nonperforming assets and delinquency have increased significantly since December 31, 2008 as the cumulative effect of the current economic downturn has impacted the Company’s customers and market area, particularly in the second and third quarters of 2009. The following table illustrates the trend in nonperforming assets and delinquency from September 2008 to September 2009.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
	(000’s)

Loans past due 90 days or more and still accruing	$20,878	$11,039	$5,885	$7,019	$776

Total non-accrual loans	$39,872	$41,308	$27,859	$11,284	$14,117
Other real estate owned	5,063	7,188	5,455	5,467	1,900

Total nonperforming assets	$44,935	$48,496	$33,314	$16,751	$16,017

Nonperforming assets to total assets	1.74%	1.89%	1.31%	0.66%	0.66%

There was no interest income on non-accrual loans included in net income for the three and nine month periods ended September 30, 2009 and the year ended December 31, 2008. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $2.2 million and $0.9 million for the nine month period ended September 30, 2009 and the year ended December 31, 2008, respectively.

Loans past due 90 days or more and still accruing consists of loans that the Company believes have sufficient collateral, generally consisting of real estate or marketable securities, or collectibility and are in the process of collection. The increase in the total during the third quarter of 2009 included one relationship totaling $5.7 million which is secured by real estate and marketable securities resulting in an approximate 86 percent loan to value and one relationship totaling $5.8 million partially secured by real estate and cash flowing notes receivable which the Company is in the process of perfecting its interest.

A summary of nonperforming assets as of September 30, 2009 and December 31, 2008 follows:

	September 30,	December 31,	Increase
	2009	2008	(Decrease)
	(000’s)

Non-accrual loans:
Real Estate:
Commercial	$16,011	$2,241	$13,770
Construction	7,640	2,824	4,816
Residential	15,118	4,618	10,500

Total Real Estate	38,769	9,683	29,086

Commercial & Industrial	1,103	1,601	(498)
Lease Financing & Individuals	—	—	—

Total Non-accrual loans	39,872	11,284	28,588
Other Real Estate Owned	5,063	5,467	(404)

Total Nonperforming assets	$44,935	$16,751	$28,184

Nonperforming assets to total assets at period end	1.74%	0.66%

The overall increase in nonperforming assets has primarily resulted from the current severe economic slowdown, which intensified in the first nine months of 2009, which has had negative effects on real estate values, sales and available financing, particularly in the commercial and residential real estate sectors. Continuation of this condition could result in additional increases in nonperforming assets and charge-offs in the future.

During the nine month period ended September 30, 2009:

•	Nonperforming commercial loans increased $13.8 million resulting from the transfer of nine loans totaling $14.4 million, which was offset by principal payments of $0.1 million and a charge-off of $0.5 million.

•	Nonperforming construction loans increased $4.8 million, resulting from the transfer of eleven loans totaling $11.6 million, which was offset by a transfer of two loans totaling $2.4 million to other real estate owned, a transfer of three loans totaling $4.0 million back to accrual status and a charge-off of $0.4 million.

•	Nonperforming residential loans increased $10.5 million resulting from the transfer of eleven loans totaling $14.0 million, which was partially offset by charge-offs of $1.2 million, payments of $1.1 million and the transfer of two loans totaling $1.2 million back to accrual status.

•	Nonperforming commercial and industrial loans decreased $0.5 million resulting from charge-offs of $3.1 million and payments of $0.1 million which were partially offset by the transfer of fourteen loans totaling $2.7 million.

•	Other real estate owned decreased $0.4 million resulting from the $1.8 million sale of one property, a $1.0 million write-down of one property and the addition of two properties totaling $2.4 million as a result of foreclosure proceedings on properties related to nonperforming loans.

At September 30, 2009, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $28.6 million to $39.9 million at September 30, 2009 from $11.3 million at December 31, 2008. Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

Loans considered to be impaired totaled $39.9 million and $11.3 million at September 30, 2009 and December 31, 2008, respectively. As required by the “Receivable” topic of the FASB Accounting Standards Codification, these loans have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At September 30, 2009, the Company had $49.0 thousand of specific reserves specifically allocated to one impaired loan. At December 31, 2008 there was no allowance for loan losses specifically allocated to impaired and other identified problem loans.

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

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change
	September 30,	During	December 31,
	2009	2009	2008

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	—	—	—
Residential	—	—	—
Commercial and Industrial	$49	$49	—
Lease Financing and individuals	—	—	—

Total Specific component	49	49	—

Formula:
Real Estate:
Commercial	13,908	5,688	$8,220
Construction	6,069	2,399	3,670
Residential	7,710	3,516	4,194
Commercial and Industrial	7,000	728	6,272
Lease Financing and individuals	109	(72)	181

Total Formula component	34,796	12,259	22,537

Total Allowance	$34,845		$22,537

Net Change		12,308
Net Charge-offs		4,916

Provision for loan losses		$17,224

		Change
	September 30,	During	December 31,
	2008	2008	2007

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	—	$(500)	$500
Residential	—	(950)	950
Commercial and Industrial	$194	(13)	207
Lease Financing and individuals	—	(120)	120

Total Specific component	194	(1,583)	1,777

Formula:
Real Estate:
Commercial	5,706	1,479	4,227
Construction	3,191	30	3,161
Residential	3,105	137	2,968
Commercial and Industrial	4,888	(157)	5,045
Lease Financing and individuals	168	(21)	189

Total Formula component	17,058	1,468	15,590

Total Allowance	$17,252		$17,367

Net Change		(115)
Net Charge-offs		3,600

Provision for loan losses		$3,485

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company generally records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. At September 30, 2009, the Company had $49 thousand of specific reserves allocated to one impaired loan. There were no specific reserves assigned to impaired loans as of December 31, 2008. The Company’s analyses as of September 30, 2009 and December 31, 2008 indicated that impaired loans were principally real estate collateral dependent or guaranteed under U.S. government programs and that, with the exception of one loan for which a specific reserve was assigned at September 30, 2009, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the formula component of the allowance for loan losses at September 30, 2009:

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. During the first nine months of 2009, these factors generally continued to worsen, particularly in the second quarter. Although there may be indications that the economic downturn has bottomed out, we believe any economic recovery will be a slow process. In addition, during the fourth quarter of 2008 and continuing through the third quarter of 2009, housing prices have significantly declined and the availability of mortgage financing continues to be limited. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are considered in the determination of the formula component of the allowance. During the nine month period ended September 30, 2009, the market for new construction has continued to slow significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the nine month period ended September 30, 2009, nonperforming assets and delinquencies have increased substantially. However, total nonperforming assets were relatively unchanged during the third quarter of 2009, in part, due to resolution of a number of nonperforming assets during the third quarter. We believe the overall increase in nonperforming assets in 2009 is due to lagging effects of the economic downturn within the economy and our local market area.

•	Loan Participations — We purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships is considered in the determination of the formula component of the allowance for loan losses.

A summary of the activity in the allowance for loans losses during the nine month periods ended September 30, 2009 and 2008 follows:

	September 30,
	2009	2008
	(000’s except percentages)

Net loans outstanding at end of period	$1,750,917	$1,596,350

Average net loans outstanding during the period	1,725,069	1,430,477

Allowance for loan losses:
Balance, beginning of the year	22,537	17,367
Provision charged to expense	17,224	3,485

	39,761	20,852

Charge-off and recoveries during the period
Charge-offs:
Real Estate:
Commercial	(535)	(75)
Construction	(440)	(775)
Residential	(1,169)	(1,270)
Commercial and Industrial	(3,051)	(1,683)
Lease Financing and individuals	(35)	(42)
Recoveries
Real Estate:
Commercial	—	—
Construction	—	—
Residential	10	131
Commercial and Industrial	285	58
Lease Financing and individuals	19	56

Net charge-offs during the period	(4,916)	(3,600)

Balance, at period end	$34,845	$17,252

Ratio of net charge-offs to average net loans outstanding during the period	0.28%	0.25%
Ratio of allowance for loan losses to gross loans outstanding at end of the period	1.95%	1.07%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	September 30, 2009
	(000’s except percentages)
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	13,908	745,406	41.63%
Construction	6,069	261,827	14.62%
Residential	7,710	454,326	25.37%
Commercial & Industrial	7,049	282,513	15.78%
Lease Financing & Individuals	109	46,624	2.60%

Total	$34,845	$1,790,696	100.00%

	December 31, 2008
	(000’s except percentages)
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$8,220	$642,923	37.70%
Construction	3,670	254,837	14.94%
Residential	4,194	409,431	24.01%
Commercial & Industrial	6,272	358,076	21.00%
Lease Financing & Individuals	181	39,997	2.35%

Total	$22,537	$1,705,264	100.00%

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

  Deposits

Deposits totaled $2,169.8 million at September 30, 2009, an increase of $330.5 million or 18.0 percent from $1,839.3 million at December 31, 2008. Approximately $101 million of this growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing deposits. The following table presents a summary of deposits at September 30, 2009 and December 31, 2008.

	(000’s)
	September 30,	December 31,
	2009	2008	Increase (Decrease)

Demand deposits	$723,663	$647,828	$75,835
Money market accounts	804,805	631,948	172,857
Savings accounts	103,456	99,022	4,434
Time deposits of $100,000 or more	145,200	156,481	(11,281)
Time deposits of less than $100,000	86,801	138,504	(51,703)
Checking with interest	305,886	165,543	140,343

Total Deposits	$2,169,811	$1,839,326	$330,485

Borrowings

Total borrowings were $182.0 million at September 30, 2009, a decrease of $284.4 million or 61.0 percent from $466.4 million at December 31, 2008. The overall decrease resulted primarily from a $209.9 million decrease in other short-term borrowings, $70.0 million of payoffs at maturity of long term FHLB borrowings and a $4.5 million decrease in short-term repurchase agreements. Reduction of borrowings was funded primarily by deposit growth. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $200.7 million at September 30, 2009, a decrease of $6.8 million or 3.3 percent from $207.5 million at December 31, 2008. The decrease in stockholders’ equity resulted from $15.6 million in purchases of treasury stock and $12.4 million of cash dividends paid on common stock which was partially offset by net income of $13.8 million, increases in accumulated comprehensive income of $6.8 million and $0.6 million of net increases related to grants and exercises of stock options

The Company’s and the Banks’ capital ratios at September 30, 2009 and December 31, 2008 are as follows:

			Minimum to be	Enhanced Capital Requirements
	September 30,	December 31,	Considered	Effective
	2009	2008	Well Capitalized	as of December 31, 2009

Leverage ratio:
Company	6.9%	7.5%	5.0%	N/A
HVB	6.9	7.4	5.0	8.0%
NYNB	7.0	6.7	5.0	N/A
Tier 1 capital:
Company	9.2%	10.1%	6.0%	N/A
HVB	9.2	9.9	6.0	10.0%
NYNB	9.6	10.1	6.0	N/A
Total capital:
Company	10.5%	11.3%	10.0%	N/A
HVB	10.4	11.1	10.0	12.0%
NYNB	10.8	11.4	10.0	N/A

HVB has been required by the OCC, effective December 31, 2009, to maintain higher capital ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full discussion.

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

The Company’s liquid assets at September 30, 2009 include cash and due from banks of $81.1 million and Federal funds sold of $68.7 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $114.3 million at September 30, 2009. This represented 21.1 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $342.2 million, or 19.1 percent of loans at September 30, 2009, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

Non interest bearing demand deposits and interest bearing deposits from businesses, professionals, not-for-profit organizations and individuals are a relatively stable, low-cost source of funds. The deposits of the Banks generally have shown a steady growth trend as well as a generally consistent deposit mix. However, there can be no assurance that deposit growth will continue or that the deposit mix will not shift to higher rate products.

HVB and NYNB are members of the FHLB. As members, they are able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of September 30, 2009, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. NYNB had short-term borrowing lines of $27 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $80 million with three major financial institutions which were all unused and available at September 30, 2009. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $700 million of which $25 million was outstanding as at September 30, 2009. NYNB has an approved line under Retail Certificate of Deposit Agreements with one financial institution totaling $5.0 million which was unused and available at September 30, 2009.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. Both HVB and NYNB have been approved to participate in the BIC program. There was $15 million outstanding with the Federal Reserve at September 30, 2009.

As of September 30, 2009, the Company had qualifying loan and investment securities totaling approximately $436 million which could be utilized under available borrowing programs thereby increasing liquidity.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2009. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Forward-looking statements include, but are not limited to, statements regarding:

•	our strategy, financial projections and estimates and their underlying assumptions;

•	our plans, objectives, expectations or consequences of future transactions;

•	our future performance, operations, products and services;

•	our opportunities for growth, our plans for expansion (including opening new branches) and the competition we face in attracting and retaining customers;

•	economic conditions generally and in our market area in particular, which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	demand for our products and services;

•	future provisions for loan losses, increases in non performing assets, impairment of certain investments and our allowance for loan losses;

•	interest rates;

•	the regulatory environment in which we operate, our regulatory compliance and future regulatory requirements;

•	our intention and ability to maintain regulatory capital above the levels required by the Office of the Comptroller of the Currency, or the OCC, for the Banks and the levels required for us to be “well-capitalized”, or such higher capital levels as may be required;

•	proposed legislative and regulatory action affecting us and the financial services industry;

•	future Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	our use of the net proceeds from our proposed offering of common stock; and

•	limitations on dividends payable by the Company or the Banks.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2008 were previously reported in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2009 compared to December 31, 2008.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2009. The Company had no derivative financial instruments in place at September 30, 2009 and December 31, 2008.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2009 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at September 30, 2009, shows a positive cumulative static gap of $205.4 million in the one year time frame.

The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2009.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	September 30,
Gradual Change in Interest Rates	2009	Policy Limit

+200 basis points	1.9%	(5.0)%
–100 basis points	(1.3)%	(5.0)%

As of March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and –100 basis points scenario is within the Company’s policy limits.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended September 30, 2009, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2008 Annual Report on Form 10-K under “Risk Factors”. The following risk factors shall replace and supersede the risk factors contained in the 2008 Annual Report on Form 10-K.

Risks Relating to Our Business

Further increases in our nonperforming loans may occur and adversely affect our results of operations and financial condition.

As a result of the economic downturn, particularly in the first nine months of 2009, we are facing increased delinquencies on our loans. At December 31, 2008 and September 30, 2009, our nonperforming loans (which consist of non-accrual loans) totaled $11.3 million and $39.9 million, or 0.7% and 2.2% of the loan portfolio, respectively. At December 31, 2008 and September 30, 2009, our nonperforming assets (which include foreclosed real estate, also called other real estate owned) were $16.8 million and $44.9 million, or 0.66% and 1.74% of assets, respectively. In addition, we had approximately $7.0 million and $20.9 million of accruing loans greater than 90 days past due and $17.1 million and $35.5 million in accruing loans that were 30-89 days delinquent at December 31, 2008 and September 30, 2009, respectively.

Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. Our non-performing assets adversely affect our net income in various ways. First, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. Second, when we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. Third, these loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Adverse changes in the value of our problem assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

A further downturn in the market areas we serve could increase our credit risk associated with our loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans. Further deterioration of our loan portfolio will likely cause a significant increase in nonperforming loans, which would have an adverse impact on our results of operations and financial condition. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

As regulated entities, the Company and the Banks are subject to extensive supervision and prudential regulation, including maintaining certain capital requirements, which may limit their operations and potential growth. Failure to meet any such requirements would subject us to regulatory action.

The Company is supervised by the Federal Reserve and each Bank is supervised by the OCC. As such, each is subject to extensive supervision and prudential regulation, including risk-based and leverage capital requirements. The Company and each Bank must maintain certain risk-based and leverage capital ratios as required by the Federal Reserve or the OCC, respectively, that may change depending upon general economic conditions and the particular condition, risk profile and growth plans of the Company and each Bank.

In today’s economic and regulatory environment, banking regulators, including the OCC, continue to direct greater scrutiny to banks with higher levels of commercial real estate loans like us. As a general matter, such banks, including the Banks, are expected to maintain higher capital levels as well as other measures due to commercial real estate lending growth and exposures. As a result of the increase in our non-performing loans, the high percentage of commercial real estate loans in our portfolio, and the increased potential for further possible deterioration in our loans, we have expected since the end of the second quarter of 2009 that our Banks would be required by the OCC to maintain capital ratios in excess of the “well capitalized” levels. In accordance with our expectations, as of October 13, 2009 we have been required by the OCC to maintain at HVB, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). While we expect the proceeds of our proposed offering of common stock will allow us to meet such higher capital levels, we cannot assure you that we will be able to maintain these higher capital levels. If we do not maintain these higher capital levels we may be subject to enforcement actions. More generally, compliance with capital requirements may limit loan growth or other operations that require the use of capital and could adversely affect our ability to expand or maintain present business levels.

If we fail to meet any regulatory capital requirement or are otherwise deemed to be operating in an unsafe and unsound manner or in violation of law, we may be subject to a variety of informal or formal remedial measures and enforcement actions. Such informal remedial measures and enforcement actions may include a memorandum of understanding which is initiated by the regulator and outlines an institution’s agreement to take specified actions within specified time periods to correct violations of law or unsafe and unsound practices. In addition, as part of our regular examination process, regulators may advise us to operate under various restrictions as a prudential matter. Any of these restrictions, in whatever manner imposed, could have a material adverse effect on our business and results of operations.

In addition to informal remedial actions, we may also be subject to formal enforcement actions. Failure to comply with an informal enforcement action could cause us to be subject to formal enforcement actions. Formal enforcement actions include written agreements, cease and desist orders, the imposition of substantial fines and other civil penalties and, in the most severe cases, the termination of deposit insurance or the appointment of a conservator or receiver for our Bank subsidiaries. Furthermore, if the Banks fail to meet any regulatory capital requirement, they will be subject to the prompt corrective action framework of the Federal Deposit Insurance Corporation Improvements Act of 1991, which imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines, up to and including, ultimately, the appointment of a conservator or receiver. A failure to meet regulatory capital requirements could also subject us to capital raising requirements. Additional capital raisings would be dilutive to holders of our common stock. See “Risk Factors — Risks Relating to Our Common Stock” for more information.

Any remedial measure or enforcement action, whether formal or informal, could impose restrictions on our ability to operate our business and adversely affect our prospects, financial condition or results of operations. In addition, any formal enforcement action could harm our reputation and our ability to retain and attract customers and impact the trading price of our common stock.

Further increases to the allowance for loan losses may cause our earnings to decrease.

In determining our loan loss reserves for each quarter, we make various assumptions and judgments about the future performance of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, we rely on loan quality reviews, past experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance and a corresponding decrease in income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities or otherwise could have a material adverse effect on our results of operations or financial condition.

Our concentration of commercial real estate loans has resulted in increased loan losses and could result in further increases in future periods.

Commercial real estate is cyclical and poses risks of loss to us due to concentration levels and similar risks of the asset. Of our loan portfolio, 37.7% was concentrated in commercial real estate loans at year end 2008 and 41.6% as of September 30, 2009. As discussed above, banking regulators direct greater scrutiny to banks with higher levels of commercial real estate loans. Due to the high percentage of commercial real estate loans in our loan portfolio, we are among the banks subject to greater regulatory scrutiny of their activities.

We have significant exposure to commercial real estate in our loan portfolio and have substantially increased our provision for loan losses primarily because of an increase in expected losses relating to adverse economic conditions, particularly in the real estate market in our primary lending areas. During 2008, we added $11.0 million in provision for loan losses compared to $1.5 million in 2007 and $2.1 million in 2006, in part reflecting collateral evaluations in response to recent changes in the market values of real estate development loans. An additional $17.2 million in provision for loan losses has been taken through September 30, 2009.

Given our high concentration in commercial real estate and the greater scrutiny directed to this asset class by banking regulators, our regulators may impose specific concentration limits on our lending activity in this area in the future. Such limitations may restrict our business opportunities and adversely affect our operating results. In addition, further deterioration in our loan portfolio, including further declines in the market values of real estate supporting certain commercial real estate loans, would result in further provisions for loan losses in future periods, which would have a material adverse affect on our business and results of operations.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in other-than-temporary impairment charges.

As of September 30, 2009, we owned pooled trust preferred debt securities with an aggregate book value of $15.1 million and an unrealized loss of approximately $9.2 million. As a result of recent adverse economic banking conditions, we incurred pretax other-than-temporary impairment charges on these securities of approximately $5.2 million during the fourth quarter of 2008 and the first three quarters of 2009. We may be required to record additional impairment charges on these pooled trust preferred debt securities or other of our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative impact on the valuation of our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of HVB to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders, and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

A prolonged or worsened downturn in the economy in general and the real estate market in our key market areas in particular would adversely affect our loan portfolio and our growth potential.

Our primary lending market area is Westchester County, New York and New York City and to an increasing extent, Rockland County, New York and Fairfield County, Connecticut, with a primary focus on businesses, professionals and not-for-profit organizations located in this area. Accordingly, the asset quality of our loan portfolio largely depends upon the area’s economy and real estate markets. The Banks’ primary lending market area and asset quality have been adversely affected by the current economic downturn. A prolonged or worsened downturn in the economy in our primary lending area would adversely affect our asset quality, operations and limit our future growth potential.

In particular, a downturn in our local real estate market could negatively affect our business because a significant portion (approximately 90% as of September 30, 2009) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. The Banks’ loans have already been adversely affected by the current decline in the real estate market. Continuation or worsening of such conditions could have additional negative effects on our business in the future.

A downturn in the real estate market could also result in lower customer demand for real estate loans. This could in turn result in decreased profits as our alternative investments, such as securities, generally yield less than real estate loans.

Difficult market conditions have adversely affected our industry.

Substantial declines in the real estate markets over the past two years, with falling prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

As a result of the foregoing, there is a potential for new laws and regulations regarding lending and funding practices and liquidity and capital standards, and financial institution regulatory agencies are now expected to be very aggressive in responding to concerns and trends identified in examinations, including the more frequent issuance of informal remedial measures and formal enforcement orders. These negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate loans and work with borrowers to collect loans, and adversely impact our financial performance.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 and we may have to pay significantly higher FDIC premiums in the future and prepay insurance premiums. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment for our Bank subsidiaries was $1.2 million. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.

In addition, the FDIC recently announced a proposed rule that would require insured depository institutions, such as our Bank subsidiaries, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If the proposed rule is adopted, the prepaid assessments would be collected on December 30, 2009. We have estimated that the total prepaid assessments for our Bank subsidiaries would be approximately $12 million, which would be recorded as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, each of our Bank subsidiaries would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.

We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon the holding companies of such depository institutions as well. The TLG was scheduled to end December 31, 2009, but the FDIC extended the program to June 30, 2010. In announcing the extension, the FDIC indicated that it will charge a higher guarantee fee to banks that elect to participate in the extension to reflect each bank’s risk. We have elected to participate in the extension.

These changes, along with the use of all of our remaining FDIC insurance assessment credits in early 2009, may cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and in future periods. The prepayment of our FDIC assessments also may temporarily reduce our liquidity.

A substantial decline in the value of our Federal Home Loan Bank of New York common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of New York, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The amount of FHLB common stock we own fluctuates in relation to the amount of our borrowing from the FHLB. As of September 30, 2009 the carrying value of our FHLB common stock was $8.6 million. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. If this occurs, it may adversely affect our results of operations and financial condition.

Certain of our goodwill and intangible assets may become impaired in the future.

We test our goodwill and intangible assets for impairment on a periodic basis. It is possible that future impairment testing could result in a value of our goodwill and intangibles which may be less than the carrying value and, as a result, may adversely affect our financial condition and results of operations. If we determine that an impairment exists at a given time, our earnings and the book value of the related goodwill and intangibles will be reduced by the amount of the impairment.

The opening of new branches could reduce our profitability.

We have expanded our branch network by opening new branches and, in the case of New York National Bank, by acquisition. We intend to continue our branch expansion strategy by opening new branches, which requires us to incur a number of up-front expenses associated with the leasing and build-out of the space to be occupied by the branch, the staffing of the branch and similar matters. These expenses are typically greater than the income generated by the branch until it builds up its customer base, which, depending on the branch, could take 18 months or more. In opening branches in a new locality, we may also encounter problems in adjusting to local market conditions, such as the inability to gain meaningful market share and the stronger than expected competition. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy.

Our income is sensitive to changes in interest rates.

Our profitability, like that of most banking institutions, depends to a large extent upon our net interest income. Net interest income is the difference between interest income received on interest-earning assets, including loans and securities, and the interest paid on interest-bearing liabilities, including deposits and borrowings. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our assets and liabilities in response to such movements. Management estimates that, as of September 30, 2009, a 200 basis point increase in interest rates would result in a 1.9% increase in net interest income and a 100 basis point decrease would result in a 1.3% decrease in net interest income.

In addition, changes in interest rates may result in an increase in higher cost deposit products within our existing portfolios, as well as a flow of funds away from bank accounts into direct investments (such as U.S. Government and corporate securities and other investment instruments such as mutual funds) to the extent that we may not pay rates of interest competitive with these alternative investments.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We expect to recommence shortly our offering for $90 million of common stock which, if completed, we expect will provide us with sufficient capital to meet the higher capital ratios required by the OCC.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition and results of operations.

Our markets are intensely competitive, and our principal competitors are larger than us.

We face significant competition both in making loans and in attracting deposits. This competition is based on, among other things, interest rates and other credit and service charges, the quality of services rendered, the convenience of the banking facilities, the range and type of products offered and the relative lending limits in the case of loans to larger commercial borrowers. Our market area has a very high density of financial institutions, many of which are branches of institutions that are significantly larger than we are and have greater financial resources and higher lending limits than we do. Many of these institutions offer services that we do not or cannot provide. Nearly all such institutions compete with us to varying degrees.

Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, and money market funds and other securities funds offered by brokerage firms and other similar financial institutions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies. Competition may increase in the future as a result of recently proposed regulatory changes in the financial services industry.

Impact of inflation and changing prices

The consolidated financial statements and notes thereto incorporated by reference herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts or estimated fair value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Market reform efforts may result in our businesses becoming subject to extensive and pervasive additional regulations.

Recent economic and market conditions have led to numerous proposals for changes in the regulation of the financial industry in an effort to prevent future crises and reform the financial regulatory system. President Obama’s administration has released a comprehensive plan for regulatory reform in the financial industry. The Administration’s plan contains significant proposed structural reforms, including heightened powers for the Federal Reserve to regulate risk across the financial system; a new Financial Services Oversight Council chaired by the U.S. Treasury; and two new federal agencies, a Consumer Financial Protection Agency and a new National Bank Supervisor. The plan also calls for new substantive regulation across the financial industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed. In furtherance of the Administration’s plan, Congressman Barney Frank has introduced legislation enabling the creation of the Consumer Financial Protection Agency. The legislation would subject federally chartered financial institutions to state consumer protection laws that have historically been preempted.

There can be no assurance as to whether or when any of the parts of the Administration’s plan or other proposals will be enacted into legislation, and if adopted, what the final provisions of such legislation will be. The financial services industry is highly regulated, and we are subject to regulation by several government agencies, including the OCC, the Federal Reserve and the FDIC. Legislative and regulatory changes, as well as changes in governmental economic and monetary policy, not only can affect our ability to attract deposits and make loans, but can also affect the demand for business and personal lending and for real estate mortgages. Government regulations affect virtually all areas of our operations, including our range of permissible activities, products and services, the geographic locations in which our services can be offered, the amount of capital required to be maintained to support operations, the right to pay dividends and the amount which we can pay to obtain deposits. New legislation and regulatory changes could require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our business, results of operations or financial condition.

We may incur liabilities under federal and state environmental laws with respect to foreclosed properties.

Approximately 90% of the loans held by the Banks as of September 30, 2009 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. We currently own five properties acquired in foreclosure, totaling $5.1 million. Under federal and state environmental laws, we could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties we acquire on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean-up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean-up costs under federal or state environmental laws.

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

Actions in connection with shareholder preemptive rights may subject us to litigation and related costs.

Prior to October 19, 2009, the effective date of the amendment to our certificate of incorporation to eliminate preemptive rights, shareholders of the Company were entitled to preemptive rights under certain circumstances. Under Section 622 of the New York Business Corporation Law, preemptive rights for shareholders are triggered if the issuance or sale of securities would “adversely affect” either the “unlimited dividend rights” or “voting rights” of existing shareholders. Section 622 provides a number of exemptions as well. Among other things, Section 622 exempts the sale or issuance of (i) shares for consideration other than cash; (ii) options granted to officers, directors or employees of the corporation pursuant to plans approved by the shareholders; (iii) treasury shares; and (iv) shares issued upon exercise of options issued by the corporation. While we do not believe that any issuance of shares of our common stock or options to purchase shares of our common stock made prior to October 19, 2009 was in contravention of the New York law on preemptive rights, there can be no assurance that a shareholder of the Company will not file a lawsuit against the Company claiming that a sale of shares or grant of options violated Section 622.

Furthermore, the elimination of preemptive rights gave shareholders dissenters’ rights with respect to the amendment of the certificate of incorporation. As of October 19, 2009 we were not aware that any holders of our shares notified the Company that they were exercising their dissenters’ rights, although we may become aware at a later date that we received proper notice by the shareholders’ meeting. If any shareholders pursue their dissenters’ rights, the Company must offer to repurchase these shares at the fair value of their shares. If the Company and the shareholders fail to agree on the fair value, the Company or the shareholders may institute a special court proceeding to fix the fair value of their shares. There can be no assurance that the fair value will not exceed the purchase price of the shares in our proposed offering of common stock.

Risks Relating to Our Common Stock

Market conditions and other factors may affect the value of our common stock.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including:

•	conditions in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•	interest rates;

•	the market for similar securities;

•	government action or regulation;

•	general economic conditions or conditions in the financial markets;

•	our past and future dividend practice; and

•	our financial condition, performance, creditworthiness and prospects.

Accordingly, the shares of common stock that an investor purchases may trade at a price lower than that at which they were purchased.

There may be future dilution of our common stock.

We expect to recommence shortly our offering for $90 million of common stock. If the offering is successful, our earnings per share and our dividends per share are expected to be reduced as a result of the increased number of shares outstanding and because we do not currently anticipate increasing the aggregate amount of our dividends.

The Company is currently authorized to issue up to 25 million shares of common stock, of which 10,562,369 shares were outstanding as of October 15, 2009, and up to 15 million shares of preferred stock, of which no shares are outstanding. The Company’s certificate of incorporation authorizes the Board of Directors to, among other things, issue additional shares of common or preferred stock, or securities convertible or exchangeable into common or preferred stock, without stockholder approval. We may issue such additional equity or convertible securities to raise additional capital in connection with acquisitions, as part of our employee and director compensation or otherwise. The issuance of any additional shares of common or preferred stock or convertible securities could substantially dilute holders of our common stock. Moreover, to the extent that we issue restricted stock, stock options, or warrants to purchase our common stock in the future and those stock options or warrants are exercised or the restricted stock vests, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders.

Future offerings of debt, which would be senior to our common stock upon liquidation, or preferred equity securities that may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if our or the Banks’ capital ratios fall below the required minimums, the Company or the Banks could be forced to raise additional capital by issuing debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes or preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders will receive distributions of our available assets before the holders of our common stock.

Our Board of Directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our dissolution, winding up and liquidation, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

We may further reduce or eliminate the cash dividend on our common stock.

We have reduced our per share dividend in 2009 and we intend to reduce our per share dividend further upon the consummation of our proposed common stock offering as a result of the additional shares outstanding so that we keep the aggregate amount of the dividend at the current level. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Moreover, if there are senior preferred shares outstanding, no dividends may be paid on our common stock unless all dividends on the senior preferred shares have been paid in full. Also, as a bank holding company, the Company’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Government regulation restricts our ability to pay cash dividends.

Dividends from HVB are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which HVB and NYNB can pay dividends or otherwise transfer funds to the Company. Federal bank regulatory agencies also have the authority to limit further the Banks’ payment of dividends based on such factors as the maintenance of adequate capital for each Bank, which could reduce the amount of dividends otherwise payable. We paid a cash dividend to our stockholders of $1.85 per share in 2008 and $1.64 per share in 2007 (adjusted for subsequent stock dividends). We expect to pay substantially reduced per share dividends if our proposed $90 million offering of common stock is completed. Under applicable banking statutes, at September 30, 2009, HVB could have declared dividends of approximately $4.0 million to the Company without prior regulatory approval. Under applicable banking statutes, NYNB could not have declared dividends to the Company at September 30, 2009. No assurance can be given that the Banks will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to stockholders.

Federal bank regulators require us to maintain certain levels of regulatory capital. The failure to maintain these capital levels or to comply with applicable laws, regulations and supervisory agreements could subject us to a variety of informal and formal enforcement actions. Moreover, dividends can be restricted by any of our regulatory authorities if the agency believes that our financial condition warrants such a restriction.

The Company’s ability to declare and pay dividends is restricted under the New York Business Corporation Law, which provides that dividends may only be paid by a corporation out of its surplus.

The Federal Reserve issued a supervisory letter dated February 24, 2009 to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate, defer or severely limit dividends including, for example, when net income available for stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital during the quarter.

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

There is currently no active trading market for our common stock.

Currently, there is no active public trading market for our stock, and we cannot assure you that one will develop or be sustained. Although our common stock trades on the NASDAQ Global Select Market under the symbol “HUVL,” trading in this market is limited. Before the listing of our common stock on the NASDAQ Global Select Market on September 21, 2009, our common stock traded sporadically on the OTC Bulletin Board. We historically created a secondary market for our stock by issuing offers to repurchase shares from any stockholder based upon the appraised value of the Company, but we recently discontinued this program.

Our common stock price may fluctuate due to the potential sale of stock by our existing stockholders.

As of October 15, 2009, 10,562,369 shares of our common stock were outstanding. Subject, in certain cases, to the lock-up restrictions related to our proposed underwritten common stock offering, all of these shares are freely tradeable in the public market. We are also aware that several of our large stockholders may in the future liquidate some or all of their shares of Company common stock for estate planning and other reasons. In addition, other stockholders may sell their shares of common stock from time to time on the NASDAQ Global Select Market or otherwise. As a result, substantial amounts of our common stock are eligible for future sale. While we cannot predict either the magnitude or the timing of such sales, if a large number of common shares are sold during a short time frame, it may have the effect of reducing the market price of our common stock.

Our earnings may be subject to increased volatility.

Our earnings may experience volatility as a result of several factors. These factors include, among others:

•	a continuation of the current economic downturn, or further adverse economic developments;

•	instability in the financial markets;

•	our inability to generate or maintain creditworthy customer relationships in our primary markets;

•	unexpected increases in operating costs, including special assessments for FDIC insurance;

•	further credit deterioration in our loan portfolio or unanticipated credit deterioration, or defaults by our loan customers;

•	credit deterioration or defaults by issuers of securities within our investment portfolio; or

•	a decrease in our common stock price below its book value potentially impacting the valuation of our goodwill.

If any one or more of these events occur, we may experience significant declines in our net interest margin and non-interest income, or we may be required to record substantial charges to our earnings, including increases in the provision for loan losses, credit-related impairment on securities (both permanent and other-than-temporary), and impairment on goodwill and other intangible assets, in future periods.

Our certificate of incorporation, the New York Business Corporation Law and federal banking laws and regulations may prevent a takeover of our company.

Provisions of the Company’s certificate of incorporation, the New York Business Corporation Law and federal banking laws and regulations, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. The combination of these provisions may inhibit a nonnegotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by the Company of its common stock during the three month period ended September 30, 2009:

			Total number	Maximum number
			of shares	of shares
			purchased as	that may
	Total number	Average price	part of	yet be
	of shares	paid per	publicly announced	purchased under
Period	purchased	share	programs	the programs(1)

July 1, 2009 — July 31, 2009(1)	25,000	$40.00	25,000	—
August 1, 2009 — August 31, 2009	—	—	—	—
September 1, 2009 — September 30, 2009	—	—	—	—

Total	25,000	$40.00	25,000	—

(1)	In May 2009, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 25,000 of the Company’s shares at a price of $40.00 per share, limited to the repurchase of up to 1,000 shares from each beneficial holder. The program was fully subscribed prior to its expiration on July 17, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on October 19, 2009 for the purpose of considering and voting upon an amendment to the Company’s Certificate of Incorporation to add a provision to eliminate shareholder preemptive rights. The amendment was approved by holders of a majority of our outstanding shares.

As of October 19, 2009, we were not aware that any holders of our shares notified the Company that they were exercising their dissenters’ rights, although we may become aware at a later date that we received proper notice by the shareholders’ meeting.

Item 6.  Exhibits

(A) Exhibits

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (filed herewith)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

October 20, 2009