Form 10-K
period 2009-12-31
HUDSON VALLEY HOLDING CORP
filed 2010-03-16
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File number 001-34453

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

Name of
each exchange
on which
Title of each Class	registered

Common Stock, ($0.20 par value per share)	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant is required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

Outstanding at
March 1,
Class	2010

Common Stock ($0.20 par value)	16,025,792

The aggregate market value on June 30, 2009 of voting stock held by non-affiliates of the Registrant was approximately $277,876,000.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference in Part III of this report and will be filed no later than 120 days from December 31, 2009.

FORM 10-K

PART I

ITEM 1 — BUSINESS

General

Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. New York National Bank, (“NYNB”), a national banking association which the Company acquired effective January 1, 2006, was merged into HVB effective March 1, 2010. HVB has 18 branch offices in Westchester County, New York, 5 in Manhattan, New York, 4 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County Connecticut. NYNB currently operates as a division of HVB.

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

Forward-Looking Statements

The Company has made in this Annual Report on Form 10-K various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2009. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Forward-looking statements include, but are not limited to, statements regarding:

•	our strategy, financial projections and estimates and their underlying assumptions;

•	our plans, objectives, expectations or consequences of future transactions;

•	our future performance, operations, products and services;

•	our opportunities for growth, our plans for expansion (including opening new branches) and the competition we face in attracting and retaining customers;

•	economic conditions generally and in our market area in particular, which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	demand for our products and services;

•	future provisions for loan losses, increases in non performing assets, impairment of certain investments and our allowance for loan losses;

•	interest rates;

•	the regulatory environment in which we operate, our regulatory compliance and future regulatory requirements;

•	our intention and ability to maintain regulatory capital above the levels required by the Office of the Comptroller of the Currency, or the OCC, for the Bank and the levels required for us to be “well-capitalized”, or such higher capital levels as may be required;

•	proposed legislative and regulatory action affecting us and the financial services industry;

•	future Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	our use of the net proceeds from our offering of common stock; and

•	limitations on dividends payable by the Company or the Bank.

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

In January 2010, the Company formed a wholly owned subsidiary, HVHC Risk Management Corp, which is a captive insurance company which underwrites certain insurance coverage for HVB and its subsidiary companies.

In February 2010, HVB formed three wholly owned subsidiaries. HVB Properties Corp. owns and manages two of HVB’s branches. HVB Fleet Services Corp. owns and manages company owned automobiles. 21 Scarsdale Road Corp owns and manages the HVB headquarters buildings.

In February 2010, NYNB formed a wholly owned subsidiary, 2256 Second Avenue Corp., which owns and manages the Second Avenue branch in Manhattan, New York.

As a result of the merger of HVB and NYNB, effective March 1, 2010, all subsidiaries of NYNB became subsidiaries of HVB.

The Company has no separate operations or revenues apart from HVB and its subsidiaries.

Employees

At December 31, 2009, we employed 463 full-time employees and 35 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

Our Market Area

The banking and financial services business in our market area is highly competitive. Due to their proximity to and location within New York City, our branches compete with regional banks, as well as many other non-bank financial institutions. A number of these banks are larger than we are and are increasing their efforts to serve smaller commercial borrowers. Many of these competitors, by virtue of their size and resources, may enjoy efficiencies and competitive advantages over us in pricing, delivery and marketing of their products and services. We believe that, despite the continued growth of large institutions and the potential for large out-of-area banking and financial institutions to enter our market area, there will continue to be opportunities for efficiently-operated, service-oriented, well-capitalized, community-based banking organizations to grow by serving customers that are not well served by larger institutions or do not wish to bank with such large institutions.

Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2006 census data, was $75,472. The County’s 2006 per capita income of $43,780 placed Westchester County among the highest of the nation’s counties. In December 2009, the County’s unemployment rate was 6.9 percent, as compared to New York State at 8.8 percent and the United States at 9.7 percent. The County has over 100,000 businesses, which form a large portion of our current and potential customer base. We continue to evaluate expansion opportunities in Westchester County.

New York City, which borders Westchester County, is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. According to the 2006 census data, the median household income in the city was $46,480, while the per capita income was $27,420. This places New York City in the top ranks of cities across the United States. In December 2009, New York City’s unemployment rate was 10.4%. The city also has a vibrant and diverse business community with more than 106,000 businesses and professional service firms. New York City is comprised of five counties or boroughs: Bronx, Kings (Brooklyn), New York (Manhattan), Queens and Richmond (Staten Island).

New York City has many attractive attributes and we believe that there is an opportunity for community banks to service our niche markets of businesses and professionals very effectively. We expanded into the New York City market with the opening of our first branch in the Bronx in 1999. Subsequent expansion in this borough was accomplished with the opening of a second branch in 2002 and the addition of two additional branches as a result of the acquisition of NYNB in 2006. We entered the Manhattan market with the opening of a full-service branch in the Lincoln Building in 2002 and followed by the openings of three additional branches in 2004, 2005 and 2008. The NYNB acquisition also provided an additional Manhattan branch location. Further expansion in New York City continued in 2003 with the opening of a loan production office in Rego Park, Queens which converted to a full-service branch in 2005, and was subsequently relocated to Flushing, Queens in 2008. Also in 2008, we opened our first branch in the borough of Brooklyn. We continue to evaluate additional expansion opportunities in New York City.

We expanded into Rockland County, New York, by opening a full service branch in New City, New York in February 2007. Rockland County, New York, a suburban county, borders Westchester County, New York to the west. The County’s 2005 per capita income was $43,751. In December 2009, the County’s unemployment rate was 6.7%. We believe the County offers attractive opportunities for us to develop new customers within our niche markets of businesses, professionals and not-for-profit organizations.

We expanded our branch network into Fairfield County, Connecticut with the opening of a full-service branch in, Stamford, Connecticut in December 2007. We subsequently expanded our presence in Fairfield County to five full service locations with the additions of branch offices in Westport, Greenwich and Fairfield in 2008 and Stratford in 2009. Fairfield County, Connecticut, a suburban county, borders Westchester County, New York to the east. The County’s 2006 per capita income was $45,805. In December 2009, the County’s unemployment rate was 7.7% as compared to the state of Connecticut’s unemployment rate of 8.5%. Fairfield County has very similar attributes to Westchester County, New York, where we have had success in attracting and retaining customers.

We expanded into New Haven County, Connecticut in 2009 with the opening of a full service branch in Milford. New Haven County, Connecticut borders Fairfield County to the east and is a mixed urban and suburban county. In December 2009, the County’s unemployment rate was 9.2%. We continue to explore additional opportunities for expansion in the Connecticut market.

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

Our strategy is to increase earnings through growth within our existing market. Our primary market area, which includes Westchester County, Rockland County and New York City in the State of New York, and Fairfield County and New Haven County in the State of Connecticut, has a high concentration of the types of customers that we desire to serve. We expect to continue to expand by opening new full-service banking facilities and loan production offices, by expanding deposit gathering and loan originations in our market area, by enhancing and expanding computerized and telephonic products, by diversifying our products and services, by acquiring other banks and related businesses and through strategic alliances and contractual relationships.

During the past five years, we have focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of our products and services continues to be businesses, professionals, not-for-profit organizations and municipalities. We have expanded our market to additional sections of Westchester County and New York City and further expanded to include sections of Rockland County, New York, Fairfield County, Connecticut and New Haven County, Connecticut. We have opened or acquired eighteen new facilities during the past five years, three in Westchester County, New York, eight in New York City, one in Rockland County, New York, five in Fairfield County, Connecticut and one in New Haven County, Connecticut. We anticipate opening at least two additional facilities during 2010. We expect to continue to open additional facilities in the future. We have invested in technology based products and services to meet customer needs. In addition, we have expanded products and services in our deposit gathering and lending programs, and our offering of investment management and trust services. As a result, our total assets have grown nearly 50 percent during this five year period.

Lending

We engage in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2009, gross loans totaled $1,816.4 million. Gross loans were comprised of the following loan types:

Real estate	82.2%
Commercial and industrial	15.1
Individuals	1.5
Lease financing	1.2

Total	100.0%

At December 31, 2009, HVB’s lending limit to one borrower under applicable regulations was approximately $35.0 million.

In managing our loan portfolios, we focus on:

 (i) the application of established underwriting criteria,

(ii)	the establishment of individual internal comfort levels of lending authority below HVB’s legal lending authority,

(iii)	the involvement by senior management and the Board of Directors in the loan approval process for designated categories, types or amounts of loans,

 (iv) an awareness of concentration by industry or collateral, and

 (v) the monitoring of loans for timely payment and to seek to identify potential problem loans.

We utilize our Credit Department to assess acceptable and unacceptable credit risks based upon established underwriting criteria. We utilize our loan officers, branch managers and Credit Department to identify changes in a borrower’s financial condition that may affect the borrower’s ability to perform in accordance with loan terms. Lending policies and procedures place an emphasis on assessing a borrower’s income and cash flow as well as collateral values. Further, we utilize systems and analysis which assist in monitoring loan delinquencies. We utilize our loan officers, Asset Recovery Department and legal counsel in collection efforts on past due loans. Additional collateral or guarantees may be requested where delinquencies remain unresolved.

An independent qualified loan review firm reviews loans in our portfolios and assigns a risk grading to each reviewed loan. Loans are reviewed based upon the type of loan, the collateral for the loan, the amount of the loan and any other pertinent information. The loan review firm reports directly to the Audit Committee of the Board of Directors.

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

Segments

We maintain only one business segment which is discussed in more detail in Notes 1 and 15 to the financial statements included elsewhere herein.

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

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from the Bank. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2009, the Bank could have declared additional dividends of approximately $9.1 million to the Company without prior regulatory approval.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for the Bank described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 10 to the Consolidated Financial Statements. The Company and HVB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. As a result of the increase in our non-performing loans, the high percentage of commercial real estate loans in our loan portfolio, and the increased potential for further possible deterioration in our loans, as of October 13, 2009 we were required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). In October 2009 we raised approximately $93.3 million through an offering of our common stock and accordingly, at December 31, 2009, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 12.7%, 11.4% and 8.4%, respectively. Management intends to conduct the affairs of the Company and its subsidiary Bank so as to maintain a strong capital position in the future.

Emergency Economic Stabilization Act of 2008

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. The Company elected not to participate in the CPP.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”), Under the TLG Program (as amended on March 17, 2009 the FDIC has (i) guaranteed through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than or equal to 0.5 percent interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC- insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is ranges from 15 to 25 basis points based upon the Bank’s CAMELS rating by the OCC on amounts in covered accounts exceeding $250,000. We have elected to participate in both guarantee programs. However, we have not issued debt under the TLG Program.

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

Financial Regulatory Reform Proposals

Recent economic and market conditions have led to numerous proposals for changes in the regulation of the financial industry in an effort to prevent future crises and reform the financial regulatory system. President Obama’s administration has released a comprehensive plan for regulatory reform in the financial industry. The Administration’s plan contains significant proposed structural reforms, including heightened powers for the Federal Reserve to regulate risk across the financial agencies, a Consumer Financial Protection Agency and a new National Bank Supervisor. The plan also calls for new substantive regulation across the financial industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed. In furtherance of the Administration’s plan, legislation enabling the creation of the Consumer Financial Protection Agency has recently been passed by the U.S House of Representatives. The legislation would subject federally chartered financial institutions to state consumer protection laws that have historically been preempted.

Regulation of HVB

The Bank is subject to the supervision of, and to regular examination by, the Office of the Comptroller of the Currency (“OCC”). Various laws and the regulations thereunder applicable to the Company and the Bank impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. The Bank is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Dividend Limitations

The Company is a legal entity separate and distinct from its subsidiaries. The Company’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit the Bank from paying dividends or otherwise supplying funds to the Company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Under applicable banking statutes, at December 31, 2009, the Bank could have declared additional dividends of approximately $9.1 million to the Company without prior regulatory approval.

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

The OCC’s standard regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies.

As a result of the increase in our non-performing loans, the high percentage of commercial real estate loans in our loan portfolio, and the increased potential for further possible deterioration in our loans, as of October 13, 2009 we were required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). In October 2009 we raised approximately $93.3 million through an offering of our common stock and accordingly, at December 31, 2009, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 12.7%, 11.4% and 8.4%, respectively.

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

See Note 10 to the Consolidated Financial Statements.

Insurance of Deposit Account

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a restoration plan to replenish the fund, adopted a substantial increase in the assessment rates applicable to insured institutions. The FDIC also has imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 (capped at 10 basis points of the institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. The amount of this special assessment for the Bank was $1.2 million. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels. No institution may pay a dividend if in default of the FDIC assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.

The FDIC has authority to further increase insurance assessments. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. The Bank paid approximately $13.4 million, in assessments as of December 31, 2009 of which approximately $12.5 million was recorded as a prepaid asset.

  Loans to Related Parties

The Bank’s authority to extend credit to its directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with other persons not related to the lender and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Under the Sarbanes-Oxley Act, the Company and its subsidiaries, other than the Bank, may not extend or arrange for any personal loans to its directors and executive officers.

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

  Community Reinvestment Act and Fair Lending Developments

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of our entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution’s CRA rating and require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in May 2007, the Bank received a rating of “Satisfactory.”

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

As a result of the Economic downturn, particularly in 2009, we are facing increased delinquencies in our loans. At December 31, 2009 and 2008, our non-accrual loans totaled $50.6 million and $11.3 million, or 2.8% and 0.7% of the loan portfolio, respectively. At December 31, 2009 and 2008, our nonperforming assets (which include non-accrual loans, accruing loans 90 days or more past due and foreclosed real estate, also called other real estate owned) totaled $66.7 million and $23.8 million, or 2.5% and 0.9% of total assets, respectively. In addition, we had $32.0 million and $17.1 million of accruing loans that were 30-89 days delinquent at December 31, 2009 and 2008, respectively.

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

As regulated entities, the Company and the Bank are subject to extensive supervision and prudential regulation, including maintaining certain capital requirements, which may limit their operations and potential growth. Failure to meet any such requirements would subject us to regulatory action.

The Company is supervised by the Federal Reserve and the Bank is supervised by the OCC. As such, each is subject to extensive supervision and prudential regulation, including risk-based and leverage capital requirements. The Company and the Bank must maintain certain risk-based and leverage capital ratios as required by the Federal Reserve or the OCC, respectively, that may change depending upon general economic conditions and the particular condition, risk profile and growth plans of the Company and the Bank.

In today’s economic and regulatory environment, banking regulators, including the OCC, continue to direct greater scrutiny to banks with higher levels of commercial real estate loans like us. As a general matter, such banks, including the Bank, are expected to maintain higher capital levels as well as other measures due to commercial real estate lending growth and exposures. As a result of the increase in our non-performing loans, the high percentage of commercial real estate loans in our loan portfolio, and the increased potential for further possible deterioration in our loans, as of October 13, 2009 we have been required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). In October, 2009 we raised approximately $93.3 million through an offering of our common stock of which $44.0 million was contributed to the Bank. As a result, at December 31, 2009, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 12.7%, 11.4% and 8.4%, respectively, and the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 15.2%, 13.9% and 10.2%, respectively. The remaining $49.3 million of the proceeds from the offering is held by the Company for future growth and other capital needs.

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

In addition to informal remedial actions, we may also be subject to formal enforcement actions. Failure to comply with an informal enforcement action could cause us to be subject to formal enforcement actions. Formal enforcement actions include written agreements, cease and desist orders, the imposition of substantial fines and other civil penalties and, in the most severe cases, the termination of deposit insurance or the appointment of a conservator or receiver for our bank subsidiary. Furthermore, if the HVB fails to meet any regulatory capital requirement, it will be subject to the prompt corrective action framework of the Federal Deposit Insurance Corporation Improvements Act of 1991, which imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines, up to and including, ultimately, the appointment of a conservator or receiver. A failure to meet regulatory capital requirements could also subject us to capital raising requirements. Additional capital raisings would be dilutive to holders of our common stock. See “Risk Factors — Risks Relating to Our Common Stock” for more information.

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

Commercial real estate is cyclical and poses risks of loss to us due to concentration levels and similar risks of the asset. Of our loan portfolio, 43.1% was concentrated in commercial real estate loans as of December 31, 2009 and 37.7% as of December 31, 2008. As discussed above, banking regulators direct greater scrutiny to banks with higher levels of commercial real estate loans. Due to the high percentage of commercial real estate loans in our loan portfolio, we are among the banks subject to greater regulatory scrutiny of their activities.

We have significant exposure to commercial real estate in our loan portfolio and have substantially increased our provision for loan losses primarily because of an increase in expected losses relating to adverse economic conditions, particularly in the real estate market in our primary lending areas. During 2009, we added $24.3 million in provision for loan losses compared to $11.0 million in 2008 and $1.5 million in 2007, in part reflecting collateral evaluations in response to recent changes in the market values of real estate development loans. We may be required to add additional provision for loan loss in 2010.

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

As of December 31, 2009, we owned pooled trust preferred debt securities with an aggregate book value of $13.8 million and an unrealized loss of approximately $9.9 million. As a result of recent adverse economic banking conditions, we incurred pretax impairment charges to earnings on these securities of approximately $5.5 million in 2009 and $1.1 million during 2008. We may be required to record additional impairment charges on these pooled trust preferred debt securities or other of our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative impact on the valuation of our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders, and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

A prolonged or worsened downturn in the economy in general and the real estate market in our key market areas in particular would adversely affect our loan portfolio and our growth potential.

Our primary lending market area is Westchester County, New York and New York City and to an increasing extent, Rockland County, New York and Fairfield County, Connecticut, with a primary focus on businesses, professionals and not-for-profit organizations located in this area. Accordingly, the asset quality of our loan portfolio largely depends upon the area’s economy and real estate markets. The Bank’s primary lending market area and asset quality have been adversely affected by the current economic downturn. A prolonged or worsened downturn in the economy in our primary lending area would adversely affect our asset quality, operations and limit our future growth potential.

In particular, a downturn in our local real estate market could negatively affect our business because a significant portion (approximately 94% as of December 31, 2009) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. The Bank’s loans have already been adversely affected by the current decline in the real estate market. Continuation or worsening of such conditions could have additional negative effects on our business in the future.

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

FDIC insurance premiums increased substantially in 2009 and we may have to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment for HVB and NYNB was $1.2 million. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.

In addition, the FDIC adopted a rule that required insured depository institutions, including our Bank subsidiaries, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments were collected on December 30, 2009. The total prepaid assessments for HVB and NYNB was $12.5 million, which was recorded as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, HVB (for itself and as successor to NYNB) would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.

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

These changes, along with the use of all of our remaining FDIC insurance assessment credits in early 2009, may cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2010 and in future periods. The prepayment of our FDIC assessments also may temporarily reduce our liquidity.

A substantial decline in the value of our Federal Home Loan Bank of New York common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of New York, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The amount of FHLB common stock we own fluctuates in relation to the amount of our borrowing from the FHLB. As of December 31, 2009 the carrying value of our FHLB common stock was $8.5 million. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. If this occurs, it may adversely affect our results of operations and financial condition.

Certain of our goodwill and intangible assets may become impaired in the future.

We test our goodwill and intangible assets for impairment on a periodic basis. It is possible that future impairment testing could result in a value of our goodwill and intangibles which may be less than the carrying value and, as a result, may adversely affect our financial condition and results of operations. If we determine that impairment exists at a given time, our earnings and the book value of the related goodwill and intangibles will be reduced by the amount of the impairment.

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

Our profitability, like that of most banking institutions, depends to a large extent upon our net interest income. Net interest income is the difference between interest income received on interest-earning assets, including loans and securities, and the interest paid on interest-bearing liabilities, including deposits and borrowings. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our assets and liabilities in response to such movements. Management estimates that, as of December 31, 2009, a 200 basis point increase in interest rates would result in a 2.1% increase in net interest income and a 100 basis point decrease would result in a 1.1% decrease in net interest income.

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

Extensive Regulation and Supervision.

The Company, primarily through its principal subsidiary and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect the Company’s stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Company is also subject to a number of Federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions.

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

Approximately 94% of the loans held by the Company as of December 31, 2009 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. We currently own four properties acquired in foreclosure, totaling $9.2 million. Under federal and state environmental laws, we could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties we acquire on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean-up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean-up costs under federal or state environmental laws.

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

Changes in Accounting Policies or Accounting Standards.

The Company’s accounting policies are fundamental to understanding its financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. The Company identified its accounting policies regarding the allowance for loan losses, security valuations, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) change their guidance governing the form and content of the Company’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB, SEC, banking regulators and the Company’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate as the FASB and International Accounting Standards Board have reaffirmed their commitment to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition. In certain cases, the Company could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in the Company restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

We Are Subject to Environmental Liability Risk Associated With Lending Activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review prior to originating certain commercial real estate loans, as well as before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Actions in connection with stockholder preemptive rights may subject us to litigation and related costs.

Prior to October 19, 2009, the effective date of the amendment to our certificate of incorporation to eliminate preemptive rights, stockholders of the Company were entitled to preemptive rights under certain circumstances. Under Section 622 of the New York Business Corporation Law, preemptive rights for stockholders are triggered if the issuance or sale of securities would “adversely affect” either the “unlimited dividend rights” or “voting rights” of existing stockholders. Section 622 provides a number of exemptions as well. Among other things, Section 622 exempts the sale or issuance of (i) shares for consideration other than cash; (ii) options granted to officers, directors or employees of the Company pursuant to plans approved by the stockholders; (iii) treasury shares; and (iv) shares issued upon exercise of options issued by the Company. While we do not believe that any issuance of shares of our common stock or options to purchase shares of our common stock made prior to October 19, 2009 was in contravention of the New York law on preemptive rights, there can be no assurance that a stockholder of the Company will not file a lawsuit against the Company claiming that a sale of shares or grant of options violated Section 622.

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

The Company is currently authorized to issue up to 25 million shares of common stock, of which 16,016,738 shares were outstanding as of December 31, 2009, and up to 15 million shares of preferred stock, of which no shares are outstanding. The Company’s certificate of incorporation authorizes the Board of Directors to, among other things, issue additional shares of common or preferred stock, or securities convertible or exchangeable into common or preferred stock, without stockholder approval. We may issue such additional equity or convertible securities to raise additional capital in connection with acquisitions, as part of our employee and director compensation or otherwise. The issuance of any additional shares of common or preferred stock or convertible securities could substantially dilute holders of our common stock. Moreover, to the extent that we issue restricted stock, stock options, or warrants to purchase our common stock in the future and those stock options or warrants are exercised or the restricted stock vests, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders.

Future offerings of debt, which would be senior to our common stock upon liquidation, or preferred equity securities that may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, the Company or the Bank could be forced to raise additional capital by issuing debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes or preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders will receive distributions of our available assets before the holders of our common stock.

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

We reduced our per share dividend in 2009. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may further reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, the Company’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Government regulation restricts our ability to pay cash dividends.

Dividends from the Bank are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. We paid a cash dividend to our stockholders of $1.27 per share in 2009 and $1.68 per share in 2008 (adjusted for subsequent stock dividends). We currently expect to pay substantially reduced per share dividends. Under applicable banking statutes, at December 31, 2009, the Bank could have declared dividends of approximately $9.1 million to the Company without prior regulatory approval. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to stockholders.

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

We are aware that several of our large stockholders may in the future liquidate some or all of their shares of Company common stock for estate planning and other reasons. In addition, other stockholders may sell their shares of common stock from time to time on the NASDAQ Global Select Market or otherwise. As a result, substantial amounts of our common stock are eligible for future sale. While we cannot predict either the magnitude or the timing of such sales, if a large number of common shares are sold during a short time frame, it may have the effect of reducing the market price of our common stock.

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

Provisions of the Company’s certificate of incorporation, the New York Business Corporation Law and federal banking laws and regulations, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our principal executive offices, including administrative and operating departments, are located at 21 Scarsdale Road, Yonkers, New York, in premises we own. HVB’s main branch is located at 1055 Summer Street, Stamford, Connecticut, in premises we lease.

HVB operates 36 branches. HVB owns the following branch locations :

Address	City	County	State

37 East Main Street	Elmsford	Westchester	New York
61 South Broadway	Yonkers	Westchester	New York
150 Lake Avenue	Yonkers	Westchester	New York
865 McLean Avenue	Yonkers	Westchester	New York
512 South Broadway	Yonkers	Westchester	New York
21 Scarsdale Road	Yonkers	Westchester	New York
664 Main Street	Mount Kisco	Westchester	New York
369 East 149th Street	Bronx	Bronx	New York
2256 Second Avenue	Manhattan	New York	New York

HVB leases the following branch locations:

Address	City	County	State

35 East Grassy Sprain Road	Yonkers	Westchester	New York
403 East Sandford Boulevard	Mount Vernon	Westchester	New York
1835 East Main Street	Peekskill	Westchester	New York
500 Westchester Avenue	Port Chester	Westchester	New York
501 Marble Avenue	Pleasantville	Westchester	New York
328 Central Avenue	White Plains	Westchester	New York
5 Huguenot Street	New Rochelle	Westchester	New York
40 Church Street	White Plains	Westchester	New York
875 Mamaroneck Avenue	Mamaroneck	Westchester	New York
399 Knollwood Road	White Plains	Westchester	New York
111 Brook Street	Eastchester	Westchester	New York
3130 East Tremont Avenue	Bronx	Bronx	New York
975 Allerton Avenue	Bronx	Bronx	New York
1042 Westchester Avenue	Bronx	Bronx	New York
16 Court Street	Brooklyn	Kings	New York
60 East 42nd Street	Manhattan	New York	New York
233 Broadway	Manhattan	New York	New York
350 Park Avenue	Manhattan	New York	New York
112 West 34th Street	Manhattan	New York	New York
162-05 Crocheron Avenue	Flushing	Queens	New York
254 South Main Street	New City	Rockland	New York
1055 Summer Street	Stamford	Fairfield	Connecticut
420 Post Road West	Westport	Fairfield	Connecticut
500 West Putnam Avenue	Greenwich	Fairfield	Connecticut

Address	City	County	State

200 Post Road	Fairfield	Fairfield	Connecticut
2505 Main Street	Stratford	Fairfield	Connecticut
54 Broad Street	Milford	New Haven	Connecticut

Of the remaining leased properties, 2 properties located in Port Chester and Peekskill, New York, have lease terms that expire within the next 2 years, with each lease subject to our renewal option. We currently expect to exercise our renewal option on the leases of each of these properties.

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

ITEM 4 — (REMOVED AND RESERVED)

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was held of record as of March 1, 2010 by approximately 1010 registered shareholders. Our common stock trades on the NASDAQ Global Select Market under the symbol “HUVL”. Trading in this market is limited. Prior to our listing on the NASDAQ Global Select Market on September 21, 2009, our common stock traded sporadically on the OTC Bulletin Board. We historically created a secondary market for our stock by issuing offers to repurchase shares from any stockholder based on the appraised value of the Company. However we recently discontinued this program.

The table below sets forth the price range of our common stock since being listed on the NASDAQ Global Select Market on September 21, 2009. Prices have been adjusted to reflect the 10% stock dividend to shareholders in December 2009.

	2009
	High	Low

Third Quarter (from September 21, 2009)	$27.67	$25.50
Fourth Quarter	28.57	22.32

In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows: In 2009, $0.43 per share to shareholders of record on February 13, $0.36 per share to shareholders of record on May 22, $0.27 per share to shareholders of record on August 21 and $0.21 per share to shareholders of record on November 13; In 2008, $0.42 per share to shareholders of record on February 8, May 16, August 15 and November 14. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2009 and 2008.

Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on December 7, 2009 and December 12, 2008.

Any funds which the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from HVB and secondarily from sales of common stock pursuant to the Company’s stock option plan. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and its ability to transfer funds to the Company in the form of cash dividends and otherwise. See further discussion in “Supervision and Regulation” under Item 1 of this Annual Report on Form 10-K. The Company is a separate and distinct legal entity from HVB. The Company’s right to participate in any distribution of the assets or earnings of HVB is subordinate to prior claims of creditors of HVB.

The Company sold 3,993,395 shares of common stock at an issue price of $25.00 per share in an underwritten common stock offering during the fourth quarter of 2009. Net proceeds from the offering were $93.3 million. In conjunction with this common stock offering, the Company listed its common stock on the NASDAQ Global Select Market under the symbol “HUVL”. Concurrent with listing its common stock on the NASDAQ, the Company lifted all restrictions on transferability of its common stock that previously applied to certain shareholders and a majority of the shares outstanding. A total of $44.0 million of the net proceeds from this offering was contributed to HVB and NYNB increasing the Banks’ capital ratios, as required of the Banks’ by the OCC, to levels in excess of “well capitalized” levels generally applicable to banks under current regulations. See further discussion in “Supervision and Regulation” under Item 1 of this Annual Report on Form 10-K. The remaining net proceeds of this offering are available for general corporate purposes. There were no sales of common stock by the Company during the fourth quarter of 2009 that did not involve a public offering.

There were no purchases made by the Company of its common stock during the three months ended December 31, 2009.

Stockholder Return Performance Graph

The following graph compares the Company’s total stockholder return for the years 2005, 2006, 2007, 2008 and 2009 based on prices as reported on the over-the-counter bulletin board and as reported on the NASDAQ Global Select Market effective with the Company’s listing in September 2009, with (1) the Russell 2000 and (2) the SNL $1 billion to $5 billion Bank Index.

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Hudson Valley Holding Corp.	100.00	89.01	95.94	121.50	119.14	66.96

Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

The graph assumes $100 was invested on December 31, 2004 and dividends were reinvested. Returns are market capitalization weighted.

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2009, 2008, 2007 and 2006. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(000’s except share data)

Operating Results:
Total interest income	$136,579	$140,112	$150,367	$141,157	$110,364
Total interest expense	22,304	30,083	46,299	41,600	25,306

Net interest income	114,275	110,029	104,068	99,557	85,058
Provision for loan losses	24,306	11,025	1,470	2,130	2,059
Income before income taxes	26,322	46,523	52,742	52,094	46,983
Net income	19,012	30,877	34,483	34,059	30,945
Basic earnings per common share	1.53	2.58	2.91	2.86	2.60
Diluted earning per common share	1.50	2.50	2.80	2.77	2.51
Weighted average shares outstanding	12,404,305	11,969,937	11,844,712	11,915,980	11,885,403
Diluted weighted average share outstanding	12,650,970	12,375,096	12,319,630	12,298,810	12,306,516
Cash dividends per common share	$1.27	$1.68	$1.50	$1.33	$1.15

	December 31,
	2009	2008	2007	2006	2005

Financial position:
Securities	$522,285	$671,355	$780,251	$917,660	$883,992
Loans, net	1,772,645	1,677,611	1,289,641	1,205,243	1,009,819
Total assets	2,665,556	2,540,890	2,330,748	2,291,734	2,032,721
Deposits	2,172,615	1,839,326	1,812,542	1,626,441	1,407,996
Borrowings	176,903	466,398	286,941	456,559	435,212
Stockholders’ equity	293,678	207,501	203,687	185,566	169,789

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

	December 31,
	2009	2008	2007	2006	2005

Earnings Ratios
Net income as a percentage of:
Average earning assets	0.79%	1.39%	1.59%	1.64%	1.67%
Average total assets	0.74	1.30	1.49	1.54	1.58
Average total stockholders’ equity	8.74	14.76	18.03	19.40	18.77
Adjusted average total stockholders equity(1)	8.78	14.55	17.61	18.57	18.54
Capital Ratios
Average total stockholders’ equity to average total assets	8.43%	8.79%	8.27%	7.95%	8.44%
Average net loans as a multiple of average total stockholders’ equity	8.00	7.09	6.45	6.44	5.63
Leverage capital	10.17%	7.53%	8.31%	7.74%	8.30%
Tier 1 capital (to risk weighted assets)	13.94	10.11	12.61	12.32	13.82
Total risk-based capital (to risk weighted assets)	15.16	11.33	13.77	13.49	14.94
Other
Allowance for loan losses as a percentage of year-end loans	2.13%	1.33%	1.33%	1.37%	1.32%
Loans (net) as a percentage of year-end total assets	66.50	66.02	55.33	52.59	49.68
Loans (net) as a percentage of year-end total deposits	81.59	91.21	71.15	74.10	71.72
Securities as a percentage of year-end total assets	19.59	26.42	33.48	40.04	41.02
Average interest earning assets as a percentage of average interest bearing liabilities	145.87	146.90	146.83	148.34	153.96
Dividends per share as a percentage of diluted earnings per share	84.67	67.20	53.57	48.01	45.82

(1)	Adjusted average stockholders’ equity excludes unrealized gains, net of tax, of $981 in 2009 and unrealized losses, net of tax, of $2,955, $4,521, $7,846 and $2,108 in 2008, 2007, 2006 and 2005, respectively. Management believes this alternate presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. As noted in the Company’s 2010 Proxy Statement, which is incorporated herein by reference, net income as a percentage of adjusted average stockholders’ equity is one of several factors utilized by management to determine total compensation.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2009 and 2008, and consolidated results of operations for each of the three years in the period ended December 31, 2009. The Company is consolidated with its wholly-owned subsidiaries, Hudson Valley Bank, N.A. and its subsidiaries, Grassy Sprain Real Estate Holdings, Inc., Sprain Brook Realty Corp., HVB Leasing Corp., HVB Employment Corp., HVB Realty Corp. and A.R. Schmeidler & Co., Inc. (collectively “HVB”) and New York National Bank and it’s subsidiaries, 369 East 149th Street Corp. and 369 East Realty Corp. (collectively “NYNB”). As a result of the merger of HVB and NYNB, effective March 1,2010, all subsidiaries of NYNB became subsidiaries of HVB. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Annual Report on Form 10-K. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Annual Report on Form 10-K.

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, portions of New York City and Fairfield County and New Haven County, Connecticut. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate and potential risks associated with the impact of regulatory changes that may take place in reaction to the current crisis in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of Company’s loans.

The year 2008 marked the beginning of an extremely difficult period for the overall economy in general and for the financial services industry in particular. This wide ranging economic downturn, which has had extremely negative effects on all financial sectors both domestic and foreign, has continued throughout the year 2009 and into 2010. During 2008 we witnessed the financial collapse of several financial institutions including the country’s largest savings bank and two large Wall Street investment banking firms. In addition, the U.S. Congress enacted unprecedented financial assistance legislation in an attempt to shore up the financial markets and provide needed credit to a faltering economy. Perhaps the most severe impact of this downturn has been felt by the real estate industry, which is a major source of both the deposit and loan businesses of the Company. The Company experienced a general decline in average deposit balances of customers in all sectors of the real estate industry as activity has been severely curtailed as a result of the current economic downturn. In addition, the Company has experienced sharp declines in the value of real estate collateral supporting the majority of its loans, significant increases in delinquent and nonperforming loans and the continued lack of a liquid market for a small part of its investment portfolio. The effects of these conditions continued and significantly worsened during 2009 as unemployment continued to rise, real estate values continued to decline and overall asset quality deteriorated. Although there are some recent indications which suggest that the economic decline may have begun to turn around, the Company expects to continue to experience some negative pressure from these adverse conditions into the first quarter of 2010 and beyond.

Net income for 2009 was $19.0 million or $1.50 per diluted share, a decrease of $11.9 million or 38.5 percent compared to $30.9 million or $2.50 per diluted share in 2008. The decline in net income resulted primarily from sharply higher provisions for loan losses in 2009, significant charges for impairment of certain investments, a significant increase in FDIC deposit insurance premiums and significantly lower investment advisory fee income. To partially offset these negative impacts on net income, all of which were directly related to the current economic downturn, management eliminated all incentive compensation and bonuses for the Banks in 2009.

Total deposits increased $333.3 million during the year ended December 31, 2009. Approximately $101 million of this growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. In addition to the above mentioned deposit growth, the Company also experienced significant growth in new customers both in existing branches and new branches added during 2008 and 2009. This growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce long term and short term borrowings and to fund loan growth.

Total loans increased $111.1 million during the year ended December 31, 2009 as the Company continued to provide lending availability to new and existing customers. This growth, however, was accompanied by a continued slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed real estate projects, as well as additional increases in delinquent and nonperforming loans in other sectors of the loan portfolio which have also been adversely impacted by the severe economic conditions currently affecting the real estate markets.

The Company’s noninterest income decreased in 2009, primarily as a result of a significant increase in recognized impairment charges related to the Company’s investments in certain pooled trust preferred securities which have been adversely affected by the effects of the current economic downturn in the financial services industry, and decreases in investment advisory fees of its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm located in Manhattan, New York. Fee income from this source experienced sharp declines beginning in the fourth quarter of 2008 and continued to decline during the first half of 2009 as a result of the effects of significant declines in both domestic and international equity markets. Although there has been recent improvement in the financial markets, continued improvement and the acquisition of new customers will be necessary for this source of noninterest income to return to past levels. At both December 31, 2009 and 2008, A.R. Schmeidler & Co., Inc. had approximately $1.3 billion of assets under management.

Nonperforming assets have increased dramatically in 2009, particularly in the second and fourth quarters, as overall asset quality continued to be adversely affected by the current state of the economy. During the year ended December 31, 2009, the Company has experienced significant increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans which began in the second half of 2008. The severity of the economic downturn during 2009 has extended well beyond the sub-prime lending issue, and has resulted in severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the present shortage of available residential mortgage financing, have put downward pressure on the overall asset quality of virtually all financial institutions, including the Company. Continuation or worsening of such conditions would have additional significant adverse effects on asset quality in the future.

The 500 basis point reduction of short-term interest rates from September 2007 through December 2008 resulted in a steeper yield curve by late 2008 which continued throughout 2009. However, with interest rates at historical low levels, availability of long-term financing at attractive interest rates has been limited. This has resulted in many financial institutions replacing maturing long-term borrowings with short-term debt. While replacing long-term borrowings with lower cost short-term debt may have a positive impact on net interest income in the near term, this condition presents additional challenges in the ongoing management of interest rate risk to the extent that these borrowings are utilized to fund longer term assets at fixed rates. During 2009, the Company was able to repay maturing long-term borrowings, all of its brokered certificates of deposit and non-customer related short-term borrowings with liquidity provided primarily by core deposit growth and planned utilization of run-off from our investment securities.

As a result of the effects of changes in interest rates, activity in the Company’s core businesses of loans and deposits, an increase in loans as a percentage of total interest earning assets and other asset/liability management activities, tax equivalent basis net interest income increased by $3.7 million or 3.2 percent to $118.4 million in 2009, compared to $114.7 million in 2008. The effect of the adjustment to a tax equivalent basis was $4.1 million in 2009 and $4.7 million in 2008.

Non interest income totaled $10.5 million in 2009, a decrease of $8.1 million or 43.5 percent compared to $18.6 million in 2008. The decrease was partially due to a reduction in the investment advisory fees of A.R. Schmeidler & Co., Inc. Investment advisory fee income is expected to remain at reduced levels at least in the near term, due to the ongoing difficulties in the global financial markets. The decrease in non interest income also resulted from a significant increase in recognized pre-tax impairment charges on securities available for sale, which were $5.5 million in 2009, compared to $1.5 million in 2008. The 2009 impairment charges were related to the Company’s investments in pooled trust preferred securities. The 2008 impairment charges included a $1.1 million charge related to a pooled trust preferred security and a $0.4 million charge related to the Company’s investment in a mutual fund which was sold in April 2008 without additional loss. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for those investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future.

Non interest expense was $74.1 million in 2009, an increase of $3.0 million or 4.2 percent compared to $71.1 million in 2008. Expense increases resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were effectively offset by significant other cost saving measures implemented by the Company during 2009. However, overall 2009 non interest expense increased primarily due to a significant increase in FDIC deposit premiums. These additional premiums were imposed by the FDIC to replenish shortfalls in the FDIC Insurance Fund which has resulted from the current economic crisis. Additional premium increases and special assessments may continue to be imposed by the FDIC in the future to address potential shortfalls in the overall deposit insurance reserve funds.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at December 31, 2009 shows the Company’s net interest income decreasing slightly if rates fall and increasing slightly if rates rise.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. While the current adverse economic situation has put pressure on the availability of liquidity in the marketplace, the Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs. In addition, the Company and the Bank are subject to various regulatory capital guidelines. In today’s economic and regulatory environment the Office of the Comptroller of the Currency (“OCC”), which is the primary federal regulator of the Bank, has directed greater scrutiny to banks with higher levels of commercial real estate loans. During the fourth quarter of 2009, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. To meet these increased capital ratios and to support future growth, the Company successfully raised a net $93.3 million in an underwritten common stock offering in the fourth quarter of 2009. The Company contributed $44.0 million of this amount to its subsidiary banks, $42.5 million to HVB and $1.5 million to NYNB. As a result of these actions, as of December 31, 2009, the Company, HVB and NYNB exceeded all required regulatory capital levels.

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of Capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Company believed that, given its financial condition, at that time, participation in the CPP was unnecessary and not in the best interests of the Company, it’s customers or shareholders.

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

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities that the Company has determined that it is more likely than not that it would not be required to sell prior to maturity or recovery of cost. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non credit related, with the corresponding decline charged to other comprehensive income.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Troubled-debt Restructurings — Troubled-debt restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted. Restructured loans are returned to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant factors.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2009 and December 31, 2008 did not indicate impairment of its goodwill or identified intangible assets.

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

Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 11 “Stock-Based Compensation” herein for additional discussion.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2009

Summary of Results

The Company reported net income of $19.0 million in 2009, a decrease of $11.9 million or 38.5 percent compared to $30.9 million in 2008, which decreased $3.6 million or 10.4 percent compared to $34.5 million in 2007. The decrease in 2009 net income, compared to 2008, reflected a significantly higher provision for loan losses, higher noninterest expense including significantly higher FDIC deposit insurance premiums and lower non interest income, partially offset by higher net interest income and a lower effective tax rate. The decrease in 2008 net income, compared to 2007, reflected a significantly higher provision for loan losses and higher noninterest expense, partially offset by higher net interest income, higher non interest income and a lower effective tax rate. Provisions for loan losses totaled $24.3 million, $11.0 million and $1.5 million in 2009, 2008 and 2007 respectively. Non interest income includes $5.5 million, $1.5 million and $0.6 million of pretax recognized impairment charges related to certain securities in the Company’s investment portfolio in 2009, 2008 and 2007, respectively. Non interest expense includes $5.5 million, $0.9 million and $0.2 million of FDIC deposit insurance premiums in 2009, 2008 and 2007, respectively. The significant increases in the provisions for loan losses, recognized impairment charges and FDIC deposit insurance premiums in 2009 and 2008, compared to their respective prior year periods, are a direct result of the significantly negative effects that the current economic downturn has had on the performance and collateral values of the Company’s loan portfolios, the underlying credit and marketability of certain securities in its investment portfolio, and the overall performance of the financial services industry in general.

Diluted earnings per share were $1.50 in 2009, a decrease of $1.00 or 40.0 percent compared to $2.50 in 2008, which decreased $0.30 or 10.7 percent compared to $2.80 in 2007. These changes are a direct result of the changes in net income in the respective years compared to the prior year period. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December 2009. Returns on average stockholders’ equity and average assets were 8.7 percent and 0.7 percent for 2009, compared to 14.8 percent and 1.3 percent in 2008 and 18.0 percent and 1.5 percent in 2007. Returns on adjusted average stockholders’ equity were 8.8 percent, 14.6 percent and 17.6 percent in 2009, 2008 and 2007, respectively. Adjusted average stockholders’ equity excludes the effects of net unrealized gains, net of tax of $981 and unrealized losses, net of tax, of $2,955, and $4,521 on securities available for sale in 2009, 2008 and 2007, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measures more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Net interest income for 2009 was $114.3 million, an increase of $4.3 million or 3.9 percent compared to $110.0 million in 2008, which increased $5.9 million or 5.7 percent compared to $104.1 million in 2007. The 2009 increase over 2008 was primarily due to $187.3 million growth in the average balance of interest earning assets which was in excess of the $143.4 million growth in the average balance of interest bearing liabilities, partially offset by a reduction in the tax equivalent basis net interest margin to 4.90% in 2009 from 5.14% in 2008. The 2008 increase over 2007 was primarily due to $47.7 million growth in the average balance of interest earning assets which was slightly in excess of the $33.6 million growth in the average balance of interest bearing liabilities and an increase in the tax equivalent basis net interest margin to 5.14% from 4.99%. The 2009 decrease in the tax equivalent basis net interest margin, compared to the prior year, was primarily as a result of a slight reduction in the incremental spread between interest earning assets and interest bearing liabilities, partially offset by a $43.9 million increase in the excess of interest earning assets over interest bearing liabilities. The 2009 increase in the average balance of interest earning assets reflected growth in loans and short-term funds, partially offset by a planned reduction in investments. The 2009 increase in interest bearing liabilities reflected growth in deposits, partially offset by a planned reduction in short-term and other borrowed funds. The 2008 increase in the tax equivalent basis net interest margin, compared to the prior year, resulted primarily from the effects of the growth in loans, the Company’s highest yielding asset, as a percentage of interest earning assets, and the overall positive effect of sharp decreases in short-term interest rates on average net interest earning assets. The 2008 increase in the average balance of interest earning assets reflected strong growth in loans, partially offset by decreases in investments and short-term funds. The 2008 increase in loans were funded by planned reductions in the investment portfolio and short term funds and increases in short term borrowings in the latter half of the year.

The provision for loan losses for 2009 was $24.3 million compared to $11.0 million in 2008 and $1.5 million in 2007. The significant increases in 2009 and 2008, compared to their respective prior year periods resulted partially from required increases in the allowance for loan losses due to loan growth. The majority of the increase, however, is directly related to negative effects on the loan portfolio of conditions resulting from the current crisis in the financial markets. As a result of the severe economic downturn, the Company has experienced significant increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans which began in the second half of 2008 and has continued throughout 2009 and into the first quarter of 2010. These declines, together with the shortage of available residential mortgage financing, have put downward pressure on the overall asset quality of virtually all financial institutions, including the Company. Continuation or worsening of such conditions would have significant adverse effects on asset quality in the future.

Non interest income decreased $8.1 million or 43.5 percent to $10.5 million in 2009 compared to $18.6 million in 2008, which increased $3.8 million or 25.7 percent compared to $14.8 million in 2007. The Company’s non interest income decreased in 2009, compared to the prior year period, primarily as a result of a significant increase in recognized impairment charges on securities available-for-sale and a significant decrease in investment advisory fees of its subsidiary A.R. Schmeidler & Co., Inc., a registered investment advisory firm, partially offset by a decline in deposit activity and other service income. The increase of noninterest income in 2008, compared to the prior year period, was primarily due to increases in investment advisory fees of A.R. Schmeidler & Co., Inc. and also reflected growth in deposit activity and other service fees, increases in scheduled fees and increases in income from bank owned life insurance partially offset by increases in recognized impairment charges on securities available-for-sale. Investment advisory fee income experienced significant declines beginning in the fourth quarter of 2008 and continued to decline during the first half of 2009 as a result of significant declines in both domestic and international equity markets. Although there has been recent improvement in the financial markets, continued improvement and the acquisition of new customers will be necessary for this source of non interest income to return to past levels. The Company recorded pre-tax recognized impairment charges on securities available-for-sale of $5.5 million, $1.5 million and $0.6 million in 2009, 2008 and 2007, respectively. The entire 2009 charge and $1.1 million of the 2008 charge related to the Company’s investments in certain pooled trust preferred securities. These securities are primarily backed by U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. The Company has decided to hold its investments in trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value. The $0.4 million remainder of the 2008 impairment charge and the entire $0.6 million impairment charge in 2007 were related to the Company’s investment in a mutual fund. This investment was sold in April 2008 without additional loss. Other dispositions of securities available for sale resulted in net realized gains of $0.1 million, $0.2 million and $0.1 million in 2009, 2008 and 2007, respectively. The sales were conducted as part of the Company’s ongoing asset/liability management process.

Non interest expenses increased $3.0 million or 4.2 percent to $74.1 million in 2009 compared to $71.1 million in 2008, which increased $6.4 million or 9.9 percent compared to $64.7 million in 2007. Increases in 2009 resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were effectively offset by significant other cost saving measures implemented by the Company during the year, including the elimination of all 2009 incentive compensation and bonuses for the Banks. However, overall 2009 non interest expense increased, compared to the prior year period, primarily due to a significant increase in FDIC deposit premiums. These additional premiums were imposed by the FDIC to replenish shortfalls in the FDIC Insurance Fund which has resulted from the current economic crisis. Additional premium increases and special assessments may continue to be imposed by the FDIC in the future to address potential shortfalls in the overall deposit insurance reserve funds. The 2008 increase, compared to the prior year period, reflect the overall growth of the Company and resulted from higher amounts in employee salaries and benefits, occupancy and equipment expense and other expenses resulting from the Company’s continuing growth and investments in people, technology, products and new and existing branch facilities. The effective tax rate in 2009 decreased to 27.8 percent, compared to 33.6 percent in 2008 and 34.6 percent in 2007. The 2009 decrease, compared to the prior year period, was primarily as a result of tax-exempt income constituting a greater percentage of pretax income due to the significant loan loss provision and recognized impairment charges on securities available for sale. The 2008 decrease, compared to the prior year period, was primarily as a result of decreases in the percentage of the Company’s income subject to New York State income taxes, partially offset by increases in income subject to New York City income taxes, reflecting the Company’s continued growth in the New York City markets.

Average Balances and Interest Rates

The following table sets forth the daily average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates.

	(000’s except percentages)
	Year ended December 31,
	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

ASSETS
Interest earning assets:
Deposits in banks	$35,508	$81	0.23%	$5,362	$152	2.83%	$10,537	$527	5.00%
Federal funds sold	43,910	100	0.23	24,899	827	3.32	58,603	2,938	5.01
Securities:(1)
Taxable	413,781	18,077	4.37	507,943	24,873	4.90	665,761	32,868	4.94
Exempt from federal income taxes	184,772	11,783	6.38	208,730	13,274	6.36	214,093	14,022	6.55
Loans, net(2)	1,739,421	110,662	6.36	1,483,196	105,632	7.12	1,233,360	104,920	8.51

Total interest earning assets	2,417,392	140,703	5.82	2,230,130	144,758	6.49	2,182,354	155,275	7.12

Non interest earning assets:
Cash and due from banks	43,197			49,786			51,887
Other assets	118,118			105,478			85,390

Total non interest earning assets	161,315			155,264			137,277

Total assets	$2,578,707			$2,385,394			$2,319,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$787,347	$9,145	1.16%	$642,784	$10,498	1.63%	$560,325	$15,052	2.69%
Savings	101,846	503	0.49%	95,296	708	0.74	93,223	775	0.83
Time	263,065	3,899	1.48	263,506	6,757	2.56	276,908	10,787	3.90
Checking with interest	250,314	1,048	0.42	149,793	1,072	0.72	153,446	1,545	1.01
Securities sold under repurchase agreements and other short-term borrowings	101,818	536	0.53	161,749	2,187	1.35	167,255	7,809	4.67
Other borrowings	153,799	7,173	4.66	201,687	8,861	4.39	230,014	10,331	4.49

Total interest bearing liabilities	1,658,189	22,304	1.35	1,514,815	30,083	1.99	1,481,171	46,299	3.13

Non interest bearing liabilities:
Demand deposits	675,953			625,630			612,346
Other liabilities	28,049			32,797			30,292

Total non interest bearing liabilities	704,002			658,427			642,638

Stockholders’ equity(1)	216,516			212,152			195,822

Total liabilities and stockholders’ equity(1)	$2,578,707			$2,385,394			$2,319,631

Net interest earnings		$118,399			$114,675			$108,976

Net yield on interest earning assets			4.90%			5.14%			4.99%

(1)	Excludes unrealized gains and losses on securities available for sale.

(2)	Includes loans classified as non-accrual.

(3)	The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent.

(4)	Effects of adjustments to a tax equivalent basis were increases of $4,124, $4,646 and $4,908 for the years ended December 31, 2009, 2008 and 2007, respectively. The effects of non-GAAP presentations described in (1) and (3) above are contained in the following table:

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
Average Balances and Interest Rates
Non-GAAP disclosures

	Year ended December 31,
	2009	2008	2007

Total interest earning assets:
As reported	$2,418,855	$2,225,320	$2,174,862
Unrealized gain (loss) on securities available-for-sale(1)	1,463	(4,810)	(7,492)

Adjusted total interest earning assets	$2,417,392	$2,230,130	$2,182,354

Net interest earnings:
As reported	$114,275	$110,029	$104,068
Adjustment to tax equivalency basis(2)	4,124	4,646	4,908

Adjusted net interest earnings	$118,399	$114,675	$108,976

Net yield on interest earning assets:
As reported	4.72%	4.94%	4.79%
Effects of (1) and (2) above	0.18%	0.20%	0.20%

Adjusted net interest earnings	4.90%	5.14%	4.99%

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2009 and 2008, and the years ended December 31, 2008 and 2007, on a tax equivalent basis.

	(000’s)
	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in banks	$855	$(926)	$(71)	$(259)	$(116)	$(375)
Federal funds sold	631	(1,358)	(727)	(1,690)	(421)	(2,111)
Securities:
Taxable	(4,611)	(2,185)	(6,796)	(7,791)	(204)	(7,995)
Exempt from federal income taxes	(1,524)	33	(1,491)	(351)	(397)	(748)
Loans, net	18,248	(13,218)	5,030	21,253	(20,541)	712

Total interest income	13,599	(17,654)	(4,055)	11,162	(21,679)	(10,517)

Interest expense:
Deposits:
Money market	2,361	(3,714)	(1,353)	2,215	(6,769)	(4,554)
Savings	49	(254)	(205)	17	(84)	(67)
Time	(11)	(2,847)	(2,858)	(522)	(3,508)	(4,030)
Checking with interest	719	(743)	(24)	(37)	(436)	(473)
Securities sold under repurchase agreements and other short-term borrowings	(810)	(841)	(1,651)	(257)	(5,365)	(5,622)
Other borrowings	(2,104)	416	(1,688)	(1,272)	(198)	(1,470)

Total interest expense	204	(7,983)	(7,779)	144	(16,360)	(16,216)

Increase in interest differential	$13,395	$(9,671)	$3,724	$11,018	$(5,319)	$5,699

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The 500 basis point reduction of short-term interest rates from September 2007 through December 2008 resulted in a steeper yield curve by late 2008 which continued throughout 2009. The immediate impact of this change in interest rates was positive for the Company as interest bearing liabilities repriced faster than longer term interest earning assets. This positive impact was somewhat offset by the negative effect of the combination of the declining short-term interest rate environment and the Company’s high level of noninterest sensitive deposits. However, with interest rates at historical low levels, availability of long-term financing at attractive interest rates has been limited, which has resulted in many financial institutions, including the Company, replacing maturing long-term borrowings with short-term debt. During 2009, the Company was able to repay maturing long-term borrowings, all of its brokered certificates of deposit and non-customer related short-term borrowings with liquidity provided primarily by core deposit growth and planned utilization of run-off from our investment securities. While replacing long-term borrowings with lower cost funding may have a positive impact on net interest income in the near term, this condition presents additional challenges in the ongoing management of interest rate risk to the extent that this shorter term funding is utilized to fund longer term assets at fixed rates.

Overall asset quality has continued to be adversely affected by the current state of the economy. During 2009, the Company has experienced significant increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans which began in the second half of 2008. Changes in the levels of nonperforming loans have a direct impact on net interest income. The Company expects some continued downward pressure on net interest income for the near future as a result of these conditions.

The Company has made efforts throughout this period of severe economic uncertainty and fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. During 2009 and 2008, the Company increased the number of loans originated with interest rate floors and, as part of the continuation of a planned reduction of the Company’s investment portfolio, utilized cash flow from maturing investment securities to fund loan growth. These actions were conducted partially in reaction to severely declining interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets. The result of these efforts, together with continued growth in the core businesses of loans and deposits has enabled the Company to grow net interest income in 2009 and 2008 and, given the difficulties being encountered in the current economic crisis, to maximize the effective repositioning of its portfolios from both asset and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, increased $3.7 million or 3.2 percent to $118.4 million in 2009, compared to $114.7 million in 2008, which increased $5.7 million or 5.2 percent from $109.0 million in 2007. The increase in 2009, compared to 2008, primarily resulted from an increase of $43.9 million or 6.1 percent in the excess of adjusted average interest earning assets over interest bearing liabilities to $759.2 million in 2009 from $715.3 million in 2008, partially offset by a decrease in the tax equivalent basis net interest margin to 4.90 percent in 2009 from 5.14 percent in 2008. The increase in 2008, compared to 2007, primarily resulted from an increase of $14.1 million or 2.0 percent in the excess of adjusted average interest earning assets over average interest bearing liabilities to $715.3 million in 2008 from $701.2 million in 2007 and an increase in the tax equivalent basis net interest margin to 5.14 percent in 2008 from 4.99 percent in 2007. For purposes of the financial information included in this section, the Company adjusts average interest earning assets to exclude the effects of unrealized gains and losses on securities available for sale and adjusts net interest income to a tax equivalent basis. Management believes that this alternate presentation more closely reflects actual performance, as it is consistent with the Company’s stated asset/liability management strategies. The effects of these non-GAAP adjustments to tax equivalent basis net interest income and adjusted average assets are included in the table presented in “Average Balances and Interest Rates” section herein.

Interest income is determined by the volume of and related rates earned on interest earning assets. A volume decrease in investments and a lower average yield on interest earning assets, partially offset by volume increases in loans, Federal funds sold and interest earning deposits resulted in slightly lower interest income in 2009, compared to 2008. Volume increases in loans, partially offset by volume decreases in interest earning deposits, investments and Federal funds sold and a lower average yield on interest earning assets resulted in higher interest income in 2008, compared to 2007. Adjusted average interest earning assets in 2009 increased $187.3 million or 8.4 percent to $2,417.4 million from $2,230.1 million in 2008, which increased $47.7 million or 2.2 percent from $2,182.4 million in 2007.

Loans are the largest component of interest earning assets. Net loans increased $95.0 million or 5.7 percent to $1,772.6 million at December 31, 2009 from $1,677.6 million at December 31, 2008, which increased $388.0 million or 30.1 percent from $1,289.6 million at December 31, 2007. Average net loans increased $256.2 million or 17.3 percent to $1,739.4 million in 2009 from $1,483.2 million in 2008, which increased $249.8 million or 20.3 percent from $1,233.4 million in 2007. The increases in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. The average yield on loans was 6.36 percent in 2009, compared to 7.12 percent in 2008 and 8.51 percent in 2007. As a result, interest income on loans increased in 2009 and 2008, compared to their respective prior year periods, due to higher volume, partially offset by lower interest rates.

Total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized losses, decreased $166.3 million or 23.9 percent to $530.5 million at December 31, 2009 from $696.8 million at December 31, 2008, which decreased $98.0 million or 12.3 percent from $794.8 million at December 31, 2007. Average total securities, including FHLB stock and excluding net unrealized losses, decreased $118.1 million or 16.5 percent to $598.6 million in 2009 from $716.7 million in 2008, which decreased $163.2 million or 18.5 percent from $879.9 million in 2007. The decreases in average total securities in 2009 and 2008, compared to their respective prior year periods, resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. During 2009, management utilized cash flow from maturing investments to fund loan growth and to reduce short-term and other borrowings. The decrease in average total securities in 2009 compared to 2008 reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations, obligations of state and political subdivisions, FHLB stock and other securities. The average tax equivalent basis yield on securities was 4.99 percent for 2009 compared to 5.32 percent in 2008. As a result, tax equivalent basis interest income on securities decreased in 2009, compared to 2008, due to lower volume and lower interest rates. During 2008, management utilized cash flow from maturing investments to fund loan growth. The decrease in average total securities in 2008 compared to 2007 reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations, obligations of state and political subdivisions and other securities, partially offset by a volume increase in FHLB stock. The average tax equivalent basis yield on securities was 5.32 percent for 2008 compared to 5.33 percent in 2007. As a result, tax equivalent basis interest income on securities decreased in 2008, compared to 2007, due to lower volume and lower interest rates. Increases and decreases in average FHLB stock results from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $7.8 million or 25.9 percent to $22.3 million in 2009 from $30.1 million in 2008, which decreased $16.2 million or 35.0 percent from $46.3 million in 2007. Average interest bearing liabilities increased $143.4 million or 9.5 percent to $1,658.2 million in 2009 from $1,514.8 million in 2008, which increased $33.6 million or 2.3 percent from $1,481.2 million in 2007.

The increase in average interest bearing liabilities in 2009, compared to 2008, was due to volume increases in interest bearing demand deposits, partially offset by volume decreases in securities sold under repurchase agreements and other short-term borrowings and other borrowings, and a slight volume decrease in time deposits. The increases in average interest bearing demand deposits include approximately $101 million of growth which resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. In addition to above mentioned deposit growth, the Company experienced significant growth in new customers both in existing branches and new branches added during 2008 and 2009.

Overall deposit growth in 2009 was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce long term and short term debt and to fund loan growth. The decreases in average short-term and other borrowings in 2009, compared to 2008, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 1.35 percent in 2009, compared to 1.99 percent in 2008. As a result of these factors, interest expense on average interest bearing liabilities was lower in 2009, compared to the prior year period due to lower interest rates, partially offset by higher volume.

The increase in average interest bearing liabilities in 2008, compared to 2007, was due to volume increases in money market deposits and savings deposits, partially offset by volume decreases in checking with interest, time deposits, short-term borrowings and other borrowed funds. Overall deposits increased from new customers, existing customers and continued growth resulting from the opening of new branches, partially offset by reductions in average balances of certain customers involved in the real estate industry due to the effects of the current severe economic downturn. The average interest rate paid on interest bearing liabilities was 1.99 percent in 2008, compared to 3.13 percent in 2007. As a result of these factors, interest expense was lower in 2008, compared to 2007, due to lower interest rates, partially offset by slightly higher volume.

Average non interest bearing demand deposits increased $50.4 million or 8.1 percent to $676.0 million in 2009 from $625.6 million in 2008, which increased $13.3 million or 2.2 percent from $612.3 million in 2007. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2009 is as follows:

	2009	2008	2007

Average interest rate on:
Total average interest earning assets	5.82%	6.49%	7.12%
Total average interest bearing liabilities	1.35	1.99	3.13
Total interest rate spread	4.47	4.50	3.99

In 2009 and 2008, the interest rate spreads decreased reflecting greater increases in interest rates on interest bearing liabilities compared to interest rates on interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Provision for Loan Losses

The provision for loan losses for 2009 was $24.3 million compared to $11.0 million in 2008 and $1.5 million in 2007. The significant increases in 2009 and 2008, compared to their respective prior year periods resulted partially from required increases in the allowance for loan losses due to loan growth. The majority of the increases, however, are directly related to negative effects on the Company’s loan portfolio of conditions resulting from the ongoing crisis in the financial markets. As a result of the severe economic downturn, which heightened dramatically in the fourth quarter of 2008 and continued throughout 2009, the Company’s loan portfolio has experienced significant increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in loan-to-value ratios which began in the second half of 2008. The severity of the economic downturn in 2009 has extended well beyond the sub-prime lending issue, and has resulted in severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the present shortage of available residential mortgage financing, have put downward pressure on the overall asset quality of virtually all financial institutions, including the Company. Continuation or worsening of such conditions could result in additional significant provisions for loan losses in the future.

Non Interest Income

Non interest income decreased $8.1 million or 43.5 percent to $10.5 million in 2009 compared to $18.6 million in 2008, which increased $3.8 million or 25.7 percent compared to $14.8 million in 2007. The decrease in 2009, compared to the prior year period, was primarily the result of a significant increase in impairment charges related to the Company’s investment in certain pooled trust preferred securities and a sharp decrease in investment advisory fees of the Company’s subsidiary A.R. Schmeidler & Co., Inc. The above mentioned declines in 2009 non interest income are directly related to the current economic crisis, which has had significant negative effects on the financial services industry and the domestic and international equity markets. The increase in 2008, compared to the prior year period, was primarily due to an increase in investment advisory fees of A.R. Schmeidler & Co., Inc. and also reflects growth in deposit activity and other service fees, increases in scheduled fees and increases in income from bank owned life insurance, partially offset by increases in recognized impairment charges on securities available for sale.

Service charges decreased slightly by $0.1 million or 1.7 percent to $5.9 million in 2009 compared to $6.0 million in 2008, which increased $1.3 million or 27.7 percent from $4.7 million in 2007. The 2009 decrease, compared to 2008, resulted primarily from increases in fees related to growth in deposits being offset by declines in activity fees on existing deposits. The 2008 increase, compared to 2007, was primarily due to growth in deposit activity and other service charges and increases in scheduled fees.

Investment advisory fees decreased $3.5 million or 31.3 percent to $7.7 million in 2009 from $11.2 million in 2008, which increased $2.1 million or 23.1 percent to from $9.1 million in 2007. The 2008 increase, compared to 2007, was due to increase in assets under management, resulting from net increase in assets from existing customers, addition of new customers and net increases in asset value. Fee income from this source, however, experienced sharp declines beginning in the fourth quarter of 2008 and continued to decline during the first half of 2009 as a result of the effects of significant declines in both domestic and international equity markets. Although there has been recent improvement in the financial markets, continued improvement and the acquisition of new customers will be necessary for this source of non interest income to return to past levels.

The Company recognized impairment charges on securities available for sale of $5.5 million, $1.5 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007 respectively. The 2009 impairment charges were related to the Company’s investments in pooled trust preferred securities. The 2008 impairment charges, all of which occurred prior to the fourth quarter, included a $1.1 million charge related to a pooled trust preferred security. The remaining $0.4 million charge in 2008 and the entire 2007 charge related to the Company’s investment in a mutual fund which was sold in April 2008 without additional loss. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional significant impairment charges on these securities in the future.

Other income decreased $0.6 million or 20.7 percent to $2.3 million in 2009 from $2.9 million in 2008, which increased $1.3 million or 81.3 percent from $1.6 million in 2007. The decrease in 2009, compared to 2008, resulted primarily from a decrease in miscellaneous service fees, partially offset by increases in income from bank owned life insurance, debit card commissions and rental income. The increase in 2008, compared to 2007, resulted from increases in income on bank owned life insurance, miscellaneous customer fees, rental income, and debit card income.

Non Interest Expense

Non interest expense increased $3.0 million or 4.2 percent to $74.1 million in 2009 from $71.1 million in 2008, which increased $6.4 million or 9.9 percent from $64.7 million in 2007. Both the 2009 and 2008 increases reflect the overall growth of the Company, including the opening of new branch facilities and the upgrading of certain internal processes. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on securities transactions) was 55.2 percent in 2009, compared to 52.8 percent in 2008 and 52.0 percent in 2007.

Salaries and employee benefits, the largest component of non interest expense, decreased $3.2 million or 7.6 percent to $38.7 million in 2009 from $41.9 million in 2008, which was an increase of $4.3 million or 11.4 percent from $37.6 million in 2007. The decrease in 2009 resulted from decreased incentive compensation and the reduction of certain benefits which were partially offset by additional staff requirements which resulted from the opening of new branches. The 2008 increase was due to additional staff requirements resulting from the opening of new branches and increases in personnel necessary for the Company to accommodate the growth in deposits and loans, the expansion of services and products available to customers, increases in the number of customer relationships, and annual merit increases.

	2009	2008	2007
Employees at December 31,
Full Time Employees	463	478	431
Part Time Employees	35	55	40

	(000’s except percentages)
	2009	2008	2007

Salaries and Employee Benefits
Salaries	$30,294	$29,122	$26,210
Payroll Taxes	2,468	2,357	2,146
Medical Plans	2,168	2,356	1,771
Incentive Compensation Plans	780	4,839	4,320
Employee Retirement Plans	2,536	2,661	2,267
Other	442	522	859

Total	$38,688	$41,857	$37,573

Percentage of total non interest expense	52.2%	58.9%	58.1%

Occupancy expense increased $0.8 million or 10.7 percent to $8.3 million in 2009 from $7.5 million in 2008 which increased $1.1 million or 17.2 percent from $6.4 million in 2007. The increases in both 2009 and 2008 reflect increased costs related to the opening of new branch offices and also included rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services increased $0.1 million or 2.3 percent to $4.4 million in 2009 from $4.3 million in 2008, which was a $0.4 million or 8.5 percent decrease from $4.7 million for 2007. The slight increase in 2009 was related to a core processing study. The decrease in 2008 was due to an amendment of the director’s pension plan of $0.7 million partially offset by increased legal fees, regulatory examination costs and audits costs.

Equipment expense increased $0.2 million or 4.8 percent to $4.4 million in 2009 from $4.2 million in 2008, which was an increase of $0.9 million or 27.3 percent from $3.3 million in 2007. The 2009 increase reflects increased maintenance expense for the Company’s equipment and officers due to higher costs and the addition of new branch offices. The 2008 increases reflect a full year of expenses related to the implementation of a new telephone system and increased equipment maintenance costs due to higher costs and additional branch facilities.

Business development expense decreased $0.1 million or 4.8 percent to $2.0 million in 2009 from $2.1 million in 2008, which was a $0.2 million or 8.7 percent increase from $2.3 million in 2007. The 2009 and 2008 decreases were due to a decreased participation in public relations events and a reduction in annual report expenses.

The assessment of the Federal Deposit Insurance Corporation (“FDIC”) was $5.5 million for 2009, $0.9 million in 2008 and $0.2 million for 2007. The 2009 increase was due to additional premiums that were imposed by the FDIC to replenish shortfalls in the FDIC Insurance Fund which resulted from the current economic crisis. The 2008 increase was due to an increase in the assessment rates on deposits.

Other operating expenses, as reflected in the following table increased 5.6 percent in 2009 and increased 1.3 percent in 2008.

	2009	2008	2007
	(000’s except percentages)

Other Operating Expenses
Other insurance	$100	$163	$65
Stationery and printing	1,160	1,619	1,446
Communications expense	779	890	1,411
Courier expense	774	941	1,050
Other loan expense	1,961	685	453
Outside services	3,810	3,123	2,441
Dues, meetings and seminars	289	463	560
Other	1,984	2,394	2,723

Total	$10,857	$10,278	$10,149

Percentages of total non interest expense	14.6%	14.5%	15.7%

The 2009 increases reflect higher loan expenses, including increased expenses related to properties held as other real estate owned and increased collection costs and higher outside service fees. The 2009 decreases reflect lower stationary and printing costs, lower communications expense, lower insurance costs, lower courier costs due to greater efficiencies gained due to a change in service providers and decreased participation in meetings and seminars.

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

Income Taxes

Income taxes of $7.3 million, $15.6 million and $18.3 million were recorded in 2009, 2008, and 2007, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was 27.8 percent in 2009, 33.6 percent in 2007 and 34.6 percent in 2008. The decrease in the overall effective tax rate in 2009, compared to the prior period, resulted primary from tax-exempt income representing a larger percentage of pre-tax income in 2009. The slight decrease in the overall effective tax rate for 2008, compared to the prior year period, resulted primarily from a decrease in the percentage of income subject to New York State income taxes.

In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for years after 2005. The Company is currently undergoing an audit by New York State for years 2005 through 2007. This audit has not yet been completed, however, no significant issues have as yet been raised. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2009 and 2008

Cash and Due from Banks

Cash and due from banks was $167.0 million at December 31, 2009, an increase of $121.6 million or 267.6 percent from $45.4 million at December 31, 2008. In the fourth quarter of 2008, the Federal Reserve Bank began paying interest on both required reserve balances and excess reserve balances. Included in cash and due from banks are interest earning deposits of $127.7 million at December 31, 2009 and $5.9 million at December 31, 2008. The increase in 2009 was primarily due to net proceeds of $93.3 million from our public offering that was completed in the fourth quarter of 2009. These funds have not been fully deployed into the Company’s operations.

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

The securities portfolio consists of various debt and equity securities totaling $522.3 million, $671.4 million and $780.3 million and FHLB stock totaling $8.5 million, $20.5 million and $11.7 million at December 31, 2009, 2008, and 2007, respectively.

Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. The available for sale portfolio totaled $500.6 million, $642.4 million and $746.5 million at December 31, 2009, 2008 and 2007 respectively. The held to maturity portfolio totaled $21.7 million, $29.0 million and $33.8 million at December 31, 2009, 2008 and 2007, respectively.

Average aggregate securities and FHLB stock represented 24.8 percent, 32.1 percent and 40.3 percent of average interest earning assets in 2009, 2008 and 2007, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company’s ability to take advantage of leveraging opportunities.

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

2009 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$4,995	$33	$20	$5,008
Mortgage-backed securities	312,996	5,600	2,208	316,388
Obligations of states and political subdivisions	158,465	5,897	91	164,271
Other debt securities	14,712	14	9,904	4,822

Total debt securities	491,168	11,544	12,223	490,489
Mutual funds and other equity securities	9,172	1,109	135	10,146

Total	$500,340	$12,653	$12,358	$500,635

Classified as Held to Maturity

Mortgage-backed securities	$16,515	$733	$1	$17,247
Obligations of states and political subdivisions	5,135	346	—	5,481

Total	$21,650	$1,079	$1	$22,728

2008 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$45,206	$288	$79	$45,415
Mortgage-backed securities	371,963	3,487	1,313	374,137
Obligations of states and political subdivisions	200,858	2,341	1,710	201,489
Other debt securities	20,082	227	8,665	11,644

Total debt securities	638,109	6,343	11,767	632,685
Mutual funds and other equity securities	9,170	613	105	9,678

Total	$647,279	$6,956	$11,872	$642,363

Classified as Held to Maturity

Mortgage-backed securities	$23,859	$525	$78	$24,306
Obligations of states and political subdivisions	5,133	108	1	5,240

Total	$28,992	$633	$79	$29,546

2007 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$107,083	$90	$384	$106,789
Mortgage-backed securities	384,711	628	6,464	378,875
Obligations of states and political subdivisions	204,184	3,555	191	207,548
Other debt securities	22,231	39	791	21,479

Total debt securities	718,209	4,312	7,830	714,691
Mutual funds and other equity securities	31,145	682	25	31,802

Total	$749,354	$4,994	$7,855	$746,493

Classified as Held to Maturity
Mortgage-backed securities	$28,626	$41	$178	$28,489
Obligations of states and political subdivisions	5,132	148	—	5,280

Total	$33,758	$189	$178	$33,769

The following table presents the amortized cost of securities at December 31, 2009, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year		After 1 Year but Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasuries and government agencies	$2,002	4.61%	$2,994	0.74%	—	—	—	—	$4,996	2.29%
Mortgage-backed securities	126,481	4.30%	167,464	4.23%	$32,009	4.77%	$3,557	4.74%	329,511	4.32%
Obligations of states and political subdivisions	45,696	6.49%	91,555	6.22%	22,544	5.82%	4,179	6.88%	163,974	6.26%
Other debt securities	13,825	2.20%	8	7.64%	504	7.64%	—	—	14,337	2.40%

Total	$188,004	4.68%	$262,021	4.89%	$55,057	5.23%	$7,736	5.90%	$512,818	4.86%

Estimated fair value	$182,026		$267,345		$55,918		$7,928		$513,217

Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, Fannie Mae, and Freddie Mac. The total balances held of such securities classified as available for sale decreased $40.4 million to $5.0 million as of December 31, 2009, from $45.4 million as of December 31, 2008, which decreased $61.4 million from $106.8 million at December 31, 2007. The 2009 decrease resulted from maturities and calls of $246.1 million partially and other decreases of $0.2 million, offset by purchases of $205.9 million. The 2008 decrease resulted from maturities and calls of $136.6 million and sales of $42.1 million partially offset by purchases of $116.7 million and other increases of $0.6 million.

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

Mortgage-backed securities, including CMO’s, classified as available for sale decreased $57.7 million to $316.4 million as of December 31, 2009 from $374.1 million as of December 31, 2008 which decreased $4.8 million from $378.9 million at December 31, 2007. The 2009 decrease was due to principal paydowns of $157.9 million, sales of $6.8 million, partially offset by purchases of $106.2 million and other increases of $0.8 million. The 2008 decrease was due to principal paydowns of $85.0 million and sales of $1.6 million which were partially offset by purchases of $74.0 million and other increases $7.8 million. The sales were conducted as a result of management’s efforts to reposition the portfolio during the periods of changing economic conditions and interest rates.

Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $16.5 million at December 31, 2009 which was a decrease of $7.4 million from $23.9 million as of December 31, 2008, which was a decrease of $4.7 million from $28.6 million as of December 31, 2007. The decrease in 2009 was due to principal paydowns of $7.3 million and other changes of $0.1 million. The decrease in 2008 was due to principal paydowns of $4.8 million partially offset by other changes of $0.1 million. There were no adjustable rate mortgage-backed securities classified as held to maturity at December 31, 2009, 2008 and 2007.

At December 31, 2009 and 2008, fixed rated mortgage-backed securities, including CMO’s, classified as available for sale totaled $304.4 million and $359.8 million, respectively. During 2009, principal paydowns of $155.7 million and sales of $1.3 million were partially offset by purchases of $101.2 million and other increases of $0.4 million. During 2008, purchases of $74.0 million and other increases of $7.6 million were partially offset by principal paydowns of $76.1 million and sales of $1.6 million. At December 31, 2008 and 2007, variable rate mortgaged backed securities classified as available for sale totaled $12.0 million and $14.3 million, respectively. In 2009, sales of $5.5 million and principal paydowns of $2.2 million were partially offset by purchases of $5.0 million and other changes of $0.4 million . In 2008, principal paydowns of adjustable rate mortgage-backed securities were $9.0 million. There were no purchases of adjustable rate mortgage-backed securities classified as available for sale during 2008.

Obligations of states and political subdivisions classified as available for sale decreased $37.2 million to $164.3 million at December 31, 2009, from $201.5 million at December 31, 2008, which decreased $6.0 million from $207.5 million at December 31, 2007. The 2009 decrease resulted from maturities and calls of $53.5 million and sales of $2.0 million which was partially offset by purchases of $13.1 million and other increases of $5.2 million. The 2008 decrease resulted from maturities and calls of $51.3 million and other changes of $2.8 million partially offset by purchases of $48.1 million. Obligations of states and political subdivisions classified as held to maturity totaled $5.1 million at December 31, 2009, 2008 and 2007. The obligations at year end 2009 were comprised of approximately 72 percent for New York State political subdivisions and 28 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

Other debt securities classified as available for sale decreased $6.8 million to $4.8 million at December 31, 2009 from $11.6 million at December 31, 2008, which decreased $9.9 million from $21.5 million at December 31, 2007. The 2009 decrease was due to other changes of $7.0 million partially offset by payments in kind of $0.2 million. Included in other changes was a $5.5 million pretax impairment charge related to the Company’s investment in a pooled trust preferred securities and an additional $1.5 million of unrealized losses on pooled trust preferred securities. The 2008 decrease was due to other changes of $8.8 million and calls and maturities of $1.1 million. Included in other changes was a $1.1 million pretax loss for other than temporary impairment related to the Company’s investment in a pooled trust preferred security, $8.4 million of unrealized losses on the remainder of the pooled trust preferred securities and $0.4 million of unrealized losses on other debt securities. These pooled trust preferred securities, which had a cost basis of $13.8 million and $19.1 million as of December 31, 2009 and 2008, respectively, have suffered severe declines in estimated fair value as a result of both illiquidity in the marketplace and severe declines in the credit ratings of a number of issuing banks underlying these securities. The Company has recognized $5.5 million impairment charges over the past twelve months, related to its investments in pooled trust preferred securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities.

Mutual funds and other equities classified as available for sale totaled $10.1 million at December 31, 2009, which increased $0.4 million from $9.7 million at December 31, 2008, which was a decrease of $22.1 million from $31.8 million at December 31, 2007. The 2008 increase was due to other increases of $0.4 million. The 2008 decrease was due to sales of $21.8 million and other decreases of $0.6 million partially offset by purchases of $0.3 million. Other decreases include a $0.5 million pretax loss for other than temporary impairment related to the Company’s investment in a mutual fund. The investment was sold in April 2008 due to its inability to meet the Company’s performance expectations. There were no mutual funds or other equities classified as held to maturity during 2009, 2008 or 2007.

The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the underlying credit. These non-rated securities outstanding at December 31, 2009 totaled approximately $14.4 million comprised primarily of obligations of municipalities located within the Company’s market area. The Banks, as members of the FHLB, invest in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Banks must purchase additional shares of FHLB stock to obtain increases in such borrowings.

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

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2009.

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

Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. The majority of these loans are made with variable rates of interest, although some fixed rate financing is provided. The loan amount is generally limited to 55% to 70% of completed value, depending on the type of property. Most non-residential construction loans require pre-approved permanent financing or pre-leasing by the company or another bank providing the permanent financing. The Company funds construction of single family homes and commercial real estate, when no contract of sale exists, based upon the experience of the builder, the financial strength of the owner, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions.

Residential real estate loans are offered by the Company with terms of up to 30 years and loan to value ratios of up to 70%. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

The Company offers a variety of home equity line of credit products. These products include credit lines on primary residences, vacation homes and 1-4 unit residential investment properties. A low cost option is available to qualified borrowers who intend to actively utilize the lines. Depending on the product, loan amounts of $50,000 to $2,000,000 are available for terms ranging from 5 years to 25 years with various repayment terms. Required combined maximum loan to value ratios range from 60% to 70%, and the lines generally have interest rates ranging from the prime rate minus 1% (Prime Rate as published in the Wall Street Journal) to Prime Plus 1.5%, subject to certain interest rate floors.

The Company does not originate loans similar to payment option loans or loans that allow for negative interest amortization. The Company does not engage in sub-prime lending nor does it offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers.

Commercial and Industrial Loans:  The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also offered on an unsecured basis. These loans generally have variable rates of interest. Commercial loans, for the purpose of purchasing equipment and/or inventory, are usually written for terms of 1 to 5 years with, exceptionally, longer terms. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. The Company generally requires a debt service coverage ratio of at least 125%. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

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

Average net loans increased $256.2 million or 17.3 percent to $1,739.4 million in 2009 from $1,483.2 million in 2008, which increased $249.8 million or 20.3 percent from $1,233.4 million in 2007. Gross loans increased $111.1 million or 6.5 percent to $1,816.4 million at December 31, 2009 from $1,705.3 million at December 31, 2008, which increased $394.7 million or 30.1 percent from $1,310.6 million at December 31, 2007. The changes in gross loans resulted primarily from:

•	Increases of $140.7 million and $287.9 million in 2009 and 2008, respectively, in commercial real estate mortgages. The increases were due to increased activity in commercial mortgages,

•	Increases of $0.9 million and $43.0 million in 2009 and 2008, respectively, in construction loans. The increase in 2009 resulted from a slightly higher volume of originations. The increases in 2008 resulted from a higher volume of originations.

•	Increases in residential real estate mortgages of $45.1 million and $84.9 million in 2009 and 2008, respectively, primarily as a result of increased activity principally in multi-family loans,

•	Decreases of $83.2 million and $18.9 million in 2009 and 2008, respectively, in commercial and industrial loans. The decreases were primarily the result of the Company’s greater emphasis on the origination of real estate secured loans, together with an increase in charge-offs.

•	Increase of $5.5 million in 2009 and a decrease of $8.2 million in 2007 in loans to individuals, and

•	Increases of $2.3 million and $6.0 million in 2009 and 2008, respectively, in lease financings.

Major classifications of loans, including loans held for sale, at December 31 are as follows:

	(000’s)
	2009	2008	2007	2006	2005

Real Estate:
Commercial	$783,597	$642,923	$355,044	$290,185	$220,384
Construction	255,660	254,837	211,837	252,941	178,731
Residential	454,532	409,431	324,488	289,553	276,384
Commercial and industrial	274,860	358,076	377,042	355,214	316,907
Individuals	26,970	21,536	29,686	28,777	25,632
Lease financing	20,810	18,461	12,463	8,766	8,348

Total	1,816,429	1,705,264	1,310,560	1,225,436	1,026,386
Deferred loan fees	(5,139)	(5,116)	(3,552)	(3,409)	(3,042)
Allowance for loan losses	(38,645)	(22,537)	(17,367)	(16,784)	(13,525)

Loans, net	$1,772,645	$1,677,611	$1,289,641	$1,205,243	$1,009,819

The Company’s primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial and multi-family residential real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which will enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the Prime Rate as published in the Wall Street Journal. At December 31, 2009, the Company had total gross loans with fixed rates of interest of $1,134.1 million, or 62.4 percent of total loans, and total gross loans with variable or floating rates of interest of $682.3 million, or 37.6 percent of total loans, as compared to $907.8 million or 53.2 percent of total loans in fixed rate loans and $797.4 million or 46.8 percent of total loans in variable or floating rate loans at December 31, 2008.

At December 31, 2009 and 2008, the Company had approximately $274.8 million and $361.3 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

The following table presents the maturities of loans outstanding at December 31, 2009 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

	(000’s except percentages)
		After 1
	Within	Year but	After
	1	Within	5
	Year	5 Years	Years	Total	Percent

Loans:
Real Estate — commercial	$140,855	$389,872	$252,870	$783,597	59.6%
Real Estate — construction	206,120	49,540	—	255,660	19.5
Commercial & industrial	97,866	78,413	98,581	274,860	20.9

Total	$444,841	$517,825	$351,451	$1,314,117	100.0%

Rate sensitivity:
Fixed or predetermined interest rates	$120,910	$459,801	$322,420	$903,131	68.7%
Floating or adjustable interest rates	323,931	58,024	29,031	410,986	31.3

Total	$444,841	$517,825	$351,451	$1,314,117	100.0%

Percent	33.9%	39.4%	26.7%	100.0%

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

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, restructured loans, Other Real Estate Owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the year ended December 31:

	(000’s except percentages)
	December 31,
	2009	2008	2007	2006	2005

Non-Accrual loans at period end	$50,590	$11,284	$10,719	$5,572	$3,837
Loans past due 90 days or more and still accruing	6,941	7,019	3,953	3,879	3,522
Other Real Estate Owned	9,211	5,467	—	—	—
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	3,032	875	933	474	283

There was no interest income on non-accrual loans included in net income for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table is a summary of nonperforming assets as of December 31:

	(000’s except percentages)
	December 31,
	2009	2008	2007	2006	2005

Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	$6,210	$897	$1,865	—	—
Construction	—	5,797		$894	$3,190
Residential	401	325	767		167

Total Real Estate	6,611	7,019	2,632	894	3,357
Commercial & Industrial	273	—	1,237	2,934	145
Lease Financing and Individuals	57	—	84	51	20

Total Loans Past Due 90 Days or More and Still Accruing	6,941	7,019	3,953	3,879	3,522

Non-Accrual Loans:
Real Estate:
Commercial	20,957	2,241	143	658	496
Construction	10,057	2,824	4,646	1,799	1,599
Residential	15,621	4,618	340	761	845

Total Real Estate	46,635	9,683	5,129	3,218	2,940
Commercial & Industrial	3,821	1,601	5,590	2,346	894
Lease Financing and Individuals	134	—	—	8	—

Total Non-Accrual Loans	50,590	11,284	10,719	5,572	3,834

Other Real Estate Owned	9,211	5,467	—	—	—

Total Nonperforming Assets	$66,742	$23,770	$14,672	$9,451	$7,356

Nonperforming assets to total assets at year end	2.50%	0.94%	0.63%	0.41%	0.36%

Non-accrual commercial real estate loans increased $18.8 million to $21.0 million at December 31, 2009 from $2.2 million at December 31, 2008 which was an increase of $2.2 million from $0.1 million at December 31, 2007. The 2009 increase resulted from the addition of seventeen loans totaling $30.3 million which was partially offset by the transfer of one loan totaling $6.0 million to other real estate owned, the charge-off of two loans totaling $2.8 million and principal payments of $2.7 million. The 2008 increase resulted from the addition of four loans totaling $2.2 million which was partially offset by charge-offs and principal payments of $0.1 million. The 2007 decrease resulted from principal payments of $0.6 million.

Non-accrual construction loans increased $7.3 million to $10.1 million at December 31, 2009 from $2.8 million at December 31, 2008, which was a decrease of $1.8 million from $4.6 million at December 1, 2007. The 2009 increase resulted from the addition of sixteen loans totaling $14.7 million which was partially offset by the return of 3 loans totaling $3.9 million to accruing status, the transfer of two loans totaling $2.4 million to other real estate owned and the charge-off of four loans totaling $1.1 million. The 2008 decrease resulted from a $1.9 million transfer of a loan to other real estate owned, a $1.2 million loan which returned to accrual status, charge-offs of $0.8 million and principal payments of $0.1 million partially offset by the addition of two loans totaling $2.1 million.

Non-accrual residential real estate loans increased $11.0 million to $15.6 million at December 31, 2009 from $4.6 million at December 31, 2008 which was an increase of $4.3 million from $0.3 million at December 31, 2007. The 2009 increase resulted from the addition of seventeen loans totaling $16.1 million, which was offset by principal payments of $2.4 million, the return of 3 loans totaling $1.5 million to accruing status and the charge-off of five loans totaling $1.2 million. The 2008 increase resulted from the addition of ten loans totaling $6.9 million which were partially offset by principal payments of $2.3 million and charge-offs of $0.3 million.

Non-accrual commercial and industrial loans increased $2.2 million to $3.8 million at December 31, 2009 from $1.6 million at December 31, 2008 which was a decrease of $4.0 million from $5.6 million at December 31,

2007. The 2009 increase resulted from the transfer of thirty eight loans totaling $6.8 million which was offset by the charge off of thirty four loans totaling $4.4 million and principal payments of $0.1 million. The 2008 decrease resulted from charge-offs of $4.9 million, the transfer of two loans totaling $3.6 million to other real estate owned, and payments of $1.5 million which were partially offset by the addition of thirty one loans totaling $6.0 million.

In 2009, Non-accrual loans to individuals were $0.1 million. This resulted from the addition of eighteen loans totaling $176,000 which were offset by the charge-off of sixteen loans totaling $42,000. In 2008, $0.1 million of nonperforming loans and overdrafts to individuals were charged-off.

Loans past due 90 days or more and still accruing were $6.9 million, $7.0 million and $4.0 million at December 31, 2009, 2008 and 2007, respectively. In addition, we had $32.0 million $17.1 million and $3.4 million of accruing loans that were 30-89 days delinquent at December 31, 2009, 2008 and 2007, respectively.

Other real estate owned increased $3.7 million to $9.2 million at December 31, 2009 from $5.5 million in 2008. The 2009 increase was due to the addition of three properties totaling $8.4 million which was offset by the sale of two properties totaling $1.3 million. In 2008, other real estate owned increased $5.5 million. The increase resulted from foreclosure proceedings on one property related to a nonperforming construction loan and two properties related to nonperforming commercial and industrial loans.

The increases in nonperforming assets for both 2009 and 2008, compared to their respective prior year periods, has primarily resulted from the effects of the current severe economic downturn. During 2009, the Company experienced severe increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayment and declines in loan-to-value ratios on existing loans which began in the second half of 2008. The severity of the economic downturn during 2009 extended well beyond the sub-prime lending issue, and has resulted in severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the present shortage of available mortgage financing, have put downward pressure on overall asset quality of virtually all financial institutions, including the Company’s. Continuation or worsening of such conditions would have additional significant adverse effects on asset quality in the future.

At December 31, 2009, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $39.3 million to $50.6 million at December 31, 2009 from $11.3 million at December 31, 2008, which increased $0.6 million from $10.7 million at December 31, 2007. Net income is adversely impacted by the level of non-accrual loans and other nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

At December 31, 2009, loans that aggregated approximately $46.6 million, which are not on non-accrual status, were potential problem loans that may result in their being placed on non-accrual status in the future. There was one restructured loan for $0.6 million which was considered a troubled debt restructuring at December 31, 2009. That loan is on nonaccrual status. There were no restructured loans considered to be impaired at December 31, 2008 and 2007.

In accordance with the “Receivables” Topic of the FASB Accounting Standards Codification, which establishes the accounting treatment of impaired loans, loans totaling $50.6 million, $11.3 million and $11.7 million at December 31, 2009, 2008 and 2007, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At December 31, 2009, the total allowance for loan loss allocated to impaired loans and other identified loan problems was $3.6 million. At December 31, 2008 there was no allowance for loan losses specifically allocated to impaired and other identified problem loans. The total allowance for loan loss specifically allocated to impaired and other identified problems loans was $1.8 million at December 31, 2007. The average recorded investment in impaired loans for the years ended December 31, 2009, 2008 and 2007 was approximately $35.0 million, $12.3 million and $9.1 million, respectively.

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

The formula component is calculated by first applying historical loss experience factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to these conditions is quantified by loan type and reflected in the formula component. The evaluations of the incurred loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change		Change
	December 31,	During	December 31,	During	December 31,
	2009	2009	2008	2008	2007

Components
Specific:
Real Estate:
Commercial	—		—	—	—
Construction	$125	$125	—	$(500)	$500
Residential	2,478	2,478	—	(950)	950
Commercial and Industrial	496	496	—	(207)	207
Lease Financing and individuals	475	475	—	(120)	120

Total Specific component	$3,574	3,574	—	(1,777)	$1,777

Formula:
Real Estate:
Commercial	$15,273	$7,053	$8,220	$3,993	$4,227
Construction	5,677	2,007	3,670	509	3,161
Residential	7,228	3,034	4,194	1,226	2,968
Commercial and Industrial	6,830	558	6,272	1,227	5,045
Lease Financing and individuals	63	(118)	181	(8)	189

Total Formula component	$35,071	12,534	$22,537	$6,947	$15,590

Total Allowance	$38,645		$22,537		$17,367

Net Change		16,108		5,170
Net Charge-offs		(8,198)		(5,855)

Provision for loan losses		$24,306		$11,025

	Change		Change		Change
	During	December 31,	During	December 31,	During	December 31,
	2007	2006	2006	2005	2005	2004

Components
Specific:
Real Estate:
Commercial	—	—	—	—	$(590)	$590
Construction	$500	—	—	—	—	—
Residential	150	$800	$—	$800	800	—
Commercial and Industrial	(471)	678	525	153	153	—
Lease Financing and individuals	(197)	317	(30)	347	(678)	1,025

Total Specific component	(18)	$1,795	495	$1,300	(315)	$1,615

Formula:
Real Estate:
Commercial	$550	$3,677	$678	$2,999	$500	$2,499
Construction	(811)	3,972	732	3,240	540	2,699
Residential	316	2,652	489	2,163	361	1,802
Commercial and Industrial	394	4,651	858	3,793	633	3,161
Lease Financing and individuals	152	37	7	30	5	25

Total Formula component	601	$14,989	2,764	$12,225	2,039	$10,186

Total Allowance		$16,784		$13,525		$11,801

Net Change	583		3,259		1,724
Amount Acquired	(887)		1,529		—

Net Charge-offs	$1,470		(400)		(335)

Provision for loan losses			$2,130		$2,059

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company generally records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. At December 31, 2009, the Company had $3.6 million of specific reserves allocated to four impaired loans. There were no specific reserves assigned to impaired loans as of December 31, 2008. The Company’s analyses as of December 31, 2009 and 2008 indicated that impaired loans were principally real estate collateral dependent or guaranteed under U.S. government programs and that, with the exception of four loans for which specific reserves were assigned at December 31, 2009, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of incurred losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the formula component of the allowance for loan losses each year:

2009

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. During 2009, these factors generally continued to worsen, particularly in the second quarter. Although there may be indications that the economic downturn has bottomed out, we believe any economic recovery will be a slow process. In addition, during the fourth quarter of 2008 and continuing through 2009, housing prices have significantly declined and the availability of mortgage financing continues to be limited. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Concentration — The primary collateral for the Company’s loans is real estate, particularly commercial real estate. The current economic downturn has had a severely negative effect on activity and values throughout the real estate industry, which has heightened risk associated with this concentration. Therefore, consideration of the changes in levels of risk associated with concentrations resulting from adverse conditions in the marketplace is part of the determination of the formula component of the allowance.

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are considered in the determination of the formula component of the allowance. During the year ended December 31, 2009, the market for new construction has continued to slow significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the year ended December 31, 2009, nonperforming assets and delinquencies increased substantially. We believe the overall increase in nonperforming assets in 2009 is due to lagging effects of the economic downturn within the economy and our local market area.

•	Loan Participations — We purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships is considered in the determination of the formula component of the allowance for loan losses

2008

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. During the year ended December 31, 2008, these factors have generally worsened. Further deterioration in the economy in general and business conditions in the Company’s primary market area continue. During the fourth quarter, housing prices have significantly declined and the availability of mortgage financing is limited. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are considered in the determination of the formula component of the allowance. During the year ended December 31, 2008, the market for new construction has slowed significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the year ended December 31, 2008, nonperforming assets increased. We believe this increase is due to current trends within the economy and our local market area.

•	Loan Participations — We will purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships is considered in the determination of the formula component of the allowance for loan losses.

2007

•	Economic and business conditions — Indications of increased inflation, such as the pronounced rise in energy costs, increases in the cost of raw materials used in construction and significant increases in real estate taxes within the Company’s market area, together with the general slowdown in real estate activity and the recent crisis in the sub-prime mortgage market have had negative effects on the demand for and value of real estate, the primary collateral for the Company’s loans, and the ability of borrowers to repay their loans. Consideration of such events that trigger economic uncertainty or possible slowing economic conditions are part of the determination of the formula component of the allowance.

•	Concentration — Construction loans totaled $211.8 million or 16.4 percent of net loans at December 31, 2007. These loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. During the year ended December 31, 2007, the number of completed properties and their time on the market has increased and there has been further downward pressure on prices. Further exacerbating the ability to sell newly constructed homes and condominiums is the tightening of credit in the secondary markets for residential borrowers, particularly sub-prime borrowers and, recently, jumbo loan borrowers. Therefore, the borrowers’ ability to pay and collateral values may be negatively impacted. Such concentration and the associated increase in various risk factors is reflected in the formula component of the allowance. Therefore, consideration of concentrations is a part of the determination of the formula component of the allowance.

•	Credit quality — The dollar amount of nonperforming loans increased to $10.7 million or 0.82 percent of total loans at December 31, 2007, compared to $5.6 million or 0.45 percent of total loans at December 31, 2006. Although the Company’s regular periodic loan review process noted continued strength in overall credit quality, the continuation of recent trends of rising construction, energy and interest costs, as well as real estate taxes, an increase in the inventory of new residential construction and its time on the market and recent indications of a decline in real estate values in the Company’s primary market area may negatively impact the borrowers’ ability to pay and collateral values. Certain loans were downgraded due to potential deterioration of collateral values, the borrowers’ cash flows or other specific factors that negatively impacted the borrowers’ ability to meet their loan obligations. Certain of these loans are also considered in connection with the analysis of impaired loans performed to determine the specific component of the allowance. However, due to the uncertainty of that determination, such loans are also considered in the process of determining the formula component of the allowance.

•	Loan Participations — The Company expanded the number of banks from which we will purchase loan participations, particularly outside our primary market area. While we review each loan, we greatly rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships are not reflected in the formula component of the allowance for loan losses.

A summary of the allowance for loan losses for each of the prior five years ended December 31, is as follows:

	(000’s except percentages)
	2009	2008	2007	2006	2005

Net loans outstanding at end of year	$1,772,645	$1,677,611	$1,289,641	$1,205,243	$1,009,819

Average net loans outstanding during the year	1,739,421	1,483,196	1,233,360	1,131,300	928,866

Allowance for loan losses:
Balance, beginning of year	$22,537	$17,367	$16,784	$13,525	$11,801
Amount acquired	—	—	—	1,529	—
Provision charged to expense	24,306	11,025	1,470	2,130	2,059

	46,843	28,392	18,254	17,184	13,860
Charge-offs and recoveries during the year:
Charge offs:
Real estate:
Commercial	(2,790)	(78)	—	—	—
Construction	(1,090)	(775)	(237)	—	—
Residential	(1,173)	(1,270)	(16)	(153)	—
Commercial and industrial	(4,404)	(3,422)	(649)	(216)	(318)
Lease financing and individuals	(42)	(632)	(139)	(76)	(53)
Recoveries:
Real estate:
Commercial	—	—	—	—	4
Construction	1	—	—	—	—
Residential	14	180	20	—	—
Commercial and industrial	1,259	65	97	22	26
Lease financing and individuals	27	77	37	23	6

Net charge-offs during the year	(8,198)	(5,855)	(887)	(400)	(335)

Balance, end of year	$38,645	$22,537	$17,367	$16,784	$13,525

Ratio of net charge-offs to average net loans outstanding during the year	0.47%	0.39%	0.07%	0.04%	0.04%
Ratio of allowance for loan losses to gross loans outstanding at end of the year	2.13%	1.33%	1.33%	1.39%	1.32%

In determining the allowance for loan losses, in addition to historical loss experience and the other relevant factors disclosed above, management considers changes in net charge-offs during the year.

The $5.9 million of net charge-offs in 2008 included a loss of $950,000 due to operational errors not related to the performance of the borrower or any reduction in collateral value (and had a $950,000 specific reserve allocation within the allowance for loan losses at December 31, 2007) and a loss of approximately $600,000 resulting from loans acquired with the Company’s acquisition of NYNB which were not originated under the same underwriting standards as generally required by the Company. We believe that there are no remaining loans from the acquisition of NYNB with significant underwriting deficiencies. The Company considered these charge-offs as occurrences not representative of asset quality trends within the loan portfolio.

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2009			2008
			Percentage			Percentage
			of Loans			of Loans
	Amount		in each	Amount		in each
	of Loan	Loan	Category	of Loan	Loan	Category
	Loss	Amounts	by Total	Loss	Amount	by Total
	Allowance	Category	Loans	Allowance	Category	Loans

Real Estate:
Commercial	$15,273	$783,597	43.14%	$8,220	$642,923	37.70%
Construction	5,802	255,660	14.07%	3,670	254,837	14.94
Residential	9,706	454,532	25.02%	4,194	409,431	24.01
Commercial and Industrial	7,326	274,860	15.13%	6,272	358,076	21.00
Lease Financing and individuals	538	47,780	2.64%	181	39,997	2.35

Total	$38,645	$1,816,429	100.00%	$22,537	$1,705,264	100.00%

	2007			2006
			Percentage			Percentage
			of Loans			of Loans
	Amount		in each	Amount		in each
	of Loan	Loan	Category	of Loan	Loan	Category
	Loss	Amounts	by Total	Loss	Amounts	by Total
	Allowance	by Category	Loans	Allowance	by Category	Loans

Real Estate:
Commercial	$4,227	$355,044	27.09%	$3,677	$290,185	23.68%
Construction	3,661	211,837	16.16%	3,972	252,941	20.64%
Residential	3,918	324,488	24.76%	3,452	289,553	23.63%
Commercial and Industrial	5,252	377,042	28.77%	5,329	355,214	28.99%
Lease Financing and individuals	309	42,149	3.22%	354	37,543	3.06%

Total	$17,367	$1,310,560	100.00%	$16,784	$1,225,436	100.00%

	2005
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amounts	by Total
	Allowance	by Category	Loans

Real Estate:
Commercial	$2,999	$220,384	21.47%
Construction	3,240	178,731	17.41%
Residential	2,963	276,384	26.93%
Commercial and Industrial	3,946	316,907	30.88%
Lease Financing and individuals	377	33,980	3.31%

Total	$13,525	$1,026,386	100.00%

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed. By assessing the estimated losses probable in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and probable loss estimates based upon any more recent information that has become available.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

The Company recorded a provision for loan losses of $24.3 million during 2009, $11.0 million for 2008 and $1.5 million in 2007. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

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

Total deposits at December 31, 2009 increased $333.3 million or 18.1 percent to $2,172.6 million, from $1,839.3 million at December 31, 2008, which increased $26.8 million or 1.5 percent from $1,812.5 million at December 31, 2007. In 2009, approximately $101 million of this growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the recent increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. In addition to the above mentioned deposit growth, the Company also experienced significant growth in new customers both in existing branches and new branches added during 2008 and 2009. This growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce long term and short term borrowings and to fund loan growth. The balance at December 31, 2008 included $75.0 million of brokered certificates of deposits. The Company had no brokered certificates of deposit at December 31, 2009.

The following table presents a summary of deposits at December 31:

	(000’s)
	2009	2008

Demand deposits	$686,856	$647,828
Money market accounts	859,693	631,948
Savings accounts	111,393	99,022
Time deposits of $100,000 or more	144,817	156,481
Time deposits of less than $100,000	61,231	138,504
Checking with interest	308,625	165,543

Total	$2,172,615	$1,839,326

At December 31, 2009 and 2008, certificates of deposit including other time deposits of $100,000 or more totaled $206.0 million and $295.0 million, respectively. At December 31, 2009 and 2008 such deposits classified by time remaining to maturity were as follows:

	December 31,
	2009			2008
	Time	Time		Time	Time
	Deposits	Deposits	Total	Deposits	Deposits	Total
	of $100,000	of $100,000	Time	of $100,000	of $100,000	Time
	or More	or Less	Deposits	or More	or Less	Deposits
	(000’s)

3 months of less	$94,450	$20,140	$114,590	$92,298	$104,103	$196,401
Over three months through 6 months	26,420	13,362	39,782	22,775	11,902	34,677
Over 6 months through 12 months	23,705	9,691	33,396	37,849	7,457	45,306
Over 12 months	242	18,038	18,280	3,559	15,042	18,601

Total	$144,817	$61,231	$206,048	$156,481	$138,504	$294,985

Time deposits of over $100,000, including municipal CD’s, decreased $11.7 million at December 31, 2009 and decreased $45.7 million at December 31, 2008, respectively, compared to the prior year end balances. These CD’s are primarily short term and are acquired on a bid basis. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

The Company also utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these funding sources, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. At December 31, 2009, the Company had no brokered deposits. At December 31, 2008, the Company had $75.0 million in brokered deposits.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)
	Year ended December 31,
	2009		2008		2007
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits — Non interest bearing	$675,953	—	$625,630	—	$612,346	—
Money market accounts	787,347	1.16%	642,784	1.63%	560,325	2.69%
Savings accounts	101,846	0.49	95,296	0.74%	93,223	0.83%
Time deposits	263,065	1.48	263,506	2.56%	276,908	3.90%
Checking with interest	250,314	0.53	149,793	0.72%	153,446	1.01%

Total	$2,078,525	1.07%	$1,777,009	1.07%	$1,696,248	1.66%

Average deposits outstanding increased $301.5 million or 17.0 percent to $2,078.5 million in 2009 from $1,777.0 million in 2008, which increased $80.8 million or 4.8 percent from $1,696.2 million in 2007.

Average non interest bearing deposits increased $50.4 million or 8.1 percent to $676.0 million in 2009 from $625.6 in 2008 which increased $13.3 million or 2.2 percent from $612.3 million in 2007. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2009 increased $251.1 million or 21.8 percent reflecting increases in checking with interest accounts, money market accounts, and time deposits partially offset by decreases in savings accounts. Average interest bearing deposits in 2008 increased $67.5 million or 6.2 percent reflecting increases in money market accounts and savings accounts partially offset by decreases in time deposits and checking with interest accounts.

Average money market deposits increased $144.5 million or 22.5 percent in 2009 and $82.5 million or 14.7 percent in 2008, due in part to new customer accounts, increased activity in existing accounts, and the addition of new branches.

Average checking with interest deposits increased $100.5 million or 67.1 percent in 2009 and decreased $3.6 million or 2.3 percent in 2008. The increase in 2009, was due to transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the recent increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. The decrease in 2008 was due to a shifting of accounts to money market accounts.

Average time deposits decreased $0.4 million or 0.2 percent in 2009 and $13.4 million or 4.8 percent in 2008. The decreases in both 2009 and 2008 were due to decreased activity in existing accounts due to the current interest rate environment which was partially offset by increased activity in brokered CD’s.

Average savings deposit balances increased $6.5 million or 6.8 percent in 2009 and increased $2.1 million or 2.3 percent in 2008. The increases in both 2009 and 2008 were a result of new customer accounts, increased activity in existing accounts and the addition of new branches

Borrowings

The Company’s borrowings with original maturities of one year or less totaled $53.1 million and $269.6 million at December 31, 2009 and 2008, respectively. Such short-term borrowings consisted of $52.6 million of customer repurchase agreements and note options on Treasury, tax and loan of $0.5 million at December 31, 2009 and $210.0 million of overnight borrowings, $59.2 million of customer repurchase agreements, and note options on Treasury, tax and loan of $0.4 million at December 31, 2008. The decrease was due to reductions in overnight borrowings as a result of deposit growth and runoff off the securities portfolio in excess of loan growth. Other borrowings totaled $123.8 million and $196.8 million at December 31, 2009 and 2008, respectively, which consisted of fixed rate borrowings of $102.5 million and $175.3 million from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21.3 million and $21.3 million at December 31, 2009 and 2008, respectively. The callable borrowings from FHLB mature beginning in 2010 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2010 and quarterly thereafter. A non callable borrowing of $1.3 million matures in 2027 and a non callable borrowing of $20.0 million matures in 2011. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

Interest expense on all borrowings totaled $7.7 million, $11.0 million and $18.1 million in 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, these borrowings were collateralized by loans and securities with an estimated fair value of $206.0 million and $549.7 million, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years:

		(000’s except percentages)
		2009	2008	2007

Average balance:	Short-term	$101,818	$161,749	$167,255
	Other borrowings	153,799	201,687	230,014
Weighted average interest rate (for the year):	Short-term	0.5%	1.4%	4.7%
	Other borrowings	4.7%	4.4	4.5
Weighted average interest rate (at year end):	Short-term	0.2%	1.0%	2.6%
	Other borrowings	4.9%	4.3	4.4
Maximum month-end outstanding amount:	Short-term	$256,084	$269,585	$254,581
	Other borrowings	196,815	210,844	249,369

At December 31, 2009 the Company had available unused short-term lines of credit of $200 million from the FHLB and $72.5 million from correspondent banks. The FHLB lines require availability of qualifying loan and/or investment securities collateral. The correspondent bank lines are unsecured. The Company also has approximately $700 million in remaining available lines under Retail Certificate of Deposit Agreements with three large financial institutions. The retail certificate of deposit lines are subject to product availability and other restrictions. At December 31, 2009, the Company had no outstanding balances on the aforementioned lines. Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. The Bank has been approved to participate in the BIC program. The Company is also eligible to participate in other FHLB borrowing programs subject to availability of qualifying collateral and certain other terms and conditions.

Capital Resources

Stockholders’ equity increased $86.2 million or 41.5 percent to $293.7 million at December 31, 2009 from $207.5 million at December 31, 2008, which increased $3.8 million or 1.9 percent from $203.7 million at December 31, 2007. The 2009 increase resulted from proceeds from a public offering of common stock of $93.3 million, net income of $19.0 million, an increase in accumulated other comprehensive income of $4.4 million and net proceeds from stock options exercised of $0.8 million partially offset by cash dividends paid of $15.7 million and purchases of treasury stock of $15.6 million. The 2008 increase resulted from net income of $30.9, net proceeds from stock options exercised of $12.1 million and proceeds from the sale of treasury stock of $0.7 million partially offset by cash dividends of $20.2 million, purchases of treasury stock of $18.9 million an a reduction of accumulated other comprehensive income of $0.8 million.

The Company sold 3,993,395 shares of common stock at an issue price of $25.00 per share in an underwritten common stock offering during the fourth quarter of 2009. Net proceeds from the offering were $93.3 million. In conjunction with this common stock offering, the Company listed its common stock on the NASDAQ Global Select Market under the symbol “HUVL”. Concurrent with listing its common stock on the NASDAQ, the Company lifted all restrictions on transferability of its common stock that previously applied to certain shareholders and a majority of the shares outstanding. A total of $44.0 million of the net proceeds from this offering was contributed to HVB and NYNB increasing the Banks’ capital ratios, as required of the Banks’ by the OCC, to levels in excess of “well capitalized” levels generally applicable to banks under current regulations. See further discussion in “Supervision and Regulation” under Item 1 of this Annual Report on Form 10-K. The remaining net proceeds of this offering are available for general corporate purposes.

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

The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007 included elsewhere herein.

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

All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier 1 and Total capital. Tier 1 capital consists of common stockholders’ equity and qualifying preferred stock, less intangibles; and Total capital consists of Tier 1 capital plus the allowance for loan losses up to certain limits, preferred stock and certain subordinated and term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier 1 risk-based capital ratio of 4.0 percent. Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital). In today’s economic and regulatory environment, banking regulators, including the OCC, which is the primary federal regulator of the Bank, are directing greater scrutiny to banks with higher levels of commercial real estate loans. Due to the high percentage of commercial real estate loans in our portfolio, we are among the banks subject to such greater regulatory scrutiny. As a result of this concentration, the increase in the level of our non-performing loans, and the potential for further possible deterioration in our loan portfolio, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0 percent (compared to 10.0 percent for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0 percent (compared to 6.0 percent for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0 percent (compared to 5.0 percent for a well capitalized bank). These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations.

The capital ratios at December 31, are as follows:

	2009	2008	2007
Tier 1 capital:
Company	13.9%	10.1%	12.6%
HVB	11.4	9.9	12.4
NYNB	13.4	10.1	11.3
Total capital:
Company	15.2%	11.3%	13.8%
HVB	12.7	11.1	13.5
NYNB	14.7	11.4	12.6
Leverage:
Company	10.2%	7.5%	8.3%
HVB	8.4	7.4	8.1
NYNB	8.3	6.7	7.1

Management intends to conduct the affairs of the Banks so as to maintain a strong capital position in the future.

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Company believed that, given its financial condition at the time, participation in the CPP was unnecessary and not in the best interests of the Company, its customers or shareholders.

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

The Company’s liquid assets, at December 31, 2009, include cash and due from banks of $167.0 million and Federal funds sold of $51.9 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios provide a constant stream of maturing assets and reinvestable cash flows, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $153.5 million at December 31, 2009. This represented 29.4 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $304.0 million, or 16.7 percent of loans at December 31, 2009, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As such, we are able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2009, HVB had short-term borrowing lines with the FHLB of $200 million with no balances outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $72.5 million with three major financial institutions which were all unused and available at December 31, 2009. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling approximately $700 million which were also unused and available at December 31, 2009. The retail certificates of deposit lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no amounts outstanding with the Federal Reserve at December 31, 2009.

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

As of December 31, 2009, the Company had qualifying loan and investment securities totaling approximately $387.9 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

A summary of significant long-term contractual obligations and credit commitments at December 31, 2009 follows:

	Payments Due
		After	After
		1	3
		Year	Years
		but	but
	Within	Within	Within	After
	1	3	5	5
	Year	Years	Years	Years	Total

Contractual Obligations:(1)
Time Deposits	$187,768	$11,805	$6,285	$190	$206,048
FHLB Borrowings	36,016	71,287	42	16,437	123,782
Operating lease and license obligations	3,547	5,653	4,085	9,317	22,602

Total	$227,331	$88,745	$10,412	$25,944	$352,432

Credit Commitments:
Available lines of credit	$146,545	$53,361	$1,859	$73,062	$274,827
Letters of credit	20,475	7,372	—	—	27,847

Total	$167,020	$60,733	$1,859	$73,062	$302,674

(1) Interest not included.

FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $102.3 million of those borrowings as of various dates during 2009 and quarterly thereafter.

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

Quarterly Results of Operations

Set forth below are certain quarterly results of operations for 2009 and 2008 (in thousands except for per share amounts):

	2009 Quarters				2008 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$34,194	$33,839	$33,910	34,636	$35,670	$35,776	$33,565	$35,101
Net interest income	29,065	28,646	28,179	28,385	28,840	28,753	26,561	25,875
Provision for loan losses	7,082	2,732	11,527	2,965	7,540	1,040	2,114	331
Income (loss) before income taxes	7,527	10,324	(1,150)	9,621	7,777	13,979	11,922	12,845
Net income	5,212	6,898	310	6,592	5,485	9,049	7,896	8,447
Basic earnings per common share	0.35	0.59	0.03	0.56	0.46	0.75	0.66	0.71
Diluted earnings per common share	0.34	0.58	0.03	0.55	0.45	0.73	0.64	0.68

The fluctuation in the provision for loan losses each quarter during 2009 and for the fourth quarter of 2008 resulted from management’s quarterly assessment of the estimated probable losses incurred in the Company’s loan portfolio. Management adjusts the allowance for loan losses each quarter to a level deemed appropriate based upon our evaluation methodology, resulting in a change (or credit) to income through the provision for loan losses. The change in the quarterly provision for loan losses during 2009 and the fourth quarter of 2008, resulting from our assessment of the appropriateness of the allowance for loan losses at each quarter-end, was impacted by various factors including net charge-offs and changes in the amount of delinquent and non-performing loans during the quarter, the severity of the economic downturn and changes in commercial and residential real estate values, the Company’s primary collateral for loans. See “Provision for Loan Losses” and “Loan Portfolio — Allowance for Loan Losses” herein for further discussion.

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2009. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:

•	unanticipated write-down or other-than-temporary impairment to investment securities;

•	insufficient allowance for loan losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	changes in loan, investment and mortgage prepayment assumptions;

•	changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency and the Federal Reserve Board, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008.

•	the extent and timing of legislative and regulatory actions and reform;

•	competitive pressure on loan and deposit product pricing;

•	other actions of competitors;

•	adverse changes in economic conditions especially those effecting real estate;

•	the extent and timing of actions of the Federal Reserve Board;

•	a loss of customer deposits;

•	changes in customer’s acceptance of the Bank’s products and services;

•	regulatory delays or conditions imposed by regulators in connection with acquisitions or other expansion plans;

•	increases in federal and state income taxes and/or the Company’s effective income tax rate;

•	difficulties in integrating acquisitions, offering new services or expanding into new markets;

•	higher or lower cash flow levels than anticipated;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies; and

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to our fiduciary responsibility.

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

The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2009 shows the Company’s net interest income increasing slightly if rates rise and decreasing slightly if rates fall.

The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2009 and 2008.

	Percentage Change	Percentage Change
	in Estimated	in Estimated
	Net Interest	Net Interest
	Income from	Income from
Gradual Change in Interest Rates	December 31, 2009	December 31, 2008

+200 basis points	2.1%	(2.9)%
–100 basis points	(1.1)%	(0.5)%

Beginning on March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and −100 basis points scenario is within the Company’s policy limits.

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

The Company also prepares a static gap analysis. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market accounts and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

At December 31, 2009, the “Static Gap” showed a positive cumulative gap of $191.6 million in the one day to one year repricing period, as compared to a positive cumulative gap of $87.4 million at December 31, 2008. The change in the cumulative static gap between December 31, 2009 and December 31, 2008 reflects the results of the Company’s efforts to reposition its portfolios as a result of changes in interest rates and changes to the shape of the yield curve. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes and to address conditions which may arise as a result of the current financial crisis.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Hudson Valley Holding Corp.
Yonkers, New York

We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Hudson Valley Holding Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Valley Holding Corp. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting located in Item 9A of this accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hudson Valley Holding Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 16, 2010

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2009, 2008 and 2007
Dollars in thousands, except per share amounts

	2009	2008	2007

Interest Income:
Loans, including fees	$110,662	$105,632	$104,920
Securities:
Taxable	18,077	24,873	32,868
Exempt from Federal income taxes	7,659	8,628	9,114
Federal funds sold	100	827	2,938
Deposits in banks	81	152	527

Total interest income	136,579	140,112	150,367

Interest Expense:
Deposits	14,595	19,035	28,159
Securities sold under repurchase agreements and other short-term borrowings	536	2,187	7,809
Other borrowings	7,173	8,861	10,331

Total interest expense	22,304	30,083	46,299

Net Interest Income	114,275	110,029	104,068
Provision for loan losses	24,306	11,025	1,470

Net interest income after provision for loan losses	89,969	99,004	102,598

Non Interest Income:
Service charges	5,914	5,951	4,701
Investment advisory fees	7,716	11,181	9,053
Recognized impairment charge on securities available for sale (includes $13,829 of total losses less $8,333 of losses on securities available for sale, recognized in other comprehensive income at December 31, 2009)	(5,496)	(1,547)	(617)
Realized gains on securities available for sale, net	52	148	58
Other income	2,308	2,871	1,626

Total non interest income	10,494	18,604	14,821

Non Interest Expense:
Salaries and employee benefits	38,688	41,857	37,573
Occupancy	8,272	7,490	6,437
Professional services	4,447	4,295	4,704
Equipment	4,354	4,219	3,289
Business development	2,032	2,053	2,332
FDIC assessment	5,491	893	193
Other operating expenses	10,857	10,278	10,149

Total non interest expense	74,141	71,085	64,677

Income Before Income Taxes	26,322	46,523	52,742
Income Taxes	7,310	15,646	18,259

Net Income	$19,012	$30,877	$34,483

Basic Earnings per Common Share	$1.53	$2.58	$2.91
Diluted Earnings per Common Share	1.50	2.50	2.80

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2009, 2008 and 2007
Dollars in thousands

	2009	2008	2007

Net Income	$19,012	$30,877	$34,483
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total losses	(13,829)	(1,547)	(617)
Losses recognized in earnings	5,496	1,547	617

Losses recognized in comprehensive income	(8,333)	—	—
Income tax effect	3,417	—	—

Unrealized holding losses on other-than-temporarily impaired securities available for sale, net of tax	(4,916)	—	—

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	13,596	(1,909)	5,629
Income tax effect	(5,546)	1,034	(2,443)

	8,050	(875)	3,186

Gains recognized in earnings	(52)	(148)	(58)
Income tax effect	21	59	23

	(31)	(89)	(35)

Unrealized holding gains (losses) on securities available for sale not other-than-temporarily-impaired, net of tax	8,019	(964)	3,150

Unrealized holding gain (loss) on securities, net	3,103	(964)	3,150

Accrued benefit liability adjustment	2,049	309	(1,011)
Income tax effect	(820)	(123)	404

	1,229	186	(607)

Other comprehensive income (loss)	4,332	(778)	2,543

Comprehensive Income	$23,344	$30,099	$37,026

The following is a summary of the accumulated other comprehensive loss balances, net of tax:

		Change
	December 31,	During	December 31,
	2009	Period	2008

Unrealized gains (losses) on securities available for sale	$236	$3,103	$(2,867)
Accrued benefit liability	(1,048)	1,229	(2,277)

Total	$(812)	$4,332	$(5,144)

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
Dollars in thousands, except per share and share amounts

	2009	2008

ASSETS
Cash and due from banks (Includes interest earning deposits of $127,659 in 2009 and $5,903 in 2008)	$166,980	$45,428
Federal funds sold	51,891	6,679
Securities available for sale, at estimated fair value (amortized cost of $500,340 in 2009 and $647,279 in 2008)	500,635	642,363
Securities held to maturity, at amortized cost (estimated fair value of $22,728 in 2009 and $29,546 in 2008)	21,650	28,992
Federal Home Loan Bank of New York (FHLB) stock	8,470	20,493
Loans (net of allowance for loan losses of $38,645 in 2009 and $22,537 in 2008)	1,772,645	1,677,611
Accrued interest and other receivables	15,200	16,357
Premises and equipment, net	30,383	30,987
Other real estate owned	9,211	5,467
Deferred income taxes, net	20,957	14,030
Bank owned life insurance	24,458	22,853
Goodwill	23,842	20,942
Other intangible assets	3,276	4,097
Other assets	15,958	4,591

TOTAL ASSETS	$2,665,556	$2,540,890

LIABILITIES
Deposits:
Non interest-bearing	$686,856	$647,828
Interest-bearing	1,485,759	1,191,498

Total deposits	2,172,615	1,839,326
Securities sold under repurchase agreements and other short-term borrowings	53,121	269,585
Other borrowings	123,782	196,813
Accrued interest and other liabilities	22,360	27,665

TOTAL LIABILITIES	2,371,878	2,333,389

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2009 and 2008, respectively	—	—
Common Stock, $0.20 par value; authorized 25,000,000 shares; outstanding 16,016,738 and 10,871,609 shares in 2009 and 2008, respectively	3,463	2,367
Additional paid-in capital	346,297	250,129
Retained earnings	2,294	2,084
Accumulated other comprehensive loss	(812)	(5,144)
Treasury stock, at cost; 1,299,414 and 964,763 shares in 2009 and 2008, respectively	(57,564)	(41,935)

Total stockholders’ equity	293,678	207,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,665,556	$2,540,890

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008 and 2007
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-In	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2007	8,945,124	$1,880	$(14,804)	$202,963	$2,437	$(6,910)	$185,566
Net income					34,483		34,483
Grants and exercises of stock options, net of tax	160,766	32		7,041			7,073
Purchase of treasury stock	(193,361)		(10,109)				(10,109)
Sale of treasury stock	34,871		1,333	562			1,895
Stock dividend	894,490	179		16,607	(16,786)		—
Cash dividends ($1.50 per share)					(17,765)		(17,765)
Accrued benefit liability adjustment, net of tax						(607)	(607)
Net unrealized gain on securities available for sale						3,151	3,151

Balance at December 31, 2007	9,841,890	2,091	(23,580)	227,173	2,369	(4,366)	203,687
Net income					30,877		30,877
Grants and exercises of stock options, net of tax	395,447	78		12,032			12,110
Purchase of treasury stock	(366,365)		(18,883)				(18,883)
Sale of treasury stock	12,738		528	142			670
Stock dividend	987,899	198		10,782	(10,980)		—
Cash dividends ($1.68 per share)					(20,182)		(20,182)
Accrued benefit liability adjustment, net of tax						186	186
Net unrealized loss on securities available for sale						(964)	(964)

Balance at December 31, 2008	10,871,609	2,367	(41,935)	250,129	2,084	(5,144)	207,501
Net income					19,012		19,012
Sale of common stock ($25.00 per share, gross)	3,993,395	799		92,522			93,321
Grants and exercises of stock options, net of tax	30,843	6		815			821
Purchase of treasury stock	(334,703)		(15,631)				(15,631)
Sale of treasury stock	52		2				2
Stock dividend	1,455,542	291		2,831	(3,122)		—
Cash dividends ($1.27 per share)					(15,680)		(15,680)
Accrued benefit liability adjustment, net of tax						1,229	1,229
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						8,019	8,019
Other-than-temporarily impaired (includes $13,829 of total losses less $5,496 of losses recognized in earnings, net of $3,417 tax) . .						(4,916)	(4,916)

Balance at December 31, 2009	16,016,738	$3,463	$(57,564)	$346,297	$2,294	$(812)	$293,678

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
Dollars in thousands

	2009	2008	2007

Operating Activities:
Net income	19,012	$30,877	$34,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,306	11,025	1,470
Depreciation and amortization	3,864	3,554	2,878
Recognized impairment charge on securities available for sale	5,496	1,547	617
Realized gain on security transactions, net	(52)	(148)	(58)
Amortization of premiums on securities, net	624	32	389
Increase in cash value of bank owned life insurance	(1,261)	(943)	(581)
Amortization of other intangible assets	821	821	822
Stock option expense and related tax benefits	276	2,671	995
Deferred taxes (benefit)	(9,855)	(2,777)	(998)
Increase in deferred loan fees	24	1,563	142
Decrease (increase) in accrued interest and other receivables	1,157	(1,105)	1,669
(Increase) decrease in other assets	(11,367)	(217)	30
Excess tax benefits from share based payment arrangements	(22)	(2,075)	(239)
(Decrease) increase in accrued interest and other liabilities	(5,305)	87	4,410
Decrease (increase) in accrued benefit liability adjustment	2,055	311	(1,012)

Net cash provided by operating activities	29,773	45,223	45,017

Investing Activities:
(Increase) decrease in short term investments	(45,212)	92,375	(87,196)
Decrease (increase) in FHLB stock	12,023	(8,816)	2,334
Proceeds from maturities of securities available for sale	457,550	274,216	178,701
Proceeds from maturities of securities held to maturity	7,337	4,800	6,205
Proceeds from sales of securities available for sale	8,750	65,506	3,003
Purchases of securities available for sale	(325,430)	(239,115)	(45,876)
Net increase in loans	(123,108)	(406,025)	(86,010)
Net purchases of premises and equipment	(3,260)	(7,185)	(8,565)
Premiums paid on bank owned life insurance	(344)	(413)	(10,403)
Increase in goodwill	(2,900)	(5,565)	(4,769)

Net cash used in investing activities	(14,594)	(230,222)	(52,576)

Financing Activities:
Net increase in deposits	333,289	26,784	186,101
Repayment of other borrowings	(73,031)	(14,031)	(38,527)
Net (decrease) increase in securities sold under repurchase agreements and short term borrowings	(216,464)	193,488	(131,091)
Proceeds from issuance of common stock	93,866	9,439	6,078
Proceeds from sale of treasury stock	2	670	1,895
Cash dividends paid	(15,680)	(20,182)	(17,765)
Acquisition of treasury stock	(15,631)	(18,883)	(10,109)
Excess tax benefits from share based payment arrangements	22	2,075	239

Net cash provided by (used in) financing activities	106,373	179,360	(3,179)

Increase (Decrease) in Cash and Due from Banks	121,552	(5,639)	(10,738)
Cash and due from banks, beginning of year	45,428	51,067	61,805

Cash and due from banks, end of year	$166,980	$45,428	$51,067

Supplemental Disclosures:
Interest paid	$24,364	$31,396	$45,428
Income tax payments	15,851	17,751	19,452

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly owned subsidiaries, Hudson Valley Bank N.A. (“HVB”) and New York National Bank (“NYNB”), (collectively the “Company”). In February 2010, the Company received regulatory approval to merge NYNB into HVB, and this merger was consummated on March 1, 2010. The Company offers a broad range of banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals. HVB is a national banking association headquartered in Westchester County, New York. As of the date of merger, HVB has 36 branch offices, 18 in Westchester County, New York, 1 in Rockland County, New York, 11 in New York City, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut. The Company also provides investment management services to its customers through its wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”), a Manhattan, New York based money management firm. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses and fair value of financial instruments. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities that the Company has determined that it is more likely than not that it would not be required to sell prior to maturity or recovery of cost. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non credit related, with the corresponding decline charged to other comprehensive income.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Troubled-debt Restructurings — Troubled-debt restructurings are renegotiated loans for which concessions that would not have otherwise been granted are granted to customers who are experiencing financial difficulties. Restructured loans are returned to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant factors.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2009 and December 31, 2008 did not indicate impairment of its goodwill or identified intangible assets.

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

Earnings per Common Share — “Earnings per Share,” topic of the FASB Accounting Standards Codification establishes standards for computing and presenting earnings per share. The statement requires disclosure of basic earnings per common share (i.e. common stock equivalents are not considered) and diluted earnings per common share (i.e. common stock equivalents are considered using the treasury stock method) on the face of the statement of income, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting solely of stock options, had been issued.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2009	2008	2007

Weighted average common shares:
Basic	12,404,305	11,969,937	11,844,712
Effect of stock options	246,665	405,159	474,918
Diluted	12,650,970	12,375,096	12,319,630

In December 2009, 2008 and 2007, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

Disclosures About Segments of an Enterprise and Related Information — “Segment Reporting” topic of the FASB Accounting Standards Codification establishes standards for the way business enterprises report information about operating segments and establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment, “Community Banking.”

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

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. This FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (“OTTI”) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. ASC 320-10 was effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. The early adoption of this FSP did not have a material impact on the Company’s results of operations and financial condition.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10). This FSP emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices would be needed to determine the appropriate fair value. The FSP, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. The early adoption of this FSP did not have a material impact on the Company’s results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (“SFAS No. 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authority for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All nongrandfathered non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. The adoption of SFAS No. 168 as of September 15, 2009 did not have a significant impact on the Company’s financial statements.

Other — Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

2  Securities

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

	(000’s)
	2009				2008
				Estimated				Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$4,995	$33	$20	$5,008	$45,206	$288	$79	$45,415
Mortgage-backed securities	312,996	5,600	2,208	316,388	371,963	3,487	1,313	374,137
Obligations of states and political subdivisions	158,465	5,897	91	164,271	200,858	2,341	1,710	201,489
Other debt securities	14,712	14	9,904	4,822	20,082	227	8,665	11,644

Total debt securities	491,168	11,544	12,223	490,489	638,109	6,343	11,767	632,685
Mutual funds and other equity securities	9,172	1,109	135	10,146	9,170	613	105	9,678

Total	$500,340	$12,653	$12,358	$500,635	$647,279	$6,956	$11,872	$642,363

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(000’s)
	2009				2008
				Estimated				Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities	$16,515	$733	$1	$17,247	$23,859	$525	$78	$24,306
Obligations of states and political subdivisions	5,135	346	—	5,481	5,133	108	1	5,240

Total	$21,650	$1,079	$1	$22,728	$28,992	$633	$79	$29,546

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $13,823 and $3,938, respectively, at December 31, 2009. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at December 31, 2009 with ratings ranging from Caa1 to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

Annual prepayment	1.00%
Projected specific defaults/deferrals	15.0% - 69.0%
Projected severity of loss on specific defaults/deferrals	25.0% - 95.0%
Projected additional defaults:
Year 1	3.00%
Year 2	3.00%
Year 3	2.50%
Year 4	2.00%
Year 5	1.00%
Thereafter	0.25%
Projected severity of loss on additional defaults	85.00%
Present value discount rates	3m LIBOR+1.60%-2.25%

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the year end December 31, 2009 (in thousands):

Balance at January 1, 2009:
Total OTTI credit losses at January 1, 2009	$1,061
Credit related impairment not previously recognized	5,492
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	4

Balance at December 31, 2009	$6,557

During the year ended December 31, 2008 the Company recognized a pretax OTTI loss of $1,061 on one trust preferred security which, prior to the OTTI adjustment, had a book value of $2,000. During the year ended December 31, 2009, additional pretax OTTI losses of $2,857, $2,633, $4 and $2 were recognized on four pooled trust preferred securities which prior to the 2009 OTTI adjustments had book values of $5,000, $10,000, $939 and $646, respectively, due to adverse changes in their expected cash flows which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of the current adverse economic conditions may result in further impairment charges in the future.

At December 31, 2009, securities having a stated value of approximately $365,000 were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Gross proceeds from sales of securities available for sale were $8,750, $65,506 and $3,003 in 2009, 2008 and 2007, respectively. These sales resulted in gross pretax gains of $110 and gross pretax losses of $58 in 2009, and gross pretax gains of $148 and $58 in 2008 and 2007, respectively. There were no gross losses on sales of securities available for sale in 2008 and 2007. Applicable income taxes relating to such transactions were $21, $61 and $24 in 2009, 2008, and 2007, respectively. In 2008, the Company recorded an additional pretax adjustment of $485 related to other than temporary impairment of an investment in a mutual fund acquired in 2002 which had a prior adjustment in 2007 of $617. These adjustments represented approximately 4.8 percent of the book value of the investment, and were related to persistent negative effects of interest rates on the fund’s mortgage-backed securities portfolio and cash flow. The adjustments were not a result of any credit related issues in the fund’s underlying investment portfolio. The investment was sold in April 2008 without further loss, due to its inability to meet the Company’s performance expectations. Also in 2009 and 2008, the Company recorded $5.5 million and $1.1 million, respectively, of pretax impairment charges related to the Company’s investments in pooled trust preferred securities. These charges represented approximately 33.1 percent and 53.1 percent of the book value of the related investments in 2009 and 2008, respectively. Income taxes applicable to the impairment charges were $(2,264), $(714) and$(250) in 2009, 2008 and 2007, respectively.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008 (in thousands):

December 31, 2009

	Duration of Unrealized Loss
			Greater than
	Less than 12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	$2,980	$20	$2,980	$20
Mortgage-backed securities	$94,211	$2,208	—	—	94,211	2,208
Obligations of states and political subdivisions	2,055	12	2,889	79	4,944	91
Other debt securities	—	—	4,433	9,904	4,433	9,904

Total debt securities	96,266	2,220	10,302	10,003	106,568	12,223
Mutual funds and other equity securities	—	—	128	135	128	135

Total temporarily impaired securities	$96,266	$2,220	$10,430	$10,138	106,696	$12,358

Classified as Held to Maturity
Mortgage-backed securities	$489	$1	$—	$—	$489	$1

Total temporarily impaired securities	$489	$1	$—	$—	$489	$1

December 31, 2008

	Duration of Unrealized Loss
			Greater than
	Less than 12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	$11,700	$79	—	—	$11,700	$79
Mortgage-backed securities	84,610	472	$79,505	$841	164,115	1,313
Obligations of states and political subdivisions	52,538	1,477	8,868	233	61,406	1,710
Other debt securities	414	102	18,207	8,563	18,621	8,665

Total debt securities	149,262	2,130	106,580	9,637	255,842	11,767
Mutual funds and other equity securities	8,128	92	83	13	8,211	105

Total temporarily impaired securities	$157,390	$2,222	$106,663	$9,650	$264,053	$11,872

Classified as Held to Maturity
Mortgage-backed securities	$1,621	$73	$974	$5	$2,595	$78
Obligations of states and political subdivisions	276	1	—	—	276	1

Total temporarily impaired securities	$1,897	$74	$974	$5	$2,871	$79

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 162 and 544 at December 31, 2009 and December 31, 2008, respectively. The Company has determined that it is more likely than not that it would not be required to sell its securities prior to maturity or to recovery of cost. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2009. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at December 31, 2009.

The contractual maturity of all debt securities held at December 31, 2009 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Contractual Maturity
Within 1 year	$61,525	$50,013	—	—
After 1 but within 5 years	89,660	95,616	—	—
After 5 years but within 10 years	22,808	24,006	$4,895	$5,222
After 10 years	4,179	4,466	240	259
Mortgaged-back Securities	312,996	316,388	16,515	17,247

Total	$491,168	$490,489	$21,650	$22,728

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

	2009	2008
	Contract	Contract
	Amount	Amount

Credit commitments-variable	$237,733	$357,497
Credit commitments-fixed	37,094	3,793
Guarantees written	27,847	21,095

The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates, generally ranging from 3.25% to 12.00%. Guarantees written generally have terms up to one year.

Loan commitments and guarantees written have off-balance-sheet credit risk because only origination fees and accruals for probable losses are recognized in the balance sheet until the commitments are fulfilled or the guarantees expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that collateral or other security would have no value.

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

	Residential	Commercial
	Property	Property	Total

2009
Loans	$665,249	$1,037,286	$1,702,535
Credit commitments	102,224	79,950	182,173

	$767,473	$1,117,236	$1,884,708

2008
Loans	$521,344	$926,771	$1,448,115
Credit commitments	135,046	98,030	233,076

	$656,390	$1,024,801	$1,681,191

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to have no value. The Company has in the past experienced little difficulty in accessing collateral when required.

4  Loans

The loan portfolio is comprised of the following:

	December 31
	2009	2008

Real Estate:
Commercial	$783,597	$642,923
Construction	255,660	254,837
Residential	454,532	409,431
Commercial and industrial	274,860	358,076
Individuals	26,970	21,536
Lease financing	20,810	18,461

Total	1,816,429	1,705,264
Deferred loan fees	(5,139)	(5,116)
Allowance for loan losses	(38,645)	(22,537)

Loans, net	$1,772,645	$1,677,611

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

A summary of the activity in the allowance for loan losses follows:

	December 31
	2009	2008	2007

Balance, beginning of year	$22,537	$17,367	$16,784
Add (deduct):
Provision for loan losses	24,306	11,025	1,470
Recoveries on loans previously charged-off	1,301	322	154
Charge-offs	(9,499)	(6,177)	(1,041)

Balance, end of year	$38,645	$22,537	$17,367

The recorded investment in impaired loans at December 31, 2009 was $50.6 million for which a specific reserve of $3.6 million had been established. The recorded investment in impaired loans at December 31, 2008 was $11,284 for which no specific allowance was required. Impaired loans for which the above specific allowances were established totaled $8,963 and $0 as of December 31, 2009 and 2008, respectively. Generally, the fair value of these loans was determined using the fair value of the underlying collateral of the loan.

The average investment in impaired loans during 2009 and 2008 was $34,970 and $12,339, respectively. During the years reported, no income was recorded on impaired loans during the portion of the year that they were impaired.

Non-accrual loans at December 31, 2009, 2008 and 2007 and related interest income are summarized as follows:

	2009	2008	2007

Amount	$50,590	$11,284	$10,719
Interest income recorded	—	—	—
Interest income that would have been recorded under the original contract terms	3,032	875	933

Total nonperforming loans, which include non-accrual loans and loans past due 90 days or more and still accruing, totaled $57,531, $18,303 and $14,672 for the period ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 the Company had one loan that was considered to be a troubled debt restructuring totalling $0.6 million. There were no restructured loans considered to be impaired at December 31, 2008, or 2007.

Loans made directly or indirectly to employees, directors or principal shareholders were approximately $36,336 and $29,774 at December 31, 2009 and 2008, respectively. During 2009, new loans granted to these individuals totaled $7,642 and payments totaled $1,080.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5  Premises and Equipment

A summary of premises and equipment follows:

	December 31
	2009	2008

Land	$2,589	$2,589
Buildings	22,392	21,917
Leasehold improvements	12,034	10,318
Furniture, fixtures and equipment	17,315	16,490
Automobiles	734	719

Total	55,064	52,033
Less accumulated depreciation and amortization	(24,681)	(21,046)

Premises and equipment, net	$30,383	$30,987

Depreciation and amortization expense totaled $3,864, $3,554 and $2,878 in 2009, 2008 and 2007, respectively.

6	Goodwill and Other Intangible Assets

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

Also, at the time of this acquisition, the Company recorded $4,492 of goodwill. In accordance with the terms of the acquisition agreement, the Company made additional performance-based payments over the five years subsequent to the acquisition. These additional payments, which totaled $17,995, were accounted for as additional purchase price and, as a result, goodwill related to the acquisition was increased. The deferred income tax effects related to timing differences between the book and tax bases of identified intangible assets and goodwill deductible for tax purposes are included in net deferred tax assets in the Company’s Consolidated Balance Sheets.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31, 2009 and 2008.

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deposit Premium	$3,907	$2,232	$3,907	$1,674
Customer Relationships	2,470	998	2,470	808
Employment Related	516	387	516	314

Total	$6,893	$3,617	$6,893	$2,796

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets amortization expense was $822 for 2009, 2008 and 2007. The estimated annual intangible assets amortization expense in each of the five years subsequent to December 31, 2009 is as follows:

Year	Amount
2010	$822
2011	822
2012	264
2013	264
2014	264

Changes in the carrying amount of goodwill for the years ended December 31 are as follows:

Balance at December 31, 2007	$15,377
Performance-based payment	5,565

Balance at December 31, 2008	20,942
Performance-based payment	2,900

Balance at December 31, 2009	$23,842

Cumulative deferred tax on goodwill deductible for tax purposes was $1,690 and $1,045 at December 31, 2009 and 2008, respectively.

7	Deposits

The following table presents a summary of deposits at December 31:

	(000’s)
	2009	2008

Demand deposits	$686,856	$647,828
Money Market accounts	859,693	631,948
Savings accounts	111,393	99,022
Time deposits of $100,000 or more	144,817	156,481
Time deposits of less than $100,000	61,231	138,504
Checking with interest	308,625	165,543

Total Deposits	$2,172,615	$1,839,326

The Company had no brokered deposits at December 31, 2009. The balance of time deposits at December 31, 2008 included $75.0 million of brokered deposits.

At December 31, 2009 and 2008, certificates of deposits, including other time deposits of $100,000 or more, totalled $206.0 million and $295.0 million, respectively.

Scheduled maturities of time deposit for the next five years were as follows:

Year	Amount
2010	$187,958
2011	7,848
2012	3,957
2013	3,111
2014	3,174

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8  Borrowings

The Company’s borrowings with original maturities of one year or less totaled $53.1 million and $269.6 million at December 31, 2009 and 2008, respectively. Such short-term borrowings consisted of $52.6 million of customer repurchase agreements and note options on Treasury, tax and loan of $0.5 million at December 31, 2009 and $210.0 million of overnight borrowings, $59.2 million of customer repurchase agreements, and note options on Treasury, tax and loan of $0.4 million at December 31, 2008. The decrease was due to reductions in overnight borrowings as a result of deposit growth and runoff off the securities portfolio in excess of loan growth. Other borrowings totaled $123.8 million and $196.8 million at December 31, 2009 and 2008, respectively, which consisted of fixed rate borrowings of $102.5 million and $175.3 million from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21.3 million and $21.3 million at December 31, 2009 and 2008, respectively. The callable borrowings from FHLB mature beginning in 2010 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2010 and quarterly thereafter. A non callable borrowing of $1.3 million matures in 2027 and a non callable borrowing of $20.0 million matures in 2011. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

Interest expense on all borrowings totaled $7.7 million, $11.0 million and $18.1 million in 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, these borrowings were collateralized by loans and securities with an estimated fair value of $206.0 million and $549.7 million, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years:

	2009	2008	2007

Average balance:
Short-term	$101,818	$161,749	$167,255
Other Borrowings	153,799	201,687	230,014
Weighted average interest rate (for the year):
Short-term	0.5%	1.4%	4.7%
Other Borrowings	4.7%	4.4	4.5
Weighted average interest rate (at year end):
Short-term	0.2%	1.4%	4.7%
Other borrowings	4,9%	4.4%	4.5%
Maximum month-end outstanding amount:
Short-term	$256,084	$269,585	$254,581
Other Borrowings	196,815	210,844	249,369

At December 31, 2009 the Company had available unused short-term lines of credit of $200 million from the FHLB and $72.5 million from correspondent banks. The FHLB lines require availability of qualifying loan and/or investment securities collateral. The correspondent bank lines are unsecured. The Company also has approximately $700 million in available lines under Retail Certificate of Deposit Agreements with three large financial institutions. The retail certificates of deposit lines are subject to product availability and other restrictions. At December 31, 2009, the Company had no outstanding balances on the aforementioned lines. Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. The Company is also eligible to participate in other FHLB borrowing programs subject to availability of qualifying collateral and certain other terms and conditions.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

9  Income Taxes

A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31
	2009		2008		2007

Income tax at statutory rate	$9,213	35.0%	$16,283	35.0%	$18,442	35.0%
State income tax, net of Federal benefit	977	3.7	2,330	5.0	2,704	5.0
Tax-exempt interest income	(2,566)	(9.7)	(2,832)	(6.1)	(2,914)	(5.5)
Non-deductible expenses and other	(314)	(1.2)	(135)	(0.3)	27	0.1

Provision for income taxes	$7,310	27.8%	$15,646	33.6%	$18,259	34.6%

The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31
	2009	2008	2007

Federal:
Current	$13,543	$14,278	$15,007
Deferred	(7,736)	(2,217)	(880)
State and Local:
Current	3,622	4,144	4,473
Deferred	(2,119)	(559)	(341)

Total	$7,310	$15,646	$18,259

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2009		December 31, 2008
	Asset	Liability	Asset	Liability

Allowance for loan losses	$15,470		$9,010
Supplemental pension benefit	3,871		3,242
Interest on non-accrual loans	1,576		554
Accrued benefit liability	698		1,518
Deferred compensation	275		285
Share based compensation costs	129		123
Other	2,966		716
Intangible Assets		$2,413		$2,063
Property and equipment		1,555		1,403
Securities available for sale		60	2,048

Total	$24,985	$4,028	$17,496	$3,466

Net deferred tax asset	$20,957		$14,030

In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for years after 2005. The Company is currently undergoing an audit by New York State 2005 through 2007. This audit has not yet been completed, however, no significant issues have as yet been raised.

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

The Company has performed an evaluation of its tax positions and has concluded that as of December 31, 2009, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the years ended December 31, 2009 and 2008.

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

Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In today’s economic and regulatory environment, banking regulators, including the OCC, which is the primary federal regulator of the Banks, are directing greater scrutiny to banks with higher levels of commercial real estate loans. Due to the high percentage of commercial real estate loans in our portfolio, we are among the banks subject to such greater regulatory scrutiny. As a result of this concentration, the increase in the level of our non-performing loans, and the potential for further deterioration in our loan portfolio, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0 percent (compared to 10.0 percent for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0 percent (compared to 6.0 percent for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0 percent (compared to 5.0 percent for a well capitalized bank.) These capital requirements are in excess of “well capitalized” levels generally applicable to banks under current regulations. To meet these new higher capital requirements, in October, 2009 the Company raised approximately $93.3 million through an offering of its common stock. A total of $44.0 million of the proceeds from the offering was contributed to HVB and NYNB. The remaining $49.3 million of the proceeds from the offering is held by the Company for future growth and other capital needs.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the capital requirements and capital position at December 31, 2009 and 2008:

					Minimum to be
			Minimum for		Well Capitalized		Enhanced
			Capital Adequacy		Under Prompt		Capital
	Actual		Purposes		Corrective Action		Requirement
Capital Ratios:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

HVB Only:
As of December 31, 2009:
Total Capital (To Risk Weighted Assets)	$233,080	12.7%	$146,999	8.0%	$183,749	10.0%	$220,499	12.0%
Tier 1 Capital (To Risk Weighted Assets)	210,102	11.4%	73,500	4.0%	110,249	6.0%	183,749	10.0%
Tier 1 Capital (To Average Assets)	210,102	8.4%	99,682	4.0%	124,602	5.0%	199,363	8.0%
As of December 31, 2008:
Total Capital (To Risk Weighted Assets)	$195,390	11.1%	$140,709	8.0%	$175,887	10.0%
Tier 1 Capital (To Risk Weighted Assets)	174,375	9.9%	70,355	4.0%	105,532	6.0%
Tier 1 Capital (To Average Assets)	174,375	7.4%	94,258	4.0%	117,823	5.0%

NYNB Only:
As of December 31, 2009:
Total Capital (To Risk Weighted Assets)	$11,775	14.7%	$6,404	8.0%	$8,005	10.0%	$9,606	12.0%
Tier 1 Capital (To Risk Weighted Assets)	10,675	13.4%	3,202	4.0%	4,803	6.0%	8,005	10.0%
Tier 1 Capital (To Average Assets)	10,675	8.3%	5,185	4.0%	6,482	5.0%	10,371	8.0%
As of December 31, 2008:
Total Capital (To Risk Weighted Assets)	$10,619	11.4%	$7,455	8.0%	$9,319	10.0%
Tier 1 Capital (To Risk Weighted Assets)	9,444	10.1%	3,727	4.0%	5,591	6.0%
Tier 1 Capital (To Average Assets)	9,444	6.7%	5,674	4.0%	7,092	5.0%

			Minimum for
			Capital Adequacy
	Actual		Purposes
	Amount	Ratio	Amount	Ratio

Consolidated:
As of December 31, 2009:
Total Capital (To Risk Weighted Assets)	$290,633	15.2%	$153,335	8.0%
Tier 1 Capital (To Risk Weighted Assets)	267,120	13.9%	76,667	4.0%
Tier 1 Capital (To Average Assets)	267,120	10.2%	105,016	4.0%
As of December 31, 2008:
Total Capital (To Risk Weighted Assets)	$209,608	11.3%	$148,035	8.0%
Tier 1 Capital (To Risk Weighted Assets)	187,070	10.1%	74,017	4.0%
Tier 1 Capital (To Average Assets)	187,070	7.5%	99,412	4.0%

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes, as of December 31, 2009, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

In addition, pursuant to Rule 15c3-1 of the Securities and Exchange Commission, ARS is required to maintain minimum “net capital” as defined under such rule. As of December 31, 2009 ARS exceeded its minimum capital requirement.

Stock Dividend

In December 2009 and 2008 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

11  Stock-Based Compensation

The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. The Company estimates that more than 75% of options granted will vest. Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods. There were no stock options granted during the year ended December 31, 2009.

The following table summarizes stock option activity for 2009. Shares and per share amounts have been adjusted to reflect the effect of the 10% stock dividend in 2009.

				Weighted
			Aggregate	Average
	Shares	Weighted Average	Intrinsic	Remaining
	Underlying	Exercise Price	Value(1)	Contractual
Outstanding Options	Options	Per Share	($000s)	Term (Yrs.)

As of December 31, 2008	767,587	$25.07
Granted	—	—
Cancelled or expired	(11,206)	29.49
Exercised	(33,806)	16.12

As of December 31, 2009	722,575	$25.42	(547)	4.0

Exercisable as of December 31, 2009	623,964	$23.77	557	3.9
Available for future grant	1,066,398

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on changes in the market value of the Company’s stock.

The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2009:

				Weighted Average
			Number	Remaining
	Exercise Price		of	Life	Exercise
	Range		Options	(yrs)	Price

	$12.37	$22.53	366,428	3.1	$18.83
	22.67	29.27	216,364	5.6	26.18
	29.31	48.24	139,783	3.7	41.49
Total Options Outstanding	12.37	48.24	722,575	4.0	25.42
Exercisable	12.37	48.24	623,964	3.9	23.67
Not Exercisable	22.70	47.79	98,611	4.3	35.85

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the year ended December 31, 2009. The following table illustrates the assumptions used in the valuation model for activity during the years ended December 31, 2008 and 2007.

	Years Ended December 31
	2008	2007

Weighted average assumptions:
Dividend yield	3.3%	3.6%
Expected volatility	67.6%	30.9%
Risk-free interest rate	0.3%	3.8%
Expected lives (in years)	0.4	2.5

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

The per share weighted average fair value of options granted during the years ended December 31, 2008, and 2007 was $3.96 and $7.69, respectively. Compensation expense of $254, $596 and $756 related to the Company’s stock option plans was included in net income for the years ended December 30, 2009, 2008 and 2007, respectively. The total tax benefit related thereto was $184, $144 and $108, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $487 at December 31, 2009. This expense is expected to be recognized over a weighted-average period of 1.7 years.

12  Fair Value

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s available for sale securities at December 31, 2009 and 2008 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 2 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at December 31, 2009 Using:
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total

Measured on a recurring basis:
Available for sale securities
U.S. Treasury and government agencies	—	$5,008	—	$5,008
Mortgage-backed securities	—	316,388	—	316,388
Obligations of states and political subdivisions	—	164,271	—	164,271
Other debt securities		884	$3,938	4,822
Mutual funds and other equity securities	—	10,146	—	10,146

Total assets at fair value	—	$496,697	$3,938	$500,635

Measured on a non-recurring
basis
Impaired loans(1)	—	—	$16,921	$16,921
Other real estate owned(2)	—	—	9,211	9,211

Total assets at fair value	—	—	$26,132	$26,132

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value measurement on December 31, 2009 was $20.5 million for which a specific allowance of $3.6 million has been established within the allowance for loan losses.

(2)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at December 31, 2008 Using:
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total

Measured on a recurring basis:
Available for sale securities
U.S. Treasury and government agencies	—	$45,415	—	$45,415
Mortgage-backed securities	—	374,137	—	374,137
Obligations of states and political subdivisions	—	201,489	—	201,489
Other debt securities	—	858	$10,786	11,644
Mutual funds and other equity securities		9,678	—	9,678

Total assets at fair value	—	$631,577	$10,786	$642,363

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$11,284	$11,284

Total assets at fair value	—	—	$11,284	$11,284

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on December 31, 2008 was $11.3 million for which no specific allowance has been established within the allowance for loan losses.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

	Level 3 Assets
	Measured on a Recurring
	Basis For the Year Ended
	December 31,
	2009	2008
	(000’s)

Balance at beginning of period	$10,786	—
Transfers into (out of) Level 3	174	$19,887
Net unrealized gain (loss) included in other comprehensive income(1)	(1,526)	(7,568)
Principal payments	—	(472)
Recognized impairment charge included in the statement of income(2)	(5,496)	(1,061)

Balance at end of period	$3,938	$10,786

(1)	Reported under “Unrealized (loss) gain on securities available for sale arising during the period”.

(2)	Reported under “Recognized impairment charge on securities available for sale, net”.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13  Benefit Plans

The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs accrued and charged to current operations included 2.5 percent of each participant’s earnings in 2009 and 5 percent of each participant’s earnings in 2008 and 2007. Pension costs charged to other operating expenses totaled approximately $387, $1,066 and $765 in 2009, 2008 and 2007, respectively.

The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Company matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $170, $166 and $145 in 2009, 2008 and 2007, respectively.

The Company does not offer its own stock as an investment to participants of the Employees’ Savings Plan. The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s Stock.

Additional retirement benefits are provided to certain officers and directors of HVB pursuant to unfunded supplemental plans. Costs for the supplemental pension plans totaled $2,123, $1,103 and $1,861 in 2009, 2008 and 2007, respectively. The Company uses a December 31 measurement date for its supplemental pension plans. Activity in the officers’ supplemental plan during the year ended 2009 included the addition of one employee to the plan in the second quarter and, in the fourth quarter, the election of one participant to retire early at a reduced benefit as permitted by the plan. In addition, during the fourth quarter of 2009, the Company amended the officers’ supplemental plan to establish a maximum salary on which benefits under the plan can be determined. The net effect of the 2009 activity and amendment was a $923 decrease in the projected benefit obligation of the plan as of December 31, 2009, and a $414 increase in 2009 expense related to the plan. The expense increase was primarily related to the accrual of prior service cost of the employee added to the plan in the second quarter. In late 2008, HVB amended the directors’ supplemental retirement plan by freezing benefits to a level equal to vested benefits, as defined, as of December 31, 2008. This amendment resulted in a pretax reduction of the accrued benefit liability of $861 of which $669 is included as a reduction of directors’ pension expense included in Professional Services in the Consolidated Statement of Income, and $192 is included as part of the accrued benefit liability adjustment in the Consolidated Statement of Comprehensive Income.

The following tables set forth the status of the Company’s plans as of December 31:

	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$11,754	$11,570
Service cost	1,006	448
Interest cost	560	621
Amendments	(1,156)	(861)
Actuarial (gain) loss	(336)	587
Benefits paid	(668)	(611)

Benefit obligation at end of year	11,160	11,754

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on assets	—	—
Employer contributions	668	611
Benefits paid	(668)	(611)

Fair value of plan assets at end of year	—	—

Funded status at year end	$11,160	$11,754

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated comprehensive income at December 31 consist of:

	2009	2008

Net actuarial loss	$2,618	$3,703
Prior service cost	(872)	92

	$1,746	$3,795

The accumulated benefit obligation was $10,321 and $9,131 at December 31, 2009 and 2008, respectively.

	2009	2008

Weighted average assumptions:
Discount rate	5.25%	5.25%
Expected return on plan assets	—	—
Rate of compensation increase	3.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$1,006	$448
Interest cost	560	621
Expected return on plan assets	—	—
Amortization of transition obligation	—	(603)
Amortization of prior service cost	(191)	44
Amortization of net loss	748	593

Net periodic benefit cost	$2,123	$1,103

Net (gain) loss	(2,240)	(265)
Amortization of prior service cost	191	(44)

Total recognized in other comprehensive income	(2,049)	(309)

Total recognized in net periodic benefit cost and other comprehensive income	$74	$794

The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are $598 and $(191).

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

2010	$867
2011	752
2012	752
2013	866
2014	844
Years 2015-2019	2,980

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14  Commitments, Contingent Liabilities and Other Disclosures

The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year	Amount

2010	$3,547
2011	3,276
2012	2,377
2013	2,150
2014	1,935
Thereafter	9,317

Total minimum future rentals	$22,602

Rent expense for premises and equipment was approximately $3,462, $3,097 and $2,681 in 2009, 2008 and 2007 respectively.

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

Cash Reserve Requirements

HVB and NYNB are required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $4,898 for HVB and $1,045 for NYNB at December 31, 2009.

Restrictions on Funds Transfers

There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under federal law, the approval of the primary regulator is required if dividends declared by a bank in any year exceed the net profits of that year, as defined, combined with the retained net profits for the two preceding years. Under applicable banking statutes, at December 31, 2009, HVB could have declared additional dividends of approximately $9.1 million to the Company without prior regulatory approval.

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

The Company operates only in the U.S. domestic market, primarily in the New York metropolitan area. For the years ended December 31, 2009, 2008 and 2007, there is no customer that accounted for more than 10% of the Company’s revenue.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16  Fair Value of Financial Instruments

The “Financial Instruments” topic of the FASB Accounting Standards Codification requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2009 and 2008 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at December 31, 2009 and 2008 were as follows:

	December 31
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$218.9	$218.9	$52.1	$52.1
Held to maturity securities, FHLB stock and accrued interest	30.2	31.3	49.6	50.1
Loans and accrued interest	1,770.4	1,769.9	1,698.4	1,700.7
Liabilities:
Deposits with no stated maturity and accrued interest	1,968.3	1,968.3	1,547.4	1,547.4
Time deposits and accrued interest	206.3	205.9	295.7	294.8
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	53.1	53.1	269.6	269.6
Other borrowings and accrued interest	124.4	119.2	197.7	186.1
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

Held to maturity securities, FHLB stock and accrued interest — The fair value of securities held to maturity was estimated based on quoted market prices or dealer quotations. Accrued interest is stated at its carrying amounts which approximates fair value. FHLB Stock, which had a book value of $8.3 million and $20.5 million at December 31, 2009 and 2008, respectively, is included at its carrying amount, as it is not practicable to determine its fair value due to restrictions placed on its transferability.

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

17  Condensed Financial Information of Hudson Valley Holding Corp.
(Parent Company Only)

Condensed Balance Sheets
December 31, 2009 and 2008
Dollars in thousands

	2009	2008

Assets
Cash	$46,707	$3,787
Investment in subsidiaries	246,214	202,906
Other assets	72	120
Equity securities	1,521	1,308

Total Assets	$294,514	$208,121

Liabilities and Stockholders’ Equity
Other liabilities	$836	$620
Stockholders’ equity	293,678	207,501

Total Liabilities and Stockholders’ Equity	$294,514	$208,121

Condensed Statements of Income
For the years ended December 31, 2009, 2008 and 2007
Dollars in thousands

	2009	2008	2007

Dividends from subsidiaries	$24,354	$28,208	$24,708
Dividends from equity securities	78	85	65
Other income	—	—	12
Operating expenses	243	344	234

Income before equity in undistributed earnings in the subsidiaries	24,189	27,949	24,551
Equity in (overdistributed) undistributed earnings of the subsidiaries	(5,177)	2,928	9,932

Net Income	$19,012	$30,877	$34,483

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
Dollars in thousands

	2009	2008	2007

Operating Activities:
Net income	$19,012	$30,877	$34,483
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) earnings of the subsidiaries	5,177	(2,928)	(9,932)
Increase in other assets	118	(95)	(25)
Increase (decrease) in other liabilities	48	18	(20)
Other changes, net	11	—	(11)

Net cash provided by operating activities	24,366	27,872	24,495

Investing Activities:
Capital contribution to subsidiaries	(44,000)	—	—
Proceeds from sales of equity securities	—	2	19
Purchase of equity securities including acquisition of New York National Bank	(3)	(85)	(9)

Net cash (used in) provided by investing activities	(44,003)	(83)	10

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	93,868	10,109	7,973
Purchase of treasury stock	(15,631)	(18,883)	(10,109)
Cash dividends paid	(15,680)	(20,182)	(17,765)

Net cash provided by (used in) financing activities	62,557	(28,956)	(19,901)

Increase (decrease) Cash and Due from Banks	42,920	(1,167)	4,604
Cash and due from banks, beginning of year	3,787	4,954	350

Cash and due from banks, end of year	$46,707	$3,787	$4,954

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2009, there has not been any change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting. That report is included under the heading, Report of Independent Registered Public Accounting Firm.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for the Board of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Outstanding Equity Awards at Fiscal Year End” and “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement is incorporated herein by reference.

The following table sets forth information regarding the Company’s Stock Option Plans as of December 31, 2009:

	Number of		Number of
	Shares to		Shares Remaining
	be Issued		Available for
	Upon Exercise	Weighted-Average Exercise	Future Issuance Under
	of	Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity compensation plans approved by stockholders	722,575	$25.42	1,066,348

Equity compensation plans not approved by stockholders	—	—	—

All equity compensation plans have been approved by the Company’s stockholders. Additional details related to the Company’s equity compensation plans are provided in Notes 10 and 11 to the Company’s consolidated financial statements presented in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm Fees” in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Balance Sheets at December 31, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Number	Exhibit Title

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp.(4)
3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(5)
4.1	Specimen of Common Stock Certificate(3)
4.2	Specimen Stock Restriction Agreement Between the Company and a Shareholder who Acquired Shares from the Company or a Shareholder Subject to the Agreement(2)
4.3	Form of Senior Debt Indenture(7)
4.4	Form of Subordinated Debt Indenture(7)
4.5	Form of Junior Subordinated Debt Indenture(7)
10.1	Hudson Valley Bank Amended and Restated Directors Retirement Plan Effective December 31, 2008*(6)
10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan of 1995*(3)
10.3	Form of Amendment No. 1 to Hudson Valley Bank Restated and Amended Supplemental Retirement Plan of 1995*(8)
10.4	Hudson Valley Bank Supplemental Retirement Plan of 1997*(3)
10.5	Form of Amendment No. 1 to Hudson Valley Bank Supplemental Retirement Plan of 1997*(8)
10.6	Form of Amendment No. 2 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997*(8)
10.7	Form of Amendment No. 3 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997*(8)
10.8	Amended and Restated 2002 Stock Option Plan*(6)
10.9	Specimen Non-Statutory Stock Option Agreement*(3)
10.10	Specimen Incentive Stock Option Agreement*(1)
10.11	Consulting Agreement Between the Company and Director John A. Pratt, Jr.*(3)
11	Statements re: Computation of Per Share Earnings(8)
12	Computation of Ratios of Earnings to Fixed Charges (8)
21	Subsidiaries of the Company(8)
23.1	Consent of Crowe Horwath LLP(8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
 *  Management contract and compensatory plan or arrangement

(1)	Incorporated herein by reference in this document to the Form 10-K filed on March 11, 2005

(2)	Incorporated herein by reference in this document to the Form 10-Q filed on August 9, 2006

(3)	Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2007

(4)	Incorporated herein by reference in this document to the Form 10-Q filed October 20, 2009

(5)	Incorporated herein by reference in this document to the Form 8-K filed on January 27, 2010

(6)	Incorporated herein by reference in this document to the Form 10-K filed on March 16, 2009

(7)	Incorporated herein by reference in this document to the Form S-3 filed on August 7, 2009

(8)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 16, 2010

By:	/s/ James J. Landy
James J. Landy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2010 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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
Officer of the Bank and Director

/s/  Angelo R. Martinelli
Angelo R. Martinelli
Director

/s/  William J. Mulrow
William J. Mulrow
Director

/s/  John A. Pratt Jr.
John A. Pratt Jr.
Director

/s/  Cecile D. Singer
Cecile D. Singer
Director

/s/  Craig S. Thompson
Craig S. Thompson
Director

/s/  Andrew J. Reinhart
Andrew J. Reinhart
First Senior Vice President and Controller
(Principal Accounting Officer)