Form 10-Q
period 2010-03-31
HUDSON VALLEY HOLDING CORP
filed 2010-05-10
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

Commission File No. 001-34453

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
May 3,
Class	2010
Common stock, par value $0.20 per share	16,029,164

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1 CONDENSED FINANCIAL STATEMENTS	2
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 4 CONTROLS AND PROCEDURES	48

PART II — OTHER INFORMATION
ITEM 1A RISK FACTORS	49
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49
ITEM 4 (REMOVED AND RESERVED)
ITEM 6 EXHIBITS	49

SIGNATURES	50
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	March 31,
	2010	2009

Interest Income:
Loans, including fees	$27,564	$27,017
Securities:
Taxable	3,687	5,447
Exempt from Federal income taxes	1,710	2,157
Federal funds sold	42	10
Deposits in banks	93	5

Total interest income	33,096	34,636

Interest Expense:
Deposits	3,335	3,836
Securities sold under repurchase agreements and other short-term borrowings	77	314
Other borrowings	1,498	2,101

Total interest expense	4,910	6,251

Net Interest Income	28,186	28,385
Provision for loan losses	5,582	2,965

Net interest income after provision for loan losses	22,604	25,420

Non Interest Income:
Service charges	1,803	1,613
Investment advisory fees	2,225	1,887
Recognized impairment charge on securities available for sale (includes $1,772 and $1,625 of total losses in 2010 and 2009, respectively, less $188 of losses on securities available for sale, recognized in other comprehensive income in 2009)	(1,772)	(1,437)
Realized gain on securities available for sale	68	—
Other income	469	587

Total non interest income	2,793	2,650

Non Interest Expense:
Salaries and employee benefits	9,872	9,803
Occupancy	2,185	2,117
Professional services	1,315	1,059
Equipment	966	994
Business development	562	549
FDIC assessment	1,088	1,552
Other operating expenses	2,466	2,375

Total non interest expense	18,454	18,449

Income Before Income Taxes	6,943	9,621
Income Taxes	2,088	3,029

Net Income	$4,855	$6,592

Basic Earnings Per Common Share	$0.30	$0.56
Diluted Earnings Per Common Share	0.30	0.55

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	March 31,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$39,168	$39,321
Interest earning deposits in banks	251,193	$127,659
Federal funds sold	71,646	51,891
Securities available for sale at estimated fair value (amortized cost of $511,394 in 2010 and $500,340 in 2009)	514,850	500,635
Securities held to maturity at amortized cost (estimated fair value of $21,135 in 2010 and $22,728 in 2009)	19,996	21,650
Federal Home Loan Bank of New York (FHLB) Stock	8,470	8,470
Loans (net of allowance for loan losses of $39,363 in 2010 and $38,645 in 2009)	1,755,981	1,772,645
Accrued interest and other receivables	15,896	15,200
Premises and equipment, net	29,640	30,383
Other real estate owned	6,937	9,211
Deferred income taxes, net	21,332	20,957
Bank owned life insurance	24,857	24,458
Goodwill	23,842	23,842
Other intangible assets	3,070	3,276
Other assets	17,321	15,958

TOTAL ASSETS	$2,804,199	$2,665,556

LIABILITIES
Deposits:
Non interest-bearing	$706,687	$686,856
Interest-bearing	1,578,251	1,485,759

Total deposits	2,284,938	2,172,615
Securities sold under repurchase agreements and other short-term borrowings	71,822	53,121
Other borrowings	123,776	123,782
Accrued interest and other liabilities	26,661	22,360

TOTAL LIABILITIES	2,507,197	2,371,878

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 15,000,000; no shares outstanding in 2010 and 2009, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 16,025,792 and 16,016,738 shares in 2010 and 2009, respectively	3,465	3,463
Additional paid-in capital	346,473	346,297
Retained earnings	3,463	2,294
Accumulated other comprehensive income (loss), net	1,165	(812)
Treasury stock, at cost; 1,299,414 shares in both 2010 and 2009, respectively	(57,564)	(57,564)

Total stockholders’ equity	297,002	293,678

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,804,199	$2,665,556

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three Months Ended March 31, 2010 and 2009
Dollars in thousands

	Three Months Ended
	March 31,
	2010	2009

Net Income	$4,855	$6,592
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total losses	(1,757)	(1,625)
Losses recognized in earnings	1,772	1,437

Gains (losses) recognized in comprehensive income	15	(188)
Income tax effect	(6)	77

Unrealized holding losses on other-than-temporarily impaired securities available for sale, net of tax	9	(111)

Securities available for sale not other-than-temporarily impaired:
Gains arising during the year	3,214	5,618
Income tax effect	(1,266)	(2,199)

	1,948	3,419

Gains recognized in earnings	(68)	—
Income tax effect	27	—

	(41)	—

Unrealized holding gains on securities available for sale not other-than-temporarily-impaired, net of tax	1,907	3,419

Unrealized holding gain on securities, net	1,916	3,308

Minimum pension liability adjustment	102	191
Income tax effect	(41)	(77)

	61	114

Other comprehensive income	1,977	3,422

Comprehensive Income	$6,832	$10,014

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2010 and 2009
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2010	16,016,738	$3,463	$(57,564)	$346,297	$2,294	$(812)	$293,678
Net income					4,855		4,855
Grants and exercises of stock options, net of tax	9,054	2		176			178
Cash dividends ($0.23 per share)					(3,686)		(3,686)
Accrued benefit liability adjustment						61	61
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						1,907	1,907
Other-than-temporarily impaired (includes $1,757 of total losses less $1,772 of losses recognized in earnings, net of $(6) tax)						9	9

Balance at March 31, 2010	16,025,792	$3,465	$(57,564)	$346,473	$3,463	$1,165	$297,002

						Accumulated
	Number					Other
	of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2009	10,871,609	$2,367	$(41,935)	$250,129	$2,084	$(5,144)	$207,501
Net income					6,592		6,592
Grants and exercises of stock options, net of tax	8,905	2		313			315
Purchase of treasury stock	(280,315)		(13,455)				(13,455)
Sale of treasury stock	52		2				2
Cash dividends ($0.43 per share)					(5,005)		(5,005)
Accrued benefit liability adjustment						114	114
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						3,421	3,421
Other-than-temporarily impaired (includes $1,625 of total losses less $1,437 of losses recognized in earnings, net of $77 tax)						(111)	(111)

Balance at March 31, 2009	10,600,251	$2,369	$(55,388)	$250,442	$3,671	$(1,720)	$199,374

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,
	2010	2009

Operating Activities:
Net income	$4,855	$6,592
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,582	2,965
Depreciation and amortization	988	968
Recognized impairment charge on securities available for sale	1,772	1,437
Realized gain on security transactions, net	(68)	—
Realized loss on sale of other real estate owned	65	—
Amortization of premiums on securities, net	383	62
Increase in cash value of bank owned life insurance	(348)	(198)
Amortization of intangible assets	206	206
Stock option expense and related tax benefits	50	79
Deferred tax benefit	(1,688)	(1,616)
Decrease in deferred loan fees, net	(560)	(208)
(Increase) decrease in accrued interest and other receivables	(696)	1,168
(Increase) decrease in other assets	(1,363)	1,343
Excess tax benefits from share-based payment arrangements	—	(12)
Increase in accrued interest and other liabilities	4,301	2,163
Decrease in accrued benefit liability adjustment	63	191

Net cash provided by operating activities	13,542	15,140

Investing Activities:
Net increase in Federal funds sold	(19,755)	(15,413)
Decrease in FHLB stock	—	9,451
Proceeds from maturities and paydowns of securities available for sale	40,636	81,379
Proceeds from maturities and paydowns of securities held to maturity	1,658	1,385
Proceeds from sales of securities available for sale	4,942	—
Purchases of securities available for sale	(58,657)	(36,630)
Net decrease (increase) in loans	11,642	(40,989)
Proceeds from sale of other real estate owned	2,209	—
Net purchases of premises and equipment	(245)	(350)
Increase in goodwill	—	9
Premiums paid on bank owned life insurance	(51)	(72)

Net cash used in investing activities	(17,621)	(1,230)

Financing Activities:
Net increase in deposits	112,323	220,289
Net increase (decrease) in securities sold under repurchase agreements and short-term borrowings	18,701	(209,007)
Repayment of other borrowings	(6)	(8)
Proceeds from issuance of common stock	128	236
Excess tax benefits from share-based payment arrangements	—	12
Proceeds from sale of treasury stock	—	2
Acquisition of treasury stock	—	(13,455)
Cash dividends paid	(3,686)	(5,005)

Net cash provided by (used in) financing activities	127,460	(6,936)

Increase in Cash and Due from Banks and interest earning deposits	123,381	6,974
Cash and due from banks and interest earning deposits beginning of period	166,980	45,428

Cash and due from banks and interest earning deposits end of period	$290,361	$52,402

Supplemental Disclosures:
Interest paid	$5,087	$6,580
Income tax payments	1,378	185

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

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. HVB has 18 branch offices in Westchester County, New York, 5 in Manhattan, New York, 4 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County Connecticut. The Bank has received regulatory approval to open a full service branch at 1250 Waters Place, Bronx, New York. The Bank anticipates opening this branch in the third quarter of 2010.

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

2.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2010 and the results of its operations, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2010 and 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the fair value of securities available for sale and the determination of other-than-temporary impairment. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties. Methodology used in the determination of fair values of securities available for sale and other-than-temporary impairment are discussed in Notes 3 and 10 herein.

Intercompany items and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009 and notes thereto.

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities that the Company has determined that it is more likely than not that it would not be required to sell prior to maturity or recovery of cost. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary impairment (“OTTI”), management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Other Real Estate Owned (“OREO”) — Real estate properties acquired through loan foreclosure are recorded at lower of cost or estimated fair value, net of estimated selling costs, at time of foreclosure establishing a new cost basis. Credit losses arising at the time of foreclosure are charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Routine holding costs are charged to expense as incurred.

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of March 31, 2010 and December 31, 2009 did not indicate impairment of its goodwill or identified intangible assets.

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

Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 9 “Stock-Based Compensation” herein for additional discussion.

Earnings per Common Share — The “Earnings per Share,” topic of the FASB Accounting Standards Codification establishes standards for computing and presenting earnings per share. The statement requires disclosure of basic earnings per common share (i.e. common stock equivalents are not considered) and diluted earnings per common share (i.e. common stock equivalents are considered using the treasury stock method) on the face of the statement of income, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting solely of stock options, had been issued.

3.	Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$4,003	$19	$5	$4,017
Mortgage-backed securities	320,152	6,344	1,711	324,785
Obligations of states and political subdivisions	165,240	6,211	68	171,383
Other debt securities	12,827	7	8,342	4,492

Total debt securities	502,222	12,581	10,126	504,677
Mutual funds and other equity securities	9,172	1,171	170	10,173

Total	$511,394	$13,752	$10,296	$514,850

Classified as Held to Maturity
Mortgage-backed securities	$14,861	$763	$9	$15,615
Obligations of states and political subdivisions	5,135	385	—	5,520

Total	$19,996	$1,148	$9	$21,135

December 31, 2009

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$4,995	$33	$20	$5,008
Mortgage-backed securities	312,996	5,600	2,208	316,388
Obligations of states and political subdivisions	158,465	5,897	91	164,271
Other debt securities	14,712	14	9,904	4,822

Total debt securities	491,168	11,544	12,223	490,489
Mutual funds and other equity securities	9,172	1,109	135	10,146

Total	$500,340	$12,653	$12,358	$500,635

Classified as Held to Maturity
Mortgage-backed securities	$16,515	$733	$1	$17,247
Obligations of states and political subdivisions	5,135	346	—	5,481

Total	$21,650	$1,079	$1	$22,728

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $12,134 and $3,800, respectively, at March 31, 2010. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at March 31, 2010 with ratings ranging from Caa1 to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

In estimating other-than-temporary impairment (“OTTI”) losses, the Company considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuers, (3) whether the Company intends to sell or, whether it is more likely than not that it would be required to sell, the investments prior to recovery of cost and (4) evaluation of cash flows to determine if they have been adversely affected.

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

Significant Inputs at March 31, 2010

Annual prepayment	1.0%
Projected specific defaults/deferrals	27.0% - 81.0%
Projected severity of loss on specific defaults/deferrals	25.0% - 95.0%
Projected additional defaults:
Year 1	3.0%
Year 2	2.5%
Year 3	2.0%
Year 4	1.0%
Thereafter	0.3%
Projected severity of loss on additional defaults	85.0%
Present value discount rates	3m LIBOR+1.60%-2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the three month period ended March 31, 2010 (in thousands):

2010

Balance at January 1, 2010:
Total OTTI credit related impairment charges at January 1, 2010	$6,557
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized.	1,614
Credit related impairment not previously recognized	158

Balance at March 31, 2010	$8,329

During the three month period ended March 31, 2010, the Company recognized additional pretax credit related impairment charges of $1,524, $158, $88 and $2 on four pooled trust preferred securities which prior to the 2010 charges had book values of $7,455, $2,500, $2,215 and $943, respectively. These charges were recognized due to adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell these securities prior to the recovery of their amortized cost basis.

The following tables reflect the Company’s investment’s fair values and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	$2,996	$5	—	—	$2,996	$5
Mortgage-backed securities	105,766	1,710	$361	$1	106,127	1,711
Obligations of states and political subdivisions	1,136	8	2,667	60	3,803	68
Other debt securities	—	—	4,305	8,342	4,305	8,342

Total debt securities	109,898	1,723	7,333	8,403	117,231	10,126
Mutual funds and other equity securities	—	—	244	170	244	170

Total temporarily impaired securities	$109,898	$1,723	$7,577	$8,573	$117,475	$10,296

Classified as Held to Maturity
Mortage-backed securities	$498	$9	—	—	$498	$9

Total temporarily impaired securities	$498	$9	—	—	$498	$9

December 31, 2009

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	$2,980	$20	$2,980	$20
Mortgage-backed securities	$94,211	$2,208	—	—	94,211	2,208
Obligations of states and political subdivisions	2,055	12	2,889	79	4,944	91
Other debt securities	—	—	4,433	9,904	4,433	9,904

Total debt securities	96,266	2,220	10,302	10,003	106,568	12,223
Mutual funds and other equity securities	—	—	128	135	128	135

Total temporarily impaired securities	$96,266	$2,220	$10,430	$10,138	$106,696	$12,358

Classified as Held to Maturity
Mortgage-backed securities	$489	$1	—	—	$489	$1

Total temporarily impaired securities	$489	$1	—	—	$489	$1

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 153 and 162 at March 31, 2010 and December 31, 2009, respectively. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2010. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at March 31, 2010.

At March 31, 2010 and December 31, 2009, securities having a stated value of approximately $405,000 and $365,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The contractual maturity of all debt securities held at March 31, 2010 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(000’s)

Contractual Maturity
Within 1 year	$24,743	$24,811	—	—
After 1 but within 5 years	30,867	32,110	—	—
After 5 years but within 10 years	104,014	108,621	$5,135	$5,520
After 10 years	22,446	14,350	—	—
Mortgaged-backed Securities	320,152	324,785	14,861	15,615

Total	$502,222	$504,677	$19,996	$21,135

4.  Loans

The major classifications of loans at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(000’s)

Real Estate:
Commercial	$792,447	$783,597
Construction	247,679	255,660
Residential	445,107	454,532
Commercial and Industrial	265,761	274,860
Individual	29,361	26,970
Lease financing	19,569	20,810

Total	1,799,924	1,816,429
Deferred loan fees, net	(4,580)	(5,139)
Allowance for loan losses	(39,363)	(38,645)

Loans, net	$1,755,981	$1,772,645

The following table illustrates nonperforming assets and delinquency at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(000’s)

Loans Past Due 90 Days or More and Still Accruing	$8,504	$6,941
Non-Accrual Loans	69,686	50,590
Other Real Estate Owned	6,937	9,211

Total nonperforming Assets	$85,127	$66,742

Nonperforming assets to total assets at period end	3.04%	2.50%

The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans and a formula component to consider historical loan loss experience and additional risk factors affecting the portfolio. The Company recorded a provision for loan losses of $5,582 and $2,965 for the three month periods ended March 31, 2010 and 2009, respectively.

5.  Goodwill and Other Intangible Assets

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

In connection with the acquisition of New York National Bank (“NYNB”) in the first quarter of 2006, the Company recorded a core deposit premium intangible asset of $3,907 and a related deferred tax liability of $1,805. The core deposit premium has an estimated amortization period of 7 years. Also in connection with this acquisition, the Company recorded $1,378 of goodwill. NYNB was merged into HVB effective March 1, 2010. It currently operates as a division of HVB.

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(000’s)
Deposit Premium	$3,907	$2,372	$3,907	$2,232
Customer Relationships	2,470	1,045	2,470	998
Employment Related	516	405	516	387

Total	$6,893	$3,822	$6,893	$3,617

Intangible assets amortization expense was $206 for both the three month periods ended March 31, 2010 and 2009. The annual intangible assets amortization expense is estimated to be approximately $822 in 2010, $803 in 2011, $748 in 2012 and $190 in 2013.

Goodwill was $23,842 at both March 31, 2010 and December 31, 2009.

6.	Income Taxes

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

The Company and its subsidiaries file various income tax returns in the U.S. federal jurisdiction and the New York State, New York City and Connecticut State jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years after 2006. The Company is currently undergoing an audit by New York State for the years 2005 through 2007. No significant issues have arisen to date in connection with this audit.

The Company has performed an evaluation of its tax positions and has concluded that as of March 31, 2010, there were no significant uncertain tax positions requiring recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the three month period ended March 31, 2010.

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(000’s except share data)
Numerator:
Net income available to common shareholders for basic and diluted earnings per share	$4,855	$6,592
Denominator:
Denominator for basic earnings per common share — weighted average shares	16,021,869	11,713,237
Effect of dilutive securities:
Stock options	77,059	283,674

Denominator for diluted earnings per common share — adjusted weighted average shares	16,098,928	11,996,911

Basic earnings per common share	$0.30	$0.56
Diluted earnings per common share	0.30	0.55
Dividends declared per share	0.23	0.43

Stock options for 259,432 and 107,669 shares of common stock were not considered in computing diluted earnings per share for the three month periods ended March 31, 2010 and 2009, respectively, because they were antidilutive.

In December 2009, the Company declared a 10% stock dividend. Share and per share amounts for 2009 have been retroactively restated to reflect the issuance of the additional shares.

8.  Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (dollars in thousands).

	Three Months
	Ended
	March 31,
	2010	2009

Service cost	$64	$84
Interest cost	139	151
Amortization of transition obligation	—	—
Amortization of prior service cost	(48)	11
Amortization of net loss	150	181

Net periodic pension cost	$305	$427

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2009 Annual Report on Form 10-K that it expected to contribute $649 to the unfunded defined benefit plans during 2010. For the three month period ended March 31, 2010, the Company contributed $162 to these plans.

9.  Stock-Based Compensation

The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. The Company estimates that more than 75% of options granted will vest. Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods. There were no stock options granted during the three month period ended March 31, 2010.

The following table summarizes stock option activity for the three month period ended March 31, 2010:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2009	722,575	$25.42
Granted	—	—
Exercised	(9,054)	14.11
Cancelled or Expired	(14,850)	19.38

Outstanding at March 31, 2010	698,671	$25.69	$1,913	3.8
Exercisable at March 31, 2010	637,441	$24.25	1,913	3.9

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the three month period ended March 31, 2010 or the year ended December 31, 2009.

Net compensation expense of $50 and $66 related to the Company’s stock option plans was included in net income for the three month periods ended March 31, 2010 and 2009, respectively. The total tax benefit related thereto was $1 and $3, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $410 at March 31, 2010. This expense is expected to be recognized over a remaining weighted average period of 1.6 years.

10.	Fair Value

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

The Company’s available for sale securities at March 31, 2010 and December 31, 2009 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$4,017	—	$4,017
Mortgage-backed securities	—	324,785	—	324,785
Obligations of states and political subdivisions	—	171,383	—	171,383
Other debt securities	—	692	$3,800	4,492
Mutual funds and other equity securities	—	10,173	—	10,173

Total assets at fair value	$—	$511,050	$3,800	$514,850

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$20,201	$20,201
Other real estate owned(2)	—	—	6,937	6,937

Total assets at fair value	$—	$—	$27,138	$27,138

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on March 31, 2010 was $23,653 for which a specific allowance of $3,443 has been established within the allowance for loan losses.

(2)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs.

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$5,008	—	$5,008
Mortgage-backed securities	—	316,388	—	316,388
Obligations of states and political subdivisions	—	164,271	—	164,271
Other debt securities	—	884	$3,938	4,822
Mutual funds and other equity securities	—	10,146	—	10,146

Total assets at fair value	$—	$496,697	$3,938	$500,635

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$16,921	$16,921
Other real estate owned(2)	—	—	9,211	9,211

Total assets at fair value	$—	$—	$26,132	$26,132

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans on December 31, 2009 was $20.5 million for which a specific allowance of $3.6 million has been established within the allowance for loan losses.

(2)	Other real estated owned is reported at lower of cost or fair value less anticipated costs to sell. Fair Value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2010 and 2009:

	Level 3 Assets Measured on a Recurring Basis
	For the three months
	ended March 31,
	2010	2009
	(000’s)

Balance at beginning of period	$3,938	$10,786
Transfers into (out of) Level 3	—	—
Net unrealized gain (loss) included in other comprehensive income	1,634	(1,927)
Principal payments	—	—
Recognized impairment charge included in the statement of income	(1,772)	(1,437)

Balance at end of period	$3,800	$7,422

11.  Fair Value of Financial Instruments

The “Financial Instruments” topic of the FASB Accounting Standards Codification requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2010 and December 31, 2009 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value
approximates fair value	$362.0	$362.0	$218.9	$218.9
Held to maturity securities and accrued interest	20.1	21.2	21.7	21.7
FHLB stock	8.5	N/A	8.5	N/A
Loans and accrued interest	1,735.6	1,735.7	1,770.4	1,769.9
Liabilities:
Deposits with no stated maturity and accrued interest	2,077.3	2,077.3	1,968.3	1,968.3
Time deposits and accrued interest	209.4	209.2	206.3	205.9
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	72.5	72.5	53.1	53.1
Other borrowings and accrued interest	124.4	119.9	124.4	119.2
Financial liabilities for which carrying value approximates fair value	—	—	—	—

The estimated fair value of the indicated items was determined as follows:

Financial assets for which carrying value approximates fair value — The estimated fair value approximates carrying amount because of the immediate availability of these funds or based on the short maturities and current rates for similar deposits. Cash and due from banks, interest earning deposits in banks and Federal funds sold are reported in this line item.

Held to maturity securities and accrued interest — The fair value was estimated based on quoted market prices or dealer quotations. Accrued interest is stated at its carrying amounts which approximates fair value.

FHLB stock — It is not practicable to determine its fair value due to restrictions placed on its transferability.

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

12.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial condition and results of operations.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial condition and results of operations.

Other — Certain 2010 amounts have been reclassified to conform to the 2009 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2010 and December 31, 2009, and the consolidated results of operations for the three month periods ended March 31, 2010 and March 31, 2009. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2009 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2009 Annual Report on Form 10-K.

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

The Company and many of its customers continued to be negatively impacted in the first quarter of 2010 by remaining effects of the severe economic downturn, which began in 2008 and continued throughout 2009. The volume of activity in the real estate industry, which is a major source of business for the Company, is significantly down from historical levels. The Company continues to experience declines in the value of real estate collateralizing the majority of its loans as well as increases in delinquent and nonperforming loans. Although there are recent indications, which suggest that the overall economic decline has begun to turn around, the Company expects to continue to experience some negative pressure from current adverse conditions at least into the second quarter of 2010 and perhaps beyond.

Net income for the three month period ended March 31, 2010 was $4.9 million or $0.30 per diluted share, a decrease of $1.7 million or 25.8 percent compared to $6.6 million or $0.55 per diluted share for the three month period ended March 31, 2009. Per share amounts for the 2009 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2009. The decline in net income for the three month period ended March 31, 2010, compared to the same period in the prior year, resulted primarily from sharply higher provisions for loan losses and higher charges for impairment of certain investments, partially offset by significant increases in investment advisory fee income and deposit service charges. The increases in the provision for loan losses and impairment charges reflect a continuing negative impact on the Company’s asset quality resulting from the effects of the current economic downturn.

Total deposits increased $112.3 million during the three month period ended March 31, 2010. The Company experienced growth in both new and existing customers, including growth from new branches added during 2008 and 2009 and from seasonal increases in municipal demand deposits. Proceeds from deposit growth were retained in liquid assets, primarily interest earning bank deposits.

Total loans decreased $16.5 million during the three month period ended March 31, 2010. This decline resulted from a number of factors including decreased loan demand, charge offs and pay downs of existing loans. The Company has continued to experience a slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed properties, as well as additional increases in delinquent and nonperforming loans in other sectors of the loan portfolio, all of which have been adversely impacted by the economic downturn and decline in the real estate market. The Company, however, continues to provide lending availability to both new and existing customers.

The Company’s noninterest income increased slightly for the three month period ended March 31, 2010, compared to the same period in the prior year, primarily as a result of an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of recent significant improvement in both domestic and international equity markets. Assets under management were approximately $1.3 billion at March 31, 2010 and $1.0 billion at March 31, 2009. The overall increase in noninterest income also included growth in deposit service charges, partially offset by an increase in recognized impairment charges related to the Company’s investments in certain pooled trust preferred securities which continue to be adversely affected by the effects of the current economic downturn on the financial services industry.

Nonperforming assets, which include nonaccrual loans, accruing loans delinquent over 90 days and other real estate owned, increased to $85.1 million at March 31, 2010, compared to $66.7 million at December 31, 2009, as overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Although there is growing evidence that the current economic downturn may have begun to turn around, increases in delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans continued during the first quarter of 2010. Despite recent improvement in most economic indicators, the Company’s loan portfolio continues to be adversely impacted by the effects of severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the limited availability of residential mortgage financing, resulted in continued downward pressure on the overall asset quality of the Company’s loan portfolio during the first quarter of 2010. Continuation or worsening of such conditions would have additional adverse effects on asset quality in the future.

During 2009, the Company was able to repay maturing long-term borrowings, all of its brokered certificates of deposit and non-customer related short-term borrowings with liquidity provided primarily by core deposit growth and planned utilization of run-off from our investment securities. During the first quarter of 2010, liquidity from deposit growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity has contributed to the margin compression.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income declined slightly by $0.4 million or 1.4 percent to $29.1 million for the three month period ended March 31, 2010, compared to $29.5 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.9 million for the three month period ended March 31, 2010, compared to $1.1 million for the same period in the prior year.

Non interest income was $2.8 million for the three month period ended March 31, 2010, an increase of $0.1 million or 3.7 percent compared to $2.7 million for the same period in the prior year. The increase was primarily due to an increase in investment advisory fees and other service fees, partially offset by an increase in recognized impairment charges on securities available for sale. Investment advisory fee income has increased as a result of recent general improvement in performance in the global financial markets as well as new business development efforts. Recognized pre-tax impairment charges on securities available for sale of $1.8 million and $1.4 million, respectively, for the three month periods ended March 31, 2010 and 2009. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future.

Non interest expense was $18.5 million for the three month period ended March 31, 2010, an increase of $0.1 million or 0.5 percent compared to $18.4 million for the same period in the prior year. Increases in non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were significantly offset by cost saving measures implemented by the Company during 2009 and continued into 2010. Increases in non interest expense for the three month period ended March 31, 2010, compared to the same period in the prior year, were also partially offset by lower FDIC deposit insurance premiums. Additional premiums imposed by the FDIC in 2009 to replenish shortfalls in the FDIC Insurance Fund have not as yet been imposed to the same degree in 2010. However, additional premium increases and special assessments may continue to be imposed by the FDIC in the future.

The Office of the Comptroller of the Currency (OCC), which is the primary federal regulator of the Bank, has directed greater scrutiny to banks with higher levels of commercial real estate loans. During the fourth quarter of 2009, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. The Company and HVB have continuously exceeded these required regulatory capital ratios since December 31, 2009.

On November 21, 2008 the FDIC adopted the final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”) which is also a part of EESA. Under the TLG Program the FDIC will (1) guarantee certain newly issued senior unsecured debt and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts, NOW accounts paying less than 0.5 percent interest per annum and interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. The temporary coverage for non-interest bearing accounts described in (2) above was extended through December 31 ,2010 with the maximum interest rate reduced to 0.25 percent effective July 1, 2010. The Company has elected to participate in both guarantee programs.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors.

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities that the Company has determined that it is more likely than not that it would not be required to sell prior to maturity or recovery of cost. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary impairment (“OTTI”), management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Other Real Estate Owned (“OREO”) — Real estate properties acquired through loan foreclosure are recorded at lower of cost or estimated fair value, net of estimated selling costs, at time of foreclosure establishing a new cost basis. Credit losses arising at the time of foreclosure are charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Routine holding costs are charged to expense as incurred.

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of March 31, 2010 and December 31, 2009 did not indicate impairment of its goodwill or identified intangible assets.

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

Stock-Based Compensation — The Company has stock option plans that provide for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Options are granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant. Stock options under the Company’s plans vest over various periods. Vesting periods range from immediate to five years from date of grant. Options expire up to ten years from the date of grant. Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Non-employee stock options are expensed as of the date of grant. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 9 “Stock-Based Compensation” herein for additional discussion

Results of Operations for the Three Month Periods Ended March 31, 2010 and March 31, 2009

Summary of Results

The Company reported net income of $4.9 million for the three month period ended March 31, 2010, a decrease of $1.7 million or 25.8 percent compared to $6.6 million for the same period in the prior year. The decrease in net income for the three month period ended March 31, 2009, compared to the same period in the prior year, reflected a significantly higher provision for loan losses, slightly higher noninterest expense and slightly lower net interest income, partially offset by higher non interest income and a lower effective tax rate. The provision for loan losses totaled $5.6 million for the three month period ended March 31, 2010, compared to $3.0 million for the same period in the prior year. Non interest income includes $1.8 million and $1.4 million of pretax recognized impairment charges related to certain securities in the Company’s investment portfolio for the three month periods ended March 31, 2010 and 2009, respectively. Non interest expense includes $1.1 million of FDIC deposit insurance premiums for the three month period ended March 31, 2010, compared to $1.6 million for the same period in the prior year. The increases in the provisions for loan losses and recognized impairment charges for the 2010 period compared to the prior year period, are a direct result of the continued negative effects that the current economic downturn has had on the performance and collateral values of the Company’s loan portfolios, the underlying credit and marketability of certain securities in its investment portfolio, and the overall performance of the financial services industry in general. Increases in non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were significantly offset by cost saving measures implemented by the Company during 2009 and continued into 2010. Increases in non interest expense for the three month period ended March 31, 2010, compared to the same period in the prior year, were also partially offset by lower FDIC deposit insurance premiums. Additional premiums imposed by the FDIC in 2009 to replenish shortfalls in the FDIC Insurance Fund have not as yet been imposed to the same degree in 2010. However, additional premium increases and special assessments may continue to be imposed by the FDIC in the future.

Diluted earnings per share were $0.30 for the three month period ended March 31, 2010, a decrease of $0.25 or 45.5 percent compared to $0.55 for the same period in the prior year. This decrease is primarily a result of the changes in net income in the current year period compared to the prior year period. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December 2009. Annualized returns on average stockholders’ equity and average assets were 6.5 percent and 0.7 percent for the three month period ended March 31, 2010, compared to 13.1 percent and 1.0 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 6.6 percent and 13.0 percent, respectively for the three month periods ended March 31, 2010 and 2009. Adjusted average stockholders’ equity excludes the effects of net unrealized gains, net of tax of $1.8 million and unrealized losses, net of tax, of $1.4 million, on securities available for sale for the three month periods ended March 31, 2010 and 2009, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measures more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

  Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2010 and March 31, 2009, as well as total interest and corresponding yields and rates. The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent in 2010 and 2009.

	Three Months Ended March 31,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in Banks	$181,154	$93	0.21%	$7,893	$5	0.25%
Federal funds sold	88,102	42	0.19	5,606	10	0.71
Securities:(1)
Taxable	362,191	3,687	4.07	474,535	5,447	4.59
Exempt from federal income taxes	169,939	2,631	6.19	204,462	3,318	6.49
Loans, net(2)	1,758,302	27,564	6.27	1,696,565	27,017	6.37

Total interest earning assets	2,559,688	34,017	5.32	2,389,061	35,797	5.99

Non interest earning assets:
Cash & due from banks	42,009			41,449
Other assets	141,787			115,977

Total non interest earning assets	183,796			157,426

Total assets	$2,743,484			$2,546,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$889,697	$2,180	0.98%	$680,092	$2,220	1.31%
Savings	112,779	128	0.45	95,796	115	0.48
Time	207,127	674	1.30	313,109	1,306	1.67
Checking with interest	328,819	353	0.43	182,106	195	0.43
Securities sold under repo & other s/t borrowings	66,071	77	0.47	195,122	314	0.64
Other borrowings	123,777	1,498	4.84	196,810	2,101	4.27

Total interest bearing liabilities	1,728,270	4,910	1.14	1,663,035	6,251	1.50

Non interest bearing liabilities:
Demand deposits	693,881			651,138
Other liabilities	25,189			29,143

Total non interest bearing liabilities	719,070			680,281

Stockholders’ equity(1)	296,144			203,171

Total liabilities and stockholders’ equity	$2,743,484			$2,546,487

Net interest earnings		$29,107			$29,546

Net yield on interest earning assets			4.55%			4.95%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.

(2)	Includes loans classified as non-accrual.

(3)	The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below.

Average Balances and Interest Rates

Non-GAAP Reconciliation to GAAP

	Three Months Ended
	March 31
	2010	2009

Total interest earning assets:
As reported	$2,562,904	$2,386,544
Unrealized gain (loss) on securities available-for-sale (1)	3,216	(2,517)

Adjusted total interest earning assets	$2,559,688	$2,389,061

Net interest earnings:
As reported	$28,186	$28,385
Adjustment to tax equivalency basis (2)	921	1,161

Adjusted net interest earnings	$29,107	$29,546

Net yield on interest earning assets:
As reported	4.40%	4.76%
Effects of (1) and (2) above	0.15%	0.19%

Adjusted net interest earnings	4.55%	4.95%

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2010 and March 31, 2009.

	(000’s)
	Three Month Period Increase
	(Decrease) Due to Change in
	Volume	Rate	Total(1)

Interest income:
Deposits in Banks	$110	$(22)	$88
Federal funds sold	147	(115)	32
Securities:
Taxable	(1,290)	(470)	(1,760)
Exempt from federal income taxes	(560)	(127)	(687)
Loans, net	983	(436)	547

Total interest income	(610)	(1,170)	(1,780)

Interest expense:
Deposits:
Money market	684	(724)	(40)
Savings	20	(7)	13
Time	(442)	(190)	(632)
Checking with interest	157	1	158
Securities sold under repo & other s/t borrowings	(208)	(29)	(237)
Other borrowings	(780)	177	(603)

Total interest expense	(569)	(772)	(1,341)

Increase (decrease) in interest differential	$(41)	$(398)	$(439)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2010 and 2009.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The Company continues to invest in the growth of its businesses. During 2009, the Company repaid any maturing long-term borrowings, all of its brokered certificates of deposit and all non-customer related short-term borrowings with liquidity provided primarily by core deposit growth and planned utilization of run-off from our investment securities. Additional liquidity provided from deposit growth during the first quarter of 2010, as well as from the proceeds from the Company’s capital raise in the fourth quarter of 2009, has been temporarily invested in short term instruments, primarily interest earning bank deposits. While these actions have resulted in some expected compression of the Company’s net interest margin, management believes that it is an appropriate strategy to properly position the Company’s balance sheet as the economy emerges from the recent severe downturn.

Overall asset quality has continued to be adversely affected by the current state of the economy. During the first quarter of 2010, the Company experienced continued increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans. Changes in the amount and mix of assets and liabilities, as well as the level of nonperforming loans, have a direct impact on net interest income. The Company expects some continued downward pressure on net interest income for the near future as a result of the increased level of its short term investments and reduced loan demand.

The Company has made efforts throughout the extended period of severe economic uncertainty and fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. The Company continues to increase the number of loans originated with interest rate floors and exercise caution in reinvestment of excess liquidity provided from continued strong deposit growth. These actions are being conducted partially to maintain flexibility in reaction to the continuation of historically low interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets. The result of these efforts has enabled the Company, given the difficulties being encountered in the current economic crisis, to maximize the effective repositioning of its portfolios from both asset and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, decreased slightly by $0.4 million or 1.4 percent to $29.1 million for the three month period ended March 31, 2010, compared to $29.5 million for the same period in the prior year. Net interest income was slightly lower due to a decrease in the tax equivalent basis net interest margin to 4.55 percent for the three month period ended March 31, 2010, compared to 4.95 percent for the same period in the prior year, partially offset by a $111.1 million or 15.4 percent increase in the excess of adjusted average interest earning assets over interest bearing liabilities to $834.6 million for the three month period ended March 31, 2010 from $723.5 million for the same period in the prior year. For purposes of the financial information included in this section, the Company adjusts average interest earning assets to exclude the effects of unrealized gains and losses on securities available for sale and adjusts net interest income to a tax equivalent basis. Management believes that this alternate presentation more closely reflects actual performance, as it is consistent with the Company’s stated asset/liability management strategies. The effects of these non-GAAP adjustments to tax equivalent basis net interest income and adjusted average assets are included in the table presented in “Average Balances and Interest Rates” section herein.

Interest income is determined by the volume of and related rates earned on interest earning assets. A volume decrease in investments and a lower average yield on interest earning assets, partially offset by volume increases in loans, Federal funds sold and interest earning deposits resulted in lower interest income for the three months ended March 31, 2010, compared to the same period in the prior year. Adjusted average interest earning assets for the three month period ended March 31, 2010 increased $170.6 million or 7.1 percent to $2,559.7 million from $2,389.1 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans increased $61.7 million or 3.6 percent to $1,758.3 million for the three month period ended March 31, 2010 from $1,696.6 million for the same period in the prior year. The increase in average net loans reflect the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. The average yield on loans was 6.27 percent for the three month period ended March 31, 2010, compared to 6.37 percent for the same period in the prior year. An increase in non accrual loans was a contributing factor to the slightly lower net interest margin in the 2010 period. As a result, interest income on loans was higher for the three month period ended March 31, 2010, compared to the same period in the prior year, due to higher volume, partially offset by slightly lower average interest rates.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, decreased $146.9 million or 21.6 percent to $532.1 million for the three month period ended March 31, 2010 from $679.0 million for the same period in the prior year. The decrease in average total securities resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. The decrease in average total securities for the three month period ended March 31, 2010, compared to the same period in the prior year reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations, obligations of state and political subdivisions, FHLB stock and other securities. The average tax equivalent basis yield on securities was 4.75 percent for the three month period ended March 31, 2010, compared to 5.16 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three month period ended

March 31, 2010, compared to the same period in the prior year, due to lower volume and lower interest rates. Increases and decreases in average FHLB stock results from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $1.4 million or 22.2 percent to $4.9 million for the three month period ended March 31, 2010 from $6.3 million for the same period in the prior year. Average interest bearing liabilities increased $65.3 million or 3.9 percent to $1,728.3 million for the three month period ended March 31, 2010 from $1,663.0 million for the same period in the prior year. The increase in average interest bearing liabilities for the three month period ended March 31, 2010, compared to the same period in the prior year, was due to volume increases in interest bearing demand deposits, partially offset by volume decreases in time deposits, securities sold under repurchase agreements and other short-term borrowings and other borrowings. The increases in average interest bearing demand deposits include approximately $101 million of growth which resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. In addition to above mentioned deposit growth, the Company experienced significant growth in new customers both in existing branches and new branches added during 2008 and 2009. Overall deposit growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. In 2009, proceeds from deposit growth were used primarily to reduce long term and short term debt and to fund loan growth. Additional proceeds from deposit growth during the three period ended ended March 31, 2010 have been temporarily invested in liquid investments, primarily interest earning deposits in banks. The decreases in average short-term and other borrowings for the three month period ended March 31, 2010, compared to the same period in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 1.14 percent for the three month period ended March 31, 2010, compared to 1.50 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three month period ended March 31, 2010, compared to the same period in the prior year due to lower interest rates, partially offset by higher volume.

Average non interest bearing demand deposits increased $42.8 million or 6.6 percent to $693.9 million for the three month period ended March 31, 2010 from $651.1 million for the same period in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2010 and 2009 is as follows:

	Three Month
	Period Ended
	March 31,
	2010	2009

Average interest rate on:
Total average interest earning assets	5.32%	5.99%
Total average interest bearing liabilities	1.14	1.50
Total interest rate spread	4.18	4.49

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. The interest rate spread decreased for the three month period ended March 31, 2010, compared to the prior year period, primarily as a result of the increase in the interest earning bank deposits as a percentage of interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of the net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $5.6 million and $3.0 million for the three month periods ended March 31, 2010 and 2009, respectively. The provision for loan losses is charged to income to bring the

Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income

Non interest income increased $0.1 million, or 3.7 percent to $2.8 million for the three month period ended March 31, 2010, as compared to $2.7 million for the prior year period. The overall increase in noninterest income also included growth in deposit service charges, partially offset by an increase in recognized impairment charges related to the Company’s investments in certain pooled trust preferred securities which continue to be adversely affected by the effects of the current economic downturn on the financial services industry.

Service charges income increased $0.2 million or 12.5 percent to $1.8 million for the three month period ended March 31, 2010, as compared to $1.6 million for the prior year period. The increase was primarily due to growth in deposit activity and other services charges and increases in scheduled fees.

Investment advisory fee income for the three month period ended March 31, 2010 increased $0.3 million or 15.8 percent to $2.2 million from $1.9 million in the prior year period. Fee income from this source increased primarily as a result of the effects of recent significant improvement in both domestic and international equity markets. Assets under management were approximately $1.3 billion at March 31, 2010 and $1.0 billion at March 31, 2009.

The Company recognized credit related impairment charges on securities available for sale of $1.8 million and $1.4 million for the three month periods ended March 31, 2010 and 2009, respectively. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional significant impairment charges on these securities in the future.

Other income for the three month period ended March 31, 2010 decreased $0.1 million or 16.7 percent to $0.5 million from $0.6 million in the prior year period. The decrease was primarily the result of decreased rental income in the current period and non-recurring services charges recorded in the prior year period.

Non Interest Expense

Non interest expense for the three month period ended March 31, 2010 of $18.5 million was essentially unchanged from the prior year period. Increases in professional services, occupancy, salaries and benefits and other operating expenses were offset by a decrease in FDIC assessments.

Salaries and employee benefits, the largest component of non interest expense, for the three month period ended March 31, 2010 increased $0.1 million or 1.0 percent to $9.9 million from $9.8 million in the prior year period. This increase resulted from a partial reinstatement of the incentive compensation plan and increased costs related to medical and dental benefits partially offset by planned personnel reductions instituted in 2009.

Occupancy expense for the three month period ended March 31, 2010 increased $0.1 million or 4.8 percent to $2.2 million from $2.1 million in prior year period. This increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services for the three month period ended March 31, 2010 increased $0.2 million or 18.2 percent to $1.3 million from $1.1 million in the prior year period. This increase was primarily due to costs related to the formation of a new subsidiary of the Company.

Equipment expense for the three month period ended March 31, 2010 was essentially unchanged from the prior year period.

Business development expense for the three month period ended March 31, 2010 was essentially unchanged from the prior year period.

The assessment of the Federal Deposit Insurance Corporation (“FDIC”) for the three month period ended March 31, 2010 decreased $0.5 million to $1.1 million from $1.6 million in the prior year period. The decrease was due to additional premiums that were imposed by the FDIC in the prior year period to replenish shortfalls in the FDIC Insurance Fund which resulted from the current economic crisis.

Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2010 compared to March 31, 2009, were due to the following:

•	Decrease of $227,000 (176.0%) in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies partially offset by increases in banker’s professional and automobile insurance costs.

•	Decrease of $64,000 (20.9%) in stationery and printing costs due to decreased consumption.

•	Decrease of $24,000 (11.7%) in communication cost due to the implementation of more efficient systems.

•	Decrease of $17,000 (8.5%) in courier costs due to the implementation of a remote capture system.

•	Increase of $435,000 (258.9%) in other loan expenses due to costs associated with properties held in other real estate owned and increased collection costs.

•	Decrease of $17,000 (23.3%) in dues, meetings and seminars due to decreased participation in such events.

Income Taxes

Income taxes of $2.1 million and $3.0 million were recorded in the three month periods ended March 31, 2010 and 2009, respectively. Overall effective tax rate of 30.1 percent for the three month period ended March 31, 2010 was lower compared to 31.5 percent for the same period in the prior year. The 2010 effective rate was lower primarily due to the fact that tax-exempt income represented a higher percentage of pretax income in 2010 compared to 2009. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

  Assets

The Company had total assets of $2,804.2 million at March 31, 2010, an increase of $138.6 million or 5.2 percent from $2,665.6 million at December 31, 2009.

Cash and Due from Banks

Cash and due from banks was $290.4 million at March 31, 2010, an increase of $123.4 million or 73.9 percent from $167.0 million at December 31, 2009. In the fourth quarter of 2008, the Federal Reserve Bank began paying interest on both required reserve balances and excess reserve balances. Included in cash and due from banks is interest earning deposits of $251.2 million at March 31, 2010 and $127.7 million at December 31, 2009. The increase was a result of deposit growth and loan paydowns which have not yet been deployed into investments or loans.

Federal Funds Sold

Federal funds sold totaled $71.6 million at March 31, 2010 which was an increase of $19.7 million or 38.0 percent from $51.9 million at December 31, 2009. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments.

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

The securities portfolio, which consists of various debt and equity securities, totaled $534.8 million at March 31, 2010 an increase of $12.5 million or 2.4 percent from $522.3 million at December 31, 2009. FHLB stock totaled $8.5 million at both March 31, 2010 and December 31, 2009.

Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. The available for sale portfolio totaled $514.9 million at March 31, 2010 which was a $14.3 million or 2.9 percent increase from $500.6 million at December 31, 2009. The held to maturity portfolio an increase of totaled $20.0 million at March 31, 2010, which was a decrease of $1.7 million or 7.8 percent from $21.7 million at December 31, 2009.

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(000s)

Classified as Available for Sale
U.S. Treasury and government agencies	$4,003	$19	$5	$4,017
Mortgage-backed securities	320,152	6,344	1,711	324,785
Obligations of states and political subdivisions	165,240	6,211	68	171,383
Other debt securities	12,827	7	8,342	4,492

Total debt securities	502,222	12,581	10,126	504,677
Mutual funds and other equity securities	9,172	1,171	170	10,173

Total	$511,394	$13,752	$10,296	$514,850

Classified as Held to Maturity
Mortgage-backed securities	$14,861	$763	$9	$15,615
Obligations of states and political subdivisions	5,135	385	—	5,520

Total	$19,996	$1,148	$9	$21,135

December 31, 2009

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(000’s)

Classified as Available for Sale
U.S. Treasury and government agencies	$4,995	$33	$20	$5,008
Mortgage-backed securities	312,996	5,600	2,208	316,388
Obligations of states and political subdivisions	158,465	5,897	91	164,271
Other debt securities	14,712	14	9,904	4,822

Total debt securities	491,168	11,544	12,223	490,489
Mutual funds and other equity securities	9,172	1,109	135	10,146

Total	$500,340	$12,653	$12,358	$500,635

Classified as Held to Maturity
Mortgage-backed securities	$16,515	$733	$1	$17,247
Obligations of states and political subdivisions	5,135	346	—	5,481

Total	$21,650	$1,079	$1	$22,728

U.S. Treasury and government agency obligations classified as available for sale totaled $4.0 million at March 31, 2010, a decrease of $1.0 million or 20.0 percent from $5.0 million at December 31, 2009. The decrease was due to maturities and calls of $1.0 million.. There were no U.S. Treasury or government agency obligations classified as held to maturity at March 31, 2010 or at December 31, 2009.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $324.8 million at March 31, 2010, an increase of $8.4 million or 2.7 percent from $316.4 million at December 31, 2009. The increase was due to purchases of $43.2 million and other changes of $0.9 million which were partially offset by maturities and principal paydowns of $30.8 million and sales of $4.9 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $14.9 million at March 31, 2010, a decrease of $1.6 million or 9.7 percent from $16.5 million at December 31, 2009. The decrease was due to maturities and principal paydowns of $1.7 million which was partially offset by other increases of $0.1 million.

Obligations of state and political subdivisions classified as available for sale totaled $171.4 million at March 31, 2010, an increase of $7.1 million or 4.3 percent from $164.3 million at December 31, 2009. The increase was due to purchases of $15.4 million and other increases of $0.3 million which was partially offset by maturities and calls of $8.6 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both March 31, 2010 and December 31, 2009. The combined available for sale and held to maturity obligations of state and political subdivisions at March 31, 2010 were comprised of approximately 74 percent of New York State political subdivisions and 26 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities classified as available for sale decreased $0.3 million, or 6.3 percent, to $4.5 million at March 31, 2010 from $4.8 million at December 31, 2009. The decrease was due to other changes of $0.1 million and maturities and calls of $0.2 million. Included in other changes were $1.8 million of credit related impairment charges related to the Company’s investments in pooled trust preferred securities. These pooled trust preferred securities, which have an aggregate cost basis of $12.1 million and $13.8 million as of March 31, 2010 and December 31, 2009, respectively, have suffered severe declines in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges of these securities.

Mutual funds and other equity securities totaled $10.2 million at March 31, 2010, an increase of $0.1 million or 1.0 percent from $10.1 million at December 31, 2009. All mutual funds and other equity securities are classified as available for sale.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $8.5 million at both March 31, 2010 and December 31, 2009.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2010 or December 31, 2009.

Loans

Net loans totaled $1,756.0 million at March 31, 2010, a decrease of $16.6 million or 0.9 percent from $1,772.6 million at December 31, 2009. The decrease resulted principally from a $9.4 million decrease in residential loans, a $9.1 million decrease in commercial and industrial loans, a $8.0 million decrease in construction loans and a $1.2 million decrease in lease financing. These decreases were partially offset by a $8.9 million increase in commercial real estate loans and a $2.4 million increase in loans to individuals.

Major classifications of loans at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(000’s)

Real Estate:
Commercial	$792,447	$783,597
Construction	247,679	255,660
Residential	445,107	454,532
Commercial and industrial	265,761	274,860
Individuals	29,361	26,970
Lease financing	19,569	20,810

Total	1,799,924	1,816,429
Deferred loan fees, net	(4,580)	(5,139)
Allowance for loan losses	(39,363)	(38,645)

Loans, net	$1,755,981	$1,772,645

The Company expects to increase its focus on and holdings of multi-family loans originated in the New York City area.

Nonperforming assets and delinquency have increased significantly since December 31, 2008 as the cumulative effect of the current economic downturn has continued to impact the Company’s customers and market area. The following table illustrates the trend in nonperforming assets and delinquency from March 2010 to March 2009.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	$7,061	$6,210	$8,745	$4,034	$1,468
Construction	—	—	4,018	5,445	3,702
Residential	1,048	401	2,051	1,021	655

Total Real Estate	8,109	6,611	14,814	10,500	5,825
Commercial & Industrial	394	273	5,779	843	60
Lease Financing and Individuals	1	57	285	61

Total Loans Past Due 90 Days or More and Still Accruing	8,504	6,941	20,878	11,404	5,885

Non-Accrual Loans:
Real Estate:
Commercial	30,292	20,957	16,308	13,131	7,850
Construction	17,466	10,057	7,640	11,470	12,503
Residential	17,756	15,621	15,118	14,342	6,314

Total Real Estate	65,514	46,635	39,066	38,943	26,667
Commercial & Industrial	3,988	3,821	754	2,253	1,080
Lease Financing and Individuals	184	134	49	112	112

Total Non-Accrual Loans	69,686	50,590	39,869	41,308	27,859

Other Real Estate Owned	6,937	9,211	5,063	7,188	5,455

Total Nonperforming Assets	$85,127	$66,742	$65,810	$59,900	$39,199

Nonperforming assets to total assets at period end	3.04%	2.50%	2.55%	2.34%	1.54%

There was no interest income on non-accrual loans included in net income for the three month period ended March 31, 2010 and the year ended December 31, 2009. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $2.3 million and $3.0 million for the three month period ended March 31, 2010 and the year ended December 31, 2009, respectively.

The overall increase in nonperforming assets has primarily resulted from the current severe economic slowdown, which has had negative effects on real estate values, sales and available financing, particularly in the commercial and residential real estate sectors. Continuation of this condition could result in additional increases in nonperforming assets and charge-offs in the future.

During the three month period ended March 31, 2010:

•	Non-accrual commercial loans increased $9.3 million resulting from the transfer of eight loans totaling $9.6 million, which was partially offset by principal payments of $0.3 million.

•	Non-accrual construction loans increased $7.4 million, resulting from the transfer of four loans totaling $7.4 million.

•	Non-accrual residential loans increased $2.1 million resulting from the transfer of five loans totaling $6.4 million, which was partially offset by charge-offs of $4.3 million.

•	Non-accrual commercial and industrial loans increased $0.1 million resulting from the transfer of ten loans totaling $0.8 million which was partially offset by charge-offs of $0.2 million, the transfer of one loan totaling $0.4 million back to accrual and payments of $0.1 million.

•	Other real estate owned decreased $2.3 million resulting from the $2.3 million sale of one property.

At March 31, 2010, there were twelve loans totaling $ 8.5 million which were past due 90 days or more and still accruing, compared to nineteen loans totaling $ 6.9 million at December 31, 2010. In addition, the Company had $30.9 million and $32.0 million of accruing loans that were 30-89 days delinquent at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $19.1 million to $69.7 million at March 31, 2010 from $50.6 million at December 31, 2009. Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

Loans considered to be impaired totaled $69.7 million and $50.6 million at March 31, 2010 and December 31, 2009, respectively. As required by the “Receivable” topic of the FASB Accounting Standards Codification, these loans have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At March 31, 2010, the Company had $3.4 million in reserves specifically allocated to 17 impaired loans. At December 31, 2009 there were $3.6 million of reserves specifically allocated to 7 impaired loans.

There was one restructured loan for $0.6 million at March 31, 2010 and December 31, 2009 that was considered a troubled debt restructuring. That loan is on non-accrual status.

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

See “Critical Accounting Policies” for a detailed description of the methodology employed by the Company in determining the specific and formula components of the allowance for loan losses.

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change
	March 31,	During	December 31,
	2010	2010	2009

Components
Specific:
Real Estate:
Commercial	$855	$855	—
Construction	1,703	1,578	$125
Residential	276	(2,202)	2,478
Commercial and Industrial	131	(365)	496
Lease Financing and individuals	478	3	475

Total Specific component	$3,443	(131)	$3,574

Formula:
Real Estate:
Commercial	$15,975	$702	$15,273
Construction	5,245	(432)	5,677
Residential	8,496	1,268	7,228
Commercial and Industrial	6,165	(665)	6,830
Lease Financing and individuals	39	(24)	63

Total Formula component	$35,920	849	$35,071

Total Allowance	$39,363		$38,645

Net Change		718
Net Charge-offs		(4,864)

Provision for loan losses		$5,582

		Change
	March 31,	During	December 31,
	2009	2009	2008

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	—	—	—
Residential	$440	$440	—
Commercial and Industrial	—	—	—
Lease Financing and individuals	—	—	—

Total Specific component	$440	$440	—

Formula:
Real Estate:
Commercial	$8,355	$135	$8,220
Construction	4,170	500	3,670
Residential	4,922	728	4,194
Commercial and Industrial	6,276	4	6,272
Lease Financing and individuals	36	(145)	181

Total Formula component	$23,759	1,222	$22,537

Total Allowance	$24,199		$22,537

Net Change		1,662
Net Charge-offs		(1,303)

Provision for loan losses		$2,965

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company often records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. At March 31, 2010, the Company had $3.4 million of specific reserves allocated to 17 impaired loans. There were $3.6 million of specific reserves allocated to 7 impaired loans as of December 31, 2009. The Company’s analyses as of March 31, 2010 and December 31, 2009 indicated that impaired loans were principally real estate collateral dependent or guaranteed under U.S. government programs and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the formula component of the allowance for loan losses at March 31, 2010:

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. While there have been some recent signs of increased activity in the real estate sectors of the market, persistent negative effects from the unprecedented economic downturn experienced in 2009 and 2008 have continued to negatively affect the cash flow of many of the Company’s customers. Although current indicators show that the economic downturn may have bottomed out, recovery is expected to be a slow process. In addition, despite some evidence of recent improvement, housing prices have continued to decline and the availability of mortgage financing continues to be limited. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Concentration — The primary collateral for the Company’s loans is real estate, particularly commercial real estate. The current economic downturn has had a severely negative effect on activity and values throughout the real estate industry, which has heightened risk associated with this concentration. Therefore, consideration of the changes in levels of risk associated with concentrations resulting from adverse conditions in the marketplace is part of the determination of the formula component of the allowance.

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are considered in the determination of the formula component of the allowance. During the year ended December 31, 2009 and into the first quarter of 2010, the market for new construction has continued to slow significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the three period ended ended March 31, 2010, nonperforming assets and delinquencies have continued to increase. We believe this increase is due to lagging effects of the economic downturn within the economy and our local market area. Changes in overall asset quality are considered in determining the formula component of the allowance for loan losses.

•	Loan participations — We purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Due to the severely negative impact that the recent economic downturn has had on the financial services industry, risk associated with participation with other financial institutions has increased. In addition, since many of these relationships are relatively new, we do not yet have an established record of performance. The potential impact of these factors on any probable losses with respect to loan participation relationships is considered in the determination of the formula component of the allowance for loan losses.

A summary of the activity in the allowance for loans losses during the three month periods ended March 31, 2010 and 2009 follows:

	March 31,
	2010	2009
	(000’s except percentages)

Net loans outstanding at end of period	$1,755,981	$1,715,856

Average net loans outstanding during the period	1,758,302	1,696,565

Allowance for loan losses:
Balance, beginning of the year	38,645	22,537
Provision charged to expense	5,582	2,965

	44,227	25,502

Charge-off and recoveries during the period
Charge-offs:
Real Estate:
Commercial	(114)	—
Construction	(112)	—
Residential	(4,396)	(611)
Commercial and Industrial	(249)	(684)
Lease Financing and individuals	(23)	(31)
Recoveries
Real Estate:
Commercial	—	—
Construction	—	—
Residential	6	—
Commercial and Industrial	18	13
Lease Financing and individuals	6	10

Net charge-offs during the period	(4,864)	(1,303)

Balance, at period end	$39,363	$24,199

Ratio of net charge-offs to average net loans outstanding during the period	0.28%	0.08%
Ratio of allowance for loan losses to gross loans outstanding at end of the period	2.18%	1.39%

In determining the allowance for loan losses at March 31, 2010, in addition to historical loss experience and the other relevant factors disclosed above, management considered the increase in nonperforming loans. Nonperforming loans totaled $78.2 million at period end, an increase of $20.7 million from $57.5 million at December 31, 2009. Despite the increase in nonperforming loans, specific reserves declined slightly from $3.6 million to $3.4 million, at December 31, 2009 and March 31, 2010, respectively. Management performs a specific impairment analysis on all nonperforming loans and since most loans are well collateralized by real estate properties the specific reserves on these loans have been relatively low. Thus, additions to the reserve are not always proportional with increases in nonperforming loans. Additionally, in some cases management takes partial charge-offs on loans at the time of transfer to the nonperforming category when it is probable a loss will be incurred. This further reduces the need for additional specific allocations on these loans. Accordingly, the current period provision for loan losses reflects increases in historical and qualitative factors as well as additions to specific reserves offset by charge-offs on loans with previously existing specific reserves.

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	March 31, 2010
	(000’s except percentages)
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$16,830	$792,447	44.03%
Construction	6,948	247,679	13.76%
Residential	8,772	445,107	24.73%
Commercial & Industrial	6,296	265,761	14.77%
Lease Financing & Individuals	517	48,930	2.71%

Total	$39,363	$1,799,924	100.00%

	December 31, 2009
	(000’s except percentages)
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$15,273	$783,597	43.14%
Construction	5,802	255,660	14.07%
Residential	9,706	454,532	25.02%
Commercial & Industrial	7,326	274,860	15.13%
Lease Financing & Individuals	538	47,780	2.64%

Total	$38,645	$1,816,429	100.00%

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed. By assessing the estimated losses incurred in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

  Deposits

Deposits totaled $2,284.9 million at March 31, 2010, an increase of $112.3 million or 5.2 percent from $2,172.6 million at December 31, 2009. The following table presents a summary of deposits at March 31, 2010 and December 31, 2009.

	(000’s)
	March 31,	December 31,
	2010	2009	Increase (Decrease)

Demand deposits	$706,687	$686,856	$19,831
Money market accounts	928,339	859,693	68,646
Savings accounts	114,762	111,393	3,369
Time deposits of $100,000 or more	148,154	144,817	3,337
Time deposits of less than $100,000	61,048	61,231	(183)
Checking with interest	325,948	308,625	17,323

Total Deposits	$2,284,938	$2,172,615	$112,323

The Company experienced growth in both new and existing customers, including growth from new branches added during 2008 and 2009 and from seasonal increases in municipal demand deposits. Proceeds from deposit growth were retained in liquid assets, primarily interest earning bank deposits.

  Borrowings

Total borrowings were $195.6 million at March 31, 2010, an increase of $18.7 million or 10.6 percent from $176.9 million at December 31, 2009. The overall increase resulted from a $18.7 million increase in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $297.0 million at March 31, 2010, an increase of $3.3 million or 1.1 percent from $293.7 million at December 31, 2009. The increase in stockholders’ equity resulted from net income of $4.9 million, increases in accumulated other comprehensive income of $2.0 million and $0.1 million of net increases related to exercises of stock options, partially offset by $3.7 million of cash dividends paid on common stock.

The Company’s and the Bank’s capital ratios at March 31, 2010 and December 31, 2009 are as follows:

			Minimum to be	Enhanced Capital Requirements
	March 31,	December 31,	Considered	Effective
	2010	2009	Well Capitalized	as of December 31, 2009

Leverage ratio:
Company	9.9%	10.2%	5.0%	N/A
HVB	8.3	8.4	5.0	8.0%
Tier 1 capital:
Company	14.2%	13.9%	6.0%	N/A
HVB	11.9	11.4	6.0	10.0%
Total capital:
Company	15.4%	15.2%	10.0%	N/A
HVB	13.1	12.7	10.0	12.0%

The Office of the Comptroller of the Currency (OCC), which is the primary federal regulator of the Bank, has directed greater scrutiny to banks with higher levels of commercial real estate loans. During the fourth quarter of 2009, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. The Company and HVB have continuously exceeded these required regulatory capital ratios since December 31, 2009.

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

The Company’s liquid assets at March 31, 2010 include cash and due from banks of $290.4 million of which $251.2 million are interest earning deposits and Federal funds sold of $71.6 million. Interest earning deposits and Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions and which are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $91.1 million at March 31, 2010. This represented 17.1 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $302.9 million, or 16.8 percent of loans at March 31, 2010, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of March 31, 2010, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at March 31, 2010. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling up to $970 million of which no amounts were outstanding as at March 31, 2010. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no amounts outstanding with the Federal Reserve at March 31, 2010.

As of March 31, 2010, the Company had qualifying loan and investment securities totaling approximately $359 million which could be utilized under available borrowing programs thereby increasing liquidity.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2010. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 include, but are not limited to, statements regarding:

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

We assume no obligation for updating any such forward-looking statements at any time.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2009 were previously reported in the Company’s 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2010 compared to December 31, 2009.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2010. The Company had no derivative financial instruments in place at March 31, 2010 and December 31, 2009.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2010 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at March 31, 2010, shows a positive cumulative static gap of $172.5 million in the one year time frame.

The Company’s policy limit on interest rate risk has remained unchanged since December 31, 2002. The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2010.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	March 31,
Gradual Change in Interest Rates	2010	Policy Limit

+200 basis points	2.2%	(5.0)%
–100 basis points	(1.3)%	(5.0)%

Since March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and –100 basis points scenario is within the Company’s policy limits.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended March 31, 2010, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2009 Annual Report on Form 10-K under “Risk Factors”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.  Exhibits

(A) Exhibits

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

(1) Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown
Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer

May 10, 2010