Form 10-Q
period 2010-06-30
HUDSON VALLEY HOLDING CORP
filed 2010-08-09
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Dollars in thousands, except per share amounts

	Three Months Ended
	June 30,
	2010	2009

Interest Income:
Loans, including fees	$27,127	$27,374
Securities:
Taxable	3,560	4,483
Exempt from Federal income taxes	1,621	2,032
Federal funds sold	36	14
Deposits in banks	166	7

Total interest income	32,510	33,910

Interest Expense:
Deposits	3,319	3,719
Securities sold under repurchase agreements and other short-term borrowings	71	87
Other borrowings	1,440	1,925

Total interest expense	4,830	5,731

Net Interest Income	27,680	28,179
Provision for loan losses	28,548	11,527

Net interest income (loss) after provision for loan losses	(868)	16,652

Non Interest Income:
Service charges	1,612	1,392
Investment advisory fees	2,289	1,755
Recognized impairment charge on securities available for sale (includes $1,256 and $8,450 of total losses in 2010 and 2009, respectively, less $745 and $6,335 of losses on securities available for sale, recognized in other comprehensive income in 2010 and 2009, respectively,)	(511)	(2,115)
Realized gain on securities available for sale, net	7	52
Loss on other real estate owned	(1,359)	—
Other income	646	753

Total non interest income	2,684	1,837

Non Interest Expense:
Salaries and employee benefits	9,508	10,415
Occupancy	1,911	1,888
Professional services	1,549	1,001
Equipment	969	1,046
Business development	548	491
FDIC assessment	1,187	2,087
Other operating expenses	2,466	2,711

Total non interest expense	18,138	19,639

Income (loss) Before Income Taxes	(16,322)	(1,150)
Income Taxes (benefit)	(5,367)	(1,460)

Net Income (Loss)	$(10,955)	$310

Basic Earnings (Loss) Per Common Share	$(0.68)	$0.03
Diluted Earnings (Loss) Per Common Share	$(0.68)	$0.03

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Six Months Ended
	June 30,
	2010	2009

Interest Income:
Loans, including fees	$54,691	$54,391
Securities:
Taxable	7,247	9,930
Exempt from Federal income taxes	3,331	4,189
Federal funds sold	78	24
Deposits in banks	259	12

Total interest income	65,606	68,546

Interest Expense:
Deposits	6,654	7,555
Securities sold under repurchase agreements and other short-term borrowings	148	401
Other borrowings	2,938	4,026

Total interest expense	9,740	11,982

Net Interest Income	55,866	56,564
Provision for loan losses	34,130	14,492

Net interest income after provision for loan losses	21,736	42,072

Non Interest Income:
Service charges	3,415	3,005
Investment advisory fees	4,514	3,642
Recognized impairment charge on securities available for sale (includes $3,013 and $10,075 of total losses in 2010 and 2009, respectively, less $730 and $6,523 of losses on securities available for sale, recognized in other comprehensive income in 2010 and 2009, respectively,)	(2,283)	(3,552)
Realized gain on securities available for sale, net	75	52
Loss on other real estate owned	(1,424)	—
Other income	1,180	1,340

Total non interest income	5,477	4,487

Non Interest Expense:
Salaries and employee benefits	19,380	20,218
Occupancy	4,096	4,005
Professional services	2,864	2,060
Equipment	1,935	2,040
Business development	1,110	1,040
FDIC assessment	2,275	3,639
Other operating expenses	4,932	5,086

Total non interest expense	36,592	38,088

Income (Loss) Before Income Taxes	(9,379)	8,471
Income Taxes (Benefit)	(3,279)	1,569

Net Income (Loss)	$(6,100)	$6,902

Basic Earnings (Loss) Per Common Share	$(0.38)	$0.59
Diluted Earnings (Loss) Per Common Share	$(0.38)	$0.58

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net (Loss) Income	$(10,955)	$310	$(6,100)	$6,902

Other comprehensive loss, net of tax:
Net change in unrealized losses:
Other-than-temporarily impaired securities available for sale:
Total losses	(1,256)	(8,450)	(3,013)	(10,075)
Losses recognized in earnings	511	2,115	2,283	3,552

Losses recognized in comprehensive income	(745)	(6,335)	(730)	(6,523)
Income tax effect	305	2,597	299	2,674

Unrealized holding losses on other-than-temporarily impaired securities available for sale, net of tax	(440)	(3,738)	(431)	(3,849)

Securities available for sale not other-than-temporarily impaired:
Gains arising during the year	698	6,695	3,914	12,313
Income tax effect	(269)	(2,729)	(1,535)	(4,928)

	429	3,966	2,379	7,385

Gains recognized in earnings	(7)	(52)	(75)	(52)
Income tax effect	3	21	30	21

	(4)	(31)	(45)	(31)

Unrealized holding gains on securities available for sale not other-than-temporarily- impaired , net of tax	425	3,935	2,334	7,354

Unrealized holding (loss) gain on securities, net	(15)	197	1,903	3,505

Minimum pension liability adjustment	102	343	204	534
Income tax effect	(41)	(136)	(82)	(213)

	61	207	122	321

Other comprehensive income	46	404	2,025	3,826

Comprehensive (Loss) Income	$(10,909)	$714	$(4,075)	$10,728

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	June 30,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$48,925	$39,321
Interest earning deposits in banks	406,823	127,659
Federal funds sold	75,165	51,891
Securities available for sale at estimated fair value (amortized cost of $483,219 in 2010 and $500,340 in 2009)	486,623	500,635
Securities held to maturity at amortized cost (estimated fair value of $19,790 in 2010 and $22,728 in 2009)	18,573	21,650
Federal Home Loan Bank of New York (FHLB) Stock	7,686	8,470
Loans (net of allowance for loan losses of $47,127 in 2010 and $38,645 in 2009)	1,693,083	1,772,645
Accrued interest and other receivables	19,072	15,200
Premises and equipment, net	28,956	30,383
Other real estate owned	5,578	9,211
Deferred income taxes, net	24,419	20,957
Bank owned life insurance	25,388	24,458
Goodwill	23,842	23,842
Other intangible assets	2,865	3,276
Other assets	16,241	15,958

TOTAL ASSETS	$2,883,239	$2,665,556

LIABILITIES
Deposits:
Non interest-bearing	$789,420	$686,856
Interest-bearing	1,621,643	1,485,759

Total deposits	2,411,063	2,172,615
Securities sold under repurchase agreements and other short-term borrowings	64,549	53,121
Other borrowings	102,768	123,782
Accrued interest and other liabilities	22,357	22,360

TOTAL LIABILITIES	2,600,737	2,371,878

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 15,000,000; no shares outstanding in 2010 and 2009, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 16,029,164 and 16,016,378 shares in 2010 and 2009, respectively	3,465	3,463
Additional paid-in capital	346,567	346,297
Retained earnings (deficit)	(11,179)	2,294
Accumulated other comprehensive income (loss), net	1,213	(812)
Treasury stock, at cost; 1,299,414 shares in both 2010 and 2009	(57,564)	(57,564)

Total stockholders’ equity	282,502	293,678

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,883,239	$2,665,556

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2010 and 2009
Dollars in thousands, except share amounts

						Accumulated
						Other
	Number of			Additional	Retained	Comprehensive
	Shares	Common	Treasury	Paid-in	Earnings	Income
	Outstanding	Stock	Stock	Capital	(Deficit)	(Loss)	Total

Balance at January 1, 2010	16,016,738	$3,463	$(57,564)	$346,297	$2,294	$(812)	$293,678
Net loss					(6,100)		(6,100)
Grants and exercises of stock options, net of tax	12,426	2		270			272
Cash dividends ($0.46 per share)					(7,373)		(7,373)
Accrued benefit liability adjustment						122	122
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						2,334	2,334
Other-than-temporarily impaired (includes $3,013 of total losses less $2,283 of losses recognized in earnings, net of $299 tax)						(431)	(431)

Balance at June 30, 2010	16,029,164	$3,465	$(57,564)	$346,567	$(11,179)	$1,213	$282,502

						Other
	Number of			Additional	Retained	Comprehensive
	Shares	Common	Treasury	Paid-in	Earnings	Income
	Outstanding	Stock	Stock	Capital	(Deficit)	(Loss)	Total

Balance at January 1, 2009	10,871,609	$2,367	$(41,935)	$250,129	$2,084	$(5,144)	$207,501
Net income					6,902		6,902
Grants and exercises of stock options, net of tax	9,098	2		384			386
Purchase of treasury stock	(309,703)		(14,631)				(14,631)
Sale of treasury stock	52		2				2
Cash dividends ($0.79 per share)					(9,235)		(9,235)
Accrued benefit liability adjustment						321	321
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						7,354	7,354
Other-than-temporarily impaired (includes $10,075 of total losses less $3,552 of losses recognized in earnings, net of $2,674 tax)						(3,849)	(3,849)

Balance at June 30, 2009	10,571,056	$2,369	$(56,564)	$250,513	$(249)	$(1,318)	$194,751

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Six Months
	Ended June 30,
	2010	2009

Operating Activities:
Net income (loss)	$(6,100)	$6,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	34,130	14,492
Depreciation and amortization	1,969	1,934
Recognized impairment charge on securities available for sale	2,283	3,552
Realized gain on security transactions, net	(75)	(52)
Loss on other real estate owned	1,424	—
Amortization of premiums on securities, net	917	183
Increase in cash value of bank owned life insurance	(671)	(466)
Amortization of intangible assets	411	411
Stock option expense and related tax benefits	99	147
Deferred tax benefit	(4,780)	(7,572)
Decrease in deferred loan fees, net	(1,031)	(388)
(Increase) decrease in accrued interest and other receivables	(3,872)	2,861
(Increase) decrease in other assets	(283)	379
Excess tax benefits from share-based payment arrangements	(6)	(12)
(Decrease) increase in accrued interest and other liabilities	(3)	759
Decrease in accrued benefit liability adjustment	122	541

Net cash provided by operating activities	24,534	23,671

Investing Activities:
Net decrease in Federal funds sold	(23,274)	(80,846)
Decrease in FHLB stock	784	11,887
Proceeds from maturities and paydowns of securities available for sale	138,973	312,586
Proceeds from maturities and paydowns of securities held to maturity	3,077	4,284
Proceeds from sales of securities available for sale	4,995	8,750
Purchases of securities available for sale	(129,860)	(172,317)
Net decrease (increase) in loans	46,463	(84,404)
Proceeds from sale of other real estate owned	2,209	—
Net purchases of premises and equipment	(542)	(1,589)
Increase in goodwill	—	9
Premiums paid on bank owned life insurance	(259)	(276)

Net cash provided by (used in) investing activities	42,566	(1,916)

Financing Activities:
Net increase in deposits	238,448	295,921
Net increase (decrease) in securities sold under repurchase agreements and short-term borrowings	11,428	(192,757)
Repayment of other borrowings	(21,014)	(70,015)
Proceeds from issuance of common stock	173	239
Excess tax benefits from share-based payment arrangements	6	12
Proceeds from sale of treasury stock	—	2
Acquisition of treasury stock	—	(14,631)
Cash dividends paid	(7,373)	(9,235)

Net cash provided by financing activities	221,668	9,536

Increase in Cash and Due from Banks and interest earning deposits	288,768	31,291
Cash and due from banks and interest earning deposits, beginning of period	166,980	45,428

Cash and due from banks and interest earning deposits, end of period	$455,748	$76,719

Supplemental Disclosures:
Interest paid	$10,106	$12,968
Income tax payments	6,703	6,150

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

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. The Bank has 18 branch offices in Westchester County, New York, 5 in Manhattan, New York, 4 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County Connecticut. The Bank has received regulatory approval to open a full service branch at 1250 Waters Place, Bronx, New York. The Bank anticipates opening this branch in the third quarter of 2010. The Bank has advised regulators that it intends to close its full-service branch at 1042 Westchester Avenue, Bronx, New York in the fourth quarter of 2010. Customer accounts from this branch will be transferred to the full-service branch located at 369 East 149th Street, Bronx, New York.

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

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2010 and December 31, 2009 and the results of its operations and comprehensive income for the three and six month periods ended June 30, 2010 and 2009 and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2010 and 2009. The results of operations for the three and six month period ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of June 30, 2010 and December 31, 2009 did not indicate impairment of its goodwill or identified intangible assets.

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

Stock-Based Compensation — On May 27, 2010, at the Company’s Annual Meeting of Shareholders, the Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan was approved. The purpose of the 2010 Plan is to provide additional incentive to directors, officers, key employees, consultants and advisors of the Company and its subsidiaries. Included in the provisions of the 2010 Plan, the Company may grant eligible employees, including directors, consultants and advisors, incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other types of awards. The 2010 Plan provides for the issuance of up to 1,100,000 shares of the Company’s common stock. Prior to the adoption of the 2010 Plan, the Company had stock option plans that provided for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Under the prior plans options were granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant, vested over various periods ranging from immediate to five years from date of grant, and had expiration dates of up to ten years from the date of grant.

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

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$4,004	$21	—	$4,025
Mortgage-backed securities — residential	319,728	6,847	$1,538	325,037
Obligations of states and political subdivisions	137,912	6,206	33	144,085
Other debt securities	12,403	5	9,105	3,303

Total debt securities	474,047	13,079	10,676	476,450
Mutual funds and other equity securities	9,172	1,134	133	10,173

Total	$483,219	$14,213	$10,809	$486,623

Classified as Held to Maturity
Mortgage-backed securities — residential	$13,438	$843	$7	$14,274
Obligations of states and political subdivisions	5,135	381	—	5,516

Total	$18,573	$1,224	$7	$19,790

December 31, 2009

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$4,995	$33	$20	$5,008
Mortgage-backed securities — residential	312,996	5,600	2,208	316,388
Obligations of states and political subdivisions	158,465	5,897	91	164,271
Other debt securities	14,712	14	9,904	4,822

Total debt securities	491,168	11,544	12,223	490,489
Mutual funds and other equity securities	9,172	1,109	135	10,146

Total	$500,340	$12,653	$12,358	$500,635

Classified as Held to Maturity
Mortgage-backed securities — residential	$16,515	$733	$1	$17,247
Obligations of states and political subdivisions	5,135	346	—	5,481

Total	$21,650	$1,079	$1	$22,728

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $11,708 and $2,629, respectively, at June 30, 2010. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at June 30, 2010 with ratings ranging from Caa1 to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

In estimating other-than-temporary impairment (“OTTI”) losses, the Company considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuers, (3) whether the Company intends to sell or whether it is more likely than not that the Company would be required to sell the investments prior to recovery of cost and (4) evaluation of cash flows to determine if they have been adversely affected.

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

Significant Inputs at June 30, 2010

Annual prepayment	1.0%
Projected specific defaults/deferrals	25.0% - 81.0%
Projected severity of loss on specific defaults/deferrals	25.0% - 95.0%
Projected additional defaults:
Year 1	3.0%
Year 2	2.5%
Year 3	2.0%
Year 4	1.0%
Thereafter	0.3%
Projected severity of loss on additional defaults	85.0%
Present value discount rates	3m LIBOR + 1.60% - 2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the six months ended June 30, 2010 (in thousands):

2010
Balance at January 1, 2010:
Total OTTI credit related impairment charges at January 1, 2010	$6,557
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	2,125
Credit related impairment not previously recognized	158

Balance at June 30, 2010	$8,840

During the six month period ended June 30, 2010, the Company recognized additional pretax credit related impairment charges of $2,000, $158, $117, $6, and $2 on five pooled trust preferred securities which prior to the 2010 charges had book values of $7,455, $2,500, $2,215 $943 and $648, respectively. These charges were recognized due to adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell these securities prior to the recovery of their amortized cost basis.

The following tables reflect the Company’s investment’s fair values and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$112,500	$1,505	$2,463	$33	$114,963	$1,538
Obligations of states and political subdivisions	—	—	2,883	33	2,883	33
Other debt securities	—	—	3,116	9,105	3,116	9,105

Total debt securities	112,500	1,505	8,462	9,171	120,962	10,676
Mutual funds and other equity securities	29	4	106	129	135	133

Total temporarily impaired securities	$112,529	$1,509	$8,568	$9,300	$121,097	$10,809

Classified as Held to Maturity:
Mortgage-backed securities — residential	$478	$7	—	—	$478	$7

Total temporarily impaired securities	$478	$7	—	—	$478	$7

December 31, 2009

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	$2,980	$20	$2,980	$20
Mortgage-backed securities — residential	$94,211	$2,208	—	—	94,211	2,208
Obligations of states and political subdivisions	2,055	12	2,889	79	4,944	91
Other debt securities	—	—	4,433	9,904	4,433	9,904

Total debt securities	96,266	2,220	10,302	10,003	106,568	12,223
Mutual funds and other equity securities	—	—	128	135	128	135

Total temporarily impaired securities	$96,266	$2,220	$10,430	$10,138	$106,696	$12,358

Classified as Held to Maturity
Mortgage-backed securities — residential	$489	$1	—	—	$489	$1

Total temporarily impaired securities	$489	$1	—	—	$489	$1

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 188 and 162, respectively, at June 30, 2010 and December 31, 2009. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings and are readily marketable. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2010. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market value estimates for these securities are not necessarily indicative of their underlying value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at June 30, 2010.

At June 30, 2010 and December 31, 2009, securities having a stated value of approximately $387,000 and $365,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The contractual maturity of all debt securities held at June 30, 2010 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(000’s)

Contractual Maturity
Within 1 year	$6,927	$6,986	—	—
After 1 but within 5 years	38,188	39,960	—	—
After 5 years but within 10 years	90,800	94,985	$5,135	$5,516
After 10 years	18,404	9,482	—	—
Mortgage-backed Securities — residential	319,728	325,037	13,438	14,274

Total	$474,047	$476,450	$18,573	$19,790

4.  Loans

The major classifications of loans at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(000’s)

Real Estate:
Commercial	$784,012	$783,597
Construction	203,124	255,660
Residential	454,529	454,532
Commercial & Industrial	254,840	274,860
Individuals	29,992	26,970
Lease Financing	17,822	20,810

Total	1,744,319	1,816,429
Deferred loan fees, net	(4,109)	(5,139)
Allowance for loan losses	(47,127)	(38,645)

Loans, net	$1,693,083	$1,772,645

The following table illustrates nonperforming assets and delinquency at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(000’s)

Loans Past Due 90 Days or More and Still Accruing	$448	$6,941
Non-Accrual Loans	69,562	50,590
Other Real Estate Owned	5,578	9,211

Total Nonperforming Assets	$75,588	$66,742

Nonperforming assets to total assets at period end	2.62%	2.50%

Loans considered by the Company to be impaired totaled $90.0 million and $50.6 million at June 30, 2010 and December 31, 2009, respectively. Of these loans, there were forty six loans totaling $50.4 million and eleven loans totaling $20.5 million which were subject to fair value measurement at June 30, 2010 and December 31, 2009, respectively. The Company had allocated $3.4 million in specific reserves to thirteen impaired loans and $3.6 million in specific reserves to seven impaired loans at June 30, 2010 and December 31, 2009, respectively. During the six month period ended June 30, 2010, the Company recorded $25.6 million of net charge-offs, of which $20.7 million were partial charge-offs related to current non accrual loans.

The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans and a formula component to consider historical loan loss experience and additional risk factors affecting the portfolio. The Company recorded a provision for loan losses of $34,130 and $14,492 for the six month periods ended June 30, 2010 and 2009, respectively.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(000’s)
Deposit Premium	$3,907	$2,512	$3,907	$2,232
Customer Relationships	2,470	1,092	2,470	998
Employment Related	516	424	516	387

Total	$6,893	$4,028	$6,893	$3,617

Intangible assets amortization expense was $205 and $411 for the three and six month periods ended June 30, 2010, and $206 and $411 for the three and six month periods ended June 30, 2009. The annual intangible assets amortization expense is estimated to be approximately $822 in 2010, $803 in 2011, $748 in 2012 and $190 in 2013.

Goodwill totaled $23,842 at both June 30, 2010 and December 31, 2009.

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

The Company and its subsidiaries file various income tax returns in the U.S. federal jurisdiction and the New York State, New York City and Connecticut State jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years after 2006. The Company is currently being audited by New York State for tax years 2005 through 2007. No significant issues have arisen to date in connection with this audit.

The Company has performed an evaluation of its tax positions and has concluded that as of June 30, 2010, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the six month period ended June 30, 2010.

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(000’s except share data)
Numerator:
Net income (loss) available to common shareholders for basic and diluted earnings per share	$(10,955)	$310	$(6,100)	$6,902
Denominator:
Denominator for basic earnings per common share — weighted average shares	16,028,270	11,647,291	16,025,087	11,680,082
Effect of dilutive securities:
Stock options	—	245,654	—	264,559

Denominator for diluted earnings per common share — adjusted weighted average shares	16,028,270	11,892,945	16,025,807	11,944,641

Basic earnings per common share	$(0.68)	$0.03	$(0.38)	$0.59
Diluted earnings per common share	$(0.68)	$0.03	$(0.38)	$0.58
Dividends declared per share	$0.23	$0.36	$0.46	$0.79

In December 2009, the Company declared a 10% stock dividend. Share and per share amounts for 2009 have been retroactively restated to reflect the issuance of the additional shares. For the three and six month periods ended June 30, 2010, the effects of outstanding stock options were not included in the diluted earnings per share calculation as they would have been antidilutive due to the Company’s net loss for the respective periods.

8.  Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (dollars in thousands).

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$65	$829	$129	$910
Interest cost	144	158	283	305
Amortization of prior service cost	(47)	11	(95)	22
Amortization of net loss	149	173	299	362

Net periodic pension cost	$311	$1,171	$616	$1,599

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2009 Annual Report on Form 10-K that it expected to contribute $867 to the unfunded defined benefit plans during 2010. As of June 30, 2010 this estimate was revised to $758. For the three and six month periods ended June 30, 2010, the Company contributed $186 and $367, respectively, to these plans.

9.  Stock-Based Compensation

In accordance with the provisions of the Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, approved by the Company’s shareholders on May 27, 2010, the Company may grant eligible employees, including directors, consultants and advisors, incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other types of awards. The 2010 Plan provides for the issuance of up to 1,100,000 shares of the Company’s common stock. Prior to the 2010 Plan, the Company had stock option plans that provided for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Under the prior plans, options were granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant, vested over various periods ranging from immediate to five years from date of grant, and had expiration dates up to ten years from the date of grant. The Company estimates that more than 75% of options granted under the prior plans will vest.

Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods. There were no stock-based compensation awards granted under either the 2010 Plan or the prior plans during the six month period ended June 30, 2010.

The following table summarizes stock option activity for the six month period ended June 30, 2010:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2009	722,575	$25.42
Granted	—	—
Exercised	(12,426)	14.03
Cancelled or Expired	(19,764)	22.00

Outstanding at June 30, 2010	690,385	$25.72	$1,866	3.6
Exercisable at June 30, 2010	630,201	$24.29	$1,866	3.6

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on changes in the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the six month period ended June 30, 2010 or the year ended December 31, 2009.

Net compensation expense of $43 and $93 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2010, respectively. The total tax benefit related thereto was $3 and $4, respectively. Net compensation expense of $68 and $135 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2009, respectively. The total tax benefit related thereto was $2 and $5, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $348 at June 30, 2010. This expense is expected to be recognized over a remaining weighted average period of 1.5 years.

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

The Company’s available for sale securities at June 30, 2010 and December 31, 2009 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$4,025	—	$4,025
Mortgage-backed securities — residential	—	325,037	—	325,037
Obligations of states and political subdivisions	—	144,085		144,085
Other debt securities	—	674	$2,629	3,303
Mutual funds and other equity securities	—	10,173	—	10,173

Total assets at fair value	$—	$483,994	$2,629	$486,623

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$46,494	$46,494
Other real estate owned(2)	—	—	5,578	5,578

Total assets at fair value	$—	$—	$52,072	$52,072

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on June 30, 2010 was $50,417 for which a specific allowance of $3,923 has been established within the allowance for loan losses.

(2)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs.

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$5,008	—	$5,008
Mortgage-backed securities — residential	—	316,388	—	316,388
Obligations of states and political subdivisions	—	164,271	—	164,271
Other debt securities	—	884	$3,938	4,822
Mutual funds and other equity securities	—	10,146	—	10,146

Total assets at fair value	$—	$496,697	$3,938	$500,635

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$16,921	$16,921
Other real estate owned(2)	—	—	9,211	9,211

Total assets at fair value	$—	$—	$26,132	$26,132

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2009 was $20.5 million for which a specific allowance of $3.6 million has been established within the allowance for loan losses.

(2)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2010 and 2009:

	Level 3 Assets Measured on a Recurring Basis
	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(000’s)		(000’s)

Balance at beginning of period	$3,800	$7,422	$3,938	$10,786
Transfers into (out of) Level 3	—	—	—	—
Net unrealized gain (loss) included in other comprehensive income	(660)	2,649	974	722
Principal payments	—	—	—	—
Recognized impairment charge included in the statement of income	(511)	(2,115)	(2,283)	(3,552)

Balance at end of period	$2,629	$7,956	$2,629	$7,956

11.  Fair Value of Financial Instruments

The “Financial Instruments” topic of the FASB Accounting Standards Codification requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2010 and December 31, 2009 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$530.9	$530.9	$218.9	$218.9
Held to maturity securities, and accrued interest	18.7	19.9	21.7	22.8
FHLB Stock	7.7	N/A	8.5	N/A
Loans and accrued interest	1,699.5	1,720.2	1,770.4	1,769.9
Liabilities:
Deposits with no stated maturity and accrued interest	2,206.7	2,206.7	1,968.3	1,968.3
Time deposits and accrued interest	206.0	205.4	206.3	205.9
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	64.5	64.5	53.1	53.1
Other borrowings and accrued interest	103.3	98.9	124.4	119.2
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and is not expected to have a material effect on the Company’s financial condition or results of operations.

Other — Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2010 and December 31, 2009, and the consolidated results of operations for the three and six month periods ended June 30, 2010 and June 30, 2009. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2009 Annual Report on Form 10-K.

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

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, portions of New York City and Fairfield County and New Haven County Connecticut. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate and potential risks associated with the impact of regulatory changes that may take place in reaction to the current crisis in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of the Company’s loans.

The Company recorded a net loss for the three month period ended June 30, 2010 of $11.0 million or $(0.68) per diluted share, a decrease of $11.3 million compared to net income of $0.3 million or $0.03 per diluted share for the same period in the prior year. The net loss for the six month period ended June 30, 2010 was $6.1 million or $(0.38) per diluted share, a decrease of $13.0 million compared to earnings of $6.9 million or $0.58 per diluted share for the same period in the prior year. Per share amounts for the 2009 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2009.

The net loss for the three and six month periods ended June 30, 2010 resulted primarily from a $28.5 million provision for loan losses and a $1.4 million other real estate owned valuation provision recorded in the second quarter of 2010. This provision is reflective of increases in nonperforming assets and, in particular, the Company’s decision to follow a more aggressive strategy for problem asset resolution. The severity of the decline in real estate values has provided new market opportunities for the disposition of distressed assets as investors search for yield in the current low interest rate environment and our more aggressive policy may be able to take advantage of those opportunities. As part of the revised resolution strategy, the Company has reevaluated each problem loan and has made a determination of net realizable value based on management’s estimation of the best probable outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities.

Total deposits increased $238.5 million during the six month period ended June 30, 2010 as the Company continued to experience significant growth in new customers both in existing branches and new branches added during the last two years. Proceeds from deposit growth were used to reduce maturing term borrowings or were retained in liquid investments, principally interest earning bank deposits.

Total loans decreased $72.1 million during the six month period ended June 30, 2010. This decline resulted from a number of factors including decreased loan demand, charge-offs and pay downs of existing loans. The

Company recognized $25.6 million of net charge-offs during the six month period. The Company has continued to experience a slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed properties, as well as additional increases in delinquent and nonperforming loans in other sectors of the loan portfolio, all of which have been adversely impacted by the economic downturn and decline in the real estate market. The Company, however, continues to provide lending availability to both new and existing customers.

Nonperforming assets, which include nonaccrual loans, accruing loans delinquent over 90 days and other real estate owned, increased to $75.6 million at June 30, 2010, compared to $66.7 million at December 31, 2009, as overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Although there is growing evidence that the current economic downturn may have begun to slowly turn around, increases in delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans continued during the first half of 2010. Despite recent improvement in most economic indicators, the Company’s loan portfolio continued to be adversely impacted by the effects of severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the limited availability of residential mortgage financing, resulted in continued downward pressure on the overall asset quality of the Company’s loan portfolio during the first half of 2010. In addition, recent significant increases in filings of bankruptcy and foreclosure proceedings have overloaded the court systems and have resulted in what the Company believes to be unacceptable delays in attempts to obtain title to real estate and other collateral through conventional foreclosure. Continuation or worsening of such conditions would have additional adverse effects on asset quality in the future. As a result of these factors, in the second quarter of 2010, the Company instituted a revised and more aggressive strategy for resolving problem assets as discussed above.

During 2009 and the first half of 2010, the Company was able to repay maturing long-term borrowings, all of its brokered certificates of deposit and non-customer related short-term borrowings with liquidity provided primarily by core deposit growth and planned utilization of run-off from our investment securities. Additional liquidity from deposit growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to margin compression. The net interest margin declined from 4.40 percent in the first quarter of 2010 to 4.15 percent in the second quarter of 2010.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income declined by $0.7 million or 2.4 percent to $28.6 million for the three month period ended June 30, 2010, compared to $29.3 million for the same period in the prior year. Tax equivalent basis net interest income declined by $1.1 million or 1.9 percent to $57.7 million for the six month period ended June 30, 2010, compared to $58.8 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.9 million and $1.8 million, respectively, for the three and six month period ended June 30, 2010, compared to $1.1 million and $2.3 million, respectively, for the same periods in the prior year.

The Company’s non interest income was $2.7 million and $5.5 million, respectively, for the three and six month periods ended June 30, 2010. This represented increases of $0.9 million or 50.0 percent and $1.0 million or 22.2 percent, respectively, compared to $1.8 million and $4.5 million, respectively, for the same periods in the prior year. These increases were primarily as a result of an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of recent significant improvement in both domestic and international equity markets. Assets under management were approximately $1.2 billion at June 30, 2010 and $1.0 billion at June 30, 2009. The overall increases in non interest income also included growth in deposit service charges. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.5 million and $2.3 million, respectively, for the three and six month periods ended June 30, 2010 and $2.1 million and $3.6 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. Non interest income for the three and six month periods ended June 30, 2010 also included a $1.4 million loss on sale of other real estate owned. Non interest income, excluding net realized gains and losses on securities transactions, other real estate owned and recognized impairment charges on securities available for sale, was $4.6 million and $9.1 million, respectively, for the three and six month periods ended June 30, 2010. These amounts represented increases of $0.7 million or 17.9 percent and $1.1 million or 13.8 percent, respectively, compared to $3.9 million and $8.0 million, respectively, for the same periods in the prior year.

Non interest expense was $18.1 million and $36.6 million, respectively, for the three and six month periods ended June 30, 2010. This represented decreases of $1.5 million or 7.7 percent and $1.5 million or 3.9 percent, respectively, compared to $19.6 million and $38.1 million, respectively, for the same periods in the prior year. Increases in non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were significantly offset by cost saving measures implemented by the Company during 2009 and continued into 2010. Overall decreases in non interest expense for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year, partially resulted from significantly lower Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums. Additional premiums imposed by the FDIC in 2009 to replenish shortfalls in the FDIC Insurance Fund have not as yet been imposed to the same degree in 2010. However, additional premium increases and special assessments may be imposed by the FDIC in the future.

During the fourth quarter of 2009, the OCC required Hudson Valley Bank (HVB) to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. In the second quarter of 2010, the Company contributed an additional $15 million of capital to HVB. The Company and HVB have continuously exceeded required regulatory capital ratios since December 31, 2009.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities that the Company has determined that it is more likely than not that it would not be required to sell prior to maturity or recovery of cost. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary impairment (“OTTI”), management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of June 30, 2010 and December 31, 2009 did not indicate impairment of its goodwill or identified intangible assets.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2010 and June 30, 2009

Summary of Results

The Company recorded a net loss for the three month period ended June 30, 2010 of $11.0 million or $(0.68) per diluted share, a decrease of $11.3 million compared to net income of $0.3 million or $0.03 per diluted share for the same period in the prior year. The net loss for the six month period ended June 30, 2010 was $6.1 million or $(0.38) per diluted share, a decrease of $13.0 million compared to earnings of $6.9 million or $0.58 per diluted share for the same period in the prior year. Per share amounts for the 2009 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2009. Annualized returns (losses) on average stockholders’ equity and average assets were (14.8) percent and (1.5) percent for the three month period ended June 30, 2010, compared to 0.6 percent and 0.1 percent for the same period in the prior year. Annualized returns (losses) on average stockholders’ equity and average assets were (4.1) percent and (0.4) percent for the six month period ended June 30, 2010, compared to 6.8 percent and 0.5 percent for the same period in the prior year. Annualized returns (losses) on adjusted average stockholders’ equity were (15.0) percent and (4.1) percent, respectively for the three and six month periods ended June 30, 2010, compared to 0.6 percent and 6.8 percent, respectively, for the same periods in the prior year . Adjusted average stockholders’ equity excludes the effects of net unrealized gains (losses), net of tax of $2.9 million and $2.4 million on securities available for sale for the three and six month periods ended June 30, 2010, respectively and $1.0 million and $(0.2) million for the three and six month periods ended June 30, 2009, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measures more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

The decreases in net income for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year, reflected significantly higher provisions for loan losses and slightly lower net interest income, partially offset by higher non interest income and lower non interest expense.

The provision for loan losses totaled $28.5 million and $34.1 million, respectively, for the three and six month periods ended June 30, 2010, compared to $11.5 million and $14.5 million, respectively, for the same periods in the prior year. The significant increase in the provision in 2010 compared to 2009 resulted from a decision by the Company to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems.

Non interest income included $0.5 million and $2.3 million, respectively, of pretax recognized impairment charges related to certain securities in the Company’s investment portfolio for the three and six month periods ended June 30, 2010, compared to $2.1 million and $3.6 million, respectively, for the same periods in the prior year. Non interest income for the three and six month periods ended June 30, 2010 also included $1.4 million of losses on sales of other real estate owned.

Increases in certain non interest expenses resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were significantly offset by cost saving measures implemented by the Company during 2009 and continued into 2010. Overall decreases in non interest expense for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year, partially resulted from significantly lower FDIC deposit insurance premiums.

  Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2010 and June 30, 2009, as well as total interest and corresponding yields and rates.

	Three Months Ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)
ASSETS
Interest earning assets:
Deposits in Banks	$316,380	$166	0.21%	$1,289	$7	2.17%
Federal funds sold	62,114	36	0.23%	19,703	14	0.28%
Securities:(1)
Taxable	386,195	3,560	3.69%	432,019	4,483	4.15%
Exempt from federal income taxes	165,845	2,494	6.02%	196,954	3,127	6.35%
Loans, net(2)	1,731,967	27,127	6.27%	1,739,010	27,374	6.30%

Total interest earning assets	2,662,501	33,383	5.02%	2,388,975	35,005	5.86%

Non interest earning assets:
Cash & due from banks	48,753			46,307
Other assets	137,565			121,109

Total non interest earning assets	186,318			167,416

Total assets	$2,848,819			$2,556,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$961,839	$2,167	0.90%	$775,267	$2,327	1.20%
Savings	112,318	133	0.47%	99,338	113	0.46%
Time	209,038	665	1.27%	268,712	975	1.45%
Checking with interest	361,091	354	0.39%	267,069	304	0.46%
Securities sold under repo & other s/t borrowings	60,917	71	0.47%	88,675	87	0.39%
Other borrowings	118,465	1,440	4.86%	170,644	1,925	4.51%

Total interest bearing liabilities	1,823,668	4,830	1.06%	1,669,705	5,731	1.37%

Non interest bearing liabilities:
Demand deposits	716,312			652,008
Other liabilities	16,080			32,718

Total non interest bearing liabilities	732,392			684,726

Stockholders’ equity(1)	292,759			201,960

Total liabilities and stockholders’ equity	$2,848,819			$2,556,391

Net interest earnings		$28,553			$29,274

Net yield on interest earning assets			4.29%			4.90%

	Six Months Ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(000’s except percentages)

ASSETS
Interest earning assets:
Deposits in Banks	$249,140	$259	0.21%	$4,573	$12	0.52%
Federal funds sold	75,036	78	0.21%	12,694	24	0.38%
Securities:(1)
Taxable	374,450	7,247	3.87%	453,161	9,930	4.38%
Exempt from federal income taxes	167,881	5,125	6.11%	200,687	6,445	6.42%
Loans, net(2)	1,745,062	54,691	6.27%	1,717,905	54,391	6.33%

Total interest earning assets	2,611,569	67,400	5.16%	2,389,020	70,802	5.93%

Non interest earning assets:
Cash & due from banks	45,401			43,891
Other assets	139,473			118,556

Total non interest earning assets	184,874			162,447

Total assets	$2,796,443			$2,551,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$925,967	$4,347	0.94%	$727,942	$4,547	1.25%
Savings	112,547	261	0.46%	97,577	228	0.47%
Time	208,088	1,339	1.29%	290,788	2,281	1.57%
Checking with interest	345,044	707	0.41%	224,822	499	0.44%
Securities sold under repo & other s/t borrowings	63,480	148	0.47%	141,604	401	0.57%
Other borrowings	121,106	2,938	4.85%	183,655	4,026	4.38%

Total interest bearing liabilities	1,776,232	9,740	1.10%	1,666,388	11,982	1.44%

Non interest bearing liabilities:
Demand deposits	705,159			651,575
Other liabilities	20,610			30,941

Total non interest bearing liabilities	725,769			682,516

Stockholders’ equity(1)	294,442			202,563

Total liabilities and stockholders’ equity	$2,796,443			$2,551,467

Net interest earnings		$57,660			$58,820

Net yield on interest earning assets			4.42%			4.92%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.

(2)	Includes non-accrual loans.

(3)	The data contained in the tables has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below.

Average Balances and Interest Rates Non-GAAP Reconciliation to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total interest earning assets:
As reported	$2,667,880	$2,390,414	$2,615,872	$2,388,491
Unrealized gain (loss) on securities available for sale(1)	5,379	1,439	4,303	(529)

Adjusted total interest earning assets	$2,662,501	$2,388,975	$2,611,569	$2,389,020

Net interest earnings:
As reported	$27,680	$28,180	$55,866	$56,564
Adjustment to tax equivalency basis(2)	873	1,094	1,794	2,256

Adjusted net interest earnings	$28,553	$29,274	$57,660	$58,820

Net yield on interest earning assets:
As reported	4.15%	4.72%	4.27%	4.74%
Effects of(1) and(2) above	0.14%	0.18%	0.15%	0.18%

Adjusted net interest earnings	4.29%	4.90%	4.42%	4.92%

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2010 and June 30, 2009.

	(000’s)
	Three Month Period Increase			Six Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in Banks	$1,711	$(1,552)	$159	$642	$(395)	$247
Federal funds sold	30	(8)	22	118	(64)	54
Securities:
Taxable	(476)	(447)	(923)	(1,725)	(958)	(2,683)
Exempt from federal income taxes	(494)	(139)	(633)	(1,054)	(266)	(1,320)
Loans, net	(111)	(136)	(247)	860	(560)	300

Total interest income	$660	$(2,282)	$(1,622)	$(1,159)	$(2,243)	$(3,402)

Interest expense:
Deposits:
Money market	$560	$(720)	$(160)	$1,237	$(1,437)	$(200)
Savings	15	5	20	35	(2)	33
Time	(217)	(93)	(310)	(649)	(293)	(942)
Checking with interest	107	(57)	50	267	(59)	208
Securities sold under repo & other s/t borrowings	(27)	11	(16)	(221)	(32)	(253)
Other borrowings	(589)	104	(485)	(1,371)	283	(1,088)

Total interest expense	(151)	(750)	(901)	(702)	(1,540)	(2,242)

Increase (decrease) in interest differential	$811	$(1,532)	$(721)	$(457)	$(703)	$(1,160)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2010 and 2009.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income, on a tax equivalent basis, decreased by $0.7 million or 2.4 percent to $28.6 million for the three month period ended June 30, 2010, compared to $29.3 million for the same period in the prior year. Net interest income, on a tax equivalent basis, decreased by $1.1 million or 1.9 percent to $57.7 million for the six month period ended June 30, 2010, compared to $58.8 million for the same period in the prior year. Net interest income for 2010 was lower primarily due to a decrease in the tax equivalent basis net interest margin to 4.29 percent and 4.42 percent, respectively, for the three and six month periods ended June 30, 2010, compared to 4.90 percent and 4.92 percent, respectively, for the same periods in the prior year. The decrease in net interest income resulting from the effects of the lower net interest margins in the 2010 periods, compared to the prior year periods, was partially offset by increases in the excess of adjusted average interest earning assets over average interest bearing liabilities of $119.5 million or 16.6 percent to $838.8 million, and $112.8 million or 15.6 percent to $835.4 million, respectively, for the three and six month periods ended June 30, 2010, compared to $719.3 million and $722.6 million for the same periods in the prior year. For purposes of the financial information included in this section, the Company adjusts average interest earning assets to exclude the effects of unrealized gains and losses on securities available for sale and adjusts net interest income to a tax equivalent basis. Management believes that this alternate presentation more closely reflects actual performance, as it is consistent with the Company’s stated asset/liability management strategies. The effects of these non-GAAP adjustments to tax equivalent basis net interest income and adjusted average assets are included in the table presented in “Average Balances and Interest Rates” section herein.

During 2009 and the first half of 2010, the Company was able to repay maturing long-term borrowings, all of its brokered certificates of deposit and non-customer related short-term borrowings with liquidity provided primarily by core deposit growth and planned utilization of run-off from our investment securities. Additional liquidity from deposit growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to margin compression. Overall asset quality has continued to be adversely affected by the current state of the economy. During the first half of 2010, the Company experienced continued increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans. Changes in the amount and mix of assets and liabilities, as well as the level of nonperforming loans, have a direct impact on net interest income. The Company expects some continued downward pressure on net interest income for the near future as a result of the increased level of its short term investments and reduced loan demand.

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

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume decreases in loans and investments and a lower average yield on interest earning assets, partially offset by volume increases in Federal funds sold and interest earning deposits, resulted in lower interest income for the three months ended June 30, 2010, compared to the same period in the prior year. Adjusted average interest earning assets for the three month period ended June 30, 2010 increased $273.5 million or 11.4 percent to $2,662.5 million from $2,389.0 million for the same period in the prior year. A volume decrease in investments and a lower average yield on interest earning assets, partially offset by volume increases in loans, Federal funds sold and interest earning deposits, resulted in lower interest income for the six month period ended June 30, 2010, compared to the same period in the prior year. Adjusted average interest earning assets for the six month period ended June 30, 2010 increased $222.6 million or 9.3 percent to $2,611.6 million from $2,389.0 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans decreased $7.0 million or 0.4 percent to $1,732.0 million, and increased $27.2 million or 1.6 percent to $1,745.1 million for the three and six month periods ended June 30, 2010, respectively, compared to $1,739.0 million and $1,717.9 million, respectively, for the same periods in the prior year. The average yield on loans was 6.27 percent for both the three and six month periods ended June 30, 2010, compared to 6.30 percent and 6.33 percent, respectively, for the same periods in the prior year. As a result, interest income on loans was slightly lower for the three month period ended June 30, 2010, compared to the same period in the prior year, due to lower volume and lower average interest rates. Interest income on loans was slightly higher for the six month period ended June 30, 2010, compared to the same period in the prior year, as a result of slightly higher volume, partially offset by lower average interest rates. An increase in non accrual loans was a contributing factor to the lower average yields on loans in the 2010 periods.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, decreased $77.0 million or 12.2 percent to $552.0 million, and decreased $111.5 million or 17.1 percent to $542.3 million, respectively, for the three and six month periods ended June 30, 2010, compared to $629.0 million and $653.8 million for the same periods in the prior year. The decrease in average total securities resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. The average tax equivalent basis yield on securities was 4.39 percent and 4.56 percent, respectively, for the three and six month periods ended June 30, 2010, compared to 4.84 percent and 5.01 percent, respectively, for the same periods in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year, due to lower volume and lower interest rates. Increases and decreases in average FHLB stock resulted from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.9 million or 15.8 percent to $4.8 million and $2.3 million or 19.2 percent to $9.7 million, respectively, for the three and six month periods ended June 30, 2010, compared to $5.7 million and $12.0 million, respectively, for the same periods in the prior year. Average interest bearing liabilities increased $154.0 million or 9.2 percent to $1,823.7 million and $109.8 million or 6.6 percent to $1,776.2 million, respectively, for the three and six month periods ended June 30, 2010, compared to $1,669.7 million and $1,666.4 million, respectively, for the same periods in the prior year. The increase in average interest bearing liabilities for the three and six month periods ended June 30, 2010, compared to the same period in the prior year, was due to volume increases in interest bearing demand deposits, partially offset by volume decreases in time deposits, securities sold under repurchase agreements and other short-term borrowings and other borrowings. Average interest bearing deposits increased in 2010 as the Company continued to experience significant growth in new customers both in existing branches and new branches added during the last two years. Proceeds from deposit growth were used to reduce maturing term borrowings or were retained in liquid investments, principally interest earning bank deposits. The decrease in average short-term and other borrowings for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 1.06 percent and 1.10 percent, respectively, for the three and six month periods ended June 30, 2010, compared to 1.37 percent and 1.44 percent, respectively, for the same periods in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year due to lower interest rates, partially offset by higher volume.

Average non interest bearing demand deposits increased $64.3 million or 9.9 percent to $716.3 million, and $53.6 million or 8.2 percent to $705.2 million, respectively, for the three and six month periods ended June 30, 2010, compared to $652.0 million and 651.6 million, respectively, for the same periods in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2010 and 2009 is as follows:

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2010	2009	2010	2009

Average interest rate on:
Total average interest earning assets	5.02%	5.86%	5.16%	5.93%
Total average interest bearing liabilities	1.06%	1.37%	1.10%	1.44%
Total interest rate spread	3.96%	4.49%	4.06%	4.49%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. The interest rate spread decreased for the three and six month periods ended June 30, 2010, compared to the respective prior year periods. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $28.5 million and $34.1 million, respectively, for the three and six month periods ended June 30, 2010, compared to $11.5 million and $14.5 million, respectively, for the same periods in the prior year. The significant increase in the addition to the provision for loan losses in the 2010 periods, compared to the same periods in the prior year, resulted from a decision by the Company to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income

Non interest income increased $0.9 million, or 50.0 percent to $2.7 million, and $1.0 million or 22.2 percent to $5.5 million for the three and six month periods ended June 30, 2010, compared to $1.8 million and $4.5 million for the same periods in the prior year. The overall increase in noninterest income reflected increases in investment advisory fees and deposit service charges and lower recognized impairment charges on securities available for sale, partially offset by an increase in losses on sales of other real estate owned and slightly lower other income.

Service charges income increased $0.2 million or 14.3 percent to $1.6 million, and $0.4 million or 13.3 percent to $3.4 million, respectively, for the three and six month periods ended June 30, 2010, compared to $1.4 million and $3.0 million, respectively, for the same periods in the prior year. The increase was primarily due to growth in deposit activity and other services charges and increases in scheduled fees.

Investment advisory fee income increased $0.5 million or 27.8 percent to $2.3 million, and $0.9 million or 25.0 percent to $4.5 million, respectively, for the three and six month periods ended June 30, 2010, compared to $1.8 million and $3.6 million, respectively, for the same periods in the prior year. Fee income from this source increased primarily as a result of the effects of recent significant improvement in both domestic and international equity markets. Assets under management were approximately $1.2 billion at June 30, 2010 and $1.0 billion at June 30, 2009.

The Company recognized credit related impairment charges on securities available for sale of $0.5 million and $2.3 million, respectively, for the three and six month periods ended June 30, 2010, compared to $2.1 million and $3.6 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional significant impairment charges on these securities in the future. Non interest income for the three and six month periods ended June 30, 2010 also included a $1.4 million loss on sale of other real estate owned.

Other income for the three and six month periods ended June 30, 2010 decreased $0.2 million or 25.0 percent to $0.6 million, and $0.1 million or 7.7 percent to $1.2 million, respectively, compared to $0.8 million and $1.3 million, respectively, for the same periods in the prior year. The decrease was primarily the result of decreased rental income in the current period and non-recurring services charges recorded in the prior year period.

Non Interest Expense

Non interest expense was $18.1 million and $36.6 million, respectively, for the three and six month periods ended June 30, 2010. This represented decreases of $1.5 million or 7.7 percent and $1.5 million or 3.9 percent, respectively, compared to $19.6 million and $38.1 million, respectively, for the same periods in the prior year. Increases in non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were significantly offset by cost saving measures implemented by the Company during 2009 and continued into 2010. Overall decreases in non interest expense for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year, partially resulted from significantly lower FDIC deposit insurance premiums and were partially offset by higher professional services.

Salaries and employee benefits, the largest component of non interest expense, decreased $0.9 million or 8.7 percent to $9.5 million and $0.8 million or 4.0 percent to $19.4 million, respectively, compared to $10.4 million and $20.2 million for the same periods in the prior year. The decreases primarily resulted from planned reductions in certain staffing levels and reductions in incentive compensation accruals offsetting additional personnel added to accommodate growth.

Occupancy expense totaled $1.9 million for the three month period ended June 30, 2010 which was unchanged compared to the same period in the prior year. Occupancy expense for the six month period ended June 30, 2010 increased $0.1 million or 2.5 percent to $4.1 million compared to $4.0 million for the same period in the prior year. The slight increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities, partially offset by cost saving measures implemented in late 2009 and the closing of two branches.

Professional services expense for the three and six month periods ended June 30, 2010 increased $0.5 million or 50.0 percent to $1.5 million and $0.8 million or 38.1 percent to $2.9 million, respectively, compared to $1.0 million and $2.1 million, respectively, for the same periods in the prior year. The increase was primarily due to costs related to the formation of a new subsidiary, expenses related to the operational merger of New York National Bank into HVB and the engagement of consultants to assist with new systems implementations and certain personnel related projects.

Equipment expense was $1.0 million and $1.9 million, respectively, for the three and six month periods ended June 30, 2010, which was essentially unchanged compared to the same periods in the prior year.

Business development expense was $0.5 million and $1.1 million, respectively, for the three and six month periods ended June 30, 2010, compared to $0.5 million and $1.0 million, respectively for the same periods in the prior year. The slight increase in the six month period, compared to the prior year period, resulted from slightly higher public relations expenses, partially offset by an anticipated reduction in the cost of the Company’s annual and quarterly reports.

The FDIC assessment for the three and six month periods ended June 30, 2010 decreased $0.9 million or 42.9 percent to $1.2 million and $1.3 million or 36.1 percent to $2.3 million, respectively, compared to $2.1 million and $3.6 million for the same periods in the prior year. The decreases were due to additional premiums imposed by the FDIC in 2009 to replenish shortfalls in the FDIC Insurance Fund that have not as yet been imposed to the same degree in 2010. However, additional premium increases and special assessments may be imposed by the FDIC in the future.

Significant changes, more than 5 percent, in other components of non interest expense for the three and six month periods ended June 30, 2010 compared to June 30, 2009, were due to the following:

•	Decrease of $276,000 (235.9%) and $503,000 (204.5%), respectively, in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies due partially offset by increases in banker’s professional and automobile insurance costs,

•	Decrease of $180,000 (64.1%) and $245,000 (41.8%), respectively, in stationary and printing costs, due to decreased consumption,

•	Increase of $37,000 (20.1%) and $20,000 (5.2%) in courier costs due to increased utilization,

•	Increase of $94,000 (31.0%) and $529,000 (112.3%) in other loan expenses primarily due to costs associated with properties held as other real estate owned and asset recovery costs,

•	Increase of $158,000 (16.2%) and $117,000 (6.3%) in outside services, due to outsourcing of several data processing functions.

Income Taxes

Income taxes (benefit) of $(5.4) million and $(3.3) million, respectively, were recorded in the three and six month periods ended June 30, 2010, compared to $(1.5) million and $1.6 million, respectively for the same periods in the prior year. Overall effective tax rate of 35.0 percent for the six month period ended June 30, 2010 was higher compared to 18.5 percent for the same period in the prior year. The 2010 effective rate was higher primarily due to the fact that tax-exempt income represented a lower percentage of pretax income in 2010 compared to 2009. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

  Assets

The Company had total assets of $2,883.2 million at June 30, 2010, an increase of $217.6 million or 8.2 percent from $2,665.6 million at December 31, 2009.

Cash and Due from Banks

Cash and due from banks was $455.7 million at June 30, 2010, an increase of $288.7 million or 172.9 percent from $167.0 million at December 31, 2009. Included in cash and due from banks is interest earning deposits of $406.8 million at June 30, 2010 and $127.7 million at December 31, 2009. The increase was a result of deposit growth and loan paydowns which have not yet been deployed into investments or loans.

Federal Funds Sold

Federal funds sold totaled $75.2 million at June 30, 2010, an increase of $23.3 million or 44.9 percent from $51.9 million at December 31, 2009. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

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

The securities portfolio, which consists of various debt and equity securities, totaled $505.2 million at June 30, 2010, a decrease of $17.1 million or 3.3 percent from $522.3 million at December 31, 2009. FHLB stock totaled $7.7 million at June 30, 2010 and $8.5 million at December 31, 2009.

Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. The available for sale portfolio totaled $486.6 million at June 30, 2010 which was a decrease of $14.0 million or 2.8 percent from $500.6 million at December 31, 2009. The held to maturity portfolio totaled $18.6 million at June 30, 2010, which was a decrease of $3.0 million or 13.9 percent from $21.7 million at December 31, 2009.

U.S. Treasury and government agency obligations classified as available for sale totaled $4.0 million at June 30, 2010, a decrease of $1.0 million or 20.0 percent from $5.0 million at December 31, 2009. The decrease was due to maturities and calls of $41.0 million which were partially offset by purchases of $40.0 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at June 30, 2010 or at December 31, 2009.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $325.0 million at June 30, 2010, an increase of $8.6 million or 2.7 percent from $316.4 million at December 31, 2009. The increase was due to purchases of $74.2 million and other changes of $0.9 million which were partially offset by maturities and principal paydowns of $61.6 million and sales of $4.9 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $13.4 million at June 30, 2010, a decrease of $3.1 million or 18.8 percent from $16.5 million at December 31, 2009. The decrease was due to maturities and principal paydowns of $3.1 million.

Obligations of state and political subdivisions classified as available for sale totaled $144.1 million at June 30, 2010, a decrease of $20.2 million or 12.3 percent from $164.3 million at December 31, 2009. The decrease was a result of maturities and calls of $36.1 million which was partially offset by purchases of $15.5 million and other increases of $0.4 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both June 30, 2010 and December 31, 2009. The combined available for sale and held to maturity obligations of state and political subdivisions at June 30, 2010 were comprised of approximately 71 percent of New York State political subdivisions and 29 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities classified as available for sale decreased $1.5 million, or 31.3 percent, to $3.3 million at June 30, 2010 from $4.8 million at December 31, 2009. The decrease was due to other changes of $1.3 million and maturities and calls of $0.2 million. Included in other changes were $2.3 million of credit related impairment charges related to the Company’s investments in pooled trust preferred securities. These pooled trust preferred securities, which had an aggregate cost basis of $11.7 million and $13.8 million as of June 30, 2010 and December 31, 2009, respectively, have suffered severe declines in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities.

Mutual funds and other equity securities totaled $10.2 million at June 30, 2010, an increase of $0.1 million or 1.0 percent from $10.1 million at December 31, 2009. All mutual funds and other equity securities are classified as available for sale.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $7.7 million at June 30, 2010 and $8.5 million at December 31, 2009.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2010 or December 31, 2009.

Loans

Net loans totaled $1,693.1 million at June 30, 2010, a decrease of $79.5 million or 4.5 percent from $1,772.6 million at December 31, 2009. The decrease resulted principally from a $52.4 million decrease in construction loans, a $20.1 million decrease in commercial and industrial loans, and a $3.0 million decrease in lease financing. These decreases were partially offset by a $3.0 million increase in loans to individuals and a $0.4 million increase in commercial real estate loans. Net charge-offs of $25.6 million and a $8.5 million increase in the allowance for loan losses contributed to the overall decrease in net loans.

Major classifications of loans at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(000’s)

Real Estate:
Commercial	$784,012	$783,597
Construction	203,124	255,660
Residential	454,529	454,532
Commercial and industrial	254,840	274,860
Individuals	29,992	26,970
Lease financing	17,822	20,810

Total	1,744,319	1,816,429
Deferred loan fees, net	(4,109)	(5,139)
Allowance for loan losses	(47,127)	(38,645)

Loans, net	$1,693,083	$1,772,645

The Company expects to increase its focus on and holdings of multi-family loans originated in the New York City area.

Nonperforming assets and net charge-offs have increased significantly since June 30, 2009 as the cumulative effect of the current economic downturn has impacted the Company’s customers and market area, particularly in the second and third quarters of 2009. The following table illustrates the trend in nonperforming assets, delinquency and net charge-offs from June 2009 to June 2010.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	$7,061	$6,210	$8,745	$4,034
Construction	—	—	—	4,018	5,445
Residential	$342	1,048	401	2,051	1,021

Total Real Estate	342	8,109	6,611	14,814	10,500

Commercial & Industrial	65	394	273	5,779	843
Lease Financing and Individuals	41	1	57	285	61

Total Loans Past Due 90 Days or More and Still Accruing	448	8,504	6,941	20,878	11,404

Non-Accrual Loans:
Real Estate:
Commercial	27,312	30,292	20,957	16,308	13,131
Construction	19,566	17,466	10,057	7,640	11,470
Residential	19,967	17,756	15,621	15,118	14,342

Total Real Estate	66,845	65,514	46,635	39,066	38,943
Commercial & Industrial	2,583	3,988	3,821	754	2,253
Lease Financing and Individuals	134	184	134	49	112

Total Non-Accrual Loans	69,562	69,686	50,590	39,869	41,308

Other Real Estate Owned	5,578	6,937	9,211	5,063	7,188

Total Nonperforming Assets	$75,558	$85,127	$66,742	$65,810	$59,900

Net charge-offs during quarter	$20,784	$4,863	$3,283	$2,063	$1,549

Nonperforming assets to total assets at period end	2.62%	3.04%	2.50%	2.55%	2.34%

Non-accrual loans increased $19.0 million to $69.6 million at June 30, 2010 from $50.6 million at December 31, 2010. There was no interest income on non-accrual loans included in net income for the six month period ended June 30, 2010 and the year ended December 31, 2009. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $4.0 million and $3.0 million for the six month period ended June 30, 2010 and the year ended December 31, 2009, respectively.

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

During the six month period ended June 30, 2010:

•	Non-accrual commercial real estate loans increased $6.3 million resulting from the transfer of eighteen loans totaling $13.7 million, which was partially offset by the full charge-offs of four loans totaling $0.9 million, partial charge-offs totaling $5.8 million taken on nine loans and principal payments of $0.7 million.

•	Non-accrual construction loans increased $9.5 million, resulting from the transfer of ten loans totaling $17.7 million which was partially offset by partial charge-offs totaling $7.4 million taken on ten loans and principal payments of $0.8 million.

•	Non-accrual residential loans increased $4.3 million resulting from the transfer of fourteen loans totaling $14.3 million, which was partially offset by full charge-offs of eight loans totaling $3.3 million, partial charge-offs totaling $6.6 million taken on nine loans and principal payments of $0.1 million.

•	Non-accrual commercial and industrial loans decreased $1.2 million resulting from the full charge off of twenty eight loans totaling $0.8 million, partial charge-offs totaling $0.9 million taken on five loans, the transfer to accrual status of one loan totaling $0.4 million to accrual status and principal payments of $0.1 million which were partially offset by the transfer of twenty eight loans totaling $1.0 million.

•	Other real estate owned decreased $3.6 million resulting from the $2.2 million sale of one property and a $1.4 million loss on sale of one property.

At June 30, 2010, there were seven loans totaling $0.4 million which were past due 90 days or more and still accruing, compared to nineteen loans totaling $6.9 million at December 31, 2009. In addition, the Company had $6.4 million and $32.0 million of accruing loans that were 30-89 days delinquent and still accruing at June 30, 2010 and December 31, 2009, respectively.

Loans considered by the Company to be impaired totaled $90.0 million and $50.6 million at June 30, 2010 and December 31, 2009, respectively. Of these loans, there were forty six loans totaling $50.4 million and eleven loans totaling $20.5 million which were subject to fair value measurement at June 30, 2010 and December 31, 2009, respectively. As required by the “Receivable” topic of the FASB Accounting Standards Codification, these loans have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. As of June 30, 2010, the Company had taken cumulative partial charge-offs totaling $23.3 million on thirty three impaired loans and had allocated $3.4 million in specific reserves to thirteen impaired loans. As of December 31, 2009 the Company had taken cumulative partial charge-offs totaling $4.3 million on five impaired loans and had allocated $3.6 million of specific reserves to seven impaired loans.

There were two loans totaling $6.2 million at June 30, 2010 and one loan of $0.6 million at December 31, 2009 that were considered troubled debt restructurings. One loan totaling $5.8 million at June 30, 2010 was a performing impaired loan for which a $0.6 million specific reserve has been allocated by the Company. The remaining loan which totaled $0.4 million and $0.6 million at June 30, 2010 and December 31, 2009, respectively, is on non-accrual status. At June 30, 2010, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

The Company performs extensive ongoing asset quality monitoring by both internal and independent loan review functions. In addition, the Company conducts timely remediation and collection activities through a network of internal and external resources which include an internal asset recovery department, real estate and other loan workout attorneys and external collection agencies. In addition, during the second quarter of 2010, the Company decided to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. See “Allowance for Loan Losses” below for further discussion of this strategy. Management believes that these efforts are appropriate for accomplishing either successful remediation or maximizing collections related to nonperforming assets.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change
	June 30,	During	December 31,
	2010	2010	2009

Components
Specific:
Real Estate:
Commercial	$972	$972	—
Construction	2,432	2,307	$125
Residential	361	(2,117)	2,478
Commercial and Industrial	25	(471)	496
Lease Financing and individuals	133	(342)	475

Total Specific component	3,923	349	3,574

Formula:
Real Estate:
Commercial	$19,519	$4,246	$15,273
Construction	5,974	297	5,677
Residential	11,027	3,799	7,228
Commercial and Industrial	6,623	(207)	6,830
Lease Financing and individuals	61	(2)	63

Total Formula component	43,204	8,133	35,071

Total Allowance	$47,127		$38,645

Net Change		8,482
Net Charge-offs		(25,648)

Provision for loan losses		$34,130

		Change
	June 30,	During	December 31,
	2009	2009	2008

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	—	—	—
Residential	$270	270	—
Commercial and Industrial	1,497	1,497	—
Lease Financing and individuals	25	25	—

Total Specific component	$1,792	$1,792	$—

Formula:
Real Estate:
Commercial	$12,988	$4,768	$8,220
Construction	5,958	2,288	3,670
Residential	7,233	3,039	4,194
Commercial and Industrial	6,166	(106)	6,272
Lease Financing and individuals	40	(141)	181

Total Formula component	$32,385	$9,848	$22,537

Total Allowance	$34,177		$22,537

Net Change		11,640
Net Charge-offs		(2,852)

Provision for loan losses		$14,492

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company often records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the second quarter of 2010, the Company decided to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. The severity of the decline in real estate values has provided new market opportunities for the disposition of distressed assets as investors search for yield in the current low interest rate environment and our more aggressive policy may be able to take advantage of those opportunities. As part of the revised resolution strategy, the Company has reevaluated each problem loan and has made a determination of net realizable value based on management’s estimation of the best probable outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities. The effects of this new strategy are reflected in significant charge-offs, during the first six months of 2010, as well as in additions to both the specific and formula components of the allowance. During the six months ended June 30, 2010, the Company recorded $25.6 million of net charge-offs, of which $20.7 million were partial charge-offs related to current nonaccrual loans. At June 30, 2010, the Company had $3.9 million of specific reserves allocated to thirteen impaired loans. There were $3.6 million of specific reserves allocated to seven impaired loans as of December 31, 2009. The Company’s analyses as of June 30, 2010 and December 31, 2009 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following factors affected the changes in the formula component of the allowance for loan losses at June 30, 2010:

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. While there have been some recent signs of increased activity in the real estate sectors of the market, persistent negative effects from the unprecedented economic downturn experienced in 2009 and 2008 have continued to negatively affect the cash flow of many of the Company’s customers. In addition, recent significant increases in filings of bankruptcy and foreclosure proceedings have overloaded the court systems and have resulted in what the Company believes to be unacceptable delays in attempts to obtain title to real estate and other collateral through conventional foreclosure. Although current indicators show that the economic downturn may have bottomed out, recovery is expected to be a slow process. In addition, despite some evidence of recent improvement, housing prices have continued to decline and the availability of mortgage financing continues to be limited. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Concentration — The primary collateral for the Company’s loans is real estate, particularly commercial real estate. The current economic downturn has had a severely negative effect on activity and values throughout the real estate industry, which has heightened risk associated with this concentration. Therefore, consideration of the changes in levels of risk associated with concentrations resulting from adverse conditions in the marketplace is part of the determination of the formula component of the allowance.

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are considered in the determination of the formula component of the allowance. During the year ended December 31, 2009 and into the first half of 2010, the market for new construction has continued to slow significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the six month period ended June 30, 2010, the negative effects of nonperforming assets and delinquencies have continued to increase. We believe this increase is due to lagging effects of the economic downturn within the economy and our local market area. Changes in overall asset quality are considered in determining the formula component of the allowance for loan losses.

•	Loan participations — We purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Due to the severe negative impact that the recent economic downturn has had on the financial services industry, risk associated with participation with other financial institutions has increased. In addition, since many of these relationships are relatively new, we do not yet have an established record of performance. The potential impact of these factors on any probable losses with respect to loan participation relationships is considered in the determination of the formula component of the allowance for loan losses.

A summary of the activity in the allowance for loans losses during the six month periods ended June 30, 2010 and 2009 follows:

	June 30,
	2010	2009
	(000’s except percentages)

Net loans outstanding at end of period	$1,693,083	$1,746,190

Average net loans outstanding during the period	1,745,062	1,717,905

Allowance for loan losses:
Balance, beginning of the year	38,645	22,537
Provision charged to expense	34,130	14,492

	72,775	37,029

Charge-off and recoveries during the period
Charge-offs:
Real Estate:
Commercial	(6,686)	(535)
Construction	(7,474)	(440)
Residential	(10,075)	(979)
Commercial and Industrial	(1,625)	(990)
Lease Financing and individuals	(109)	(31)
Recoveries
Real Estate:
Commercial	—	—
Construction	11	—
Residential	9	6
Commercial and Industrial	292	102
Lease Financing and individuals	9	15

Net charge-offs during the period	(25,648)	(2,852)

Balance, at period end	$47,127	$34,177

Ratio of net charge-offs to average net loans outstanding during the period	1.47%	0.17%
Ratio of allowance for loan losses to gross loans outstanding at end of the period	2.70%	1.91%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	June 30, 2010
	(000’s except percentages)
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$20,491	$784,012	44.95%
Construction	8,406	203,124	11.64%
Residential	11,388	454,529	26.06%
Commercial & Industrial	6,648	254,840	14.61%
Lease Financing & Individuals	194	47,814	2.74%

Total	$47,127	$1,744,319	100.0%

	June 30, 2009
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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

  Deposits

Deposits totaled $2,411.1 million at June 30, 2010, an increase of $238.5 million or 11.0 percent from $2,172.6 million at December 31, 2009. The following table presents a summary of deposits at June 30, 2010 and December 31, 2009.

	(000’s)
	June 30,	December 31,
	2010	2009	Increase (Decrease)

Demand deposits	$789,420	$686,856	$102,564
Money market accounts	961,038	859,693	101,345
Savings accounts	114,779	111,393	3,386
Time deposits of $100,000 or more	147,245	144,817	2,428
Time deposits of less than $100,000	58,582	61,231	(2,649)
Checking with interest	339,999	308,625	31,374

Total Deposits	$2,411,063	$2,172,615	$238,448

The Company experienced growth in both new and existing customers, including growth from new branches added during 2008 and 2009 and from seasonal increases in municipal demand deposits. Proceeds from deposit growth were retained in liquid assets, primarily in interest earning bank deposits.

Borrowings

Total borrowings were $167.3 million at June 30, 2010, a decrease of $9.6 million or 5.4 percent from $176.9 million at December 31, 2009. The decrease resulted from the maturity of a FHLB term borrowing of $21.0 million which was partially offset by a $11.4 million increase in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $282.5 million at June 30, 2010, a decrease of $11.2 million or 3.8 percent from $293.7 million at December 31, 2009. The decrease in stockholders’ equity resulted from a net loss of $6.1 million and cash dividends paid on common stock of $7.4 million which was partially offset by increases in accumulated other comprehensive income of $2.0 million and $0.3 million of net increases related to exercises of stock options.

The Company’s and the Bank’s capital ratios at June 30, 2010 and December 31, 2009 are as follows:

			Minimum to be	Enhanced Capital Requirements
	June 30,	December 31,	Considered	Effective
	2010	2009	Well Capitalized	as of December 31, 2009

Leverage ratio:
Company	9.0%	10.2%	5.0%	N/A
HVB	8.1	8.4	5.0	8.0%
Tier 1 capital:
Company	14.0%	13.9%	6.0%	N/A
HVB	12.6	11.4	6.0	10.0%
Total capital:
Company	15.2%	15.2%	10.0%	N/A
HVB	13.9	12.7	10.0	12.0%

During the fourth quarter of 2009, the OCC required Hudson Valley Bank (HVB) to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. In the second quarter of 2010, the Company contributed an additional $15 million of capital to HVB. The Company and HVB have continuously exceeded required regulatory capital ratios since December 31, 2009.

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

The Company’s liquid assets at June 30, 2010 include cash and due from banks of $455.7 million, which included $406.8 million of interest earning deposits, and Federal funds sold of $75.2 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $186.2 million at June 30, 2010. This represented 37.1 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $291.8 million, or 16.7 percent of loans at June 30, 2010, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of June 30, 2010, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at June 30, 2010. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $970 million of which no balances were outstanding as at June 30, 2010. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at June 30, 2010.

As of June 30, 2010, the Company had qualifying loan and investment securities totaling approximately $466 million which could be utilized under available borrowing programs thereby increasing liquidity.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2010. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 include, but are not limited to, statements regarding:

•	our strategy, financial projections and estimates and their underlying assumptions;

•	our plans, objectives, expectations or consequences of future transactions;

•	our future performance, operations, products and services;

•	our opportunities for growth, our plans for expansion (including opening new branches) and the competition we face in attracting and retaining customers;

•	economic conditions generally and in our market area in particular, which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	demand for our products and services;

•	future provisions for loan losses, increases in non performing assets, impairment of certain investments and our allowance for loan losses;

•	interest rates;

•	the regulatory environment in which we operate, our regulatory compliance and future regulatory requirements;

•	our intention and ability to maintain regulatory capital above the levels required by the Office of the Comptroller of the Currency, or the OCC, for the Bank and the levels required for us to be “well-capitalized”, or such higher capital levels as may be required;

•	proposed legislative and regulatory action affecting us and the financial services industry;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	future Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	our use of the net proceeds from our proposed offering of common stock; and

•	limitations on dividends payable by the Company or the Bank.

We assume no obligation for updating any such forward-looking statements at any given time.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2009 were previously reported in the Company’s 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2010 compared to December 31, 2009.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during six month period ended June 30, 2010. The Company had no derivative financial instruments in place at June 30, 2010 and December 31, 2009.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2010 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at June 30, 2010, shows a positive cumulative static gap of $295.9 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2010.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	June 30,
Gradual Change in Interest Rates	2010	Policy Limit

+200 basis points	2.5%	(5.0)%
–100 basis points	(1.5)%	(5.0)%

Since March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and –100 basis points scenario is within the Company’s policy limits.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended June 30, 2010, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2009 Annual Report on Form 10-K under “Risk Factors”.

There has been no material change in such risk factors other than the following:

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank. The Act is likely to increase our regulatory compliance burden. However, it is too early for us to fully assess the full impact of the Act on our business, financial condition or results of operations in part because many of the Act’s provisions require subsequent regulatory rulemaking.

Among the Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. Moreover, the Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Act also restricts the authority of the Comptroller of the Currency to preempt state consumer protection laws applicable to national banks, such as the Bank, and ends the preemption of state laws as they affect subsidiaries and agents of national banks, changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. We expect the Bureau and these other changes will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

The Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. These restrictions may limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10.0 billion of assets, such as the Company and the Bank, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Regulatory changes may reduce our fee income.

On July 6, 2010 final rules implemented by the Federal Reserve took effect which impose overdraft and interchange fee restrictions and will likely reduce our non-interest income. The new rules prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one time debit card transactions, unless a consumer consents to the overdraft service for those types of transactions. While we expect that these changes will likely reduce our non-interest income, we cannot quantify the impact of this regulatory change until our customers determine to “opt in” to our standard overdraft practice.

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

August 9, 2010