Form 10-Q
period 2010-09-30
HUDSON VALLEY HOLDING CORP
filed 2010-11-09
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
November 1,
Class	2010
Common stock, par value $0.20 per share	16,029,164

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	September 30,
	2010	2009

Interest Income:
Loans, including fees	$26,557	$27,822
Securities:
Taxable	3,354	4,203
Exempt from Federal income taxes	1,321	1,756
Federal funds sold	45	38
Deposits in banks	260	20

Total interest income	31,537	33,839

Interest Expense:
Deposits	3,025	3,541
Securities sold under repurchase agreements and other short-term borrowings	69	73
Other borrowings	1,190	1,579

Total interest expense	4,284	5,193

Net Interest Income	27,253	28,646
Provision for loan losses	6,572	2,732

Net interest income after provision for loan losses	20,681	25,914

Non Interest Income:
Service charges	1,604	1,368
Investment advisory fees	2,162	1,934
Recognized impairment charge on securities available for sale (includes $172 of total gains and $8,450 of total losses in 2010 and 2009, respectively, less $745 of gains and $6,335 of losses on securities available for sale, recognized in other comprehensive income in 2010 and 2009, respectively,)	(75)	(597)
Realized gain on securities available for sale, net	75	—
Loss on other real estate owned	(550)	—
Other income	627	636

Total non interest income	3,843	3,341

Non Interest Expense:
Salaries and employee benefits	9,483	9,551
Occupancy	2,108	2,143
Professional services	1,239	1,220
Equipment	1,005	1,233
Business development	480	495
FDIC assessment	1,246	915
Other operating expenses	2,861	3,374

Total non interest expense	18,422	18,931

Income Before Income Taxes	6,102	10,324
Income Taxes	2,031	3,426

Net Income	$4,071	$6,898

Basic Earnings Per Common Share	$0.25	$0.59
Diluted Earnings Per Common Share	$0.25	$0.58

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Nine Months Ended
	September 30,
	2010	2009

Interest Income:
Loans, including fees	$81,248	$82,213
Securities:
Taxable	10,601	14,133
Exempt from Federal income taxes	4,652	5,945
Federal funds sold	123	62
Deposits in banks	519	32

Total interest income	97,143	102,385

Interest Expense:
Deposits	9,679	11,096
Securities sold under repurchase agreements and other short-term borrowings	217	474
Other borrowings	4,128	5,605

Total interest expense	14,024	17,175

Net Interest Income	83,119	85,210
Provision for loan losses	40,702	17,224

Net interest income after provision for loan losses	42,417	67,986

Non Interest Income:
Service charges	5,019	4,373
Investment advisory fees	6,676	5,576
Recognized impairment charge on securities available for sale (includes $2,841 and $11,857 of total losses in 2010 and 2009, respectively, less $483 and $7,708 of losses on securities available for sale, recognized in other comprehensive income in 2010 and 2009, respectively,)	(2,358)	(4,149)
Realized gain on securities available for sale, net	150	52
Loss on other real estate owned	(1,974)	—
Other income	1,807	1,976

Total non interest income	9,320	7,828

Non Interest Expense:
Salaries and employee benefits	28,863	29,769
Occupancy	6,204	6,148
Professional services	4,103	3,280
Equipment	2,940	3,273
Business development	1,590	1,535
FDIC assessment	3,521	4,554
Other operating expenses	7,793	8,460

Total non interest expense	55,014	57,019

Income (Loss) Before Income Taxes	(3,277)	18,795
Income Taxes (Benefit)	(1,248)	4,995

Net Income (Loss)	$(2,029)	$13,800

Basic Earnings (Loss) Per Common Share	$(0.13)	$1.18
Diluted Earnings (Loss) Per Common Share	$(0.13)	$1.16

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Income (Loss)	$4,071	$6,898	$(2,029)	$13,800

Other comprehensive gain (loss), net of tax:
Net change in unrealized (losses) gains:
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	172	(1,782)	(2,841)	(11,857)
Losses recognized in earnings	75	597	2,358	4,149

Gains (losses) recognized in comprehensive income	247	(1,185)	(483)	(7,708)
Income tax effect	(101)	486	198	3,160

Unrealized holding gains (losses) on other-than-temporarily impaired securities available for sale, net of tax	146	(699)	(285)	(4,548)

Securities available for sale not other-than-temporarily impaired:
Gains arising during the year	3,955	6,009	7,871	18,322
Income tax effect	(1,485)	(2,448)	(3,020)	(7,376)

	2,470	3,561	4,851	10,946

Gains recognized in earnings	(75)	—	(150)	(52)
Income tax effect	30	—	60	21

	(45)	—	(90)	(31)

Unrealized holding gains on securities available for sale not other-than-temporarily- impaired , net of tax	2,425	3,561	4,761	10,915

Unrealized holding gain on securities, net	2,571	2,862	4,476	6,367

Minimum pension liability adjustment	103	267	307	801
Income tax effect	(41)	(108)	(123)	(321)

	62	159	184	480

Other comprehensive income	2,633	3,021	4,660	6,847

Comprehensive Income	$6,704	$9,919	$2,631	$20,647

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	September 30,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$38,123	$39,321
Interest earning deposits in banks	379,879	127,659
Federal funds sold	70,908	51,891
Securities available for sale at estimated fair value (amortized cost of $466,901 in 2010 and $500,340 in 2009)	474,434	500,635
Securities held to maturity at amortized cost (estimated fair value of $18,683 in 2010 and $22,728 in 2009)	17,474	21,650
Federal Home Loan Bank of New York (FHLB) Stock	7,685	8,470
Loans held for sale	21,864	—
Loans (net of allowance for loan losses of $36,886 in 2010 and $38,645 in 2009)	1,671,730	1,772,645
Accrued interest and other receivables	17,425	15,200
Premises and equipment, net	29,208	30,383
Other real estate owned	9,393	9,211
Deferred income taxes, net	23,620	20,957
Bank owned life insurance	25,651	24,458
Goodwill	23,842	23,842
Other intangible assets	2,659	3,276
Other assets	16,164	15,958

TOTAL ASSETS	$2,830,059	$2,665,556

LIABILITIES
Deposits:
Non interest-bearing	$768,109	$686,856
Interest-bearing	1,605,970	1,485,759

Total deposits	2,374,079	2,172,615
Securities sold under repurchase agreements and other short-term borrowings	43,336	53,121
Other borrowings	102,759	123,782
Accrued interest and other liabilities	22,233	22,360

TOTAL LIABILITIES	2,542,407	2,371,878

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 15,000,000; no shares outstanding in 2010 and 2009, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 16,029,164 and 16,016,738 shares in 2010 and 2009, respectively	3,465	3,463
Additional paid-in capital	346,614	346,297
Retained earnings (deficit)	(8,711)	2,294
Accumulated other comprehensive income (loss), net	3,848	(812)
Treasury stock, at cost; 1,299,414 shares in both 2010 and 2009	(57,564)	(57,564)

Total stockholders’ equity	287,652	293,678

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,830,059	$2,665,556

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2010 and 2009
Dollars in thousands, except share amounts

						Accumulated
						Other
	Number of			Additional	Retained	Comprehensive
	Shares	Common	Treasury	Paid-in	Earnings	Income
	Outstanding	Stock	Stock	Capital	(Deficit)	(Loss)	Total

Balance at January 1, 2010	16,016,738	$3,463	$(57,564)	$346,297	$2,294	$(812)	$293,678
Net loss					(2,029)		(2,029)
Grants and exercises of stock options, net of tax	12,426	2		317			319
Cash dividends ($0.56 per share)					(8,976)		(8,976)
Accrued benefit liability adjustment						184	184
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						4,761	4,761
Other-than-temporarily impaired (includes $2,841 of total losses less $2,358 of losses recognized in earnings, net of $198 tax)						(285)	(285)

Balance at September 30, 2010	16,029,164	$3,465	$(57,564)	$346,614	$(8,711)	$3,848	$287,652

						Other
	Number of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2009	10,871,609	$2,367	$(41,935)	$250,129	$2,084	$(5,144)	$207,501
Net income					13,800		13,800
Grants and exercises of stock options, net of tax	19,596	4		597			601
Purchase of treasury stock	(334,703)		(15,631)				(15,631)
Sale of treasury stock	52		2				2
Cash dividends ($1.06 per share)					(12,402)		(12,402)
Accrued benefit liability adjustment						480	480
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						10,915	10,915
Other-than-temporarily impaired (includes $11,857 of total losses less $4,149 of losses recognized in earnings, net of $3,160 tax)						(4,548)	(4,548)

Balance at September 30, 2009	10,556,554	$2,371	$(57,564)	$250,726	$3,482	$1,703	$200,718

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Nine Months
	Ended September 30,
	2010	2009

Operating Activities:
Net income (loss)	$(2,029)	$13,800
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	40,702	17,224
Depreciation and amortization	2,944	2,929
Recognized impairment charge on securities available for sale	2,358	4,149
Realized gain on security transactions, net	(150)	(52)
Loss on other real estate owned	1,974	—
Amortization of premiums on securities, net	1,571	321
Increase in cash value of bank owned life insurance	(869)	(891)
Amortization of intangible assets	617	616
Stock option expense and related tax benefits	146	211
Deferred tax benefit	(5,608)	(7,991)
Decrease in deferred loan fees, net	(1,106)	(182)
(Increase) decrease in accrued interest and other receivables	(2,225)	609
(Increase) decrease in other assets	(206)	722
Excess tax benefits from share-based payment arrangements	(6)	(12)
Decrease in accrued interest and other liabilities	(127)	(1,426)
Decrease in accrued benefit liability adjustment	185	807

Net cash provided by operating activities	38,171	30,834

Investing Activities:
Net decrease in Federal funds sold	(19,017)	(61,992)
Decrease in FHLB stock	785	11,887
Proceeds from maturities and paydowns of securities available for sale	197,565	403,659
Proceeds from maturities and paydowns of securities held to maturity	4,184	6,132
Proceeds from sales of securities available for sale	21,906	8,750
Purchases of securities available for sale	(189,636)	(289,171)
Net decrease (increase) in loans	35,089	(89,944)
Proceeds from sale of other real estate owned	2,209	—
Net purchases of premises and equipment	(1,769)	(2,609)
Increase in goodwill	—	9
Premiums paid on bank owned life insurance	(324)	(393)

Net cash provided by (used in) investing activities	50,992	(13,672)

Financing Activities:
Net increase in deposits	201,464	330,485
Net decrease in securities sold under repurchase agreements and short-term borrowings	(9,785)	(214,353)
Repayment of other borrowings	(21,023)	(70,023)
Proceeds from issuance of common stock	173	390
Excess tax benefits from share-based payment arrangements	6	12
Proceeds from sale of treasury stock	—	2
Acquisition of treasury stock	—	(15,631)
Cash dividends paid	(8,976)	(12,402)

Net cash provided by financing activities	161,859	18,480

Increase in Cash and Due from Banks and interest earning deposits	251,022	35,642
Cash and due from banks and interest earning deposits, beginning of period	166,980	45,428

Cash and due from banks and interest earning deposits, end of period	$418,002	$81,070

Supplemental Disclosures:
Interest paid	$14,215	$18,764
Income tax payments	6,801	11,789
Transfer to loans held for sale	21,864	—
Transfer to other estate owned	4,365	—

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

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. The Bank has 18 branch offices in Westchester County, New York, 5 in Manhattan, New York, 5 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County Connecticut. On September 21, 2010, the Bank opened a full service branch at 1250 Waters Place, Bronx, New York. The Bank has advised regulators that it intends to close its full-service branch at 1042 Westchester Avenue, Bronx, New York in the fourth quarter of 2010. Customer accounts from this branch will be transferred to the full-service branch located at 369 East 149th Street, Bronx, New York.

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

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2010 and December 31, 2009 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2010 and 2009 and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2010 and 2009. The results of operations for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Loans — Loans are reported at their outstanding principal balance, net of the allowance for loan losses, and deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the related loan or commitment as an adjustment to yield, or taken directly into income when the related loan is sold or commitment expires. Loans held for sale are reported at the lower of cost or fair value.

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

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Troubled-debt Restructurings — Troubled-debt restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted and borrower is experiencing financial difficulty. Restructured loans are returned to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant factors.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of September 30, 2010 and December 31, 2009 did not indicate impairment of its goodwill or identified intangible assets.

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

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$4,001	$16	—	$4,017
Mortgage-backed securities — residential	324,216	8,892	$14	333,094
Obligations of states and political subdivisions	116,100	6,667	1	122,766
Other debt securities	12,413	13	8,835	3,591

Total debt securities	456,730	15,588	8,850	463,468
Mutual funds and other equity securities	10,171	927	132	10,966

Total	$466,901	$16,515	$8,982	$474,434

		Gross Unrecognized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities — residential	$12,338	$765	—	$13,103
Obligations of states and political subdivisions	5,136	444	—	5,580

Total	$17,474	$1,209	—	$18,683

December 31, 2009

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$4,995	$33	$20	$5,008
Mortgage-backed securities — residential	312,996	5,600	2,208	316,388
Obligations of states and political subdivisions	158,465	5,897	91	164,271
Other debt securities	14,712	14	9,904	4,822

Total debt securities	491,168	11,544	12,223	490,489
Mutual funds and other equity securities	9,172	1,109	135	10,146

Total	$500,340	$12,653	$12,358	$500,635

		Gross Unrecognized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities — residential	$16,515	$733	$1	$17,247
Obligations of states and political subdivisions	5,135	346	—	5,481

Total	$21,650	$1,079	$1	$22,728

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $11,721 and $2,886, respectively, at September 30, 2010. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at September 30, 2010 with ratings ranging from Caa1 to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

In estimating OTTI losses, the Company considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuers, (3) whether the Company intends to sell or whether it is more likely than not that the Company would be required to sell the investments prior to recovery of cost and (4) evaluation of cash flows to determine if they have been adversely affected.

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

Significant Inputs at September 30, 2010

Annual prepayment	1.0%
Projected specific defaults/deferrals	27.0% - 81.0%
Projected severity of loss on specific defaults/deferrals	25.0% - 95.0%
Projected additional defaults:
Year 1	3.0%
Year 2	2.5%
Year 3	2.0%
Year 4	1.0%
Thereafter	0.3%
Projected severity of loss on additional defaults	85.0%
Present value discount rates	3m LIBOR + 1.60% - 2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the nine months ended September 30, 2010 (in thousands):

2010
Balance at January 1, 2010:
Total OTTI credit related impairment charges at January 1, 2010	$6,557
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	2,200
Credit related impairment not previously recognized	158

Balance at September 30, 2010	$8,915

During the nine month period ended September 30, 2010, the Company recognized additional pretax credit related impairment charges of $2,055, $158, $133, $9, and $3 on five pooled trust preferred securities which prior to the 2010 charges had book values of $7,455, $2,500, $2,215 $943 and $648, respectively. These charges were recognized due to adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell these securities prior to the recovery of their amortized cost basis.

The following tables reflect the Company’s investment’s fair values and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$8,818	$14	—	—	$8,818	$14
Obligations of states and political subdivisions	157	1	—	—	157	1
Other debt securities	—	—	$2,886	$8,835	2,886	8,835

Total debt securities	8,975	15	2,886	8,835	11,861	8,850
Mutual funds and other equity securities	29	7	84	125	113	132

Total temporarily impaired securities	$9,004	$22	$2,970	$8,960	$11,974	$8,982

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2010.

December 31, 2009

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	$2,980	$20	$2,980	$20
Mortgage-backed securities — residential	$94,211	$2,208	—	—	94,211	2,208
Obligations of states and political subdivisions	2,055	12	2,889	79	4,944	91
Other debt securities	—	—	4,433	9,904	4,433	9,904

Total debt securities	96,266	2,220	10,302	10,003	106,568	12,223
Mutual funds and other equity securities	—	—	128	135	128	135

Total temporarily impaired securities	$96,266	$2,220	$10,430	$10,138	$106,696	$12,358

Classified as Held to Maturity
Mortgage-backed securities — residential	$489	$1	—	—	$489	$1

Total temporarily impaired securities	$489	$1	—	—	$489	$1

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 37 and 162, respectively, at September 30, 2010 and December 31, 2009. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings and are readily marketable. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2010. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market value estimates for these securities are not necessarily indicative of their underlying value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at September 30, 2010.

At September 30, 2010 and December 31, 2009, securities having a stated value of approximately $387,000 and $365,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The contractual maturity of all debt securities held at September 30, 2010 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(000’s)

Contractual Maturity
Within 1 year	$5,764	$5,835	—	—
After 1 but within 5 years	36,308	38,188	—	—
After 5 years but within 10 years	73,739	78,275	$5,136	$5,580
After 10 years	16,703	8,076	—	—
Mortgage-backed Securities — residential	324,216	333,094	12,338	13,103

Total	$456,730	$463,468	$17,474	$18,683

4.  Loans

The major classifications of loans at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(000’s)

Real Estate:
Commercial	$788,016	$783,597
Construction	176,223	255,660
Residential	451,344	454,532
Commercial & Industrial	254,506	274,860
Individuals	25,705	26,970
Lease Financing	16,856	20,810

Total	1,712,650	1,816,429
Deferred loan fees, net	(4,034)	(5,139)
Allowance for loan losses	(36,886)	(38,645)

Loans, net	$1,671,730	$1,772,645

The following table illustrates nonperforming assets and delinquency at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(000’s)

Loans Past Due 90 Days or More and Still Accruing	$197	$6,941
Non-Accrual Loans	41,918	50,590
Other Real Estate Owned	9,393	9,211

Total Nonperforming Assets excluding loans held for sale	51,508	66,742
Nonperforming loans held for sale	21,864	—

Total nonperforming assets including loans held for sale	$73,372	$66,742

Nonperforming assets to total assets:
Excluding loans held for sale	1.82%	2.62%
Including loans held for sale	2.59%	2.62%

Loans considered by the Company to be impaired totaled $41,918 and $50,590 at September 30, 2010 and December 31, 2009, respectively. Of these loans, there were twenty three loans totaling $17,972 and eleven loans totaling $20,419 which were subject to fair value measurement at September 30, 2010 and December 31, 2009, respectively. The Company had allocated $816 in specific reserves to five impaired loans and $3,574 in specific reserves to seven impaired loans at September 30, 2010 and December 31, 2009, respectively. On September 30, 2010, the Company transferred $21,864 of nonperforming loans to the loans held for sale category in anticipation of the results of loan sales expected to be completed in the fourth quarter of 2010. These loans are carried at the lower of cost or fair value. During the nine month period ended September 30, 2010, the Company recorded $42,461 of net charge-offs, of which $32,174 were partial charge-offs related to non accrual loans and loans held for sale. The average investment in impaired loans was $68,652 and $34,970 for the nine month period ended September 30, 2010 and the year ended December 31, 2009, respectively. During the nine month period ended September 30, 2010, there was no income recorded on impaired loans.

The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans and a formula component to consider historical loan loss experience and additional risk factors affecting the portfolio. The Company recorded a provision for loan losses of $40,702 and $17,224 for the nine month periods ended September 30, 2010 and 2009, respectively.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(000’s)
Deposit Premium	$3,907	$2,651	$3,907	$2,232
Customer Relationships	2,470	1,140	2,470	998
Employment Related	516	443	516	387

Total	$6,893	$4,234	$6,893	$3,617

Intangible assets amortization expense was $206 and $617 for the three and nine month periods ended September 30, 2010, and $206 and $617 for the three and nine month periods ended September 30, 2009. The annual intangible assets amortization expense is estimated to be approximately $822 in 2010, $803 in 2011, $748 in 2012 and $190 in 2013.

Goodwill totaled $23,842 at both September 30, 2010 and December 31, 2009.

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

The Company has performed an evaluation of its tax positions and has concluded that as of September 30, 2010, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the nine month period ended September 30, 2010.

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(000’s except share data)
Numerator:
Net income (loss) available to common shareholders for basic and diluted earnings per share	$4,071	$6,898	$(2,029)	$13,800
Denominator:
Denominator for basic earnings per common share — weighted average shares	16,029,164	11,612,664	16,026,461	11,657,362
Effect of dilutive securities:
Stock options	61,725	249,413	—	259,455

Denominator for diluted earnings per common share — adjusted weighted average shares	16,090,889	11,862,077	16,026,461	11,916,817
Basic earnings per common share	$0.25	$0.59	$(0.13)	$1.18
Diluted earnings per common share	$0.25	$0.58	$(0.13)	$1.16
Dividends declared per share	$0.10	$0.30	$0.56	$1.40

In December 2009, the Company declared a 10% stock dividend. Share and per share amounts for 2009 have been retroactively restated to reflect the issuance of the additional shares. For the nine month period ended September 30, 2010, the effects of outstanding stock options were not included in the diluted earnings per share calculation as they would have been antidilutive due to the Company’s net loss for the respective periods.

8.  Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (dollars in thousands).

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$75	$81	$204	$991
Interest cost	148	158	431	463
Amortization of prior service cost	(47)	11	(143)	33
Amortization of net loss	149	181	448	542

Net periodic pension cost	$325	$431	$940	$2,029

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2009 Annual Report on Form 10-K that it expected to contribute $867 to the unfunded defined benefit plans during 2010. During 2010 this estimate was revised to $758. For the three and nine month periods ended September 30, 2010, the Company contributed $196 and $563, respectively, to these plans.

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

Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods. There were no stock-based compensation awards granted under either the 2010 Plan or the prior plans during the nine month period ended September 30, 2010.

The following table summarizes stock option activity for the nine month period ended September 30, 2010:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2009	722,575	$25.42
Granted	—
Exercised	(12,426)	14.03
Cancelled or Expired	(24,618)	23.77

Outstanding at September 30, 2010	685,531	25.68	$430	3.3
Exercisable at September 30, 2010	628,129	24.31	430	3.3

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on changes in the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the nine month period ended September 30, 2010 or the year ended December 31, 2009.

Net compensation expense of $47 and $140 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2010, respectively. The total tax benefit related thereto was $2 and $6, respectively. Net compensation expense of $64 and $199 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2009, respectively. The total tax benefit related thereto was $3 and $6, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $302 at September 30, 2010. This expense is expected to be recognized over a remaining weighted average period of 1.4 years.

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

The Company’s available for sale securities at September 30, 2010 and December 31, 2009 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$4,017	—	$4,017
Mortgage-backed securities — residential	—	333,094	—	333,094
Obligations of states and political subdivisions	—	122,766	—	122,766
Other debt securities	—	705	$2,886	3,591
Mutual funds and other equity securities	—	10,966	—	10,966

Total assets at fair value	—	$471,548	$2,886	$474,434

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$17,156	$17,156
Loans held for sale(2)	—	—	21,864	21,864
Other real estate owned(3)	—	—	9,393	9,393

Total assets at fair value	—	—	$48,413	$48,413

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on September 30, 2010 was $17,972 for which a specific allowance of $816 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based average bid indicators received from third parties expected to participate in the loans sales.

(3)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at September 30, 2010 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$5,008	—	$5,008
Mortgage-backed securities — residential	—	316,388	—	316,388
Obligations of states and political subdivisions	—	164,271	—	164,271
Other debt securities	—	884	$3,938	4,822
Mutual funds and other equity securities	—	10,146	—	10,146

Total assets at fair value	$—	$496,697	$3,938	$500,635

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$16,921	$16,921
Other real estate owned(2)	—	—	9,211	9,211

Total assets at fair value	$—	$—	$26,132	$26,132

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2009 was $20,494 for which a specific allowance of $3,573 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs The fair value of other real estate owned at December 31, 2009 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2010 and 2009:

	Level 3 Assets Measured on a Recurring Basis
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(000’s)		(000’s)

Balance at beginning of period	$2,629	$7,956	$3,938	$10,786
Transfers into (out of) Level 3	87	71	256	75
Net unrealized gain (loss) included in other comprehensive income	245	(1,574)	1,050	(856)
Principal payments	—	—	—	—
Recognized impairment charge included in the statement of income	(75)	(597)	(2,358)	(4,149)

Balance at end of period	$2,886	$5,856	$2,886	$5,856

11.  Fair Value of Financial Instruments

The “Financial Instruments” topic of the FASB Accounting Standards Codification requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2010 and December 31, 2009 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$488.9	$488.9	$218.9	$218.9
Held to maturity securities, and accrued interest	17.6	18.8	21.7	22.8
FHLB Stock	7.7	N/A	8.5	N/A
Loans and accrued interest	1,701.0	1,739.3	1,770.4	1,769.9
Liabilities:
Deposits with no stated maturity and accrued interest	2,178.7	2,178.7	1,968.3	1,968.3
Time deposits and accrued interest	197.2	196.7	206.3	205.9
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	43.3	43.3	53.1	53.1
Other borrowings and accrued interest	103.3	99.2	124.4	119.2
Financial liabilities for which carrying value approximates fair value	—	—	—	—

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

12.  Recent Accounting Pronouncements

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial condition and results of operations.

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

This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2010 and December 31, 2009, and the consolidated results of operations for the three and nine month periods ended September 30, 2010 and September 30, 2009. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2009 Annual Report on Form 10-K.

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

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, portions of New York City, New York and Fairfield County and New Haven County, Connecticut. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate and potential risks associated with the impact of regulatory changes that may take place in reaction to the current crisis in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of the Company’s loans.

The Company recorded net income for the three month period ended September 30, 2010 of $4.1 million or $0.25 per diluted share, a decrease of $2.8 million compared to net income of $6.9 million or $0.58 per diluted share for the same period in the prior year. The Company recorded a net loss for the nine month period ended September 30, 2010 of $2.0 million or $(0.13) per diluted share, a decrease of $15.8 million compared to earnings of $13.8 million or $1.16 per diluted share for the same period in the prior year. Per share amounts for the 2009 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2009.

The declines in earnings resulted primarily from significant increases in the provision for loan losses which totaled $6.6 million and $40.7 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $2.7 million and $17.2 million, respectively, for the same periods in the prior year. Earnings were also adversely affected by real estate owned valuation provisions of $1.4 million and $0.6 million, respectively, in the second and third quarters of 2010. These provisions are reflective of continued weakness in the overall economy which has resulted in the Company’s decision to follow a more aggressive strategy for problem asset resolution. The severity of the decline in real estate values has provided new market opportunities for the disposition of distressed assets as investors search for yield in the current low interest rate environment and our more aggressive policy has begun to take advantage of those opportunities. As part of the revised resolution strategy, the Company has reevaluated each problem loan and has made a determination of net realizable value based on management’s estimation of the best possible outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities, including sales of nonperforming loans.

Total loans decreased $103.7 million during the nine month period ended September 30, 2010. This decline resulted from a number of factors including decreased loan demand, charge-offs, pay downs of existing loans and the transfer of $21.9 million of nonperforming loans to the loans held for sale category in anticipation of the results of loan sales expected to be completed in the fourth quarter of 2010. The Company recognized $42.5 million of net charge-offs during the nine month period ended September 30, 2010. The Company has continued to experience a slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed properties, as well as additional increases in delinquent and nonperforming loans in other sectors of the loan portfolio, all of which have been adversely impacted by the economic downturn and decline in the real estate market. The Company, however, continues to provide lending availability to both new and existing customers.

Nonperforming assets, which include nonaccrual loans, accruing loans delinquent over 90 days and other real estate owned, decreased to $51.5 million at September 30, 2010, compared to $66.7 million at December 31, 2009. The decrease includes the transfer of $21.9 million of nonperforming loans to the held for sale category discussed above. Overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Although there is growing evidence that the current economic downturn may have begun to slowly turn around, increases in delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans continued during the first three quarters of 2010. Despite recent improvement in most economic indicators, the Company’s loan portfolio continued to be adversely impacted by the effects of severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the limited availability of residential mortgage financing, resulted in continued downward pressure on the overall asset quality of the Company’s loan portfolio during the first nine months of 2010. In addition, recent significant increases in filings of bankruptcy and foreclosure proceedings have overloaded the court systems and have resulted in what the Company believes to be unacceptable delays in attempts to obtain title to real estate and other collateral through conventional foreclosure. As a result of these factors, since the second quarter of 2010, the Company has followed the more aggressive strategy for resolving problem assets including the anticipated sale of certain nonperforming loans as discussed above.

Total deposits increased $201.5 million during the nine month period ended September 30, 2010 as the Company continued to experience significant growth in new customers both in existing branches and new branches added during the last two years. Proceeds from deposit growth were used to reduce maturing term borrowings or were retained in liquid investments, principally interest earning bank deposits.

During 2009 and 2010, the Company was able to repay maturing long-term borrowings, all of its brokered certificates of deposit and non-customer related short-term borrowings with liquidity provided primarily by core deposit growth and planned utilization of run-off from our investment securities. Additional liquidity from deposit growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to margin compression. The net interest margin declined from 4.15 percent in the second quarter of 2010 to 4.09 percent in the third quarter of 2010.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income declined by $1.6 million or 5.4 percent to $28.0 million for the three month period ended September 30, 2010, compared to $29.6 million for the same period in the prior year. Tax equivalent basis net interest income declined by $2.8 million or 3.2 percent to $85.6 million for the nine month period ended September 30, 2010, compared to $88.4 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.7 million and $2.5 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $1.0 million and $3.2 million, respectively, for the same periods in the prior year.

The Company’s non interest income was $3.8 million and $9.3 million, respectively, for the three and nine month periods ended September 30, 2010. This represented increases of $0.5 million or 15.2 percent and $1.5 million or 19.2 percent, respectively, compared to $3.3 million and $7.8 million, respectively, for the same periods in the prior year. These increases were primarily as a result of an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of recent improvement in both domestic and international equity markets. Assets under management were approximately $1.3 billion at September 30, 2010 and $1.2 billion at September 30, 2009. The overall increases in non interest income also included growth in deposit service charges. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.1 million and $2.4 million, respectively, for the three and nine month periods ended September 30, 2010 and $0.6 million and $4.1 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. Non interest income for the three and nine month periods ended September 30, 2010 also included $0.6 million and $2.0 million, respectively, of valuation losses on other real estate owned.

Non interest expense was $18.4 million and $55.0 million, respectively, for the three and nine month periods ended September 30, 2010. This represented decreases of $0.5 million or 2.6 percent and $2.0 million or 3.5 percent, respectively, compared to $18.9 million and $57.0 million, respectively, for the same periods in the prior year. Increases in non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes, were more than offset by cost saving measures implemented by the Company during 2009 and 2010. Overall decreases in non interest expense for the nine month period ended September 30, 2010, compared to the same period in the prior year, partially resulted from significantly lower Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums. Additional premiums imposed by the FDIC in 2009 to replenish shortfalls in the FDIC Insurance Fund have not as yet been imposed to the same degree in 2010. However, additional premium increases and special assessments may continue to be imposed by the FDIC in the future.

The Company’s capital ratios remain significantly in excess of “well capitalized” levels generally applicable to banks under current regulations. At September 30, 2010, the Company reported a total risk-based capital ratio of 15.0 percent, a Tier 1 risk-based capital ratio of 13.7 percent, and a Tier 1 leverage ratio of 9.1 percent.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities that the Company has determined that it is more likely than not that it would not be required to sell prior to maturity or recovery of cost. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method. The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary impairment (“OTTI”), management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of September 30, 2010 and December 31, 2009 did not indicate impairment of its goodwill or identified intangible assets.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2010 and September 30, 2009

Summary of Results

The Company recorded net income for the three month period ended September 30, 2010 of $4.1 million or $0.25 per diluted share, a decrease of $2.8 million compared to net income of $6.9 million or $0.58 per diluted share for the same period in the prior year. The Company recorded a net loss for the nine month period ended September 30, 2010 of $2.0 million or $(0.13) per diluted share, a decrease of $15.8 million compared to earnings of $13.8 million or $1.16 per diluted share for the same period in the prior year. Per share amounts for the 2009 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2009. Annualized returns (losses) on average stockholders’ equity and average assets were 5.7 percent and 0.6 percent for the three month period ended September 30, 2010, compared to 14.0 percent and 1.1 percent for the same period in the prior year. Annualized (losses) returns on average stockholders’ equity and average assets were (0.9) percent and (0.1) percent for the nine month period ended September 30, 2010, compared to 9.2 percent and 0.7 percent for the same period in the prior year. The decreases in net income for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year, reflected significantly higher provisions for loan losses, lower income taxes and slightly lower net interest income, partially offset by higher non interest income and lower non interest expense.

The provision for loan losses totaled $6.6 million and $40.7 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $2.7 million and $17.2 million, respectively, for the same periods in the prior year. The significant increase in the provision in 2010 compared to 2009 resulted from a decision by the Company to implement a more aggressive strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems.

Non interest income included recognized pre-tax impairment charges on securities available for sale of $0.1 million and $2.4 million, respectively, for the three and nine month periods ended September 30, 2010 and $0.6 million and $4.1 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. Non interest income for the three and nine month periods ended September 30, 2010 also included $0.6 million and $2.0 million, respectively, of valuation losses on other real estate owned.

Increases in non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were more than offset by cost saving measures implemented by the Company during 2009 and 2010. Overall decreases in non interest expense for the nine month period ended September 30, 2010, compared to the same period in the prior year, partially resulted from significantly lower FDIC deposit insurance premiums.

  Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2010 and September 30, 2009, as well as total interest and corresponding yields and rates.

	Three Months Ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(Unaudited)

ASSETS
Interest earning assets:
Deposits in Banks	$373,553	$260	0.28%	$40,573	$20	0.20%
Federal funds sold	84,112	45	0.21%	75,506	38	0.20%
Securities:(1)
Taxable	365,119	3,354	3.67%	378,847	4,203	4.44%
Exempt from federal income taxes	142,292	2,032	5.71%	170,326	2,701	6.34%
Loans, net(2)	1,693,859	26,557	6.27%	1,739,165	27,822	6.40%

Total interest earning assets	2,658,935	32,248	4.85%	2,404,417	34,784	5.79%

Non interest earning assets:
Cash & due from banks	46,877			41,675
Other assets	136,910			115,189

Total non interest earning assets	183,787			156,864

Total assets	$2,842,722			$2,561,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$955,296	$2,050	0.86%	$826,877	$2,284	1.10%
Savings	118,399	143	0.48%	103,308	133	0.51%
Time	202,934	609	1.20%	248,905	855	1.37%
Checking with interest	337,006	223	0.26%	270,984	269	0.40%
Securities sold under repo & other s/t borrowings	56,109	69	0.49%	72,275	73	0.40%
Other borrowings	102,760	1,190	4.63%	126,793	1,579	4.98%

Total interest bearing liabilities	1,772,504	4,284	0.97%	1,649,142	5,193	1.26%

Non interest bearing liabilities:
Demand deposits	772,954			691,156
Other liabilities	14,174			25,175

Total non interest bearing liabilities	787,128			716,331

Stockholders’ equity(1)	283,090			195,808

Total liabilities and stockholders’ equity	$2,842,722			$2,561,281

Net interest earnings		$27,964			$29,591

Net yield on interest earning assets			4.21%			4.92%

	Nine Months Ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(Unaudited)

ASSETS
Interest earning assets:
Deposits in Banks	$291,067	$519	0.24%	$16,705	$32	0.26%
Federal funds sold	78,095	123	0.21%	33,861	62	0.24%
Securities:(1)
Taxable	371,305	10,601	3.81%	428,116	14,133	4.40%
Exempt from federal income taxes	159,258	7,157	5.99%	190,456	9,146	6.40%
Loans, net(2)	1,727,807	81,248	6.27%	1,725,069	82,213	6.35%

Total interest earning assets	2,627,532	99,648	5.06%	2,394,207	105,586	5.88%

Non interest earning assets:
Cash & due from banks	45,898			43,144
Other assets	138,609			117,423

Total non interest earning assets	184,507			160,567

Total assets	$2,812,039			$2,554,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$935,851	$6,397	0.91%	$761,283	$6,831	1.20%
Savings	114,520	404	0.47%	99,508	361	0.48%
Time	206,351	1,948	1.26%	276,674	3,136	1.51%
Checking with interest	342,335	930	0.36%	240,378	768	0.43%
Securities sold under repo & other s/t borrowings	60,995	217	0.47%	118,241	474	0.53%
Other borrowings	114,924	4,128	4.79%	164,492	5,605	4.54%

Total interest bearing liabilities	1,774,976	14,024	1.05%	1,660,576	17,175	1.38%

Non interest bearing liabilities:
Demand deposits	728,005			664,914
Other liabilities	18,442			28,997

Total non interest bearing liabilities	746,447			693,911

Stockholders’ equity(1)	290,616			200,287

Total liabilities and stockholders’ equity	$2,812,039			$2,554,774

Net interest earnings		$85,624			$88,411

Net yield on interest earning assets			4.34%			4.92%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.

(2)	Includes non-accrual loans.

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

Average Balances and Interest Rates Non-GAAP Reconciliation to GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total interest earning assets:
As reported	$2,663,953	$2,407,514	$2,632,076	$2,394,900
Unrealized gain on securities available for sale(1)	5,018	3,097	4,544	693

Adjusted total interest earning assets	$2,658,935	$2,404,417	$2,627,532	$2,394,207

Net interest earnings:
As reported	$27,253	$28,646	$83,119	$85,210
Adjustment to tax equivalency basis(2)	711	945	2,505	3,201

Adjusted net interest earnings	$27,964	$29,591	$85,624	$88,411

Net yield on interest earning assets:
As reported	4.09%	4.76%	4.21%	4.74%
Effects of(1) and(2) above	0.12%	0.16%	0.13%	0.18%

Adjusted net interest earnings	4.21%	4.92%	4.34%	4.92%

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2010 and September 30, 2009.

	(000’s)
	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in Banks	$164	$76	$240	$526	$(39)	$487
Federal funds sold	4	3	7	81	(20)	61
Securities:
Taxable	(152)	(697)	(849)	(1,875)	(1,657)	(3,532)
Exempt from federal income taxes	(445)	(224)	(669)	(1,498)	(491)	(1,989)
Loans, net	(725)	(540)	(1,265)	130	(1,095)	(965)

Total interest income	(1,154)	(1,382)	(2,536)	(2,636)	(3,302)	(5,938)

Interest expense:
Deposits:
Money market	355	(589)	(234)	1,566	(2,000)	(434)
Savings	19	(9)	10	54	(11)	43
Time	(158)	(88)	(246)	(797)	(391)	(1,188)
Checking with interest	66	(112)	(46)	326	(164)	162
Securities sold under repo & other s/t borrowings	(16)	12	(4)	(229)	(28)	(257)
Other borrowings	(299)	(90)	(389)	(1,689)	212	(1,477)

Total interest expense	(33)	(876)	(909)	(769)	(2,382)	(3,151)

Decrease in interest differential	$(1,121)	$(506)	$(1,627)	$(1,867)	$(920)	$(2,787)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2010 and 2009.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income, on a tax equivalent basis, decreased by $1.6 million or 5.4 percent to $28.0 million for the three month period ended September 30, 2010, compared to $29.6 million for the same period in the prior year. Net interest income, on a tax equivalent basis, decreased by $2.8 million or 3.2 percent to $85.6 million for the nine month period ended September 30, 2010, compared to $88.4 million for the same period in the prior year. Net interest income for 2010 was lower primarily due to a decrease in the tax equivalent basis net interest margin to 4.21 percent and 4.34 percent, respectively, for the three and nine month periods ended September 30, 2010, compared to 4.92 percent for both of the same periods in the prior year. The decrease in net interest income resulting from the effects of the lower net interest margins in the 2010 periods, compared to the prior year periods, was partially offset by increases in the excess of adjusted average interest earning assets over average interest bearing liabilities of $131.1 million or 17.4 percent to $886.4 million, and $118.9 million or 16.2 percent to $852.5 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $755.3 million and $733.6 million for the same periods in the prior year. For purposes of the financial information included in this section, the Company adjusts average interest earning assets to exclude the effects of unrealized gains and losses on securities available for sale and adjusts net interest income to a tax equivalent basis. Management believes that this alternate presentation more closely reflects actual performance, as it is consistent with the Company’s stated asset/liability management strategies. The effects of these non-GAAP adjustments to tax equivalent basis net interest income and adjusted average assets are included in the table presented in “Average Balances and Interest Rates” section herein.

During 2009 and 2010, the Company was able to repay maturing long-term borrowings, all of its brokered certificates of deposit and non-customer related short-term borrowings with liquidity provided primarily by core deposit growth and planned utilization of run-off from our investment securities. Additional liquidity from deposit growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to margin compression. Overall asset quality has continued to be adversely affected by the current state of the economy. During the first half of 2010, the Company experienced continued increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans. Changes in the amount and mix of assets and liabilities, as well as the level of nonperforming loans, have a direct impact on net interest income. The Company expects some continued downward pressure on net interest income for the near future as a result of the increased level of its short term investments and reduced loan demand.

The Company has made efforts throughout the extended period of severe economic uncertainty and fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. The Company continues to increase the number of loans originated with interest rate floors and exercise caution in reinvestment of excess liquidity provided from continued strong deposit growth. These actions are being conducted partially to maintain flexibility in reaction to the continuation of historically low interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets. Management believes that the result of these efforts has enabled the Company, given the difficulties being encountered in the current economic crisis, to maximize the effective repositioning of its portfolios from both asset and interest rate risk perspectives.

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume decreases in loans and investments and a lower average yield on interest earning assets, partially offset by volume increases in Federal funds sold and interest earning deposits, resulted in lower interest income for the three month period ended September 30, 2010, compared to the same period in the prior year. Adjusted average interest earning assets for the three month period ended September 30, 2010 increased $254.5 million or 10.6 percent to $2,658.9 million from $2,404.4 million for the same period in the prior year. A volume decrease in investments and a lower average yield on interest earning assets, partially offset by volume increases in loans, Federal funds sold and interest earning deposits, resulted in lower interest income for the nine month period ended September 30, 2010, compared to the same period in the prior year. Adjusted average interest earning assets for the nine month period ended September 30, 2010 increased $233.3 million or 9.7 percent to $2,627.5 million from $2,394.2 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans decreased $45.3 million or 2.6 percent to $1,693.9 million, and increased $2.7 million or 0.2 percent to $1,727.8 million for the three and nine month periods ended September 30, 2010, respectively, compared to $1,739.2 million and $1,725.1 million, respectively, for the same periods in the prior year. The average yield on loans was 6.27 percent for both the three and nine month periods ended September 30, 2010, compared to 6.40 percent and 6.35 percent, respectively, for the same periods in the prior year. As a result, interest income on loans was slightly lower for the three month period ended September 30, 2010, compared to the same period in the prior year, due to lower volume and lower average interest rates. Interest income on loans was slightly higher for the nine month period ended September 30, 2010, compared to the same period in the prior year, as a result of slightly higher volume, partially offset by lower average interest rates. An average increase in non accrual loans was a contributing factor to the lower average yields on loans in the 2010 periods.

Average total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, decreased $41.8 million or 7.6 percent to $507.4 million, and decreased $88.0 million or

14.2 percent to $530.6 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $549.2 million and $618.6 million for the same periods in the prior year. The decrease in average total securities resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. The average tax equivalent basis yield on securities was 4.25 percent and 4.46 percent, respectively, for the three and nine month periods ended September 30, 2010, compared to 5.03 percent and 5.02 percent, respectively, for the same periods in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year, due to lower volume and lower interest rates. Increases and decreases in average FHLB stock resulted from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.9 million or 17.3 percent to $4.3 million and $3.2 million or 18.6 percent to $14.0 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $5.2 million and $17.2 million, respectively, for the same periods in the prior year. Average interest bearing liabilities increased $123.4 million or 7.5 percent to $1,772.5 million and $114.4 million or 6.9 percent to $1,775.0 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $1,649.1 million and $1,660.6 million, respectively, for the same periods in the prior year. The increase in average interest bearing liabilities for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year, was due to volume increases in interest bearing demand deposits, partially offset by volume decreases in time deposits, securities sold under repurchase agreements and other short-term borrowings and other borrowings. Average interest bearing deposits increased in 2010 as the Company continued to experience significant growth in new customers both in existing branches and new branches added during the last two years. Proceeds from deposit growth were used to reduce maturing term borrowings or were retained in liquid investments, principally interest earning bank deposits. The decrease in average short-term and other borrowings for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 0.97 percent and 1.05 percent, respectively, for the three and nine month periods ended September 30, 2010, compared to 1.26 percent and 1.38 percent, respectively, for the same periods in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year due to lower interest rates, partially offset by higher volume.

Average non interest bearing demand deposits increased $81.8 million or 11.8 percent to $773.0 million, and $63.1 million or 9.5 percent to $728.0 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $691.2 million and $664.9 million, respectively, for the same periods in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2010 and 2009 is as follows:

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

Average interest rate on:
Total average interest earning assets	4.85%	5.79%	5.06%	5.88%
Total average interest bearing liabilities	0.97%	1.26%	1.05%	1.38%
Total interest rate spread	3.88%	4.53%	4.01%	4.50%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. The interest rate spread decreased for the three and nine month periods ended September 30, 2010, compared to the respective prior year periods.

Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded provisions for loan losses of $6.6 million and $40.7 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $2.7 million and $17.2 million, respectively, for the same periods in the prior year. The significant increase in the addition to the provision for loan losses in the 2010 periods, compared to the same periods in the prior year, resulted from a decision by the Company to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Financial Condition” for further discussion.

Non Interest Income

Non interest income increased $0.5 million, or 15.2 percent to $3.8 million, and $1.5 million or 19.2 percent to $9.3 million for the three and nine month periods ended September 30, 2010, compared to $3.3 million and $7.8 million, respectively, for the same periods in the prior year. The overall increase in non interest income reflected increases in investment advisory fees and deposit service charges and lower recognized impairment charges on securities available for sale, partially offset by an increase in losses on sales of other real estate owned and slightly lower other income.

Service charges income increased $0.2 million or 14.3 percent to $1.6 million, and $0.6 million or 13.6 percent to $5.0 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $1.4 million and $4.4 million, respectively, for the same periods in the prior year. The increase was primarily due to growth in deposit activity and other services charges and increases in scheduled fees.

Investment advisory fee income increased $0.3 million or 15.8 percent to $2.2 million, and $1.1 million or 19.6 percent to $6.7 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $1.9 million and $5.6 million, respectively, for the same periods in the prior year. Fee income from this source increased primarily as a result of the effects of recent significant improvement in both domestic and international equity markets. Assets under management were approximately $1.3 billion at September 30, 2010 and $1.2 billion at September 30, 2009.

The Company recognized credit related impairment charges on securities available for sale of $0.1 million and $2.4 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $0.6 million and $4.1 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has decided to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional significant impairment charges on these securities in the future. Non interest income for the three and nine month periods ended September 30, 2010 also included $0.6 million and $2.0 million, respectively, of valuation losses on other real estate owned.

Other income for the three month period ended September 30, 2010 was $0.6 million which was unchanged from the prior year period. Other income for the nine month period ended September 30, 2010 decreased $0.2 million or 10.0 percent to $1.8 million, compared to $2.0 million for the same period in the prior year. The decrease was primarily the result of decreased rental income in the current period and non-recurring services charges recorded in the prior year period.

Non Interest Expense

Non interest expense was $18.4 million and $55.0 million, respectively, for the three and nine month periods ended September 30, 2010. This represented decreases of $0.5 million or 2.6 percent and $2.0 million or 3.5 percent, respectively, compared to $18.9 million and $57.0 million, respectively, for the same periods in the prior year. Increases in non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were significantly offset by cost saving measures implemented by the Company during 2009 and continued into 2010. Overall decreases in non interest expense for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year, partially resulted from lower FDIC deposit insurance premiums in the nine month period and were partially offset by higher professional services.

Salaries and employee benefits, the largest component of non interest expense, decreased $0.1 million or 1.0 percent to $9.5 million and $0.9 million or 3.0 percent to $28.9 million, respectively, compared to $9.6 million and $29.8 million for the same periods in the prior year. The decreases primarily resulted from planned reductions in certain staffing levels and reductions in incentive compensation accruals which was partially offset by additional personnel added to accommodate growth.

Occupancy expense totaled $2.1 million for the three month period ended September 30, 2010 which was unchanged compared to the same period in the prior year. Occupancy expense for the nine month period ended September 30, 2010 increased $0.1 million or 1.6 percent to $6.2 million compared to $6.1 million for the same period in the prior year. The slight increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities, partially offset by cost saving measures implemented in late 2009 and the closing of two branches.

Professional services expense totaled $1.2 million for the three month period ended September 30, 2010 which was unchanged compared to the same period in the prior year. Professional services expense for the nine month period ended September 30, 2010 increased $0.8 million or 24.2 percent to $4.1 million from $3.3 million for the same period in the prior year. The increase was primarily due to costs related to the formation of a new subsidiary, expenses related to the operational merger of New York National Bank into HVB and the engagement of consultants to assist with new systems implementations and certain personnel related projects.

Equipment expense decreased $0.2 million or 16.7 percent and $0.4 million or 12.1 percent to $1.0 million and $2.9 million, respectively, for the three and nine month periods ended September 30, 2010 as compared to $1.2 million and $3.3 million, respectively, in the same periods in the prior year. The decrease was primarily due to reduced equipment rental costs, cost saving measures implemented in late 2009 and the closing of two branches.

Business development expense was $0.5 million and $1.6 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $0.5 million and $1.5 million, respectively for the same periods in the prior year. The slight increase in the nine month period, compared to the prior year period, resulted from slightly higher public relations expenses, partially offset by an anticipated reduction in the cost of the Company’s annual and quarterly reports.

The FDIC assessment for the three and nine month periods ended September 30, 2010 increased $0.3 million or 33.3 percent to $1.2 million and decreased $1.1 million or 23.9 percent to $3.5 million, respectively, compared to $0.9 million and $4.6 million for the same periods in the prior year. The increase was due to increased deposits subject to assessment and the decrease was due to additional premiums imposed by the FDIC in 2009 to replenish shortfalls in the FDIC Insurance Fund that have not as yet been imposed to the same degree in 2010. However, additional premium increases and special assessments may be imposed by the FDIC in the future.

Significant changes, more than 5 percent, in other components of non interest expense for the three and nine month periods ended September 30, 2010 compared to September 30, 2009, were due to the following:

•	Increase of $233,000 (277.4%) and decrease of $270,000 (166.7%), respectively, in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies due partially offset by increases in banker’s professional and automobile insurance costs,

•	Decreases of $150,000 (44.9%) and $394,000 (42.8%), respectively, in stationary and printing costs, due to cost saving measures implemented in 2009 and decreased consumption,

•	Decreases of $16,000 (7.9%) and $25,000 (4.3%) in communications expense due to cost saving measures implemented in 2009.

•	Decreases of $681,000 (56.0%) and $152,000 (9.9%) in other loan expenses primarily due to fluctuations in costs associated with the disposition and management of properties held as other real estate owned and asset recovery costs,

•	Increases of $39,000 (3.8%) and $156,000 (5.4%) in outside services, due to outsourcing of several data processing functions.

Income Taxes

Income taxes (benefit) of $2.0 million and $(1.2) million, respectively, were recorded in the three and nine month periods ended September 30, 2010, compared to $3.4 million and $5.0 million, respectively for the same periods in the prior year. Overall effective tax rate of 38.1 percent for the nine month period ended September 30, 2010 was higher compared to 26.6 percent for the same period in the prior year. The 2010 effective rate was higher primarily due to the fact that tax-exempt income represented a lower percentage of pretax income (loss) in 2010 compared to 2009. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

Assets

The Company had total assets of $2,830.1 million at September 30, 2010, an increase of $164.5 million or 6.2 percent from $2,665.6 million at December 31, 2009.

Cash and Due from Banks

Cash and due from banks was $418.0 million at September 30, 2010, an increase of $251.0 million or 150.3 percent from $167.0 million at December 31, 2009. Included in cash and due from banks is interest earning deposits of $379.9 million at September 30, 2010 and $127.7 million at December 31, 2009. The increase was a result of deposit growth and loan paydowns which have not yet been deployed into investments or loans.

Federal Funds Sold

Federal funds sold totaled $70.9 million at September 30, 2010, an increase of $19.0 million or 36.6 percent from $51.9 million at December 31, 2009. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

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

The securities portfolio, which consists of various debt and equity securities, totaled $491.9 million at September 30, 2010, a decrease of $30.4 million or 5.8 percent from $522.3 million at December 31, 2009. FHLB stock totaled $7.7 million at September 30, 2010 and $8.5 million at December 31, 2009.

Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. The available for sale portfolio totaled $474.4 million at September 30, 2010 which was a decrease of $26.2 million or 5.2 percent from $500.6 million at December 31, 2009. The held to maturity portfolio totaled $17.5 million at September 30, 2010, which was a decrease of $4.2 million or 19.4 percent from $21.7 million at December 31, 2009.

U.S. Treasury and government agency obligations classified as available for sale totaled $4.0 million at September 30, 2010, a decrease of $1.0 million or 20.0 percent from $5.0 million at December 31, 2009. The decrease was due to maturities and calls of $41.0 million which were partially offset by purchases of $40.0 million. There were no U.S. Treasury or government agency obligations classified as held to maturity at September 30, 2010 or at December 31, 2009.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $333.1 million at September 30, 2010, an increase of $16.7 million or 5.3 percent from $316.4 million at December 31, 2009. The increase was due to purchases of $110.7 million and other changes of $3.9 million which were partially offset by maturities and principal paydowns of $93.0 million and sales of $4.9 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $12.3 million at September 30, 2010, a decrease of $4.2 million or 25.5 percent from $16.5 million at December 31, 2009. The decrease was due to maturities and principal paydowns of $4.2 million.

Obligations of state and political subdivisions classified as available for sale totaled $122.8 million at September 30, 2010, a decrease of $41.5 million or 25.3 percent from $164.3 million at December 31, 2009. The decrease was a result of maturities and calls of $63.2 million and sales of $16.9 million which was partially offset by purchases of $37.7 million and other increases of $0.9 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both September 30, 2010 and December 31, 2009. The combined available for sale and held to maturity obligations of state and political subdivisions at September 30, 2010 were comprised of approximately 82 percent of New York State political subdivisions and 18 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities classified as available for sale decreased $1.2 million, or 25.0 percent, to $3.6 million at September 30, 2010 from $4.8 million at December 31, 2009. The decrease was due to other changes of $1.0 million and maturities and calls of $0.2 million. Included in other changes were $2.4 million of credit related impairment charges related to the Company’s investments in pooled trust preferred securities. These pooled trust preferred securities, which had an aggregate cost basis of $11.7 million and $13.8 million as of September 30, 2010 and December 31, 2009, respectively, have suffered severe declines in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities. There were no other debt securities classified as held to maturity at September 30, 2010 or at December 31, 2009.

Mutual funds and other equity securities classified as available for sale totaled $11.0 million at September 30, 2010, an increase of $0.9 million or 8.9 percent from $10.1 million at December 31, 2009. The increase was due to purchases of $1.0 million which was partially offset by other changes of $0.1 million. There were no mutual funds of other equity securities classified as held to maturity at September 30, 2010 or at December 31, 2009.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $7.7 million at September 30, 2010 and $8.5 million at December 31, 2009.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2010 or December 31, 2009.

Loans

Net loans totaled $1,671.7 million at September 30, 2010, a decrease of $100.9 million or 5.7 percent from $1,772.6 million at December 31, 2009. The decrease resulted principally from a $79.4 million decrease in construction loans, a $20.4 million decrease in commercial and industrial loans, a $4.0 million decrease in lease financing, a $3.2 million decrease in residential loans and a $1.3 million decrease in loans to individuals. These decreases were partially offset by a $4.4 million increase in commercial real estate loans. These decreases included the transfer of $21.9 million to loans held for sale. Net charge-offs of $42.5 million and a $40.7 million increase in the allowance for loan losses also contributed to the overall decrease in net loans.

Major classifications of loans at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(000’s)

Real Estate:
Commercial	$788,016	$783,597
Construction	176,223	255,660
Residential	451,344	454,532
Commercial and industrial	254,506	274,860
Individuals	25,705	26,970
Lease financing	16,856	20,810

Total	1,712,650	1,816,429
Deferred loan fees, net	(4,034)	(5,139)
Allowance for loan losses	(36,886)	(38,645)

Loans, net	$1,671,730	$1,772,645

The Company expects to increase its focus on and holdings of multi-family loans originated in the New York City area.

Nonperforming assets and net charge-offs have increased since September 30, 2009 as the cumulative effect of the current economic downturn has impacted the Company’s customers and market area, particularly in the third quarter of 2009. At September 30, 2010, the Company transferred, at fair value, $21.9 million of nonperforming loans to the “Loans Held for Sale” category in anticipation of the results of loan sales expected to be completed in the fourth quarter of 2010. These sales are being conducted as part of the Company’s more aggressive strategy for the reduction of nonperforming assets begun in the second quarter of 2010, which was implemented to address the effects of the severe economic downturn experienced in 2010 and 2009. The following table illustrates the trend in nonperforming assets, delinquency and net charge-offs from September 2009 to September 2010.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009

Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	—	$7,061	$6,210	$8,745
Construction	—	—	—	—	4,018
Residential	$197	$342	1,048	401	2,051

Total Real Estate	197	342	8,109	6,611	14,814
Commercial & Industrial	—	65	394	273	5,779
Lease Financing and Individuals	—	41	1	57	285

Total Loans Past Due 90 Days or More and Still Accruing	197	448	8,504	6,941	20,878

Non-Accrual Loans:
Real Estate:
Commercial	14,672	27,312	30,292	20,957	16,308
Construction	14,405	19,566	17,466	10,057	7,640
Residential	10,038	19,967	17,756	15,621	15,118

Total Real Estate	39,115	66,845	65,514	46,635	39,066
Commercial & Industrial	2,410	2,583	3,988	3,821	757
Lease Financing and Individuals	393	134	184	134	49

Total Non-Accrual Loans	41,918	69,562	69,686	50,590	39,872

Other Real Estate Owned	9,393	5,578	6,937	9,211	5,063

Nonperforming Assets excluding loans held for sale	51,508	75,588	85,127	66,742	65,813
Nonperforming loans held for sale	21,864	—	—	—	—

Total Nonperforming Assets including loans held for sale	$73,372	$75,588	$85,127	$66,742	$65,813

Net charge-offs during quarter	$16,813	$20,784	$4,864	$3,283	$2,063

Nonperforming assets to total assets:
Excluding loans held for sale	1.82%	2.62%	3.04%	2.50%	2.55%
Including loans held for sale	2.59%	2.62%	3.04%	2.50%	2.55%

Non-accrual loans decreased $8.7 million to $41.9 million at September 30, 2010 from $50.6 million at December 31, 2009. There was no interest income on non-accrual loans included in net income for the nine month period ended September 30, 2010 and the year ended December 31, 2009. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $1.7 million and $3.0 million for the nine month period ended September 30, 2010 and the year ended December 31, 2009, respectively.

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

During the nine month period ended September 30, 2010:

•	Non-accrual commercial real estate loans decreased $6.6 million resulting from the transfer of twenty one loans totaling $16.5 million, which was partially offset by full or partial charge-offs taken on twenty two loans totaling $12.3 million, transfers of twelve loans totaling $9.5 million to loans held for sale and principal payments of $1.3 million.

•	Non-accrual construction loans increased $5.1 million, resulting from the transfer of sixteen loans totaling $34.3 million which was partially offset by full or partial charge-offs taken on sixteen loans totaling $14.3 million, the transfer of nine loans totaling $9.6 million to loans held for sale, the transfer of three loans to other real estate owned totaling $3.4 million and principal payments of $1.9 million.

•	Non-accrual residential loans decreased $6.0 million resulting from full or part charge-offs taken on twenty loans totaling $12.9 million, principal payments of $5.1 million, the transfer of four loans totaling $2.7 million to loans held for sale and the transfer of two loans totaling $0.8 million to other real estate owned. These decreases were partially offset by the transfer of fourteen loans totaling $15.5 million.

•	Non-accrual commercial and industrial loans decreased $0.9 million resulting from full or partial charge offs of twenty three loans totaling $1.9 million, the transfer of one loan totaling $0.4 million to accrual status, the transfer of one loan totaling $0.2 million to other real estate owned, and principal payments of $0.1 million which were partially offset by the transfer of twenty two loans totaling $1.7 million.

•	Other real estate owned increased $0.2 million resulting from the transfer of six loans representing three properties totaling $4.4 million which was partially offset by the $2.3 million sale of one property and a $1.9 million loss on one property.

At September 30, 2010, there were two loans totaling $0.2 million which were past due 90 days or more and still accruing, compared to nineteen loans totaling $6.9 million at December 31, 2009. In addition, the Company had $9.7 million and $32.0 million of loans that were 30-89 days delinquent and still accruing at September 30, 2010 and December 31, 2009, respectively.

Excluding $21.9 million of loans held for sale, loans considered by the Company to be impaired totaled $41.9 million and $50.6 million at September 30, 2010 and December 31, 2009, respectively. Of these loans, there were twenty six loans totaling $18.0 million and eleven loans totaling $20.5 million which were subject to fair value measurement at September 30, 2010 and December 31, 2009, respectively. As required by the “Receivable” topic of the FASB Accounting Standards Codification, these loans have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. As of September 30, 2010, the Company had taken cumulative partial charge-offs totaling $12.6 million on twenty three impaired loans and had allocated $0.8 million in specific reserves to thirteen impaired loans. As of December 31, 2009, the Company had taken cumulative partial charge-offs totaling $4.3 million on five impaired loans and had allocated $3.6 million of specific reserves to seven impaired loans.

There were four loans totaling $12.7 million at September 30, 2010 and one loan totaling $0.6 million at December 31, 2009 that were considered troubled debt restructurings. One loan totaling $5.9 million at September 30, 2010 was performing in accordance with its restructured terms. The remaining loans which totaled $6.8 million and $0.6 million at September 30, 2010 and December 31, 2009, respectively, are on non-accrual status. At September 30, 2010, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change
	September 30,	During	December 31,
	2010	2010	2009

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	$236	$111	$125
Residential	357	(2,121)	2,478
Commercial and Industrial	25	(471)	496
Lease Financing and individuals	198	(277)	475

Total Specific component	816	(2,758)	3,574

Formula:
Real Estate:
Commercial	$16,271	$998	$15,273
Construction	5,715	38	5,677
Residential	9,106	1,878	7,228
Commercial and Industrial	4,943	(1,887)	6,830
Lease Financing and individuals	35	(28)	63

Total Formula component	36,070	999	35,071

Total Allowance	$36,886		$38,645

Net Change		(1,759)
Net Charge-offs		42,461

Provision for loan losses		$40,702

		Change
	September 30,	During	December 31,
	2009	2009	2008

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	—	—	—
Residential	—	—	—
Commercial and Industrial	$49	$49	—
Lease Financing and individuals	—	—	—

Total Specific component	49	49	$—

Formula:
Real Estate:
Commercial	13,908	5,688	8,220
Construction	6,069	2,399	3,670
Residential	7,710	3,516	4,194
Commercial and Industrial	7,000	728	6,272
Lease Financing and individuals	109	(72)	181

Total Formula component	34,796	12,259	$22,537

Total Allowance	$34,845		$22,537

Net Change		12,308
Net Charge-offs		4,916

Provision for loan losses		$17,224

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. In 2010, the Company decided to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. The severity of the decline in real estate values has provided new market opportunities for the disposition of distressed assets as investors search for yield in the current low interest rate environment and our more aggressive policy may be able to take advantage of those opportunities. As part of the revised resolution strategy, the Company has reevaluated each problem loan and has made a determination of net realizable value based on management’s estimation of the best probable outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities including potential loan sales. The effects of this new strategy are reflected in significant 2010 charge-offs, as well as in a $1.0 million increase in the formula component of the allowance at September 30, 2010 compared to December 31, 2009. The reduction in the specific component at September 30, 2010 resulted from partial charge-offs taken during 2010 on loans with specific reserves at December 31, 2009. On September 30, 2010, the Company transferred $21.9 million of nonperforming loans to the loans held for sale category in anticipation of the results of loan sales expected to be completed in the fourth quarter of 2010. These loans are included in “Loans held for sale” in the September 30, 2010 Consolidated Balance Sheet and are carried at the lower of cost or fair value. During the nine months ended September 30, 2010, the Company recorded $42.5 million of net charge-offs, of which $32.2 million were partial charge-offs related to current nonaccrual loans and loans transferred to held for sale.. At September 30, 2010, the Company had $0.8 million of specific reserves allocated to five impaired loans. There were $3.6 million of specific reserves allocated to seven impaired loans as of December 31, 2009. The Company’s analyses as of September 30, 2010 and December 31, 2009 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following are the major add-on factors which affected the changes in the formula component of the allowance for loan losses at September 30, 2010:

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. While there continue to be some recent signs of increased activity in the real estate sectors of the market, persistent negative effects from the unprecedented economic downturn experienced in 2009 and 2008 have negatively affected the cash flow of many of the Company’s customers. In addition, significant increases in filings of bankruptcy and foreclosure proceedings have overloaded the court systems and have resulted in what the Company believes to be unacceptable delays in attempts to obtain title to real estate and other collateral through conventional foreclosure which has resulted in the Company considering alternate strategies for problem loan resolution including loan sales. Although current indicators show that the economic downturn may have bottomed out, recovery is expected to be a slow process. Despite evidence of recent improvement, there has been continued volatility in housing prices and the availability of mortgage financing continues to be limited. After considering the significant increase in the historical loss factor resulting from 2010 net charge-offs, the Company has continued to include an add-on factor for adverse economic and business conditions in the determination of the formula component of the allowance. The aforementioned factors were reduced only slightly from December 2009 levels due to management’s judgment of limited improvement in major economic indicators.

•	Concentration — The primary collateral for the Company’s loans is real estate, particularly commercial real estate. The current economic downturn has had a severe negative effect on activity and values throughout the real estate industry, which has heightened risk associated with this concentration. Therefore, consideration of the changes in levels of risk associated with concentrations resulting from adverse conditions in the marketplace is part of the determination of the formula component of the allowance. As result of charge-offs, paydowns and reduced production of new loans, concentrations in construction loans have been significantly reduced, and concentrations in commercial real estate loans have remained stable. After considering the significant increase in the historical loss factor resulting from 2010 net charge-offs and the overall reduction in total construction loans, the Company has reduced the add-on factor for concentrations in construction loans slightly compared to December 31, 2009 and maintained the add-on factor for concentration in commercial real estate at the December 2009 level in the determination of the formula component of the allowance.

•	Collateral Values — Real estate loans in general have taken on a heightened degree of risk during the recent economic downturn. Underlying values of real estate have generally declined throughout 2010 both nationally and within our local market Construction loans, in particular, have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. After considering the significant increase in the historical loss factor resulting from 2010 net charge-offs, the Company has increased the add-on factor for real estate values on construction loans and commercial real estate loans compared to December 31, 2009, and maintained the add-on factor for residential real estate at the December 2009 level in the determination of the formula component of the allowance.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the nine month period ended September 30, 2010, the lagging effects of the economic downturn within the economy and our local market area have had negative effects on the Company’s loans. Significant charge-offs have continued to increase the historical loss factor used for determination of the formula component of the allowance, and continued additions to nonperforming assets and fluctuating delinquency, have added additional economic uncertainty, although the Company has experienced some recent improvement in overall delinquencies. After considering the significant increase in the historical loss factor resulting from 2010 net charge-offs, the Company has reduced the add-on factors for charge-offs compared to December 31, 2009 as management believes the level of actual charge-offs taken during the first nine months of 2010 have had more than a sufficient impact on the historical loss factor, therefore the add-on charge-off factor was adjusted accordingly at September 30, 2010. Additional add-on factors for delinquency and extension risk at September 30, 2010 were generally reduced slightly below December 2009 levels in the determination of the formula component of the allowance as management believes there has been little change in 2010 to support the need for these additional factors and the combination of the increase in the historical loss factor, the improvement in the delinquency pipeline and the corresponding reductions of these add-on factors has resulted in little overall change to the formula component related to these risk factors.

•	Nature of Portfolio Volume — We purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Due to the severely negative impact that the recent economic downturn has had on the financial services industry, risk associated with participation with other financial institutions has increased. The Company also recognizes potential risk differentials between different types of collateral within portfolios. Owner occupied versus non owner occupied real estate and primary versus secondary liens are examples. The potential impact of these factors on any probable losses with respect to nature of portfolio volume is considered in the determination of the formula component of the allowance for loan losses. After considering the significant increase in the historical loss factor resulting from 2010 net charge-offs, the Company has maintained or only slightly reduced the add-on factors for nature of portfolio volume compared to December 31, 2009 in the determination of the formula component of the allowance as it does not believe that there has been significant changes in these risk factors during 2010.

A summary of the activity in the allowance for loans losses during the nine month periods ended September 30, 2010 and 2009 follows:

	September 30,
	2010	2009
	(000’s except percentages)

Gross loans outstanding at end of period	$1,712,650	$1,790,696

Average net loans outstanding during the period	1,727,807	1,725,069

Allowance for loan losses:
Balance, beginning of the year	38,645	22,537
Provision charged to expense	40,702	17,224

	79,347	39,761

Charge-off and recoveries during the period
Charge-offs:
Real Estate:
Commercial	(12,395)	(535)
Construction	(14,538)	(440)
Residential	(13,082)	(1,169)
Commercial and Industrial	(2,402)	(3,051)
Lease Financing and individuals	(987)	(35)
Recoveries
Real Estate:
Commercial	55	—
Construction	11	—
Residential	478	10
Commercial and Industrial	383	285
Lease Financing and individuals	16	19

Net charge-offs during the period	(42,461)	(4,916)

Balance, at period end	$36,886	$34,845

Ratio of net charge-offs to average net loans outstanding during the period	2.46%	0.28%
Ratio of allowance for loan losses to gross loans outstanding at end of the period	2.15%	1.95%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	September 30, 2010
	(000’s except percentages)
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$16,271	$788,016	46.01%
Construction	5,951	176,223	10.29%
Residential	9,463	451,344	26.35%
Commercial & Industrial	4,968	254,506	14.86%
Lease Financing & Individuals	233	42,561	2.49%

Total	$36,886	$1,712,650	100.0%

	September 30, 2009
	(000’s except percentages)
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$13,908	$745,406	41.63%
Construction	6,069	261,827	14.62%
Residential	7,710	454,326	25.37%
Commercial & Industrial	7,049	282,513	15.78%
Lease Financing & Individuals	109	46,624	2.60%

Total	$34,845	$1,790,696	100.00%

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

  Deposits

Deposits totaled $2,374.1 million at September 30, 2010, an increase of $201.5 million or 9.3 percent from $2,172.6 million at December 31, 2009. The following table presents a summary of deposits at September 30, 2010 and December 31, 2009.

	(000’s)
	September 30,	December 31,
	2010	2009	Increase (Decrease)

Demand deposits	$768,109	$686,856	$81,253
Money market accounts	953,915	859,693	94,222
Savings accounts	119,218	111,393	7,825
Time deposits of $100,000 or more	139,675	144,817	(5,142)
Time deposits of less than $100,000	57,369	61,231	(3,862)
Checking with interest	335,793	308,625	27,168

Total Deposits	$2,374,079	$2,172,615	$201,464

The Company experienced growth in both new and existing customers, including growth from new branches added during 2008 and 2009 and from seasonal increases in municipal demand deposits. Proceeds from deposit growth were retained in liquid assets, primarily in interest earning bank deposits.

Borrowings

Total borrowings were $146.1 million at September 30, 2010, a decrease of $30.8 million or 17.4 percent from $176.9 million at December 31, 2009. The decrease resulted from the maturity of a FHLB term borrowing of $21.0 million and a $9.8 million decrease in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $287.7 million at September 30, 2010, a decrease of $6.0 million or 2.0 percent from $293.7 million at December 31, 2009. The decrease in stockholders’ equity resulted from a net loss of $2.0 million and cash dividends paid on common stock of $9.0 million which was partially offset by increases in accumulated other comprehensive income of $4.7 million and $0.3 million of net increases related to exercises of stock options.

The Company’s and the Bank’s capital ratios at September 30, 2010 and December 31, 2009 are as follows:

			Minimum to be	Enhanced Capital Requirements
	September 30,	December 31,	Considered	Effective
	2010	2009	Well Capitalized	as of December 31, 2009

Leverage ratio:
Company	9.1%	10.2%	5.0%	N/A
HVB	8.3	8.4	5.0	8.0%
Tier 1 capital:
Company	13.7%	13.9%	6.0%	N/A
HVB	12.5	11.4	6.0	10.0%
Total capital:
Company	15.0%	15.2%	10.0%	N/A
HVB	13.7	12.7	10.0	12.0%

During the fourth quarter of 2009, the Office of the Comptroller of the Currency (“‘OCC”) required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. In the second quarter of 2010, the Company contributed an additional $15 million of capital to HVB. The Company and HVB have continuously exceeded required regulatory capital ratios since December 31, 2009.

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

The Company’s liquid assets at September 30, 2010 include cash and due from banks of $38.1 million, $379.9 million of interest earning deposits and Federal funds sold of $70.9 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $111.7 million at September 30, 2010. This represented 23.1 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $291.2 million, or 17.0 percent of loans at September 30, 2010, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

Non interest bearing demand deposits and interest bearing deposits from businesses, professionals, not-for-profit organizations and individuals are relatively stable, low-cost sources of funds. The deposits of the Bank generally have shown a steady growth trend as well as a generally consistent deposit mix. However, there can be no assurance that deposit growth will continue or that the deposit mix will not shift to higher rate products.

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of September 30, 2010, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at September 30, 2010. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $994 million of which no balances were outstanding as at September 30, 2010. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at September 30, 2010.

As of September 30, 2010, the Company had qualifying loan and investment securities totaling approximately $262 million which could be utilized under available borrowing programs thereby increasing liquidity.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Forward-Looking Statements

The Company has made in this Form 10-Q various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2010. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent Quarterly Reports of Form 10-Q include, but are not limited to, statements regarding:

•	further increases in our non-performing loans and allowance for loan losses;

•	our ability to manage our commercial real estate portfolio;

•	the future performance of our investment portfolio;

•	our opportunities for growth, our plans for expansion (including opening new branches) and the competition we face in attracting and retaining customers;

•	economic conditions generally and in our market area in particular, which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	demand for our products and services;

•	possible impairment of our goodwill and other intangible assets;

•	our ability to manage interest rate risk;

•	the regulatory environment in which we operate, our regulatory compliance and future regulatory requirements;

•	our intention and ability to maintain regulatory capital above the levels required by the OCC for Hudson Valley Bank and the levels required for us to be “well-capitalized”, or such higher capital levels as may be required;

•	proposed legislative and regulatory action affecting us and the financial services industry;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	future FDIC special assessments or changes to regular assessments;

•	our ability to raise additional capital in the future;

•	potential liabilities under federal and state environmental laws; and

•	limitations on dividends payable by the Company or the Bank.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2009 were previously reported in the Company’s 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2010 compared to December 31, 2009.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during nine month period ended September 30, 2010. The Company had no derivative financial instruments in place at September 30, 2010 and December 31, 2009.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2010 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at September 30, 2010, shows a positive cumulative static gap of $309.8 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2010.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	September 30,
Gradual Change in Interest Rates	2010	Policy Limit

+200 basis points	0.9%	(5.0)%
–100 basis points	(1.5)%	(5.0)%

Since March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and –100 basis points scenario is within the Company’s policy limits.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended September 30, 2010, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2009 Annual Report on Form 10-K under “Risk Factors”.

There has been no material changes in such risk factors other than the following:

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

November 9, 2010