Form 10-K
period 2010-12-31
HUDSON VALLEY HOLDING CORP
filed 2011-03-16
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

Outstanding at
March 1,
Class	2011

Common Stock ($0.20 par value)	17,680,895

The aggregate market value on June 30, 2010 of voting stock held by non-affiliates of the Registrant was approximately $268,028,000.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference in Part III of this report and will be filed no later than 120 days from December 31, 2010.

FORM 10-K

PART I

ITEM 1 — BUSINESS

General

Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. New York National Bank, (“NYNB”), a national banking association which the Company acquired effective January 1, 2006, was merged into HVB effective March 1, 2010. NYNB currently operates as a division of HVB. HVB has 18 branch offices in Westchester County, New York, 5 in Manhattan, New York, 4 in Bronx County, New York, 1 in Rockland County, New York, 1 in Queens County, New York, 1 in Kings County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County Connecticut.

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

Forward-Looking Statements

The Company has made in this Annual Report on Form 10-K various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2010. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•	further increases in our non-performing loans and allowance for loan losses;

•	our ability to manage our commercial real estate portfolio;

•	the future performance of our investment portfolio;

•	our opportunities for growth, our plans for expansion (including opening new branches) and the competition we face in attracting and retaining customers;

•	economic conditions generally and in our market area in particular, which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	demand for our products and services;

•	possible impairment of our goodwill and other intangible assets;

•	our ability to manage interest rate risk;

•	the regulatory environment in which we operate, our regulatory compliance and future regulatory requirements;

•	our intention and ability to maintain regulatory capital above the levels required by the Office of the Comptroller of the Currency (the “OCC”) for the Bank and the levels required for us to be “well-capitalized”, or such higher capital levels as may be required;

•	proposed legislative and regulatory action affecting us and the financial services industry;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	future Federal Deposit Insurance Corporation (“FDIC”) special assessments or changes to regular assessments;

•	our ability to raise additional capital in the future;

•	potential liabilities under federal and state environmental laws; and

•	limitations on dividends payable by the Company or the Bank.

We assume no obligation for updating any such forward-looking statements at any given time.

Subsidiaries of the Bank and the Company

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

In February 2010, HVB formed three wholly owned subsidiaries. HVB Properties Corp. owns and manages two of HVB’s branches. HVB Fleet Services Corp. owns and manages company owned automobiles. 21 Scarsdale Road Corp. owns and manages the HVB headquarters buildings.

In February 2010, NYNB formed a wholly owned subsidiary, 2256 Second Avenue Corp., which owns and manages the Second Avenue branch in Manhattan, New York.

As a result of the merger of HVB and NYNB, effective March 1, 2010, all subsidiaries of NYNB became subsidiaries of HVB.

The Company has no separate operations or revenues apart from HVHC Risk Management Corp. and HVB and its subsidiaries.

Employees

At December 31, 2010, we employed 438 full-time employees and 40 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

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

Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2009 census data, was $79,585. The County’s 2009 per capita income of $47,204 placed Westchester County among the highest of the nation’s counties. In December 2010, the County’s unemployment rate was 6.9 percent, as compared to New York State at 8.1 percent and the United States at 9.1 percent. The County has over 100,000 businesses, which form a large portion of our current and potential customer base. We continue to evaluate expansion opportunities in Westchester County.

New York City, which borders Westchester County, is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. According to the 2008 census data, the median household income in the city was $50,173, while the per capita income was $30,337. This places New York City in the top ranks of cities across the United States. In December 2010, New York City’s unemployment rate was 8.6%. The city also has a vibrant and diverse business community with more than 106,000 businesses and professional service firms. New York City is comprised of five counties or boroughs: Bronx, Kings (Brooklyn), New York (Manhattan), Queens and Richmond (Staten Island).

New York City has many attractive attributes and we believe that there is an opportunity for community banks to service our niche markets of businesses and professionals very effectively. We expanded into the New York City market with the opening of our first branch in the Bronx in 1999. Subsequent expansion in this borough was accomplished with the opening of a second branch in 2002, the addition of two additional branches as a result of the acquisition of NYNB in 2006, and a third branch in 2010. The two branches acquired with NYNB were consolidated into one branch in 2010. We entered the Manhattan market with the opening of a full-service branch in the Lincoln Building in 2002 and followed by the openings of three additional branches in 2004, 2005 and 2008. The NYNB acquisition also provided an additional Manhattan branch location. In 2008, we opened our first branch in the borough of Brooklyn. We continue to evaluate additional expansion opportunities in New York City.

We expanded into Rockland County, New York, by opening a full service branch in New City, New York in February 2007. Rockland County, New York, a suburban county, borders Westchester County, New York to the west. Rockland County’s 2009 per capita income was $34,071. In December 2010, the County’s unemployment rate was 6.9%. We believe Rockland County offers attractive opportunities for us to develop new customers within our niche markets of businesses, professionals and not-for-profit organizations.

We expanded our branch network into Fairfield County, Connecticut with the opening of a full-service branch in, Stamford, Connecticut in December 2007. We subsequently expanded our presence in Fairfield County to five full service locations with the additions of branch offices in Westport, Greenwich and Fairfield in 2008 and Stratford in 2009. Fairfield County, Connecticut, a suburban county, borders Westchester County, New York to the east. The County’s 2009 per capita income was $48,394. In December 2010, the County’s unemployment rate was 7.9% as compared to the state of Connecticut’s unemployment rate of 8.6%. Fairfield County has very similar attributes to Westchester County, New York, where we have had success in attracting and retaining customers.

We expanded into New Haven County, Connecticut in 2009 with the opening of a full service branch in Milford. New Haven County, Connecticut borders Fairfield County to the east and is a mixed urban and suburban county. In December 2010, the County’s unemployment rate was 9.6%. We continue to explore additional opportunities for expansion in the Connecticut market.

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

During the past five years, we have focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of our products and services continues to be businesses, professionals, not-for-profit organizations and municipalities. We have expanded our market to additional sections of Westchester County and New York City and further expanded to include sections of Rockland County, New York, Fairfield County, Connecticut and New Haven County, Connecticut. We have opened or acquired seventeen new facilities during the past five years, three in Westchester County, New York, seven in New York City, one in Rockland County, New York, five in Fairfield County, Connecticut and one in New Haven County, Connecticut. We anticipate opening at least one additional facility during 2011. We expect to continue to open additional facilities in the future. We have invested in technology based products and services to meet customer needs. In addition, we have expanded products and services in our deposit gathering and lending programs, and our offering of investment management and trust services. As a result, our total assets have grown nearly 50 percent during this five year period.

Lending

We engage in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2010, gross loans totaled $1,732.3 million. Gross loans were comprised of the following loan types:

Real estate	83.0%
Commercial and industrial	14.2
Individuals	1.9
Lease financing	0.9

Total	100.0%

At December 31, 2010, HVB’s lending limit to one borrower under applicable regulations was approximately $39.7 million.

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

An independent qualified loan review firm reviews loans in our portfolios and confirms a risk grading to each reviewed loan. Loans are reviewed based upon the type of loan, the collateral for the loan, the amount of the loan and any other pertinent information. The loan review firm reports directly to the Audit Committee of the Board of Directors.

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

We offer deposit pick up services for certain business customers. We have 27 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

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

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from the Bank. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2010, the Bank could have declared additional dividends of approximately $3.9 million to the Company without prior regulatory approval.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for the Bank described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 10 to the Consolidated Financial Statements. The Company and HVB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. As a result of the increase in our non-performing loans, the high percentage of commercial real estate loans in our loan portfolio, and the increased potential for further possible deterioration in our loans, as of October 13, 2009 we were required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). In October 2009 we raised approximately $93.3 million through an offering of our common stock and accordingly, at December 31, 2009, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 12.7%, 11.4% and 8.4%, respectively. At December 31, 2010, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 14.0%, 12.8% and 8.8%, respectively. Management intends to conduct the affairs of the Company and its subsidiary Bank so as to maintain a strong capital position in the future.

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%). The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•	After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital;

•	Provides for increases in the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets;

•	Creates a new Consumer Financial Protection Bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Requires public companies to give shareholders a non-binding vote on executive compensation at their first annual meeting following enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders;

•	Authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials;

•	Directs federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not;

•	Prohibits a depository institution from converting from a state to a federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•	Provides mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•	Creates a Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Makes permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions; and

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•	Authorizes de novo interstate branching, subject to non-discriminatory state rules, such as home office protection.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over time, and assessing its probable impact on our business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”), Under the TLG Program (as amended on March 17, 2009 the FDIC has (i) guaranteed through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (the “Debt Guarantee Program”) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than or equal to 0.5 percent interest per annum and Interest on Lawyers Trust Accounts (“IOLTAs”) held at participating FDIC- insured institutions through June 30, 2010 (the “TAG Program”). On April 13, 2010, the FDIC announced a second extension of the TAG Program until December 31, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage ranges from 15 to 25 basis points based upon the Bank’s CAMELS rating by the OCC on amounts in covered accounts exceeding $250,000.

We elected to participate in both the Debt Guarantee Program and the TAG Program. We have not issued debt under the Debt Guarantee Program.

The Dodd-Frank Wall Street Reform and Consumer Protection Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the original program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts and IOLTAs. Beginning January 1, 2011, NOW accounts will no longer be eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program will apply at all FDIC-insured institutions and will no longer be funded by separate premiums. The FDIC will account for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

Regulation of HVB

The Bank is subject to the supervision of, and to regular examination by, the OCC. Various laws and the regulations thereunder applicable to the Company and the Bank impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. The Bank is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Dividend Limitations

The Company is a legal entity separate and distinct from its subsidiaries. The Company’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal

100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit the Bank from paying dividends or otherwise supplying funds to the Company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Under applicable banking statutes, at December 31, 2010, the Bank could have declared additional dividends of approximately $3.9 million to the Company without prior regulatory approval.

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

As a result of the increase in our non-performing loans, the high percentage of commercial real estate loans in our loan portfolio, and the increased potential for further possible deterioration in our loans, as of October 13, 2009 we were required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). In October 2009 we raised approximately $93.3 million through an offering of our common stock and accordingly, at December 31, 2009, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 12.7%, 11.4% and 8.4%, respectively. At December 31, 2010, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 14.0%, 12.8% and 8.8%, respectively.

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

On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. The Bank paid approximately $13.4 million, in assessments as of December 31, 2009 of which approximately $12.5 million was recorded as a prepaid asset. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the Bank on June 30, 2013. The balance of the prepaid FDIC assessment fees at December 31, 2010 was $8.8 million.

In November 2010, as required by the Dodd-Frank Act, the FDIC proposed to revise the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the proposed revisions would eliminate the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from 5 to 45 basis points. No assurance can be given as to the final form of the proposed regulations or its impact on the Bank.

As previously noted above, the Dodd-Frank Act makes permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts and IOLTAs at all insured depository institutions.

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

Community Reinvestment Act and Fair Lending Developments

Under the Community Reinvestment Act (“CRA”), as implemented by Interagency Appraisal and Evaluation guidelines, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of our entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the regulatory agencies, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution’s CRA rating and require the regulatory agencies to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the regulatory agencies as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in March 2010, the Bank received a rating of “Satisfactory.”

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

Investment Advisers Act of 1940

A.R. Schmeidler & Co., Inc., is a money manager registered as an investment adviser under the federal Investment Advisers Act of 1940. ARS and its representatives are also registered under the laws of various states regulating investment advisers and their representatives. Regulation under the Investment Advisers Act requires the filing and updating of a Form ADV, filed with the Securities and Exchange Commission. The Investment Advisers Act regulates, among other things, the fees that may be charged to advisory clients, the custody of client funds, relationships with brokers and the maintenance of books and records.

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

As a result of the effects of the recent economic downturn, we are facing higher levels of delinquencies in our loans. At December 31, 2010 and 2009, our non-accrual loans totaled $43.7 million and $50.6 million, or 2.5% and 2.8% of the loan portfolio, respectively. At December 31, 2010 and 2009, our nonperforming assets (which include non-accrual loans, accruing loans 90 days or more past due and foreclosed real estate, also called other real estate owned) totaled $56.3 million and $66.7 million, or 2.1% and 2.5% of total assets, respectively. In addition, we had $21.0 million and $32.0 million of accruing loans that were 31-89 days delinquent at December 31, 2010 and 2009, respectively and $7.8 million on non-performing loans held for sale at December 31, 2010.

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

In today’s economic and regulatory environment, banking regulators, including the OCC, continue to direct greater scrutiny to banks with higher levels of commercial real estate loans like us. As a general matter, such banks, including the Bank, are expected to maintain higher capital levels as well as other measures due to commercial real estate lending growth and exposures. As a result of the higher levels of our non-performing loans, the high percentage of commercial real estate loans in our loan portfolio, and the increased potential for further possible deterioration in our loans, since December 31, 2009 we have been required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). At December 31, 2010, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 14.0%, 12.8% and 8.8%, respectively, and the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 15.2%, 13.9% and 9.6%, respectively.

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

In addition to informal remedial actions, we may also be subject to formal enforcement actions. Failure to comply with an informal enforcement action could cause us to be subject to formal enforcement actions. Formal enforcement actions include written agreements, cease and desist orders, the imposition of substantial fines and other civil penalties and, in the most severe cases, the termination of deposit insurance or the appointment of a conservator or receiver for our bank subsidiary. Furthermore, if the Bank fails to meet any regulatory capital requirement, it will be subject to the prompt corrective action framework of the Federal Deposit Insurance Corporation Improvements Act of 1991, which imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines, up to and including, ultimately, the appointment of a conservator or receiver. A failure to meet regulatory capital requirements could also subject us to capital raising requirements. Additional capital raisings would be dilutive to holders of our common stock. See “Risk Factors — Risks Relating to Our Common Stock” for more information.

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

Commercial real estate is cyclical and poses risks of loss to us due to concentration levels and similar risks of the asset. Of our loan portfolio, 46.0% was concentrated in commercial real estate loans as of December 31, 2010 and 43.1% as of December 31, 2009. As discussed above, banking regulators direct greater scrutiny to banks with higher levels of commercial real estate loans. Due to the high percentage of commercial real estate loans in our loan portfolio, we are among the banks subject to greater regulatory scrutiny of their activities.

We have significant exposure to commercial real estate in our loan portfolio and have substantially increased our provision for loan losses primarily because of an increase in expected losses relating to adverse economic conditions, particularly in the real estate market in our primary lending areas. During 2010, we added $46.5 million in provision for loan losses compared to $24.3 million in 2009 and $11.0 million in 2008, in part reflecting collateral evaluations in response to recent changes in the market values of real estate development loans. We may be required to add additional provision for loan loss in 2011.

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

As of December 31, 2010, we owned pooled trust preferred debt securities with an aggregate book value of $11.6 million and an unrealized loss of approximately $8.0 million. As a result of recent adverse economic banking conditions, we incurred pretax impairment charges to earnings on these securities of approximately $2.6 million in 2010, $5.5 million in 2009 and $1.1 million during 2008. We may be required to record additional impairment charges on these pooled trust preferred debt securities or other of our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative impact on the valuation of our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders, and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

A prolonged or worsened downturn in the economy in general and the real estate market in our key market areas in particular would adversely affect our loan portfolio and our growth potential.

Our primary lending market area is Westchester County, New York and New York City and to an increasing extent, Rockland County, New York and Fairfield County and New Haven County, Connecticut, with a primary focus on businesses, professionals and not-for-profit organizations located in this area. Accordingly, the asset quality of our loan portfolio largely depends upon the area’s economy and real estate markets. The Bank’s primary lending market area and asset quality have been adversely affected by the current economic downturn. A prolonged or worsened downturn in the economy in our primary lending area would adversely affect our asset quality, operations and limit our future growth potential.

In particular, a downturn in our local real estate market could negatively affect our business because a significant portion (approximately 88% as of December 31, 2010) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. The Bank’s loans have already been adversely affected by the current decline in the real estate market. Continuation or worsening of such conditions could have additional negative effects on our business in the future.

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

The Dodd-Frank Act made the FDIC’s TAG Program mandatory for all FDIC-insured banks. This additional insurance coverage will be accounted for by likely increases in general assessment charges under its risk-based assessment system. These changes, along with the use of all of our remaining FDIC insurance assessment credits in early 2009, may cause the premiums charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2011 and in future periods.

A substantial decline in the value of our Federal Home Loan Bank of New York common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of New York (“FHLB”), in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The amount of FHLB common stock we own fluctuates in relation to the amount of our borrowing from the FHLB. As of December 31, 2010 the carrying value of our FHLB common stock was $7.0 million. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. If this occurs, it may adversely affect our results of operations and financial condition.

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

We have expanded our branch network by opening new branches. We intend to continue our branch expansion strategy by opening new branches, which requires us to incur a number of up-front expenses associated with the leasing and build-out of the space to be occupied by the branch, the staffing of the branch and similar matters. These expenses are typically greater than the income generated by the branch until it builds up its customer base, which, depending on the branch, could take 18 months or more. In opening branches in a new locality, we may also encounter problems in adjusting to local market conditions, such as the inability to gain meaningful market share and the stronger than expected competition. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy.

Our income is sensitive to changes in interest rates.

Our profitability, like that of most banking institutions, depends to a large extent upon our net interest income. Net interest income is the difference between interest income received on interest-earning assets, including loans and securities, and the interest paid on interest-bearing liabilities, including deposits and borrowings. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our assets and liabilities in response to such movements. Management estimates that, as of December 31, 2010, a 200 basis point increase in interest rates would result in a 1.3% increase in net interest income and a 100 basis point decrease would result in a 1.6% decrease in net interest income.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by the President of the United States. The Dodd-Frank Act implements significant changes in financial regulation and will impact all financial institutions, including the Company and the Bank. Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Bureau will also have the ability to participate, with the OCC, in our consumer compliance examinations. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and authorizes state attorney generals’ to enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also restricts the authority of the Comptroller of the Currency to preempt state consumer protection laws applicable to national banks, such as the Bank, and may affect the preemption of state laws as they affect subsidiaries and agents of national banks, changes the scope of federal deposit insurance coverage, and potentially increases the FDIC assessment payable by the Bank. We expect that the Bureau and certain other provisions in the Dodd-Frank Act will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

Because many of the Dodd-Frank Act’s provisions require regulatory rulemaking, we are uncertain as to the impact that some of the provisions of the Dodd-Frank Act will have on the Company and the Bank and cannot provide assurance that the Dodd-Frank Act will not adversely affect our financial condition and results of operations for other reasons.

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

Approximately 88% of the loans held by the Company as of December 31, 2010 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. We currently own seven properties acquired in foreclosure, totaling $11.0 million. Under federal and state environmental laws, we could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties we acquire on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean-up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean-up costs under federal or state environmental laws.

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

The Company is currently authorized to issue up to 25 million shares of common stock, of which 17,665,908 shares were outstanding as of December 31, 2010, and up to 15 million shares of preferred stock, of which no shares are outstanding. The Company’s certificate of incorporation authorizes the Board of Directors to, among other things, issue additional shares of common or preferred stock, or securities convertible or exchangeable into common or preferred stock, without stockholder approval. We may issue such additional equity or convertible securities to raise additional capital in connection with acquisitions, as part of our employee and director compensation or otherwise. The issuance of any additional shares of common or preferred stock or convertible securities could substantially dilute holders of our common stock. Moreover, to the extent that we issue restricted stock, stock options, or warrants to purchase our common stock in the future and those stock options or warrants are exercised or the restricted stock vests, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders.

We may further reduce or eliminate the cash dividend on our common stock.

We reduced our total per share dividend in 2010 to $0.65 per share. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may further reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, the Company’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Government regulation restricts our ability to pay cash dividends.

Dividends from the Bank are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. We paid a cash dividend to our stockholders of $0.65 per share in 2010 and $1.15 per share in 2009 (adjusted for subsequent stock dividends). We currently expect to pay substantially reduced per share dividends in 2011. Under applicable banking statutes, at December 31, 2010, the Bank could have declared dividends of approximately $3.9 million to the Company without prior regulatory approval. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to stockholders.

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

HVB operates 36 branches. HVB owns the following branch locations :

Address	City	County	State

37 East Main Street	Elmsford	Westchester	New York
61 South Broadway	Yonkers	Westchester	New York
150 Lake Avenue	Yonkers	Westchester	New York
865 McLean Avenue	Yonkers	Westchester	New York
512 South Broadway	Yonkers	Westchester	New York
21 Scarsdale Road	Yonkers	Westchester	New York
664 Main Street	Mount Kisco	Westchester	New York
369 East 149th Street	Bronx	Bronx	New York
2256 Second Avenue	Manhattan	New York	New York

HVB leases the following branch locations:

Address	City	County	State

35 East Grassy Sprain Road	Yonkers	Westchester	New York
403 East Sandford Boulevard	Mount Vernon	Westchester	New York
1835 East Main Street	Peekskill	Westchester	New York
500 Westchester Avenue	Port Chester	Westchester	New York
501 Marble Avenue	Pleasantville	Westchester	New York
328 Central Avenue	White Plains	Westchester	New York
5 Huguenot Street	New Rochelle	Westchester	New York
40 Church Street	White Plains	Westchester	New York
875 Mamaroneck Avenue	Mamaroneck	Westchester	New York
399 Knollwood Road	White Plains	Westchester	New York
111 Brook Street	Eastchester	Westchester	New York
3130 East Tremont Avenue	Bronx	Bronx	New York
975 Allerton Avenue	Bronx	Bronx	New York
1250 Waters Place	Bronx	Bronx	New York
16 Court Street	Brooklyn	Kings	New York
60 East 42nd Street	Manhattan	New York	New York
233 Broadway	Manhattan	New York	New York
350 Park Avenue	Manhattan	New York	New York
112 West 34th Street	Manhattan	New York	New York
162-05 Crocheron Avenue	Flushing	Queens	New York
254 South Main Street	New City	Rockland	New York
1055 Summer Street	Stamford	Fairfield	Connecticut
420 Post Road West	Westport	Fairfield	Connecticut
500 West Putnam Avenue	Greenwich	Fairfield	Connecticut
200 Post Road	Fairfield	Fairfield	Connecticut

Address	City	County	State

2505 Main Street	Stratford	Fairfield	Connecticut
54 Broad Street	Milford	New Haven	Connecticut

Of the above leased properties, 4 properties located in Bronx, White Plains, New Rochelle and New York, New York, have lease terms that expire within the next 2 years. We currently expect to renew the leases of each of these properties.

A. R. Schmeidler & Co., Inc is located at 500 Fifth Avenue, New York, New York in leased premises.

We currently operate 27 ATM machines, 24 of which are located in the Banks’ facilities. Three ATMs are located at off-site locations: St. Joseph’s Hospital, Yonkers, College of Mount Saint Vincent, Riverdale, New York, and Concordia College, Bronxville, New York.

In our opinion, the premises, fixtures and equipment are adequate and suitable for the conduct of our business. All facilities are well maintained and provide adequate parking.

ITEM 3 — LEGAL PROCEEDINGS

Various claims and lawsuits are pending against the Company and its subsidiaries in the ordinary course of business. In the opinion of management, resolution of each matter is not expected to have a material effect on the financial condition or results of operations of the Company and its subsidiaries.

ITEM 4 — (REMOVED AND RESERVED)

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was held of record as of March 1, 2011 by approximately 894 registered shareholders. Our common stock trades on the NASDAQ Global Select Market under the symbol “HUVL”. Trading in this market is limited. Prior to our listing on the NASDAQ Global Select Market on September 21, 2009, our common stock traded sporadically on the OTC Bulletin Board. We historically created a secondary market for our stock by issuing offers to repurchase shares from any stockholder based on the appraised value of the Company. However we have discontinued this program.

The table below sets forth the price range of our common stock since being listed on the NASDAQ Global Select Market on September 21, 2009. Prices have been adjusted to reflect the 10% stock dividend to shareholders in December 2010.

	2010
	High	Low

First Quarter	$24.67	$23.01
Second Quarter	26.73	22.66
Third Quarter	23.53	15.79
Fourth Quarter	24.68	18.74

	2009
	High	Low

Third Quarter (from September 21, 2009)	$26.87	$24.77
Fourth Quarter	27.75	21.68	(1)

(1) Prior to the fourth quarter of 2009, there was no established public trading market for the Company’s common stock.

In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. Quarterly cash dividends were paid as follows: In 2010, $0.21 per share to shareholders of record on February 11 and May 10, $0.09 per share to shareholders of record on August 9 and $0.14 per share to shareholders of record on November 8. In 2009, $0.38 per share to shareholders of record on February 13, $0.33 per share to shareholders of record on May 22, $0.25 per share to shareholders of record on August 21 and $0.19 per share to shareholders of record on November 13. Dividends per share have been adjusted to reflect the 10 percent stock dividends to shareholders in December 2010 and 2009.

Stock dividends of 10 percent each (one share for every 10 outstanding shares) were declared by the Company for shareholders of record on November 29, 2010 and December 7, 2009.

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

The Company sold 3,993,395 shares of common stock at an issue price of $25.00 per share in an underwritten common stock offering during the fourth quarter of 2009. Net proceeds from the offering were $93.3 million. In conjunction with this common stock offering, the Company listed its common stock on the NASDAQ Global Select Market under the symbol “HUVL”. Concurrent with listing its common stock on the NASDAQ, the Company lifted all restrictions on transferability of its common stock that previously applied to certain shareholders and a majority of the shares outstanding. A total of $59.0 million of the net proceeds from this offering was contributed to HVB and NYNB during 2010 and 2009 increasing the Banks’ capital ratios, as required of the Banks’ by the OCC, to levels in excess of “well capitalized” levels generally applicable to banks under current regulations. See further discussion in

“Supervision and Regulation” under Item 1 of this Annual Report on Form 10-K. The remaining net proceeds of this offering are available for general corporate purposes. There were no sales of common stock by the Company during the fourth quarter of 2010.

There were no purchases made by the Company of its common stock during the year ended December 31, 2010.

Stockholder Return Performance Graph

The following graph compares the Company’s total stockholder return for the years 2006, 2007, 2008, 2009 and 2010 based on prices as reported on the over-the-counter bulletin board and as reported on the NASDAQ Global Select Market effective with the Company’s listing in September 2009, with (1) the Russell 2000 and (2) the SNL $1 billion to $5 billion Bank Index.

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Hudson Valley Holding Corp.	100.00	107.79	136.51	133.85	75.23	85.76

Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

The graph assumes $100 was invested on December 31, 2005 and dividends were reinvested. Returns are market capitalization weighted.

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2010, 2009, 2008 and 2007. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(000’s except share data)

Operating Results:
Total interest income	$128,339	$136,579	$140,112	$150,367	$141,157
Total interest expense	17,683	22,304	30,083	46,299	41,600

Net interest income	110,656	114,275	110,029	104,068	99,557
Provision for loan losses	46,527	24,306	11,025	1,470	2,130
Income before income taxes	3,708	26,322	46,523	52,742	52,094
Net income	5,113	19,012	30,877	34,483	34,059
Basic earnings per common share	0.29	1.39	2.35	2.65	2.60
Diluted earning per common share	0.29	1.37	2.27	2.54	2.52
Weighted average shares outstanding	17,630,814	13,644,736	13,166,931	13,029,183	13,107,578
Diluted weighted average share outstanding	17,687,246	13,916,067	13,612,605	13,551,592	13,528,691
Cash dividends per common share	$0.65	$1.15	$1.53	$1.36	$1.20

	December 31,
	2010	2009	2008	2007	2006

Financial position:
Securities	$459,934	$522,285	$671,355	$780,251	$917,660
Loans, net	1,689,187	1,772,645	1,677,611	1,289,641	1,205,243
Total assets	2,669,033	2,665,556	2,540,890	2,330,748	2,291,734
Deposits	2,234,412	2,172,615	1,839,326	1,812,542	1,626,441
Borrowings	124,345	176,903	466,398	286,941	456,559
Stockholders’ equity	289,917	293,678	207,501	203,687	185,566

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

	December 31,
	2010	2009	2008	2007	2006

Earnings Ratios
Net income as a percentage of:
Average earning assets	0.20%	0.79%	1.39%	1.59%	1.64%
Average total assets	0.18	0.74	1.30	1.49	1.54
Average total stockholders’ equity	1.75	8.74	14.76	18.03	19.40
Adjusted average total stockholders equity(1)	1.77	8.78	14.55	17.61	18.57
Capital Ratios
Average total stockholders’ equity to average total assets	10.43%	8.43%	8.79%	8.27%	7.95%
Average net loans as a multiple of average total stockholders’ equity	5.86	8.00	7.09	6.45	6.44
Leverage capital	9.60%	10.17%	7.53%	8.31%	7.74%
Tier 1 capital (to risk weighted assets)	13.92	13.94	10.11	12.61	12.32
Total risk-based capital (to risk weighted assets)	15.18	15.16	11.33	13.77	13.49
Other
Allowance for loan losses as a percentage of year-end loans	2.25%	2.13%	1.33%	1.33%	1.37%
Loans (net) as a percentage of year-end total assets	63.29	66.50	66.02	55.33	52.59
Loans (net) as a percentage of year-end total deposits	75.60	81.59	91.21	71.15	74.10
Securities as a percentage of year-end total assets	17.23	19.59	26.42	33.48	40.04
Average interest earning assets as a percentage of average interest bearing liabilities	150.04	145.87	146.90	146.83	148.34
Dividends per share as a percentage of diluted earnings per share	224.14	83.94	67.40	53.54	47.62

(1)	Adjusted average stockholders’ equity excludes unrealized gains, net of tax, of $3,078 and $981 in 2010 and 2009, respectively and unrealized losses, net of tax, of $2,955, $4,521 and $7,846 in 2008, 2007 and 2006, respectively. Management believes this alternate presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. As noted in the Company’s 2011 Proxy Statement, which is incorporated herein by reference, net income as a percentage of adjusted average stockholders’ equity is one of several factors utilized by management to determine total compensation.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2010 and 2009, and consolidated results of operations for each of the three years in the period ended December 31, 2010. The Company is consolidated with its wholly-owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Annual Report on Form 10-K. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Annual Report on Form 10-K.

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, portions of New York City and Fairfield County and New Haven County, Connecticut. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate and potential risks associated with the impact of regulatory changes that may take place in reaction to current conditions in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of Company’s loans.

The wide ranging economic downturn, which began in 2008 and continued throughout 2009 and 2010, has had extremely negative effects on all financial sectors both domestic and foreign. Perhaps the most severe impact of this downturn has been felt by the real estate industry, which is a major source of both the deposit and loan businesses of the Company. Although recent indications suggest that the economic decline has begun to turn around, the Company expects this recovery to be slow and expects to continue to experience some negative pressure from these adverse conditions into the first quarter of 2011 and beyond.

Net income for 2010 was $5.1 million or $0.29 per diluted share, a decrease of $13.9 million or 73.2 percent compared to $19.0 million or $1.37 per diluted share in 2009. The overall decline in earnings in 2010, compared to 2009, resulted primarily from significant increases in the provision for loan losses which totaled $46.5 million for the year ended December 31, 2010, compared to $24.3 million for the prior year period. Earnings were also adversely affected by real estate owned valuation provisions of $1.4 million and $0.6 million, respectively, in the second and third quarters of 2010. These provisions are reflective of continued weakness in the overall economy which has resulted in the Company’s decision to follow a more aggressive strategy for problem asset resolution further discussed below.

Total loans decreased $84.2 million during the year ended December 31, 2010. This decline resulted from a number of factors including decreased loan demand, charge-offs, pay downs of existing loans and the transfer of $21.9 million of nonperforming loans to the loans held-for-sale category. The Company recognized $46.2 million of net charge-offs during 2010. Despite the weakness in loan demand, and the continuation of pressure on overall asset quality caused by the ongoing effects of the economic downturn, the Company continues to provide lending availability to both new and existing customers.

Overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Nonperforming assets, which include nonaccrual loans, accruing loans delinquent over 90 days and other real estate owned, decreased to $56.3 million at December 31, 2010, compared to $66.7 million at December 31, 2009. The decrease included the transfer of $21.9 million of nonperforming loans to the loans held-for-sale category. The Company has continued to experience a slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed properties, as well as increases in delinquent and nonperforming loans in other sectors of the loan portfolio, all of which have been adversely impacted by the economic downturn and decline in the real estate market. These conditions have resulted in severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the limited availability of residential mortgage financing, resulted in continued downward pressure on the overall asset quality of the Company’s loan portfolio during 2010. In addition, recent significant increases in filings of bankruptcy and foreclosure proceedings have overloaded the court systems and have resulted in what the Company believes to be unacceptable delays in attempts to obtain title to real estate and other collateral through conventional foreclosure.

As a result of above factors, since the second quarter of 2010, the Company has followed a more aggressive strategy for resolving problem assets. As part of the revised resolution strategy, the Company has reevaluated each problem loan and has made a determination of net realizable value based on management’s estimation of the best possible outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities. The severity of the decline in real estate values has provided new market opportunities for the disposition of distressed assets as investors search for yield in the current low interest rate environment and our more aggressive policy has begun to take advantage of those opportunities. As part of this revised strategy, during the third quarter of 2010, the Company transferred twenty five loans totaling $21.9 million to the loans held-for-sale category. Partial charge-offs of these loans to adjust their carrying amount to estimated fair value accounted for $14.1 million of the $46.2 million of net charge-offs recorded during the full year of 2010. Approximately $14.1 million of these loans were sold in December of 2010 without further loss. The remaining $7.8 million are expected to be disposed of in the first or second quarters of 2011. As noted above, despite recent indications suggesting that the economic decline may have begun to turn around, the Company expects any recovery to be slow and expects to continue to experience some negative pressure from these adverse conditions into the first quarter of 2011 and beyond.

Total deposits increased $61.8 million during the year ended December 31, 2010, as the Company continued to experience significant growth in new customers both in existing branches and new branches added during the last two years. Overall deposit growth was partially offset by planned reductions in certain non-core deposit balances. Proceeds from deposit growth were used to reduce maturing term borrowings or were retained in liquid investments, principally interest earning bank deposits.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income declined by $4.6 million or 3.9 percent to $113.8 million for the year ended December 31, 2010, compared to $118.4 million for the year ended December 31, 2009. The effect of the adjustment to a tax equivalent basis was $3.1 million in 2010 and $4.1 million in 2009.

Non interest income was $13.7 million in 2010, an increase of $3.2 million or 30.5 percent, compared to $10.5 million in 2009. The increase was partially due to an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of recent improvement in both domestic and international equity markets. Assets under management were approximately $1.5 billion at December 31, 2010 and $1.3 billion at December 31, 2009. The overall increases in non interest income also included growth in deposit service charges. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $2.6 million in 2010 and $5.5 million in 2009. The impairment charges were related to the Company’s investments in pooled trust preferred securities. Non interest income for 2010 and 2009 also included $2.0 million and $0.3 million of valuation losses on other real estate owned.

Non interest expense was $74.1 million for both 2010 and 2009. Increases in non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were more than offset by cost saving measures implemented by the Company during 2009 and 2010. In addition, 2010 reflected significantly lower FDIC deposit insurance premiums. Additional premiums imposed by the FDIC in 2009 to replenish shortfalls in the FDIC Insurance Fund were not imposed to the same degree in 2010. However, additional premium increases and special assessments may continue to be imposed by the FDIC in the future. Decreases resulting from the lower FDIC premiums and other cost saving measures were offset by significant increases in costs related to problem loan resolutions and other real estate owned.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at December 31, 2010 shows the Company’s net interest income decreasing slightly if rates fall and increasing slightly if rates rise.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. While the current adverse economic situation has put pressure on the availability of liquidity in the marketplace, the Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs. In addition, the Company and the Bank are subject to various regulatory capital guidelines. In today’s economic and regulatory environment the OCC, which is the primary federal regulator of the Bank, has directed greater scrutiny to banks with higher levels of commercial real estate loans. During the fourth quarter of 2009, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. To meet these increased capital ratios and to support future growth, the Company successfully raised a net $93.3 million in an underwritten common stock offering in the fourth quarter of 2009. As of December 31, 2010, and 2009, the Company and HVB exceeded all required regulatory capital levels.

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

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. In addition, a loan which has been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered troubled debt restructurings and are also recognized as impaired. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of an impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or, if the impairment is considered to be permanent, a partial charge-off is recorded against the allowance for loan losses. Individual measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as portions of the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2010 and December 31, 2009 did not indicate impairment of its goodwill or identified intangible assets.

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

Results of Operations for Each of the Three Years in the Period Ended December 31, 2010

Summary of Results

The Company reported net income of $5.1 million in 2010, a decrease of $13.9 million or 73.2 percent compared to $19.0 million in 2009, which decreased $11.9 million or 38.5 percent compared to $30.9 million in 2008. The decrease in 2010 net income, compared to 2009, reflected a significantly higher provision for loan losses, lower net interest income and slightly higher noninterest expense, partially offset by higher non interest income and a lower effective tax rate. The decrease in 2009 net income, compared to 2008, reflected a significantly higher provision for loan losses, higher noninterest expense including significantly higher FDIC deposit insurance premiums and lower non interest income, partially offset by higher net interest income and a lower effective tax rate. Provisions for loan losses totaled $46.5 million, $24.3 million and $11.0 million in 2010, 2009 and 2008 respectively. Non interest income includes $2.6 million, $5.5 million and $1.5 million of pretax recognized impairment charges related to certain securities in the Company’s investment portfolio in 2010, 2009 and 2008, respectively. Non interest income also includes $2.0 million and $0.3 million of valuation losses on other real estate owned in 2010 and 2009, respectively. Non interest expense includes $4.7 million, $5.5 million and $0.9 million of FDIC deposit insurance premiums in 2010, 2009 and 2008, respectively. The significantly higher levels of the provisions for loan losses, recognized impairment charges, valuation losses on other real estate owned and FDIC deposit insurance premiums in 2010 and 2009, compared to 2008, are a direct result of the significantly negative effects that the ongoing economic downturn has had on the performance and collateral values of the Company’s loan portfolios, the underlying credit and marketability of certain securities in its investment portfolio, and the overall performance of the financial services industry in general.

Diluted earnings per share were $0.29 in 2010, a decrease of $1.08 or 78.8 percent compared to $1.37 in 2009, which decreased $0.90 or 39.6 percent compared to $2.27 in 2008. These changes are a direct result of the changes in net income in the respective years compared to the prior year period. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December 2010. Returns on average stockholders’ equity and average assets were 1.7 percent and 0.2 percent for 2010, compared to 8.7 percent and 0.7 percent in 2009 and 14.8 percent and 1.3 percent in 2008. Returns on adjusted average stockholders’ equity were 1.8 percent, 8.8 percent and 14.6 percent in 2010, 2009 and 2008, respectively. Adjusted average stockholders’ equity excludes the effects of net unrealized gains, net of tax of $3,078 and $981 and unrealized losses, net of tax, of $2,955 on securities available for sale in 2010, 2009 and 2008, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measures more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Net interest income for 2010 was $110.7 million, a decrease of $3.6 million or 3.1 percent compared to $114.3 million in 2009, which increased $4.3 million or 3.9 percent compared to $110.0 million in 2008. The 2010 decrease compared to 2009 was primarily due to a decrease in the tax equivalent basis net interest margin to 4.36% from 4.90%, partially offset by $193.2 million growth in the average balance of interest earning assets which was in excess of the $85.0 million growth in the average balance of interest bearing liabilities. The 2010 decrease in the tax equivalent basis net interest margin, compared to the prior year, resulted primarily from the effects significant increases in the average balance of low yielding interest bearing deposits in banks as a percentage of interest earning assets resulting primarily from weak loan demand, the completion of a planned reduction of the Company’s investment portfolio and the effects of maturing, higher yielding loans and investments being renewed or replaced in a significantly lower interest rate environment. The 2009 increase over 2008 was primarily due to $187.3 million growth in the average balance of interest earning assets which was in excess of the $143.4 million growth in the average balance of interest bearing liabilities, partially offset by a reduction in the tax equivalent basis net interest margin to 4.90% in 2009 from 5.14% in 2008. The 2009 decrease in the tax equivalent basis net interest margin, compared to the prior year, was primarily as a result of a slight reduction in the incremental spread between interest earning assets and interest bearing liabilities, partially offset by a $43.9 million increase in the excess of interest earning assets over interest bearing liabilities. The 2009 increase in the average balance of interest earning assets reflected growth in loans and short-term funds, partially offset by a planned reduction in investments. The 2009 increase in interest bearing liabilities reflected growth in deposits, partially offset by a planned reduction in short-term and other borrowed funds.

The provision for loan losses for 2010 was $46.5 million compared to $24.3 million in 2009 and $11.0 million in 2008. The significant increases in 2010 and 2009, compared to their respective prior year periods is primarily directly related to negative effects on the loan portfolio of conditions resulting from the ongoing crisis in the financial markets. As a result of the severe economic downturn, the Company has experienced significant levels of delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans which began in the second half of 2008 and has continued throughout 2009 and 2010. These conditions, together with the shortage of available residential mortgage financing, have put downward pressure on the overall asset quality of virtually all financial institutions, including the Company. In addition since the second quarter of 2010, the Company has followed the more aggressive strategy for resolving problem assets including the transfer of $21.9 million of nonperforming loans, to the held-for-sale category. The Company believes that the overall revised strategy will continue to address new and existing problem loans in the most appropriate and timely manner given current conditions in the economy.

Non interest income increased $3.2 million or 30.5 percent to $13.7 million in 2010 compared to $10.5 million in 2009, which decreased $8.1 million or 43.5 percent compared to $18.6 million in 2008. The increase of noninterest income in 2010, compared to the prior year period, was primarily due to increases in investment advisory fees of A.R. Schmeidler & Co., Inc., growth in deposit activity and other service fees and a decrease in recognized impairment charges on securities available-for-sale, partially offset by an increase in valuation losses on other real estate owned. The Company’s non interest income decreased in 2009, compared to the prior year period, primarily as a result of a significant increase in recognized impairment charges on securities available-for-sale and a significant decrease in investment advisory fees, partially offset by a decline in deposit activity and other service income. Investment advisory fee income experienced significant declines beginning in the fourth quarter of 2008 and continued to decline during the first half of 2009 as a result of significant declines in both domestic and international equity markets. Although there was significant improvement in the financial markets in late 2009 and 2010, continued improvement and the continued acquisition of new customers will be necessary for this source of non interest income to return to past levels. The Company recorded pre-tax recognized impairment charges on securities available-for-sale of $2.6 million, $5.5 million and $1.5 million in 2010, 2009 and 2008, respectively. Other dispositions of securities available for sale resulted in net realized gains of $0.2 million, $0.1 million and $0.1 million in 2010, 2009 and 2008, respectively. The sales were conducted as part of the Company’s ongoing asset/liability management process. Non interest income also includes $2.0 million and $0.3 million of valuation losses on other real estate owned in 2010 and 2009, respectively.

Non interest expense was $74.1 million for both 2010 and 2009. The 2009 amount reflected an increase of $3.0 million or 4.2 percent compared to $71.1 million in 2008. Increases in 2010 non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were more than offset by cost saving measures implemented by the Company during 2009 and 2010. In addition, 2010 reflected significantly lower FDIC deposit insurance premiums compared to 2009. Additional premiums imposed by the FDIC in 2009 to replenish shortfalls in the FDIC Insurance Fund were not imposed to the same degree in 2010. However, additional premium increases and special assessments may continue to be imposed by the FDIC in the future. Decreases resulting from the lower FDIC premiums and other cost saving measures were offset by significant increases in costs related to problem loan resolutions and other real estate owned. Increases in 2009 resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth in loans and deposits, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were effectively offset by significant other cost saving measures implemented by the Company during the year, including the elimination of all 2009 incentive compensation and bonuses for employees of the Bank. However, overall 2009 non interest expense increased, compared to the prior year period, primarily due to aforementioned significant increase in FDIC deposit premiums.

The effective tax rate in 2010 decreased to (37.9) percent, compared to 27.8 percent in 2009 and 33.6 percent in 2008. The tax benefit recorded in 2010 resulted from the effects of tax-exempt income exceeding taxable income for the year primarily due to the significant 2010 loan loss provision. The 2009 decrease, compared to the prior year period, was primarily as a result of tax-exempt income constituting a greater percentage of pretax income due to the significant increase in the loan loss provision and recognized impairment charges on securities available for sale.

Average Balances and Interest Rates

The following table sets forth the daily average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates.

	(000’s except percentages)
	Year ended December 31,
	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate

ASSETS
Interest earning assets:
Deposits in banks	$300,703	$737	0.25%	$35,508	$81	0.23%	$5,362	$152	2.83%
Federal funds sold	78,748	168	0.21	43,910	100	0.23	24,899	827	3.32
Securities:(1)
Taxable	367,421	13,905	3.78	413,781	18,077	4.37	507,943	24,873	4.90
Exempt from federal income taxes	149,355	9,032	6.05	184,772	11,783	6.38	208,730	13,274	6.36
Loans, net(2)	1,714,325	107,658	6.28	1,739,421	110,662	6.36	1,483,196	105,632	7.12

Total interest earning assets	2,610,552	131,500	5.04	2,417,392	140,703	5.82	2,230,130	144,758	6.49

Non interest earning assets:
Cash and due from banks	41,490			43,197			49,786
Other assets	145,905			118,118			105,478

Total non interest earning assets	187,395			161,315			155,264

Total assets	$2,797,947			$2,578,707			$2,385,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$926,755	$8,099	0.87%	$787,347	$9,145	1.16%	$642,784	$10,498	1.63%
Savings	115,624	562	0.49	101,846	503	0.49	95,296	708	0.74
Time	202,244	2,455	1.21	263,065	3,899	1.48	263,506	6,757	2.56
Checking with interest	332,315	1,091	0.33	250,314	1,048	0.42	149,793	1,072	0.72
Securities sold under repurchase agreements and other short-term borrowings	56,899	271	0.48	101,818	536	0.53	161,749	2,187	1.35
Other borrowings	109,349	5,205	4.76	153,799	7,173	4.66	201,687	8,861	4.39

Total interest bearing liabilities	1,743,186	17,683	1.01	1,658,189	22,304	1.35	1,514,815	30,083	1.99

Non interest bearing liabilities:
Demand deposits	745,290			675,953			625,630
Other liabilities	20,199			28,049			32,797

Total non interest bearing liabilities	765,489			704,002			658,427

Stockholders’ equity(1)	289,272			216,516			212,152

Total liabilities and stockholders’ equity(1)	$2,797,947			$2,578,707			$2,385,394

Net interest earnings		$113,817			$118,399			$114,675

Net yield on interest earning assets			4.36%			4.90%			5.14%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.

(2)	Includes loans classified as non-accrual.

(3)	The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES
Average Balances and Interest Rates
Non-GAAP disclosures

	Year ended December 31,
	2010	2009	2008

Total interest earning assets:
As reported	$2,615,461	$2,418,855	$2,225,320
Unrealized gain (loss) on securities available-for-sale(1)	4,909	1,463	(4,810)

Adjusted total interest earning assets	$2,610,552	$2,417,392	$2,230,130

Net interest earnings:
As reported	$110,656	$114,275	$110,029
Adjustment to tax equivalency basis(2)	3,161	4,124	4,646

Adjusted net interest earnings	$113,817	$118,399	$114,675

Net yield on interest earning assets:
As reported	4.23%	4.72%	4.94%
Effects of (1) and (2) above	0.13%	0.18%	0.20%

Adjusted net interest earnings	4.36%	4.90%	5.14%

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2010 and 2009, and the years ended December 31, 2009 and 2008, on a tax equivalent basis.

	(000’s)
	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in banks	$605	$51	$656	$855	$(926)	$(71)
Federal funds sold	79	(11)	68	631	(1,358)	(727)
Securities:
Taxable	(2,025)	(2,147)	(4,172)	(4,611)	(2,185)	(6,796)
Exempt from federal income taxes	(2,259)	(492)	(2,751)	(1,524)	33	(1,491)
Loans, net	(1,597)	(1,407)	(3,004)	18,248	(13,218)	5,030

Total interest income	(5,197)	(4,006)	(9,203)	13,599	(17,654)	(4,055)

Interest expense:
Deposits:
Money market	1,619	(2,665)	(1,046)	2,361	(3,714)	(1,353)
Savings	68	(9)	59	49	(254)	(205)
Time	(901)	(543)	(1,444)	(11)	(2,847)	(2,858)
Checking with interest	343	(300)	43	719	(743)	(24)
Securities sold under repurchase agreements and other short-term borrowings	(236)	(29)	(265)	(810)	(841)	(1,651)
Other borrowings	(2,073)	105	(1,968)	(2,104)	416	(1,688)

Total interest expense	(1,180)	(3,441)	(4,621)	204	(7,983)	(7,779)

Increase in interest differential	$(4,017)	$(565)	$(4,582)	$13,395	$(9,671)	$3,724

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. During the three year period ended December 31, 2010, the overall economic picture, both globally and in the Company’s market area, has been one of historic low interest rates, severe economic downturn in virtually every sector of the economy, sharp declines in asset values particularly in the commercial and residential real estate sectors, weak loan demand and shrinking margins. The Company’s overall asset quality has continued to be adversely affected by the current state of the economy. During 2010 and 2009, the Company has experienced significant levels of delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans which began in the second half of 2008. Changes in the levels of nonperforming loans have a direct impact on net interest income. While there are recent signs that the economic downturn has begun to reverse, the Company expects some continued downward pressure on net interest income for the near future as a result of ongoing lag effect of these conditions.

The Company has made efforts throughout this period of severe economic uncertainty and low interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. During 2010 and 2009, the Company was able to repay maturing long-term borrowings, all of its brokered certificates of deposit and non-customer related short-term borrowings with liquidity provided primarily by core deposit growth and planned utilization of run-off from our investment securities. Additional liquidity from deposit growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historically low levels, this increase in liquidity contributed to margin compression. Also during 2010 and 2009, the Company increased the number of loans originated with interest rate floors and, as part of the continuation of a planned reduction of the Company’s investment portfolio, targeting cash flow from maturing investment securities to fund current and future loan growth. These actions were conducted partially in reaction to severely declining interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets. Management believes that the result of these efforts has enabled the Company, given the difficulties being encountered in the current economic crisis, to maximize the effective repositioning of its portfolios from both asset and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, decreased $4.6 million or 3.9 percent to $113.8 million in 2010, compared to $118.4 million in 2009, which increased $3.7 million or 3.2 percent from $114.7 million in 2008. The decrease in 2010, compared to 2009, primarily resulted from a decrease in the tax equivalent basis net interest margin to 4.36 percent in 2010 from 4.90 percent in 2009, partially offset by an increase of $108.2 million or 14.3 percent in the excess of adjusted average interest earning assets over average interest bearing liabilities to $867.4 million in 2010 from $759.2 million in 2009. The increase in 2009, compared to 2008, primarily resulted from an increase of $43.9 million or 6.1 percent in the excess of adjusted average interest earning assets over interest bearing liabilities to $759.2 million in 2009 from $715.3 million in 2008, partially offset by a decrease in the tax equivalent basis net interest margin to 4.90 percent in 2009 from 5.14 percent in 2008. For purposes of the financial information included in this section, the Company adjusts average interest earning assets to exclude the effects of unrealized gains and losses on securities available for sale and adjusts net interest income to a tax equivalent basis. Management believes that this alternate presentation more closely reflects actual performance, as it is consistent with the Company’s stated asset/liability management strategies. The effects of these non-GAAP adjustments to tax equivalent basis net interest income and adjusted average assets are included in the table presented in “Average Balances and Interest Rates” section herein.

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume decreases in loans and investments and a lower average yield on interest earning assets, partially offset by volume increases in interest earning deposits and Federal funds sold resulted in lower interest income in 2010, compared to 2009. A volume decrease in investments and a lower average yield on interest earning assets, partially offset by volume increases in loans, Federal funds sold and interest earning deposits resulted in slightly lower interest income in 2009, compared to 2008. Adjusted average interest earning assets in 2010 increased $193.2 million or 8.0 percent to $2,610.6 million from $2,417.4 million in 2009, which increased $187.3 million or 8.4 percent from $2,230.1 million in 2008.

Loans are the largest component of interest earning assets. Net loans decreased $83.4 million or 4.7 percent to $1,689.2 million at December 31, 2010 from $1,772.6 million at December 31, 2009, which increased $95.0 million or 5.7 percent from $1,677.6 million at December 31, 2008. Average net loans decreased $25.1 million or 1.4 percent to $1,714.3 million in 2010 from $1,739.4 million in 2009, which increased $256.2 million or 17.3 percent from $1,483.2 million in 2008. The decrease in average net loans in 2010, compared to 2009 resulted from insufficient loan demand to offset payoffs and pay downs, significant charge-offs taken during the year and sales of other nonperforming loans, partially offset by significant growth in the multi-family sector of the portfolio. The increase in average net loans during 2009, compared to 2008, reflected the Company’s continuing emphasis on making new loans, expansion of loan production capabilities and more effective market penetration. The average yield on loans was 6.28 percent in 2010, compared to 6.36 percent in 2009 and 7.12 percent in 2008. As a result, interest income on loans decreased in 2010, compared to 2009, due to lower volume and lower interest rates, and interest income on loans increased in 2009, compared to 2008, due to higher volume, partially offset by lower interest rates.

Total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, decreased $66.4 million or 12.5 percent to $464.1 million at December 31, 2010 from $530.5 million at December 31, 2009, which decreased $166.3 million or 23.9 percent from $696.8 million at December 31, 2008. Average total securities, including FHLB stock and excluding net unrealized gains and losses, decreased $81.8 million or 13.7 percent to $516.8 million in 2010 from $598.6 million in 2009, which decreased $118.1 million or 16.5 percent from $716.7 million in 2008. The decreases in average total securities in 2010 and 2009, compared to their respective prior year periods, resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. During 2010, cash flow from maturing investments was either redeployed into new mortgage backed securities, or retained in interest bearing bank balances to fund future loan growth. The decrease in average total securities in 2010 compared to 2009 reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations, obligations of state and political subdivisions and FHLB stock, partially offset by a volume increase in other securities. The average tax equivalent basis yield on securities was 4.44 percent for 2010 compared to 4.99 percent in 2009. As a result, tax equivalent basis interest income on securities decreased in 2010, compared to 2009, due to lower volume and lower interest rates. During 2009, management utilized cash flow from maturing investments to fund loan growth and to reduce short-term and other borrowings. The decrease in average total securities in 2009 compared to 2008 reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations, obligations of state and political subdivisions, FHLB stock and other securities. The average tax equivalent basis yield on securities was 4.99 percent for 2009 compared to 5.32 percent in 2008. As a result, tax equivalent basis interest income on securities decreased in 2009, compared to 2008, due to lower volume and lower interest rates. Increases and decreases in average FHLB stock results from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $4.6 million or 20.6 percent to $17.7 million in 2010 from $22.3 million in 2009, which decreased $7.8 million or 25.9 percent from $30.1 million in 2008. Average interest bearing liabilities increased $85.0 million or 5.1 percent to $1,743.2 million in 2010 from $1,658.2 million in 2009, which increased $143.4 million or 9.5 percent from $1,514.8 million in 2008.

The increase in average interest bearing liabilities in 2010, compared to 2009, was due to volume increases in money market deposits, savings deposits and checking with interest, partially offset by volume decreases in time deposits, short-term borrowings and other borrowed funds. The Company continued to experience significant growth in new customers both in existing branches and new branches added during the last two years. Proceeds from deposit growth were used to reduce maturing term borrowings or were retained in liquid investments, principally interest earning bank deposits. The average interest rate paid on interest bearing liabilities was 1.01 percent in 2010, compared to 1.35 percent in 2009. As a result of these factors, interest expense was lower in 2010, compared to 2009, due to lower interest rates, partially offset by higher volume.

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

Average non interest bearing demand deposits increased $69.3 million or 10.3 percent to $745.3 million in 2010 from $676.0 million in 2009, which increased $50.4 million or 8.1 percent from $625.6 million in 2008. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2010 is as follows:

	2010	2009	2008

Average interest rate on:
Total average interest earning assets	5.04%	5.82%	6.49%
Total average interest bearing liabilities	1.01	1.35	1.99
Total interest rate spread	4.03	4.47	4.50

In 2010 and 2009, the interest rate spreads decreased reflecting greater increases in interest rates on interest bearing liabilities compared to interest rates on interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Provision for Loan Losses

The provision for loan losses in 2010 was $46.5 million compared to $24.3 million in 2008 and $11.0 million in 2008. The significant increases in 2010 and 2009, compared to their respective prior years, are directly related to negative effects on the Company’s loan portfolio of conditions resulting from the ongoing crisis in the financial markets. In addition, the 2010 increase, compared to 2009, partially resulted from a decision by the Company to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. Continuation or worsening of such conditions could result in additional significant provisions for loan losses in the future.

Non Interest Income

Non interest income increased $3.2 million or 30.5 percent to $13.7 million in 2010 compared to $10.5 million in 2009, which decreased $8.1 million or 43.5 percent compared to $18.6 million in 2008. The increase in 2010, compared to the prior year period, was primarily due to an increase in investment advisory fees of A.R. Schmeidler & Co., Inc. and also reflects growth in deposit activity and other service fees and a decrease in recognized impairment charges on securities available for sale, partially offset by an increase in valuation losses on other real estate owned and a slight decrease in other income. The decrease in 2009, compared to the prior year period, was primarily the result of a significant increase in impairment charges related to the Company’s investment in certain pooled trust preferred securities and a sharp decrease in investment advisory fees. The above mentioned changes in investment advisory fees, impairment charges on securities and valuation losses on other real estate owned are directly related to the current economic crisis, which has had significant negative effects on the financial services industry, the real estate industry and the domestic and international equity markets.

Service charges increased by $0.7 million or 11.9 percent to $6.6 million in 2010 compared to $5.9 million in 2009, which decreased slightly by $0.1 million or 1.7 percent from $6.0 million in 2008. The 2010 increase, compared to 2009, was primarily due to growth service charges related to new products introduced in 2009 and 2010. The 2009 decrease, compared to 2008, resulted primarily from increases in fees related to growth in deposits being offset by declines in activity fees on existing deposits.

Investment advisory fees increased $1.4 million or 18.2 percent to $9.1 million in 2010 from $7.7 million in 2009, which decreased $3.5 million or 31.3 percent from $11.2 million in 2008. The 2010 increase, compared to 2009, was due to a net increase in assets under management from existing customers, addition of new customers and net increases in asset value. Fee income from this source, however, experienced sharp declines beginning in the fourth quarter of 2008 and continued to decline during the first half of 2009 as a result of the effects of significant declines in both domestic and international equity markets which resulted in the sharp decline in fees in 2009, compared to 2008. Although there has been recent improvement in the financial markets, continued improvement and the acquisition of new customers will be necessary for this source of non interest income to return to past levels.

The Company recognized impairment charges on securities available for sale of $2.6 million, $5.5 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008 respectively. The entire 2010 and 2009 charges and $1.1 million of the 2008 charge related to the Company’s investments in certain pooled trust preferred securities. These securities are primarily backed by U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. The Company has decided to hold its investments in trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value. The $0.4 million remainder of the 2008 impairment charge was related to the Company’s investment in a mutual fund. This investment was sold in April 2008 without additional loss. Other dispositions of securities available for sale resulted in net realized gains of $0.2 million, $0.1 million and $0.1 million in 2010, 2009 and 2008, respectively. The sales were conducted as part of the Company’s ongoing asset/liability management process. Non interest income also includes $2.0 million and $0.3 million of valuation losses on other real estate owned in 2010 and 2009, respectively. These valuation losses are a direct result of the significantly negative effects that the ongoing economic downturn has had on the values of the Company’s real estate related assets.

Other income decreased $0.2 million or 7.7 percent to $2.4 million in 2010 from $2.6 million in 2009, which decreased $0.3 million or 10.3 percent from $2.9 million in 2008. The decrease in 2010, compared to 2009, resulted from decreases in income on bank owned life insurance, rental income and miscellaneous customer fees, partially offset by increases in debit card income. The decrease in 2009, compared to 2008, resulted primarily from a decrease in miscellaneous service fees and rental income, partially offset by increases in income from bank owned life insurance and debit card income.

Non Interest Expense

Non interest expense was $74.1 million, $74.1 million and $71.1 million for the years ended December 31, 2010, 2009 and 2008, respective. Increases in non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers and the upgrading of certain internal processes were more than offset by cost saving measures implemented by the company during 2009 and 2010. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on securities transactions) was 56.2 percent in 2010, compared to 55.2 percent in 2009 and 52.8 percent in 2008.

Salaries and employee benefits, the largest component of non interest expense, decreased $0.2 million or 0.5 percent to $38.5 million in 2010 from $38.7 million in 2009, which was a decrease of $3.2 million or 7.6 percent from $41.9 million in 2008. The decrease in 2010 resulted from the planned reduction in certain staffing levels and a reduction in employee retirements plans partially offset by increased incentive compensation. The decrease in 2009 resulted from decreased incentive compensation and the reduction of certain benefits which were partially offset by additional staff requirements which resulted from the opening of new branches.

	2010	2009	2008
Employees at December 31,
Full Time Employees	438	463	478
Part Time Employees	40	35	55

	(000’s except percentages)
	2010	2009	2008

Salaries and Employee Benefits
Salaries	$29,821	$30,294	$29,122
Payroll Taxes	2,455	2,468	2,357
Medical Plans	2,354	2,168	2,356
Incentive Compensation Plans	1,816	780	4,839
Employee Retirement Plans	1,336	2,536	2,661
Other	725	442	522

Total	$38,507	$38,688	$41,857

Percentage of total non interest expense	51.9%	52.2%	58.9%

Occupancy expense increased $0.1 million or 1.2 percent to $8.4 million in 2010 from $8.3 million in 2009 which increased $0.8 million or 10.7 percent from $7.5 million in 2008. The increases in both 2010 and 2009 reflect increased costs related to the opening of new branch offices and also included rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services increased $0.8 million or 18.2 percent to $5.2 million in 2010 from $4.4 million in 2009, which was a $0.1 million or 2.3 percent increase from $4.3 million for 2008. The increase in 2010 was primarily due to costs related to the formation of a new subsidiary, expenses related to the operational merger of New York National Bank into HVB and the engagement of consultants to assist with new systems implementations and certain personnel related projects. The slight increase in 2009 was related to a core processing study.

Equipment expense decreased $0.4 million or 9.1 percent to $4.0 million in 2010 from $4.4 million in 2009, which was an increase of $0.2 million or 4.8 percent from $4.2 million in 2008. The 2010 decrease reflects reduced equipment rental costs and cost saving measures implemented in late 2009. The 2009 increase reflects increased maintenance expense for the Company’s equipment and offices due to higher costs and the addition of new branch offices.

Business development expense was $2.0 million at December 31, 2010 which was unchanged as compared to $2.0 million in 2009, which was a $0.1 million or 4.8 percent decrease from $2.1 million in 2008. The 2009 decrease was due to a decreased participation in public relations events and a reduction in annual report expenses.

The assessment of the Federal Deposit Insurance Corporation (“FDIC”) was $4.7 million for 2010, $5.5 million in 2009 and $0.9 million for 2008. The 2010 decrease was due to additional premiums that were imposed by the FDIC, during 2009, to replenish shortfalls in the FDIC Insurance Fund which resulted from the current economic crisis.

Other operating expenses, as reflected in the following table increased 4.2 percent in 2010 and increased 5.6 percent in 2009.

	2010	2009	2008
	(000’s except percentages)

Other Operating Expenses
Stationery and printing	$711	$1,160	$1,619
Communications expense	764	779	890
Courier expense	861	774	941
Other loan expense	2,468	1,961	685
Outside services	4,044	3,810	3,123
Dues, meetings and seminars	325	289	463
Other	2,145	2,084	2,557

Total	$11,318	$10,857	$10,278

Percentages of total non interest expense	15.3%	14.6%	14.5%

The 2010 increases reflect higher loan expenses, including increased expenses related to properties held as other real estate owned and increased loan collection costs, increased costs related to couriers and higher outside service fees. The 2010 decreases reflect lower stationary and printing costs, lower communications expense and lower insurance costs.

The 2009 increases reflect higher loan expenses, including increased expenses related to properties held as other real estate owned and increased loan collection costs and higher outside service fees. The 2009 decreases reflect lower stationary and printing costs, lower communications expense, lower courier costs due to greater efficiencies gained due to a change in service providers and decreased participation in meetings and seminars.

Income Taxes

Income taxes (benefits) of $(1.4) million, $7.3 million and $15.6 million were recorded in 2010, 2009, and 2008, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent, and a New York City tax rate of approximately 9 percent. The Company’s overall effective tax rate was (37.9) percent in 2010, 27.8 percent in 2009 and 33.6 percent in 2008. The tax benefit in 2010 and the decrease in the overall effective tax rate in 2009, compared to 2008, resulted primary from tax-exempt income exceeding book pre-tax income in 2010 and representing a larger percentage of book pre-tax income in 2009, compared to 2008.

In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for years after 2006. The Company is currently undergoing an audit by New York State for years 2005 through 2007. This audit has not yet been completed, however, no significant issues have as yet been raised. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2010 and 2009

Cash and Due from Banks

Cash and due from banks was $284.2 million at December 31, 2010, an increase of $117.2 million or 70.2 percent from $167.0 million at December 31, 2009. Included in cash and due from banks is interest earning deposits of $258.3 million at December 31, 2010 and $127.7 million at December 31, 2009. The increase was a result of deposit growth and loan paydowns which have not yet been deployed into investments or loans.

Federal Funds Sold

Federal funds sold totaled $72.1 million at December 31, 2010, an increase of $20.2 million or 38.9 percent from $51.9 million at December 31, 2009. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

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

The securities portfolio consists of various debt and equity securities totaling $459.9 million, $522.3 million and $671.4 million and FHLB stock totaling $7.0 million, $8.5 million and $20.5 million at December 31, 2010, 2009, and 2008, respectively.

Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. The available for sale portfolio totaled $443.7 million, $500.6 million and $642.4 million at December 31, 2010, 2009 and 2008 respectively. The held to maturity portfolio totaled $16.3 million, $21.7 million and $29.0 million at December 31, 2010, 2009 and 2008, respectively.

Average aggregate securities and FHLB stock represented 19.8 percent, 24.8 percent and 32.1 percent of average interest earning assets in 2010, 2009 and 2008, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s investment strategy. The size of the securities portfolio will depend on loan and deposit growth, the level of capital and the Company’s ability to take advantage of leveraging opportunities.

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

2010 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$3,001	$11	—	$3,012
Mortgage-backed securities — residential	303,479	6,648	$587	309,540
Obligations of states and political subdivisions	111,912	4,170	1	116,081
Other debt securities	12,329	—	7,956	4,373

Total debt securities	430,721	10,829	8,544	433,006
Mutual funds and other equity securities	10,071	706	116	10,661

Total	$440,792	$11,535	$8,660	$443,667

Classified as Held to Maturity
Mortgage-backed securities — residential	$11,131	$700	$1	$11,830
Obligations of states and political subdivisions	5,136	306	—	5,442

Total	$16,267	$1,006	$1	$17,272

2009 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$4,995	$33	$20	$5,008
Mortgage-backed securities — residential	312,996	5,600	2,208	316,388
Obligations of states and political subdivisions	158,465	5,897	91	164,271
Other debt securities	14,712	14	9,904	4,822

Total debt securities	491,168	11,544	12,223	490,489
Mutual funds and other equity securities	9,172	1,109	135	10,146

Total	$500,340	$12,653	$12,358	$500,635

Classified as Held to Maturity

Mortgage-backed securities — residential	$16,515	$733	$1	$17,247
Obligations of states and political subdivisions	5,135	346	—	5,481

Total	$21,650	$1,079	$1	$22,728

2008 (000’s)

		Gross
		Unrealized		Estimated Fair
Classified as Available for Sale	Amortized Cost	Gains	Losses	Value

U.S. Treasury and government agencies	$45,206	$288	$79	$45,415
Mortgage-backed securities — residential	371,963	3,487	1,313	374,137
Obligations of states and political subdivisions	200,858	2,341	1,710	201,489
Other debt securities	20,082	227	8,665	11,644

Total debt securities	638,109	6,343	11,767	632,685
Mutual funds and other equity securities	9,170	613	105	9,678

Total	$647,279	$6,956	$11,872	$642,363

Classified as Held to Maturity

Mortgage-backed securities — residential	$23,859	$525	$78	$24,306
Obligations of states and political subdivisions	5,133	108	1	5,240

Total	$28,992	$633	$79	$29,546

The following table presents the amortized cost of securities at December 31, 2010, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year		After 1 Year but Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasuries and government agencies	$3,001	0.73%	—	—	—	—	—	—	$3,001	0.73%
Mortgage-backed securities — residential	138,173	4.03%	$138,822	2.89%	$37,615	3.13%	—	—	314,610	3.42%
Obligations of states and political subdivisions	30,911	7.18%	42,313	6.33%	43,771	5.89%	53	6.97%	117,048	6.39%
Other debt securities	4,335	1.91%	—	—	—	—	7,994	2.08%	12,329	0.67%

Total	$176,420	4.54%	$181,135	3.69%	$81,386	4.62%	$8,047	2.13%	$446,988	4.10%

Estimated fair value	$177,718		$182,469		$81,985		$8,106		$450,278

Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and debentures and notes issued by the FHLB, Fannie Mae, and Freddie Mac. The total balances held of such securities classified as available for sale decreased $2.0 million to $3.0 million as of December 31, 2010, from $5.0 million as of December 31, 2009, which decreased $40.4 million from $45.4 million at December 31, 2008. The 2010 decrease resulted from maturities of $42.0 million which were partially offset by purchases of $40.0 million. The 2009 decrease resulted from maturities and calls of $246.1 million and other decreases of $0.2 million, partially offset by purchases of $205.9 million.

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

Mortgage-backed securities, including CMO’s, classified as available for sale decreased $6.9 million to $309.5 million as of December 31, 2010 from $316.4 million as of December 31, 2009 which decreased $57.7 million from $374.1 million at December 31, 2008. The 2010 decrease was due to principal paydowns of $138.8 million and sales of $4.9 million which were partially offset by purchases of $136.3 million and other changes of $0.5 million. The 2009 decrease was due to principal paydowns of $157.9 million, sales of $6.8 million, partially offset by purchases of $106.2 million and other increases of $0.8 million. The sales were conducted as a result of management’s efforts to reposition the portfolio during the periods of changing economic conditions and interest rates.

Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $11.1 million at December 31, 2010 which was a decrease of $5.4 million from $16.5 million as of December 31, 2009, which was a decrease of $7.4 million from $23.9 million as of December 31, 2008. The 2010 decrease was due to principal paydowns of $5.4. The decrease in 2009 was due to principal paydowns of $7.3 million and other changes of $0.1 million. There were no adjustable rate mortgage-backed securities classified as held to maturity at December 31, 2010, 2009 and 2008.

At December 31, 2010 and 2009, fixed rated mortgage-backed securities, including CMO’s, classified as available for sale totaled $303.6 million and $304.4 million, respectively. During 2010, principal paydowns of $137.8 million were partially offset by purchases of $136.3 million and other increases of $0.9 million. During 2009, principal paydowns of $155.7 million and sales of $1.3 million were partially offset by purchases of $101.2 million and other increases of $0.4 million. At December 31, 2010 and 2009, variable rate mortgaged backed securities classified as available for sale totaled $5.9 million and $12.0 million, respectively. In 2010, the decrease was due to sales of $4.8 million, principal paydowns of $1.0 million and other decreases of $0.2 million. In 2009, sales of $5.5 million and principal paydowns of $2.2 million were partially offset by purchases of $5.0 million and other changes of $0.4 million.

Obligations of states and political subdivisions classified as available for sale decreased $48.2 million to $116.1 million at December 31, 2010, from $164.3 million at December 31, 2009, which decreased $37.2 million from $201.5 million at December 31, 2008. The 2010 decrease resulted from maturities and calls of $69.2, sales of $16.9 million and other decreases of $1.6 million which was partially offset by purchases of $39.5 million. The 2009 decrease resulted from maturities and calls of $53.5 million and sales of $2.0 million which was partially offset by purchases of $13.1 million and other increases of $5.2 million. Obligations of states and political subdivisions classified as held to maturity totaled $5.1 million at December 31, 2010, 2009 and 2008. The obligations at year end 2009 were comprised of approximately 82 percent for New York State political subdivisions and 18 percent for a variety of other states and their subdivisions all with diversified final maturities. The Company considers such securities to have favorable tax equivalent yields and further utilizes such securities for their favorable income tax treatment.

Other debt securities classified as available for sale decreased $0.4 million to $4.4 million at December 31, 2010 from $4.8 million at December 31, 2009, which decreased $6.8 million from $11.6 million at December 31, 2008. The 2010 decrease was due to other decreases of $0.4 million and maturities and calls of $0.2 million partially offset by payments in kind of $0.2 million. The 2009 decrease was due to other changes of $7.0 million partially offset by payments in kind of $0.2 million. Included in other changes was a $5.5 million pretax impairment charge related to the Company’s investment in pooled trust preferred securities and an additional $1.5 million of unrealized losses on pooled trust preferred securities. These pooled trust preferred securities, which had a cost basis of $11.6 million and $13.8 million as of December 31, 2010 and 2009, respectively, have suffered severe declines in estimated fair value as a result of both illiquidity in the marketplace and severe declines in the credit ratings of a number of issuing banks underlying these securities. The Company has recognized $2.6 million impairment charges over the past twelve months, related to its investments in pooled trust preferred securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities.

Mutual funds and other equities classified as available for sale totaled $10.7 million at December 31, 2010, which increased $0.6 million from $10.1 million at December 31, 2009, which was an increase of $0.4 million from $9.7 million at December 31, 2008. The 2010 increase was due to purchases of $1.0 million was partially offset by other decreases of $0.4 million and maturities and calls of $0.1 million. There were no mutual funds or other equities classified as held to maturity during 2010, 2009 or 2008.

The Company invests in FHLB stock and other securities which are rated with an investment grade by nationally recognized credit rating organizations. As a matter of policy, the Company invests in non-rated securities, on a limited basis, when the Company is able to satisfy itself as to the underlying credit. These non-rated securities outstanding at December 31, 2010 totaled approximately $5.8 million comprised primarily of obligations of municipalities located within the Company’s market area. The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various advance programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings.

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

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2010.

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

The Company offers a variety of home equity line of credit products. These products include credit lines on primary residences, vacation homes and 1-4 unit residential investment properties. A low cost option is available to qualified borrowers who intend to actively utilize the lines. Depending on the product, loan amounts of $50,000 to $2,000,000 are available for terms ranging from 5 years to 25 years with various repayment terms. Required combined maximum loan to value ratios range from 60% to 70%, and the lines generally have interest rates ranging from the prime rate minus 1% (Prime Rate as published in the Wall Street Journal) to prime rate plus 1.5%, subject to certain interest rate floors.

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

Average net loans decreased $25.1 million or 1.4 percent to $1,714.3 million in 2010 from $1,739.4 million in 2009, which increased $256.2 million or 17.3 percent from $1,483.2 million in 2008. Gross loans decreased $84.1 million or 4.6 percent to $1,732.3 million at December 31, 2010 from $1,816.4 million at December 31, 2009, which increased $111.1 million or 6.5 percent from $1,705.3 million at December 31, 2008. The changes in gross loans resulted primarily from:

•	Increases of $12.7 million and $140.7 million in 2010 and 2009, respectively, in commercial real estate mortgages. The increases were due to increased activity in commercial mortgages,

•	Decrease of $81.3 million and an increase of $0.9 million in 2010 and 2009, respectively, in construction loans. The decrease in 2010 was due to increased payoffs, charge-offs and a lower volume of originations. The increase in 2009 resulted from a slightly higher volume of originations.

•	Increases in residential real estate mortgages of $12.8 million and $45.1 million in 2010 and 2009, respectively, primarily as a result of increased activity principally in multi-family loans,

•	Decreases of $29.6 million and $83.2 million in 2010 and 2009, respectively, in commercial and industrial loans. The decreases were primarily the result of lower loan volume due to the ongoing economic crisis.

•	Increases of $6.3 million and $5.5 million in 2010 and 2009, respectively in other loans, and

•	Decrease of $5.0 million and an increase of $2.3 million in 2010 and 2009, respectively, in lease financings.

Major classifications of loans, at December 31 are as follows:

	(000’s)
	2010	2009	2008	2007	2006

Real Estate:
Commercial	$796,253	$783,597	$642,923	$355,044	$290,185
Construction	174,369	255,660	254,837	211,837	252,941
Residential	467,326	454,532	409,431	324,488	289,553
Commercial and industrial	245,263	274,860	358,076	377,042	355,214
Other	33,257	26,970	21,536	29,686	28,777
Lease financing	15,783	20,810	18,461	12,463	8,766

Total	1,732,251	1,816,429	1,705,264	1,310,560	1,225,436
Deferred loan fees	(4,115)	(5,139)	(5,116)	(3,552)	(3,409)
Allowance for loan losses	(38,949)	(38,645)	(22,537)	(17,367)	(16,784)

Loans, net	$1,689,187	$1,772,645	$1,677,611	$1,289,641	$1,205,243

The Company’s primary lending emphasis is for loans to businesses and developers, primarily in the form of commercial and multi-family residential real estate mortgages, construction loans, and commercial and industrial loans, including lines of credit. The Company will continue to emphasize these types of loans, which will enable the Company to meet the borrowing needs of businesses in the communities it serves. These loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the Prime Rate as published in the Wall Street Journal. At December 31, 2010, the Company had total gross loans with fixed rates of interest of $1,173.8 million, or 67.8 percent of total loans, and total gross loans with variable or floating rates of interest of $558.5 million, or 32.2 percent of total loans, as compared to $1,134.1 million or 62.4 percent of total loans in fixed rate loans and $682.3 million or 37.6 percent of total loans in variable or floating rate loans at December 31, 2009.

At December 31, 2010 and 2009, the Company had approximately $195.1 million and $274.8 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

The following table presents the maturities of loans outstanding at December 31, 2010 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates.

	(000’s except percentages)
		After 1
	Within	Year but	After
	1	Within	5
	Year	5 Years	Years	Total	Percent

Loans:
Real Estate — commercial	$157,441	$392,856	$245,956	$796,253	65.5%
Real Estate — construction	152,923	21,446	—	174,369	14.3%
Commercial & industrial	104,438	51,194	89,631	245,263	20.2%

Total	$414,802	$465,496	$335,587	$1,215,885	100.0%

Rate sensitivity:
Fixed or predetermined interest rates	$281,516	$443,646	$288,477	$1,013,639	83.4%
Floating or adjustable interest rates	133,286	21,850	47,110	202,246	16.6%

Total	$414,802	$465,496	$335,587	$1,215,885	100.0%

Percent	34.1%	38.3%	27.6%	100.0%

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

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, Other Real Estate Owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the years ended December 31:

	(000’s)
	December 31,
	2010	2009	2008	2007	2006

Loans past due 90 days or more and still accruing	$1,625	$6,941	$7,019	$3,953	$3,879
Non-accrual loans at period end	43,684	50,590	11,284	10,719	5,572
Other real estate owned	11,028	9,211	5,467	—	—
Nonperforming loans held for sale	7,811	—	—	—	—
Additional interest income that would have been recorded if these borrowers had complied with contractual terms	4,346	3,032	875	933	474

There was no interest income on non-accrual loans included in net income for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table is a summary of nonperforming assets as of December 31:

	(000’s except percentages)
	December 31,
	2010	2009	2008	2007	2006

Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	$292	$6,210	$897	$1,865	—
Construction	1,323	—	5,797	—	$894
Residential	—	401	325	767	—

Total Real Estate	1,615	6,611	7,019	2,632	894
Commercial & Industrial	10	273	—	1,237	2,934
Lease Financing and Other	—	57	—	84	51

Total Loans Past Due 90 Days or More and Still Accruing	1,625	6,941	7,019	3,953	3,879

Non-Accrual Loans:
Real Estate:
Commercial	15,295	20,957	2,241	143	658
Construction	15,689	10,057	2,824	4,646	1,799
Residential	7,744	15,621	4,618	340	761

Total Real Estate	38,728	46,635	9,683	5,129	3,218
Commercial & Industrial	4,563	3,821	1,601	5,590	2,346
Lease Financing and Other	393	134	—	—	8

Total Non-Accrual Loans	43,684	50,590	11,284	10,719	5,572

Other Real Estate Owned	11,028	9,211	5,467	—	—

Nonperforming Assets (excluding loans held for sale)	56,337	66,742	23,770	14,672	9,451

Nonperforming loans held for sale	7,811	—	—	—	—

Total Nonperforming Assets	$64,148	$66,742	$23,770	$14,672	$9,451

Net charge-offs during period	$46,223	$8,198	$5,855	$887	$400

Nonperforming assets (excluding loans held for sale to total assets at period end	2.11%	2.50%	0.94%	0.63%	0.41%
Nonperforming assets to total assets at period end	2.40%	2.50%	0.94%	0.63%	0.41%

Non-accrual commercial real estate loans decreased $5.7 million to $15.3 million at December 31, 2010 from $21.0 million at December 31, 2009 which was an increase of $18.8 million from $2.2 million at December 31, 2008. The 2010 decrease resulted from the charge-off of twenty three loans totaling $12.8 million, the transfer of twelve loans totaling $9.5 million to loans held for sale, principal payments of $2.7 million, and the transfer of two loans totaling $2.5 million to other real estate owned. These decreases were partially offset by the transfer to non-accrual of 27 loans totaling $21.8 million. The 2009 increase resulted from the addition of seventeen loans totaling $30.3 million which was partially offset by the transfer of one loan totaling $6.0 million to other real estate owned, the charge-off of two loans totaling $2.8 million and principal payments of $2.7 million.

Non-accrual construction loans increased $5.6 million to $15.7 million at December 31, 2010 from $10.1 million at December 31, 2009, which was an increase of $7.3 million from $2.8 million at December 1, 2008. The 2010 increase resulted from the transfer of twenty one loans totaling $38.4 to non-accrual status. The increase was partially offset by the charge-off of twenty one loans totaling $17.0 million, the transfer of nine loans totaling $9.6 million to loans held for sale, principal payments of $2.5 million and the transfer of four loans totaling $3.7 million to other real estate owned. The 2009 increase resulted from the transfer of sixteen loans totaling

$14.7 million to non-accrual which was partially offset by the return of three loans totaling $3.9 million to accruing status, the transfer of two loans totaling $2.4 million to other real estate owned and the charge-off of four loans totaling $1.1 million.

Non-accrual residential real estate loans decreased $7.9 million to $7.7 million at December 31, 2010 from $15.6 million at December 31, 2009 which was an increase of $11.0 million from $4.6 million at December 31, 2008. The 2010 decrease was due to the charge-off of twenty five loans totaling $14.7 million, principal payments of $5.5 million, the transfer of four loans totaling $2.7 million to loans held for sale and the transfer of three loans totaling $4.0 million to other real estate owned. These decreases were partially offset by the transfer of twenty eight loans totaling $19.0 million to non-accrual. The 2009 increase resulted from the transfer of seventeen loans totaling $16.1 million to non-accrual, which was partially offset by principal payments of $2.4 million, the return of three loans totaling $1.5 million to accruing status and the charge-off of five loans totaling $1.2 million.

Non-accrual commercial and industrial loans increased $0.8 million to $4.6 million at December 31, 2010 from $3.8 million at December 31, 2009 which was an increase of $2.2 million from $1.6 million at December 31, 2008. The 2010 increase resulted from the transfer of twenty nine loans totaling $4.2 million which was partially offset by the charge-off of thirty loans totaling $2.8 million, the return of one loan totaling $0.4 million to accrual status, the transfer of one loan totaling $0.1 million to other real estate owned and principal payments of $0.1 million. The 2009 increase resulted from the transfer of thirty eight loans totaling $6.8 million to non-accrual which was partially offset by the charge off of thirty four loans totaling $4.4 million and principal payments of $0.1 million.

Non-accrual loans to individuals increased $0.3 million to $0.4 million at December 31, 2010 from $0.1 million at December 31, 2009 which was an increase of $0.1 million from December 31, 2008. The 2010 increase resulted from the transfer of seventeen loans totaling $1.3 million which was partially offset by the charge-off of fifteen loans totaling $1.0 million. The 2009 increase resulted from the transfer of eighteen loans totaling $0.2 million to non-accrual which were partially offset by the charge-off of sixteen loans totaling $0.1 million.

Loans past due 90 days or more and still accruing were $1.6 million, $6.9 million and $7.0 million at December 31, 2010, 2009 and 2008, respectively. In addition, we had $21.0 million, $32.0 million and $17.1 million of accruing loans that were 31-89 days delinquent at December 31, 2010, 2009 and 2008, respectively.

Other real estate owned increased $1.8 million to $11.0 million at December 31, 2010, which was an increase of $3.7 million to $9.2 million at December 31, 2009 from $5.5 million in 2008. The 2010 increase was due to the addition of six properties totaling $10.3 million which were partially offset by the sale of three properties totaling $6.6 million and a $1.9 million loss on the sale of one property. The 2009 increase was due to the addition of three properties totaling $8.4 million which was partially offset by the sale of two properties totaling $3.4 million and writedowns of $1.3 million.

The increase in nonperforming assets for 2010, compared to their respective prior year periods, has primarily resulted from the effects of the current severe economic downturn. During 2010 and 2009, the Company experienced severe increases in delinquent and nonperforming loans and a continuation of the slowdowns in repayment and declines in loan-to-value ratios on existing loans which began in the second half of 2008. The severity of the economic downturn during 2009 extended well beyond the sub-prime lending issue, and has resulted in severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the present shortage of available mortgage financing, have put downward pressure on overall asset quality of virtually all financial institutions, including the Company’s. Continuation or worsening of such conditions would have additional significant adverse effects on asset quality in the future.

At December 31, 2010, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans decreased $6.9 million to $43.7 million at December 31, 2010, compared to $50.6 million at December 31, 2009, which increased $39.3 million compared to $11.3 million at December 31, 2008. Net income is adversely impacted by the level of non-accrual loans and other nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

In accordance with the “Receivables” Topic of the FASB Accounting Standards Codification, which establishes the accounting treatment of impaired loans, loans totaling $49.6 million, $50.6 million and $11.3 million at December 31, 2010, 2009 and 2008, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At December 31, 2010 and 2009, the total allowance for loan loss allocated to impaired loans and other identified loan problems was $0.9 million and $3.6 million, respectively. At December 31, 2008 there was no allowance for loan losses specifically allocated to impaired and other identified problem loans. The average recorded investment in impaired loans for the years ended December 31, 2010, 2009 and 2008 was approximately $64.4 million, $35.0 million and $12.3 million, respectively. Loans which have been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered to be troubled debt restructurings (“TDRs”) and are included in impaired loans. Impaired loans as of December 31, 2010 and 2009 included $17.2 million and $0.6 million, respectively, of loans considered to be TDRs. At December 31, 2010, one TDR with a carrying amount of $5.9 million was on accrual status and performing in accordance with its modified terms. All other TDRs as of December 31, 2010 and 2009 were on nonaccrual status. There were no TDRs at December 31, 2008. Other pertinent data related to the Company’s loan portfolio are contained in Note 4 to the Company’s consolidated financial statements presented in this Form 10-K.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change		Change
	December 31,	During	December 31,	During	December 31,
	2010	2010	2009	2009	2008

Components
Specific:
Real Estate:
Commercial	—		—	—	—
Construction	$850	$725	$125	$125	—
Residential	17	(2,461)	2,478	2,478	—
Commercial and Industrial	25	(471)	496	496	—
Lease Financing and other	—	(475)	475	475	—

Total Specific component	892	(2,682)	3,574	3,574	—

Formula:
Real Estate:
Commercial	16,736	1,463	15,273	7,053	8,220
Construction	6,290	613	5,677	2,007	3,670
Residential	9,834	2,606	7,228	3,034	4,194
Commercial and Industrial	4,265	(2,565)	6,830	558	6,272
Lease Financing and other	932	869	63	(118)	181

Total Formula component	38,057	2,986	35,071	12,534	22,537

Total Allowance	$38,949		$38,645		$22,537

Net Change		304		16,108
Net Charge-offs		(46,223)		(8,198)

Provision for loan losses		$46,527		$24,306

	Change		Change		Change
	During	December 31,	During	December 31,	During	December 31,
	2008	2007	2007	2006	2006	2005

Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—
Construction	$(500)	$500	$500	—	—	—
Residential	(950)	950	150	$800	—	$800
Commercial and Industrial	(207)	207	(471)	678	$525	153
Lease Financing and other	(120)	120	(197)	317	(30)	347

Total Specific component	(1,777)	1,777	(18)	1,795	495	1,300

Formula:
Real Estate:
Commercial	3,993	4,227	550	3,677	678	2,999
Construction	509	3,161	(811)	3,972	732	3,240
Residential	1,226	2,968	316	2,652	489	2,163
Commercial and Industrial	1,227	5,045	394	4,651	858	3,793
Lease Financing and other	(8)	189	152	37	7	30

Total Formula component	6,947	15,590	601	14,989	2,764	12,225

Total Allowance		$17,367		$16,784		$13,525

Net Change	5,170		583		3,259
Amount Acquired	—		—		1,529
Net Charge-offs	(5,855)		(887)		(400)

Provision for loan losses	$11,025		$1,470		$2,130

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

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. In 2010, the Company decided to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. The severity of the decline in real estate values has provided new market opportunities for the disposition of distressed assets as investors search for yield in the current low interest rate environment and our more aggressive policy may be able to take advantage of those opportunities. As part of the revised resolution strategy, the Company has reevaluated each problem loan and has made a determination of net realizable value based on management’s estimation of the best probable outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities including potential loan sales. The effects of this new strategy are reflected in significant 2010 charge-offs, as well as in a $3.0 million increase in the formula component of the allowance at December 31, 2010 compared to December 31, 2009. The reduction in the specific component at December 31, 2010 resulted from partial charge-offs taken during 2010 on loans with specific reserves at December 31, 2009. On September 30, 2010, the Company transferred $21.9 million of nonperforming loans to the loans held for sale category. During the fourth quarter of 2010, a significant portion of the sale had been completed, leaving a balance of $7.1 million in “Nonperforming loans held for sale” in the December 31, 2010 Consolidated Balance Sheet. Loans held for sale are carried at the lower of cost or fair value. At December 31, 2010, the Company had $0.9 million of specific reserves allocated to three impaired loans. There were $3.6 million of specific reserves allocated to seven impaired loans as of December 31, 2009. The Company’s analyses as of December 31, 2010 and December 31, 2009 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

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

2010

•	Economic and business conditions — The volatility in energy costs and the cost of raw materials used in construction, the demand for and value of real estate, the primary collateral for the Company’s loans, and the level of real estate taxes within the Company’s market area, together with the general state of the economy, trigger economic uncertainty. While there continue to be some recent signs of increased activity in the real estate sectors of the market, persistent negative effects from the unprecedented economic downturn experienced in 2009 and 2008 have continued to negatively affect the cash flow of many of the Company’s customers in 2010. In addition, significant increases in filings of bankruptcy and foreclosure proceedings have overloaded the court systems and have resulted in what the Company believes to be unacceptable delays in attempts to obtain title to real estate and other collateral through conventional foreclosure which has resulted in the Company considering alternate strategies for problem loan resolution including loan sales. Although current indicators show that the economic downturn may have begun to turn around, recovery is expected to be a slow process. Also, despite evidence of recent improvement, there has been continued volatility in housing prices and the availability of mortgage financing continues to be limited. After considering the significant increase in the historical loss factor resulting from the impact of 2010 net charge-offs, the Company has continued to include an additional factor for adverse economic and business conditions in the determination of the formula component of the allowance. The aforementioned factors were reduced slightly during 2010 from December 2009 levels due to management’s judgment of limited improvement in major economic indicators, and have remained unchanged since then, due to the continuing lag effect of the economic downturn offsetting the improvements in the economic indicators.

•	Concentration — The primary collateral for the Company’s loans is real estate, particularly commercial real estate. The economic downturn has had a severe negative effect on activity and values throughout the real estate industry, which has heightened risk associated with this concentration. Therefore, consideration of the changes in levels of risk associated with concentrations resulting from adverse conditions in the marketplace is part of the determination of the formula component of the allowance. As result of charge-offs, paydowns and reduced production of new loans, concentrations in construction loans have been significantly reduced, and concentrations in commercial real estate loans have grown slightly. After considering the significant increase in the historical loss factor resulting from 2010 net charge-offs and the overall reduction in total construction loans, in the third quarter the Company slightly reduced the additional factor for concentrations in construction compared to December 2009. The additional factor for concentration in commercial real estate was maintained at the December 2009 level as there was no significant change in the concentration.

•	Collateral Values — Real estate loans in general have taken on a heightened degree of risk during the recent economic downturn. Underlying values of real estate have generally declined throughout 2010 both nationally and within our local market area. Construction loans, in particular, have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. After considering the significant increase in the historical loss factor resulting from 2010 net charge-offs, the Company increased the additional factor for real estate values on construction loans and commercial real estate loans in the first two quarters of 2010. This increase was designed at that time to reflect significant valuation adjustments expected to result from the loan sale being contemplated as part of the Company’s more aggressive strategy on loan resolution which began in the second quarter of 2010. Upon completion of partial charge-offs related to the valuation adjustments related to the sale, the additional factors were reduced in the third quarter, and maintained for the remainder of the 2010 at a level slightly above the amounts of December 2009. The additional factor for residential real estate values had been higher than that for commercial real estate in December 2009 as the impact of the financial downturn on the Company’s residential portfolio had been felt earlier in the cycle. The additional factor however was increased in the second quarter of 2010 as certain nonperforming residential loans were also being considered for sale. Upon completion of partial charge-offs related to the sale, the additional factor was reduced in the third quarter, and maintained for the remainder of 2010 at the December 2009 level.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the year ended December 31, 2010, the lagging effects of the economic downturn within the economy and our local market area have had negative effects on the Company’s loans. Significant charge-offs have continued to increase the historical loss factor used for determination of the formula component of the allowance, and continued additions to nonperforming assets and fluctuating delinquency, have added additional economic uncertainty, although the Company has experienced some recent improvement in overall delinquencies. After considering the significant increase in the historical loss factor resulting from 2010 net charge-offs, in the third quarter of 2010 the Company reduced the additional factors for charge-offs compared to December 31, 2009 as management believes the impact of the level of charge-offs recorded in 2010 have had more than a sufficient impact on the historical loss factor. This level was maintained for the remainder of 2010. The additional factors for delinquency and extension risk were generally reduced slightly below December 2009 levels by the third quarter of 2010, reflective of general improvement in delinquency levels after the aggressive resolution strategy implemented in the second quarter. This level was maintained in the fourth quarter as there was no evidence to warrant further adjustment to the factor after considering the combination of the increase in the historical loss factor and the changes in the delinquency pipeline.

•	Nature of Portfolio Volume — We purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace.

Due to the severely negative impact that the recent economic downturn has had on the financial services industry, risk associated with participation with other financial institutions has increased. The Company also recognizes potential risk differentials between different types of collateral within portfolios. Owner occupied versus non owner occupied real estate and primary versus secondary liens are examples. The potential impact of these factors on any probable losses with respect to nature of portfolio volume is considered in the determination of the formula component of the allowance for loan losses. Despite the significant increase in the historical loss factor resulting from 2010 net charge-offs, the Company has maintained or, in the case of the additional factor for Commercial Real Estate, slightly reduced the additional factors for nature of portfolio volume compared to December 31, 2009 in the determination of the formula component of the allowance, as it does not believe that there has been significant changes in these risk factors during 2010.

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

•	Credit risk — Construction loans currently have a higher degree of risk than other types of loans which the Company makes, since repayment of the loans is generally dependent on the borrowers’ ability to successfully construct and sell or lease completed properties. Changes in concentration and the associated changes in various risk factors are considered in the determination of the formula component of the allowance. During the year ended December 31, 2008, the market for new construction has slowed significantly in the Company’s primary market area. Houses are taking longer to sell and prices have declined. We have considered these trends in determining the formula component of the allowance for loan losses.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the year ended December 31, 2008, nonperforming assets increased. We believe this increase is due to current trends within the economy and our local market area.

•	Loan Participations — We will purchase loan participations from a number of banks, including some outside our primary market area. While we review each loan and make our own determination regarding whether to participate in the loan, we rely on the other bank’s knowledge of their customer and marketplace. Since many of these relationships are new, we do not yet have an established record of performance and, therefore, any probable losses with respect to these new loan participation relationships is considered in the determination of the formula component of the allowance for loan losses.

A summary of the allowance for loan losses for each of the prior five years ended December 31, is as follows:

	(000’s except percentages)
	2010	2009	2008	2007	2006

Net loans outstanding at end of year	$1,689,187	$1,772,645	$1,677,611	$1,289,641	$1,205,243

Average net loans outstanding during the year	$1,714,325	$1,739,421	$1,483,196	$1,233,360	$1,131,300

Allowance for loan losses:
Balance, beginning of year	$38,645	$22,537	$17,367	$16,784	$13,525
Amount acquired	—	—	—	—	1,529
Provision charged to expense	46,527	24,306	11,025	1,470	2,130

	85,172	46,843	28,392	18,254	17,184

Charge-offs and recoveries during the year:
Charge offs:
Real estate:
Commercial	(13,452)	(2,790)	(78)	—	—
Construction	(16,582)	(1,090)	(775)	(237)	—
Residential	(14,911)	(1,173)	(1,270)	(16)	(153)
Commercial and industrial	(3,150)	(4,404)	(3,422)	(649)	(216)
Lease financing and other	(544)	(42)	(632)	(139)	(76)
Recoveries:
Real estate:
Commercial	833	—	—	—	—
Construction	151	1	—	—	—
Residential	856	14	180	20	—
Commercial and industrial	535	1,259	65	97	22
Lease financing and other	41	27	77	37	23

Net charge-offs during the year	(46,223)	(8,198)	(5,855)	(887)	(400)

Balance, end of year	$38,949	$38,645	$22,537	$17,367	$16,784

Ratio of net charge-offs to average net loans outstanding during the year	2.70%	0.47%	0.39%	0.07%	0.04%
Ratio of allowance for loan losses to gross loans outstanding at end of the year	2.25%	2.13%	1.33%	1.33%	1.39%

In determining the allowance for loan losses, in addition to historical loss experience and the other relevant factors disclosed above, management considers changes in net charge-offs during the year.

The distribution of our allowance for loan losses at the years ended December 31, is summarized as follows:

	2010			2009
			Percentage			Percentage
			of Loans			of Loans
	Amount		in each	Amount		in each
	of Loan	Loan	Category	of Loan	Loan	Category
	Loss	Amount	by Total	Loss	Amount	by Total
	Allowance	By Category	Loans	Allowance	By Category	Loans

Real Estate:
Commercial	$16,736	$796,253	45.97%	$15,273	$783,597	43.14%
Construction	7,140	174,369	10.07%	5,802	255,660	14.07%
Residential	9,851	467,326	26.98%	9,706	454,532	25.02%
Commercial & Industrial	4,290	245,263	14.16%	7,326	274,860	15.13%
Lease Financing & Other	932	49,040	2.82%	538	47,780	2.64%

Total	$38,949	$1,732,251	100.00%	$38,645	$1,816,429	100.00%

	2008			2007
			Percentage			Percentage
			of Loans			of Loans
	Amount		in each	Amount		in each
	of Loan	Loan	Category	of Loan	Loan	Category
	Loss	Amount	by Total	Loss	Amount	by Total
	Allowance	By Category	Loans	Allowance	By Category	Loans

Real Estate:
Commercial	$8,220	$642,923	37.70%	$4,227	$355,044	27.09%
Construction	3,670	254,837	14.94%	3,661	211,837	16.16%
Residential	4,194	409,431	24.01%	3,918	324,488	24.76%
Commercial & Industrial	6,272	358,076	21.00%	5,252	377,042	28.77%
Lease Financing & Other	181	39,997	2.35%	309	42,149	3.22%

Total	$22,537	$1,705,264	100.00%	$17,367	$1,310,560	100.00%

	2006
			Percentage
			of Loans
	Amount		in each
	of Loan	Loan	Category
	Loss	Amount	by Total
	Allowance	By Category	Loans

Real Estate:
Commercial	$3,677	$290,185	23.68%
Construction	3,972	252,941	20.64%
Residential	3,452	289,553	23.63%
Commercial & Industrial	5,329	355,214	28.99%
Lease Financing & Other	354	37,543	3.06%

Total	$16,784	$1,225,436	100.00%

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed. By assessing the estimated losses probable in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and probable loss estimates based upon any more recent information that has become available. Other pertinent information related to the Company’s allowance for loan losses is contained in Note 4 to the Company’s consolidated financial statements presented in this Form 10-K.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

The Company recorded a provision for loan losses of $46.5 million during 2010, $24.3 million for 2009 and $11.0 million in 2008. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

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

Total deposits at December 31, 2010 increased $61.8 million or 2.8 percent to $2,234.4 million, from $2,172.6 million at December 31, 2009, which increased $333.3 million or 18.1 percent from $1,839.3 million at December 31, 2008. In 2009, approximately $101 million of this growth resulted from the transfer of certain money market mutual fund investments of existing customers to interest bearing demand deposits. This transfer was primarily due to the recent increase in FDIC insurance coverage of certain deposit products which was part of the legislation enacted in response to the current economic crisis. In addition to the above mentioned deposit growth, the Company also experienced significant growth in new customers both in existing branches and new branches added during 2009 and 2010. This growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce long term and short term borrowings and to fund loan growth. The Company had no brokered certificates of deposit at December 31, 2010 and December 31, 2009.

The following table presents a summary of deposits at December 31:

	(000’s)
	2010	2009

Demand deposits	$756,917	$686,856
Money market accounts	862,450	859,693
Savings accounts	120,238	111,393
Time deposits of $100,000 or more	144,497	144,817
Time deposits of less than $100,000	43,851	61,231
Checking with interest	306,459	308,625

Total	$2,234,412	$2,172,615

At December 31, 2010 and 2009, certificates of deposit including other time deposits of $100,000 or more totaled $188.3 million and $206.0 million, respectively. At December 31, 2010 and 2009 such deposits classified by time remaining to maturity were as follows:

	December 31,
	2010			2009
	Time	Time		Time	Time
	Deposits	Deposits	Total	Deposits	Deposits	Total
	of $100,000	of $100,000	Time	of $100,000	of $100,000	Time
	or More	or Less	Deposits	or More	or Less	Deposits
	(000’s)

3 months of less	$83,069	$14,544	$97,613	$94,450	$20,140	$114,590
Over three months through 6 months	22,136	9,177	31,313	26,420	13,362	39,782
Over 6 months through 12 months	31,778	7,571	39,349	23,705	9,691	33,396
Over 12 months	7,514	12,559	20,073	242	18,038	18,280

Total	$144,497	$43,851	$188,348	$144,817	$61,231	$206,048

Time deposits of over $100,000, including municipal CD’s, decreased $0.3 million at December 31, 2010 and decreased $11.7 million at December 31, 2009, respectively, compared to the prior year end balances. These CD’s are primarily short term and are acquired on a bid basis. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

The Company also utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these funding sources, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. At December 31, 2010 and 2009, the Company had no brokered deposits.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)
	Year ended December 31,
	2010		2009		2008
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits — Non interest bearing	$745,290	—	$675,953	—	$625,630	—
Money market accounts	926,755	0.87%	787,347	1.16%	642,784	1.63%
Savings accounts	115,624	0.49	101,846	0.49	95,296	0.74
Time deposits	202,244	1.21	263,065	1.48	263,506	2.56
Checking with interest	332,315	0.33	250,314	0.42	149,793	0.72

Total	$2,322,228	0.53%	$2,078,525	0.70%	$1,777,009	1.07%

Average deposits outstanding increased $243.7 million or 11.7 percent to $2,322.2 million in 2010 from $2,078.5 million in 2009, which increased $301.5 million or 17.0 percent from $1,777.0 million in 2008.

Average non interest bearing deposits increased $69.3 million or 10.3 percent to $745.3 million in 2010 from $676.0 in 2009 which increased $50.4 million or 8.1 percent from $625.6 million in 2008. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2010 increased $174.4 million or 12.4 percent reflecting increases in money market accounts, checking with interest accounts and savings accounts partially offset by decreases in time deposits. Average interest bearing deposits in 2009 increased $251.1 million or 21.8 percent reflecting increases in checking with interest accounts, money market accounts, and time deposits partially offset by decreases in savings accounts.

Average money market deposits increased $139.4 million or 17.7 percent in 2010 and $144.5 million or 22.5 percent in 2009, due in part to new customer accounts, increased activity in existing accounts, and the addition of new branches.

Average checking with interest deposits increased $82.0 million or 32.8 percent in 2010 and increased $100.5 million or 67.1 percent in 2009. These increases were due to new account activity and increased activity in existing accounts. The increased activity in existing accounts, particularly in 2009, resulted partially from the increase in FDIC insurance coverage of certain deposit products which was part of legislation enacted in response to the ongoing economic crisis.

Average time deposits decreased $60.8 million or 23.1 percent in 2010 and $0.4 million or 0.2 percent in 2009. The decreases in both 2010 and 2009 were due to decreased activity in existing accounts due to the current low interest rate environment.

Average savings deposit balances increased $13.8 million or 13.6 percent in 2010 and increased $6.5 million or 6.8 percent in 2009. The increases in both 2010 and 2009 were a result of new customer accounts, increased activity in existing accounts and the addition of new branches.

Borrowings

The Company’s borrowings with original maturities of one year or less totaled $36.6 million and $53.1 million at December 31, 2010 and 2009, respectively. Such short-term borrowings consisted of $36.1 million of customer repurchase agreements and note options on Treasury, tax and loan of $0.5 million at December 31, 2010 and $52.6 million of customer repurchase agreements, and note options on Treasury, tax and loan of $0.5 million at December 31, 2009. The decrease was due to reductions in overnight borrowings as a result of deposit growth and runoff of the securities portfolio in excess of loan growth. Other borrowings totaled $87.8 million and $123.8 million at December 31, 2010 and 2009, respectively, which consisted of fixed rate borrowings of $66.5 million and $102.5 million from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21.3 million and $21.3 million at December 31, 2010 and 2009, respectively. The callable borrowings from FHLB mature beginning in 2010 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2010 and quarterly thereafter. A non callable borrowing of $1.3 million matures in 2027 and a non callable borrowing of $20.0 million matures in 2011. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

Interest expense on all borrowings totaled $5.5 million, $7.7 million and $11.0 million in 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, these borrowings were collateralized by loans and securities with an estimated fair value of $267.0 million and $206.0 million, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years set forth below:

		(000’s except percentages)
		2010	2009	2008

Average balance:	Short-term	$56,899	$101,818	$161,749
	Other borrowings	109,349	153,799	201,687
Weighted average interest rate (for the year):	Short-term	0.5%	0.5%	1.4%
	Other borrowings	4.8	4.7	4.4
Weighted average interest rate (at year end):	Short-term	0.3%	0.2%	1.0%
	Other borrowings	4.5	4.9	4.3
Maximum month-end outstanding amount:	Short-term	$71,822	$256,084	$269,585
	Other borrowings	123,784	196,815	210,844

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

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at December 31, 2010. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $944 million of which no balances were outstanding as at December 31, 2010. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at December 31, 2010.

As of December 31, 2010, the Company had qualifying loan and investment securities totaling approximately $311.8 million which could be utilized under available borrowing programs thereby increasing liquidity.

Capital Resources

Stockholders’ equity decreased $3.8 million or 1.3 percent to $289.9 million at December 31, 2010 from $293.7 million at December 31, 2009, which increased $86.2 million or 41.5 percent from $207.5 million at December 31, 2008. The 2010 decrease resulted from cash dividends of $11.4 which was partially offset by net income of $5.1 million, net proceeds from exercises of stock options of $0.8 million and an increase of accumulated other comprehensive income of $1.7 million. The 2009 increase resulted from proceeds from a public offering of common stock of $93.3 million, net income of $19.0 million, an increase in accumulated other comprehensive income of $4.4 million and net proceeds from stock options exercised of $0.8 million partially offset by cash dividends paid of $15.7 million and purchases of treasury stock of $15.6 million.

The Company sold 3,993,395 shares of common stock at an issue price of $25.00 per share in an underwritten common stock offering during the fourth quarter of 2009. Net proceeds from the offering were $93.3 million. In conjunction with this common stock offering, the Company listed its common stock on the NASDAQ Global Select Market under the symbol “HUVL”. Concurrent with listing its common stock on the NASDAQ, the Company lifted all restrictions on transferability of its common stock that previously applied to certain shareholders and a majority of the shares outstanding. A total of $59.0 million of the net proceeds from this offering was contributed to HVB increasing the Bank’s capital ratios, as required of the Bank by the OCC, to levels in excess of “well capitalized” levels generally applicable to banks under current regulations. See further discussion in “Supervision and Regulation” under Item 1 of this Annual Report on Form 10-K. The remaining net proceeds of this offering are available for general corporate purposes.

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

The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008 included elsewhere herein.

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

All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier 1 and Total capital. Tier 1 capital consists of common stockholders’ equity and qualifying preferred stock, less intangibles; and Total capital consists of Tier 1 capital plus the allowance for loan losses up to certain limits, preferred stock and certain subordinated and term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier 1 risk-based capital ratio of 4.0 percent. Banks and bank holding companies must also maintain a minimum leverage ratio of 4 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital). In today’s economic and regulatory environment, banking regulators, including the OCC, which is the primary federal regulator of the Bank, are directing greater scrutiny to banks with higher levels of commercial real estate loans. Due to the high percentage of commercial real estate loans in our portfolio, we are among the banks subject to such greater regulatory scrutiny. As a result of this concentration, the increase in the level of our non-performing loans, and the potential for further possible deterioration in our loan portfolio, the OCC required HVB to maintain, since December 31, 2009, a total risk-based capital ratio of at least 12.0 percent (compared to 10.0 percent for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0 percent (compared to 6.0 percent for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0 percent (compared to 5.0 percent for a well capitalized bank). These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations.

The capital ratios at December 31, are as follows:

	2010	2009	2008
Tier 1 capital:
Company	13.9%	13.9%	10.1%
HVB	12.8	11.4	9.9
NYNB	N/A	13.4	10.1
Total capital:
Company	15.2%	15.2%	11.3%
HVB	14.0	12.7	11.1
NYNB	N/A	14.7	11.4
Leverage:
Company	9.6%	10.2%	7.5%
HVB	8.8	8.4	7.4
NYNB	N/A	8.3	6.7

Management intends to conduct the affairs of the Bank so as to maintain a strong capital position in the future.

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

The Company’s liquid assets, at December 31, 2010, include cash and due from banks of $284.2 million and Federal funds sold of $72.1 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios provide a constant stream of maturing assets and reinvestable cash flows, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $110.1 million at December 31, 2010. This represented 24.1 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $257.4 million, or 14.9 percent of loans at December 31, 2010, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

The Bank is a member of the FHLB. As such, we are able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2010, HVB had short-term borrowing lines with the FHLB of $200 million with no balances outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

The Bank also has unsecured overnight borrowing lines totaling $70.0 million with three major financial institutions which were all unused and available at December 31, 2010. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling approximately $944 million which were also unused and available at December 31, 2010. The retail certificates of deposit lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Bank’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. The Bank has been approved to participate in the BIC program. There were no amounts outstanding with the Federal Reserve at December 31, 2010.

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

As of December 31, 2010, the Company had qualifying loan and investment securities totaling approximately $311.8 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

A summary of significant long-term contractual obligations and credit commitments at December 31, 2010 follows:

	Payments Due
		After	After
		1	3
		Year	Years
		but	but
	Within	Within	Within	After
	1	3	5	5
	Year	Years	Years	Years	Total

Contractual Obligations:(1)
Time Deposits	$168,275	$13,182	$6,774	$117	$188,348
FHLB Borrowings	71,286	77	88	16,300	87,751
Operating lease and license obligations	4,159	6,160	5,568	8,521	24,408

Total	$243,720	$19,419	$12,430	$24,938	$300,507

Credit Commitments:
Available lines of credit	$101,457	$35,222	$1,936	$56,439	$195,054
Letters of credit	19,022	7,680	—	—	26,702

Total	$120,479	$42,902	$1,936	$56,439	$221,756

(1) Interest not included.

FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $30.0 million of those borrowings as of various dates during 2011 and quarterly thereafter.

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

Quarterly Results of Operations

Set forth below are certain quarterly results of operations for 2010 and 2009 (in thousands except for per share amounts):

	2010 Quarters				2009 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$31,196	$31,537	$32,510	$33,096	$34,194	$33,839	$33,910	$34,636
Net interest income	27,537	27,253	27,680	28,186	29,065	28,646	28,179	28,385
Provision for loan losses	5,825	6,572	28,548	5,582	7,082	2,732	11,527	2,965
Income (loss) before income taxes	6,985	6,102	(16,322)	6,943	7,527	10,324	(1,150)	9,621
Net income	7,142	4,071	(10,955)	4,855	5,212	6,898	310	6,592
Basic earnings per common share	$0.41	$0.23	$(0.63)	$0.28	$0.32	$0.53	$0.02	$0.52
Diluted earnings per common share	$0.41	$0.23	$(0.62)	$0.27	$0.32	$0.53	$0.02	$0.50

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2010. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•	further increases in our non-performing loans and allowance for loan losses;

•	our ability to manage our commercial real estate portfolio;

•	the future performance of our investment portfolio;

•	our opportunities for growth, our plans for expansion (including opening new branches) and the competition we face in attracting and retaining customers;

•	economic conditions generally and in our market area in particular, which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	demand for our products and services;

•	possible impairment of our goodwill and other intangible assets;

•	our ability to manage interest rate risk;

•	the regulatory environment in which we operate, our regulatory compliance and future regulatory requirements;

•	our intention and ability to maintain regulatory capital above the levels required by the OCC for the Bank and the levels required for us to be “well-capitalized”, or such higher capital levels as may be required;

•	proposed legislative and regulatory action affecting us and the financial services industry;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	future FDIC special assessments or changes to regular assessments;

•	our ability to raise additional capital in the future;

•	potential liabilities under federal and state environmental laws; and

•	limitations on dividends payable by the Company or the Bank.

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

The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2010 shows the Company’s net interest income increasing slightly if rates rise and decreasing slightly if rates fall.

The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2010 and 2009.

	Percentage Change	Percentage Change
	in Estimated	in Estimated
	Net Interest	Net Interest
	Income from	Income from
Gradual Change in Interest Rates	December 31, 2010	December 31, 2009

+200 basis points	1.3%	2.1%
–100 basis points	(1.6)%	(1.1)%

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

One way to minimize interest rate risk is to maintain a balanced or matched interest rate sensitivity position. However, profits are not always maximized by matched funding. To increase net interest earnings, the Company selectively mismatches asset and liability repricing to take advantage of short-term interest rate movements and the shape of the U.S. Treasury yield curve. The magnitude of the mismatch depends on a careful assessment of the risks presented by forecasted interest rate movements. The risk inherent in such a mismatch, or gap, is that interest rates may not move as anticipated.

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

At December 31, 2010, the “Static Gap” showed a positive cumulative gap of $271.8 million in the one day to one year repricing period, as compared to a positive cumulative gap of $191.6 million at December 31, 2009. The change in the cumulative static gap between December 31, 2010 and December 31, 2009 reflects the results of the Company’s efforts to reposition its portfolios as a result of changes in interest rates and changes to the shape of the yield curve. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes and to address conditions which may arise as a result of the current financial crisis.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Hudson Valley Holding Corp.
Yonkers, New York

We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Hudson Valley Holding Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Valley Holding Corp. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting located in Item 9A of this accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hudson Valley Holding Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

New York, New York
March 16, 2011

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2010, 2009 and 2008
Dollars in thousands, except per share amounts

	2010	2009	2008

Interest Income:
Loans, including fees	$107,658	$110,662	$105,632
Securities:
Taxable	13,905	18,077	24,873
Exempt from Federal income taxes	5,871	7,659	8,628
Federal funds sold	168	100	827
Deposits in banks	737	81	152

Total interest income	128,339	136,579	140,112

Interest Expense:
Deposits	12,207	14,595	19,035
Securities sold under repurchase agreements and other short-term borrowings	271	536	2,187
Other borrowings	5,205	7,173	8,861

Total interest expense	17,683	22,304	30,083

Net Interest Income	110,656	114,275	110,029
Provision for loan losses	46,527	24,306	11,025

Net interest income after provision for loan losses	64,129	89,969	99,004

Non Interest Income:
Service charges	6,627	5,914	5,951
Investment advisory fees	9,070	7,716	11,181
Recognized impairment charge on securities available for sale (includes $2,169 and $13,829 of total losses in 2010 and 2009, respectively, less $383 of gains and $8,333 of losses recognized in other comprehensive income in 2010 and 2009, respectively.)	(2,552)	(5,496)	(1,547)
Realized gains on securities available for sale, net	168	52	148
Loss on sales of other real estate owned, net	(1,974)	(251)	—
Other income	2,386	2,559	2,871

Total non interest income	13,725	10,494	18,604

Non Interest Expense:
Salaries and employee benefits	38,507	38,688	41,857
Occupancy	8,413	8,272	7,490
Professional services	5,175	4,447	4,295
Equipment	3,986	4,354	4,219
Business development	2,035	2,032	2,053
FDIC assessment	4,712	5,491	893
Other operating expenses	11,318	10,857	10,278

Total non interest expense	74,146	74,141	71,085

Income Before Income Taxes	3,708	26,322	46,523
Income Taxes (Benefit)	(1,405)	7,310	15,646

Net Income	$5,113	$19,012	$30,877

Basic Earnings per Common Share	$0.29	$1.39	$2.35
Diluted Earnings per Common Share	0.29	1.37	2.27

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2010, 2009 and 2008
Dollars in thousands

	2010	2009	2008

Net Income	$5,113	$19,012	$30,877
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total losses	(2,169)	(13,829)	(1,547)
Losses recognized in earnings	2,552	5,496	1,547

Losses recognized in comprehensive income	383	(8,333)	—
Income tax effect	(157)	3,417	—

Unrealized holding (gains) losses on other-than-temporarily impaired securities available for sale, net of tax	226	(4,916)	—

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	2,365	13,596	(1,909)
Income tax effect	(897)	(5,546)	1,034

	1,468	8,050	(875)

Gains recognized in earnings	(168)	(52)	(148)
Income tax effect	67	21	59

	(101)	(31)	(89)

Unrealized holding gains (losses) on securities available for sale not other-than-temporarily-impaired, net of tax	1,367	8,019	(964)

Unrealized holding gain (loss) on securities, net	1,593	3,103	(964)

Minimum pension liability adjustment	243	2,049	309
Income tax effect	(97)	(820)	(123)

	146	1,229	186

Other comprehensive income (loss)	1,739	4,332	(778)

Comprehensive Income	$6,852	$23,344	$30,099

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
Dollars in thousands, except per share and share amounts

	2010	2009

ASSETS
Cash and non interest earning due from banks	$25,876	$39,321
Interest earning deposits in banks	258,280	127,659
Federal funds sold	72,071	51,891
Securities available for sale, at estimated fair value (amortized cost of $440,792 in 2010 and $500,340 in 2009)	443,667	500,635
Securities held to maturity, at amortized cost (estimated fair value of $17,272 in 2010 and $22,728 in 2009)	16,267	21,650
Federal Home Loan Bank of New York (FHLB) stock	7,010	8,470
Loans (net of allowance for loan losses of $38,949 in 2010 and $38,645 in 2009)	1,689,187	1,772,645
Nonperforming loans held for sale	7,811	—
Accrued interest and other receivables	16,396	15,200
Premises and equipment, net	28,611	30,383
Other real estate owned	11,028	9,211
Deferred income tax, net	25,043	20,957
Bank owned life insurance	25,976	24,458
Goodwill	23,842	23,842
Other intangible assets	2,454	3,276
Other assets	15,514	15,958

TOTAL ASSETS	$2,669,033	$2,665,556

LIABILITIES
Deposits:
Non interest bearing	$756,917	$686,856
Interest bearing	1,477,495	1,485,759

Total deposits	2,234,412	2,172,615
Securities sold under repurchase agreements and other short-term borrowings	36,594	53,121
Other borrowings	87,751	123,782
Accrued interest and other liabilities	20,359	22,360

TOTAL LIABILITIES	2,379,116	2,371,878

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2010 and 2009, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 17,665,908 and 16,016,738 shares in 2010 and 2009, respectively	3,793	3,463
Additional paid-in capital	346,750	346,297
Retained earnings (deficit)	(3,989)	2,294
Accumulated other comprehensive income (loss)	927	(812)
Treasury stock, at cost; 1,299,414 shares in 2010 and 2009	(57,564)	(57,564)

TOTAL STOCKHOLDERS’ EQUITY	289,917	293,678

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,669,033	$2,665,556

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2010, 2009 and 2008
Dollars in thousands, except share amounts

						Accumulated
	Number					Other
	of			Additional	Retained	Comprehensive
	Shares	Common	Treasury	Paid-In	Earnings	Income
	Outstanding	Stock	Stock	Capital	(Deficit)	(Loss)	Total

Balance at January 1, 2008	9,841,890	$2,091	$(23,580)	$227,173	$2,369	$(4,366)	$203,687
Net income					30,877		30,877
Grants and exercises of stock options, net of tax	395,447	78		12,032			12,110
Purchase of treasury stock	(366,365)		(18,883)				(18,883)
Sale of treasury stock	12,738		528	142			670
Stock dividend	987,899	198		10,782	(10,980)		—
Cash dividends ($1.53 per share)					(20,182)		(20,182)
Minimum pension liability adjustment, net of tax						186	186
Net unrealized loss on securities available for sale						(964)	(964)

Balance at December 31, 2008	10,871,609	2,367	(41,935)	250,129	2,084	(5,144)	207,501
Net income					19,012		19,012
Sale of common stock ($25.00 per share, gross)	3,993,395	799		92,522			93,321
Grants and exercises of stock options, net of tax	30,843	6		815			821
Purchase of treasury stock	(334,703)		(15,631)				(15,631)
Sale of treasury stock	52		2				2
Stock dividend	1,455,542	291		2,831	(3,122)		—
Cash dividends ($1.15 per share)					(15,680)		(15,680)
Minimum pension liability adjustment, net of tax						1,229	1,229
Net unrealized gain on securities available for sale						3,103	3,103

Balance at December 31, 2009	16,016,738	3,463	(57,564)	346,297	2,294	(812)	293,678
Net income					5,113		5,113
Grants and exercises of stock options, net of tax	46,584	9		774			783
Stock dividend	1,602,586	321		(321)			—
Cash dividends ($0.65 per share)					(11,396)		(11,396)
Minimum pension liability adjustment, net of tax						146	146
Net unrealized gain on securities available for sale						1,593	1,593

Balance at December 31, 2010	17,665,908	$3,793	$(57,564)	$346,750	$(3,989)	$927	$289,917

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
Dollars in thousands

	2010	2009	2008

Operating Activities:
Net income	$5,113	$19,012	$30,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	46,527	24,306	11,025
Depreciation and amortization	3,993	3,864	3,554
Recognized impairment charge on securities available for sale	2,552	5,496	1,547
Realized gain on security transactions, net	(168)	(52)	(148)
Loss on other real estate owned	1,974	251	—
Amortization of premiums on securities, net	2,120	624	32
Increase in cash value of bank owned life insurance	(1,191)	(1,261)	(943)
Amortization of other intangible assets	822	821	821
Stock option expense and related tax benefits	160	276	2,671
Deferred taxes (benefit)	(5,237)	(9,855)	(2,777)
(Increase) decrease in deferred loan fees	(1,025)	24	1,563
(Increase) decrease in accrued interest and other receivables	(1,196)	1,157	(1,105)
Decrease (increase) in other assets	444	(11,367)	(217)
Excess tax benefits from share based payment arrangements	(13)	(22)	(2,075)
(Decrease) increase in accrued interest and other liabilities	(2,001)	(5,305)	87
Decrease in minimum pension liability adjustment	147	2,055	311

Net cash provided by operating activities	53,021	30,024	45,223

Investing Activities:
(Increase) decrease in short term investments	(20,180)	(45,212)	92,375
Decrease (increase) in FHLB stock	1,460	12,023	(8,816)
Proceeds from maturities of securities available for sale	250,294	457,550	274,216
Proceeds from maturities of securities held to maturity	5,391	7,337	4,800
Proceeds from sales of securities available for sale	21,915	8,750	65,506
Purchases of securities available for sale	(217,009)	(325,430)	(239,115)
Net decrease (increase) in loans	5,754	(126,752)	(406,025)
Proceeds from sales of loans held for sale	14,053	—	—
Proceeds from sales of other real estate owned	6,546	3,393	—
Net purchases of premises and equipment	(2,221)	(3,260)	(7,185)
Premiums paid on bank owned life insurance	(327)	(344)	(413)
Increase in goodwill	—	(2,900)	(5,565)

Net cash provided by (used in) investing activities	65,676	(14,845)	(230,222)

Financing Activities:
Net increase in deposits	61,797	333,289	26,784
Repayment of other borrowings	(36,031)	(73,031)	(14,031)
Net (decrease) increase in securities sold under repurchase agreements and short term borrowings	(16,527)	(216,464)	193,488
Proceeds from issuance of common stock	623	93,866	9,439
Proceeds from sale of treasury stock	—	2	670
Cash dividends paid	(11,396)	(15,680)	(20,182)
Acquisition of treasury stock	—	(15,631)	(18,883)
Excess tax benefits from share based payment arrangements	13	22	2,075

Net cash provided by (used in) financing activities	(1,521)	106,373	179,360

Increase (Decrease) in Cash and Due from Banks	117,176	121,552	(5,639)
Cash and due from banks, beginning of year	166,980	45,428	51,067

Cash and due from banks, end of year	$284,156	$166,980	$45,428

Supplemental Disclosures:
Interest paid	$18,300	$24,364	$31,396
Income tax payments	6,898	15,851	17,751
Transfer to loans held for sale	21,864	—	—
Transfer to other real estate owned	10,337	8,400	5,467

See notes to consolidated financial statements.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly owned subsidiaries, Hudson Valley Bank N.A. (the “Bank” or “HVB”) and HVHC Risk Management Corp (“HVHC RMC”), (collectively the “Company”). The Company offers a broad range of banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals. HVB is a national banking association headquartered in Westchester County, New York. As of the date of merger, HVB has 36 branch offices, 18 in Westchester County, New York, 1 in Rockland County, New York, 11 in New York City, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut. The Company also provides investment management services to its customers through its wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”), a Manhattan, New York based money management firm. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses, fair value of other real estate owned and fair value of financial instruments. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. In addition, a loan which has been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered troubled debt restructurings and are also recognized as impaired. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of an impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or, if the impairment is considered to be permanent, a partial charge-off is recorded against the allowance for loan losses. Individual measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as portions of the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

The formula component is calculated by first applying historical loss experience factors to outstanding loans by type. The Company uses a three year average loss experience as the starting base for the formula component. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, recent charge-off and delinquency experience, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified by loan type and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. All goodwill and identified intangible assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s impairment evaluations as of December 31, 2010 and December 31, 2009 did not indicate impairment of its goodwill or identified intangible assets.

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

Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Compensation costs related to share based payment transactions are expensed over their respective vesting periods. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 11 “Stock-Based Compensation” herein for additional discussion.

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

Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2010	2009	2008

Weighted average common shares:
Basic	17,630,814	13,644,736	13,166,931
Effect of stock options	56,432	271,332	445,674
Diluted	17,687,246	13,916,068	13,612,605

In November 2010, December 2009 and December 2008, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and did not have a material effect on the Company’s financial condition or results of operations.

Other — Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

2  Securities

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

	(000’s)
	2010				2009
				Estimated				Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$3,001	$11	—	$3,012	$4,995	$33	$20	$5,008
Mortgage-backed securities — residential	303,479	6,648	$587	309,540	312,996	5,600	2,208	316,388
Obligations of states and political subdivisions	111,912	4,170	1	116,081	158,465	5,897	91	164,271
Other debt securities	12,329	—	7,956	4,373	14,712	14	9,904	4,822

Total debt securities	430,721	10,829	8,544	433,006	491,168	11,544	12,223	490,489
Mutual funds and other equity securities	10,071	706	116	10,661	9,172	1,109	135	10,146

Total	$440,792	$11,535	$8,660	$443,667	$500,340	$12,653	$12,358	$500,635

	(000’s)
	2010				2009
				Estimated				Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities — residential	$11,131	$700	$1	$11,830	$16,515	$733	$1	$17,247
Obligations of states and political subdivisions	5,136	306	—	5,442	5,135	346	—	5,481

Total	$16,267	$1,006	$1	$17,272	$21,650	$1,079	$1	$22,728

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $11,637 and $3,687, respectively, at December 31, 2010 and $13,823 and $3,938, respectively, at December 31, 2009. These investments represent pooled trust preferred obligations of financial institutions. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at December 31, 2010 with ratings ranging from Caa1 to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities. Significant inputs to the cash flow models used in determining credit related other-than-temporary impairment losses on pooled trust preferred securities as of December 31, 2010 included the following:

Annual prepayment	1.00%
Projected specific defaults/deferrals	27.1% - 81.0%
Projected severity of loss on specific defaults/deferrals	28.8% - 95.0%
Projected additional defaults:
Year 1	2.00%
Year 2	1.00%
Thereafter	0.25%
Projected severity of loss on additional defaults	85.00%
Range of present value discount rates	3m LIBOR+1.60%-2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the years end December 31, 2010 and 2009 (in thousands):

	2010	2009

Balance at beginning of year	$6,558	$1,062
Credit related impairment not previously recognized	304	5,492
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	2,248	4

Balance at end of year	$9,110	$6,558

During the year ended December 31, 2010, pretax OTTI losses of $2,082, $304, $151, $12 and $3, respectively, were recognized on five pooled trust preferred securities which, prior to the 2010 losses, had book values of $7,455, $2,500, $2,215, $943 and $649, respectively. During the year ended December 31, 2009, pretax OTTI losses of $2,857, $2,633, $4 and $2, respectively, were recognized on four pooled trust preferred securities which, prior to the 2009 losses, had book values of $5,000, $10,000, $939 and $646, respectively. The OTTI losses in 2010 and 2009 resulted from adverse changes in the expected cash flows of the pooled trust preferred securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of the current adverse economic conditions may result in further impairment charges in the future.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, securities having a stated value of approximately $310,000 were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Gross proceeds from sales of securities available for sale were $21,915, $8,750 and $65,506 in 2010, 2009 and 2008, respectively. These sales resulted in gross pretax gains of $280 and gross pretax losses of $112 in 2010, gross pretax gains of $110 and gross pretax losses of $58 in 2009, and gross pretax gains of $148 in 2008. There were no gross losses on sales of securities available for sale in 2008. Applicable income taxes relating to such transactions were $67, $21 and $59 in 2010, 2009, and 2008, respectively.

The Company recorded $2,552, $5,496 and $1,547, respectively, of pretax impairment charges on securities available-for-sale. All of the 2010 and 2009 charges and $1,062 of the 2008 charges were related to the Company’s investments in pooled trust preferred securities. These charges represented approximately 18.5 percent, 33.1 percent and 53.1 percent of the book value of the related investments in 2010, 2009 and 2008, respectively. In 2008, the Company also recorded a pretax impairment charge of $485 related to an investment in a mutual fund. This adjustment represented approximately 2.2 percent of the book value of the related investment. The investment was sold in April 2008 without further loss, due to its inability to meet the Company’s performance expectations. Income tax benefits applicable to impairment charges were $1,051, $2,264 and $714 in 2010, 2009 and 2008, respectively.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009 (in thousands):

December 31, 2010

	Duration of Unrealized Loss
			Greater than
	Less than 12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$72,105	$587	—	—	$72,105	$587
Obligations of states and political subdivisions	461	1	—	—	461	1
Other debt securities	—	—	$4,193	$7,956	4,193	7,956

Total debt securities	72,566	588	4,193	7,956	76,759	8,544
Mutual funds and other equity securities	—	—	118	116	118	116

Total temporarily impaired securities	$72,566	$588	$4,311	$8,072	$76,877	$8,660

Classified as Held to Maturity
Mortgage-backed securities — residential	$400	$1	—	—	$400	$1

Total temporarily impaired securities	$400	$1	—	—	$400	$1

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009

	Duration of Unrealized Loss
			Greater than
	Less than 12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	$2,980	$20	$2,980	$20
Mortgage-backed securities — residential	$94,211	$2,208	—	—	94,211	2,208
Obligations of states and political subdivisions	2,055	12	2,889	79	4,944	91
Other debt securities	—	—	4,433	9,904	4,433	9,904

Total debt securities	96,266	2,220	10,302	10,003	106,568	12,223
Mutual funds and other equity securities	—	—	128	135	128	135

Total temporarily impaired securities	$96,266	$2,220	$10,430	$10,138	$106,696	$12,358

Classified as Held to Maturity
Mortgage-backed securities — residential	$489	$1	$—	$—	$489	$1

Total temporarily impaired securities	$489	$1	$—	$—	$489	$1

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 90 and 162 at December 31, 2010 and December 31, 2009, respectively. The Company has determined that it is more likely than not that it would not be required to sell its securities prior to maturity or to recovery of cost. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2010. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at December 31, 2010.

The contractual maturity of all debt securities held at December 31, 2010 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Contractual Maturity
Within 1 year	$9,065	$9,132	—	—
After 1 but within 5 years	32,484	34,007	—	—
After 5 years but within 10 years	69,642	72,161	$5,136	$5,442
After 10 years	16,051	8,166	—	—
Mortgaged-back Securities	303,479	309,540	11,131	11,830

Total	$430,721	$433,006	$16,267	$17,272

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

	2010	2009
	Contract	Contract
	Amount	Amount

Credit commitments-variable	$158,788	$237,733
Credit commitments-fixed	36,266	37,094
Guarantees written	26,702	27,847

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

	Residential	Commercial
	Property	Property	Total

2010
Loans	$555,816	$970,301	$1,526,117
Credit commitments	62,865	54,153	117,018

	$618,681	$1,024,454	$1,643,135

2009
Loans	$665,249	$1,037,286	$1,702,535
Credit commitments	102,224	79,950	182,174

	$767,473	$1,117,236	$1,884,709

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

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4  Loans

The loan portfolio is comprised of the following:

	December 31
	2010	2009

Real Estate:
Commercial	$796,253	$783,597
Construction	174,369	255,660
Residential	467,326	454,532
Commercial and industrial	245,263	274,860
Lease financing and other	49,040	47,780

Total	1,732,251	1,816,429
Deferred loan fees	(4,115)	(5,139)
Allowance for loan losses	(38,949)	(38,645)

Loans, net	$1,689,187	$1,772,645

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

A summary of the activity in the allowance for loan losses follows:

	December 31
	2010	2009	2008

Balance, beginning of year	$38,645	$22,537	$17,367
Add (deduct):
Provision for loan losses	46,527	24,306	11,025
Recoveries on loans previously charged-off	2,416	1,301	322
Charge-offs	(48,639)	(9,499)	(6,177)

Balance, end of year	$38,949	$38,645	$22,537

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment for the year ended December 31, 2010:

						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

2010
Balance at beginning of year	$38,645	$15,273	$5,802	$9,706	$7,326	$538
Charge-offs	(48,639)	(13,452)	(16,582)	(14,911)	(3,150)	(544)
Recoveries	2,416	833	151	856	535	41

Net Charge-offs	(46,223)	(12,619)	(16,431)	(14,055)	(2,615)	(503)
Provision for loan losses	46,527	14,082	17,769	14,200	(421)	897

Net change during the year	304	1,463	1,338	145	(3,036)	394

Balance at end of year	$38,949	$16,736	$7,140	$9,851	$4,290	$932

The recorded investment in impaired loans was $49,555 and $50,589 at December 31, 2010 and 2009, respectively, for which specific reserves of $892 and $3,574, respectively, had been established. The Company classifies all loans considered to be troubled debt restructurings (“TDRs”) as impaired. Impaired loans as of December 31, 2010 and 2009 included $17,236 and $640, respectively, of loans considered to be TDRs. At December 31, 2010, one TDR with a carrying amount of $5,871 was on accrual status and performing in accordance with its modified terms. All other TDRs as of December 31, 2010 and 2009 were on nonaccrual status. The fair value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan.

The average investment in impaired loans during 2010 and 2009 was $64,390 and $34,970, respectively.

Impaired loans at December 31, 2010 were as follows:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$22,714	$21,166	—
Construction	16,985	11,868	—
Residential	11,476	7,223	—
Commercial & industrial	5,543	4,538	—
Lease financing & other	651	393	—
With an allowance recorded:
Commercial	—	—	—
Construction	3,821	3,821	$850
Residential	521	521	17
Commercial & industrial	25	25	25
Lease financing & other	—	—	—

Total loans	$61,736	$49,555	$892

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method for the year ended December 31, 2010.

						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$38,057	$16,736	$6,290	$9,834	$4,265	$932
Individually evaluated for impairment	892	—	850	17	25	—

Total ending balance of allowance	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,682,696	$775,087	$158,680	$459,582	$240,700	$48,647
Individually evaluated for impairment	49,555	21,166	15,689	7,744	4,563	393

Total ending balance of loans	$1,732,251	$796,253	$174,369	$467,326	$245,263	$49,040

Non-accrual loans at December 31, 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008

Total non-accrual loans	$43,684	$50,590	$11,284
Interest income that would have been recorded under the original contract terms	4,346	3,032	875

There was no income recorded on non-accrual loans during the years ended December 31, 2010, 2009 and 2008.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the recorded investments in non-accrual loans and loans past due 90 days and still accruing by class of loans as of December 31:

	2010		2009
		Past Due		Past Due
		90 Days		90 Days
		and Still		and Still
	Non-Accrual	Accruing	Non-Accrual	Accruing

Loans:
Commercial Real Estate:
Owner occupied	$1,942	$292	$7,682	$5,244
Non owner occupied	13,353	—	13,275	966
Construction:
Commercial	4,477	1,323	4,889	—
Residential	11,212	—	5,168	—
Residential:
Multifamily	1,437	—	1,135	—
1-4 family	4,649	—	13,084	401
Home equity	1,658	—	1,402
Commercial & Industrial	4,563	10	3,821	273
Other:
Lease financing and other	393	—	134	57
Overdrafts	—	—	—	—

Total	$43,684	$1,625	$50,590	$6,941

The following table presents the recorded investments in past due loans as of December 31, 2010 by class of loans:

				90 Days
		31-59 Days	60-89 Days	or More	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Loans:
Commercial Real Estate:
Owner occupied	$317,926	$100	$3,204	$2,234	$5,538	$312,388
Non owner occupied	478,327	4,199	7,014	8,899	20,112	458,215
Construction:
Commercial	104,466	—	2,913	5,799	8,712	95,754
Residential	69,903	—	3,821	7,390	11,211	58,692
Residential:
Multifamily	152,295	1,160	1,132	1,437	3,729	148,566
1-4 family	187,728	1,096	2,064	4,211	7,371	180,357
Home equity	127,303	721	1,240	1,657	3,618	123,685
Commercial & Industrial	245,263	2,258	738	2,414	5,410	239,853
Other:
Lease financing and other	45,096	219	70	323	612	44,484
Overdrafts	3,944	—	—	—	—	3,944

Total	$1,732,251	$9,753	$22,196	$34,364	$66,313	$1,665,938

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans made directly or indirectly to employees, directors or principal shareholders were approximately $37,681 and $36,336 at December 31, 2010 and 2009, respectively. During 2010, new loans granted to these individuals totaled $7,418 and payments and decreases due to changes in board composition totaled $6,073.

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as; value of underlying collateral, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes non-homogeneous loans individually and classifies them as to credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings.

Special Mention — Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the asset or in the institution’s credit position at some future date.

Substandard — Loans classified as substandard asset are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful — Loans classified as doubtful have all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans not meeting the above criteria that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents the risk category by class of loans as of December 31, 2010 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed:

			Special
	Total	Pass	Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$317,926	$247,210	$25,164	$45,552	—
Non owner occupied	478,327	406,949	42,552	25,826	$3,000
Construction:
Commercial	104,466	79,861	5,426	19,179	—
Residential	69,903	48,777	—	21,126	—
Residential:
Multifamily	152,295	139,725	2,620	9,950	—
1-4 family	91,761	67,401	12,342	12,018	—
Home equity	12,135	6,715	249	5,171	—
Commercial & Industrial	245,262	218,088	11,559	15,615	—
Other:
Lease Financing & Other	43,570	41,502	332	1,736	—

Total loans	$1,515,645	$1,256,228	$100,244	$156,173	$3,000

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is payment history.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the delinquency categories by class of loans for loans evaluated for risk in groups of homogeneous loans.

		31-59 Days	60-89 Days	Total
	Total	Past Due	Past Due	Past Due	Current

Residential:
1-4 family	$95,968	$1,090	$413	$1,503	$94,465
Home equity	115,167	342	—	342	114,825
Other:
Other loans	1,527	—	—	—	1,527
Overdrafts	3,944	—	—	—	3,944

Total loans	$216,606	$1,432	$413	$1,845	$214,761

Loans Held for Sale

During 2010, the Company transferred $21,864 of nonperforming loans to the held-for-sale category. This transfer was part of the Company’s implementation of a more aggressive workout strategy in reaction to the severity of the current economic crisis. The Company sold $14,053 of these loans in the fourth quarter of 2010. The remaining $7,811 are recorded at their fair value and are reflected as “Nonperforming loans held for sale” on the Consolidated Balance Sheet as of December 31, 2010.

5  Premises and Equipment

A summary of premises and equipment follows:

	December 31
	2010	2009

Land	$2,589	$2,589
Buildings	22,869	22,392
Leasehold improvements	12,590	12,034
Furniture, fixtures and equipment	18,189	17,315
Automobiles	838	734

Total	57,075	55,064
Less accumulated depreciation and amortization	(28,464)	(24,681)

Premises and equipment, net	$28,611	$30,383

Depreciation and amortization expense totaled $3,993, $3,864 and $3,554 in 2010, 2009 and 2008, respectively.

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

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31, 2010 and 2009.

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deposit Premium	$3,907	$2,791	$3,907	$2,232
Customer Relationships	2,470	1,188	2,470	998
Employment Related	516	460	516	387

Total	$6,893	$4,439	$6,893	$3,617

Intangible assets amortization expense was $822 for 2010, 2009 and 2008. The estimated annual intangible assets amortization expense in each of the five years subsequent to December 31, 2010 is as follows:

Year	Amount
2011	$803
2012	748
2013	190
2014	190
2015	190

Changes in the carrying amount of goodwill for the years ended December 31 are as follows:

Balance at December 31, 2008	$20,942
Performance-based payment	2,900

Balance at December 31, 2009	$23,842

Balance at December 31, 2010	$23,842

Cumulative deferred tax on goodwill deductible for tax purposes was $2,446 and $1,690 at December 31, 2010 and 2009, respectively.

7  Deposits

The following table presents a summary of deposits at December 31:

	(000’s)
	2010	2009

Demand deposits	$756,917	$686,856
Money Market accounts	862,450	859,693
Savings accounts	120,238	111,393
Time deposits of $100,000 or more	144,497	144,817
Time deposits of less than $100,000	43,851	61,231
Checking with interest	306,459	308,625

Total Deposits	$2,234,412	$2,172,615

The Company had no brokered deposits at December 31, 2010 or 2009.

At December 31, 2010 and 2009, certificates of deposits, including other time deposits of $100,000 or more, totalled $188,348 and $206,048, respectively.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled maturities of time deposit for the next five years were as follows:

Year	Amount
2011	$168,275
2012	9,940
2013	3,243
2014	2,935
2015	3,839

8  Borrowings

The Company’s borrowings with original maturities of one year or less totaled $35,594 and $53,121 at December 31, 2010 and 2009, respectively. Such short-term borrowings consisted of $35,129 of customer repurchase agreements and note options on Treasury, tax and loan of $465 at December 31, 2010 and $52,604 of customer repurchase agreements, and note options on Treasury, tax and loan of $517 at December 31, 2009. The decrease was due to reductions in overnight borrowings as a result of deposit growth and runoff off the securities portfolio in excess of loan growth. Other borrowings totaled $87,751 million and $123,782 at December 31, 2010 and 2009, respectively, which consisted of fixed rate borrowings of $66,451 and $102,482 from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $21,300 and $21,300 at December 31, 2010 and 2009, respectively. The callable borrowings from FHLB mature beginning in 2010 through 2016. The FHLB has the right to call all of such borrowings at various dates in 2010 and quarterly thereafter. A non callable borrowing of $1,300 matures in 2027 and a non callable borrowing of $20,000 matures in 2011. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

Interest expense on all borrowings totaled $5,476, $7,709 and $11,048 in 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, these borrowings were collateralized by loans and securities with an estimated fair value of $267,000 and $206,000, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years:

	2010	2009	2008

Average balance:
Short-term	$56,899	$101,818	$161,749
Other Borrowings	109,349	153,799	201,687
Weighted average interest rate (for the year):
Short-term	0.5%	0.5%	1.4%
Other Borrowings	4.8	4.7	4.4
Weighted average interest rate (at year end):
Short-term	0.3%	0.2%	1.4%
Other borrowings	4.5	4,9	4.4%
Maximum month-end outstanding amount:
Short-term	$71,822	$256,084	$269,585
Other Borrowings	123,784	196,815	210,844

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2010, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at December 31, 2010. In addition, HVB has approved lines under Retail

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certificate of Deposit Agreements with three major financial institutions totaling $944 million of which no balances were outstanding as at December 31, 2010. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at December 31, 2010.

As of December 30, 2010, the Company had qualifying loan and investment securities totaling approximately $312 million which could be utilized under available borrowing programs thereby increasing liquidity.

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

9  Income Taxes

A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31
	2010		2009		2008

Income tax at statutory rate	$1,298	35.0%	$9,213	35.0%	$16,283	35.0%
State income tax, net of Federal benefit	(85)	(0.9)	977	3.7	2,330	5.0
Tax-exempt interest income	(2,307)	(51.4)	(2,566)	(9.7)	(2,832)	(6.1)
Non-deductible expenses and other	(311)	(6.9)	(314)	(1.2)	(135)	(0.3)

Provision for income taxes	$(1,405)	(24.3)%	$7,310	27.8%	$15,646	33.6%

The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31
	2010	2009	2008

Federal:
Current	$2,771	$13,543	$14,278
Deferred	(4,046)	(7,736)	(2,217)
State and Local:
Current	994	3,622	4,144
Deferred	(1,124)	(2,119)	(559)

Total	$(1,405)	$7,310	$15,646

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability

Allowance for loan losses	$20,348	—	$15,470	—
Supplemental pension benefit	4,073	—	3,871	—
Other	4,065	—	2,966	—
Interest on non-accrual loans	1,232	—	1,576	—
Accrued benefit liability	601	—	698	—
Deferred compensation	264	—	275	—
Share based compensation costs	134	—	129	—
Intangible Assets	—	$2,902		$2,413
Property and equipment	—	1,725	—	1,555
Securities available for sale	—	1,047	—	60

Total	$30,717	$5,674	$24,985	$4,028

Net deferred tax asset	$25,043		$20,957

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

The Company has performed an evaluation of its tax positions and has concluded that as of December 31, 2010, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the years ended December 31, 2010 and 2009.

10  Stockholders’ Equity

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company and HVB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

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

The following summarizes the capital requirements and capital position at December 31, 2010 and 2009:

					Minimum to be
			Minimum for		Well Capitalized		Enhanced
			Capital Adequacy		Under Prompt		Capital
	Actual		Purposes		Corrective Action		Requirement
Capital Ratios:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

HVB Only:
As of December 31, 2010:
Total Capital (To Risk Weighted Assets)	$264,574	14.0%	$150,768	8.0%	$188,460	10.0%	$226,152	12.0%
Tier 1 Capital (To Risk Weighted Assets)	240,834	12.8%	75,384	4.0%	113,076	6.0%	188,460	10.0%
Tier 1 Capital (To Average Assets)	240,834	8.8%	109,191	4.0%	136,489	5.0%	218,383	8.0%
As of December 31, 2009:
Total Capital (To Risk Weighted Assets)	$233,080	12.7%	$146,999	8.0%	$183,749	10.0%	$220,499	12.0%
Tier 1 Capital (To Risk Weighted Assets)	210,102	11.4%	73,500	4.0%	110,249	6.0%	183,749	10.0%
Tier 1 Capital (To Average Assets)	210,102	8.4%	99,682	4.0%	124,602	5.0%	199,363	8.0%

NYNB Only:
As of December 31, 2009:
Total Capital (To Risk Weighted Assets)	$11,775	14.7%	$6,404	8.0%	$8,005	10.0%	$9,606	12.0%
Tier 1 Capital (To Risk Weighted Assets)	10,675	13.4%	3,202	4.0%	4,803	6.0%	8,005	10.0%
Tier 1 Capital (To Average Assets)	10,675	8.3%	5,185	4.0%	6,482	5.0%	10,371	8.0%

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Minimum for
			Capital Adequacy
	Actual		Purposes
	Amount	Ratio	Amount	Ratio

Consolidated:
As of December 31, 2010:
Total Capital (To Risk Weighted Assets)	$286,144	15.2%	$150,810	8.0%
Tier 1 Capital (To Risk Weighted Assets)	262,389	13.9%	75,405	4.0%
Tier 1 Capital (To Average Assets)	262,389	9.6%	109,277	4.0%
As of December 31, 2009:
Total Capital (To Risk Weighted Assets)	$290,633	15.2%	$153,335	8.0%
Tier 1 Capital (To Risk Weighted Assets)	267,120	13.9%	76,667	4.0%
Tier 1 Capital (To Average Assets)	267,120	10.2%	105,016	4.0%

Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In addition, pursuant to Rule 15c3-1 of the Securities and Exchange Commission, ARS is required to maintain minimum “net capital” as defined under such rule. As of December 31, 2010 ARS exceeded its minimum capital requirement.

Stock Dividend

In November 2010 and December 2009 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

11  Stock-Based Compensation

In accordance with the provisions of the Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, approved by the Company’s shareholders on May 27, 2010, the Company may grant eligible employees, including directors, consultants and advisors, incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other types of awards. The 2010 Plan provides for the issuance of up to 1,100,000 shares of the Company’s common stock. Prior to the 2010 Plan, the Company had stock option plans that provided for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Under the prior plans, options were granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant, vested over various periods ranging from immediate to five years from date of grant, and had expiration dates up to ten years from the date of grant. The Company estimates that more than 75% of options granted under the prior plans will vest. Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Compensation costs related to share based payment transactions are expensed over their respective vesting periods. There were no stock-based compensation awards granted under either the 2010 Plan or the prior plans during the year ended December 31, 2010.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for 2010. Shares and per share amounts have been adjusted to reflect the effect of the 10% stock dividend in 2010.

				Weighted
			Aggregate	Average
	Shares	Weighted Average	Intrinsic	Remaining
	Underlying	Exercise Price	Value(1)	Contractual
Outstanding Options	Options	Per Share	($000s)	Term (Yrs.)

As of December 31, 2009	793,925	$23.13
Granted	—	—
Cancelled or expired	(45,925)	21.60
Exercised	(47,930)	12.98

As of December 31, 2010	700,070	$23.93	2,645	3.2

Exercisable as of December 31, 2010	658,646	$23.16	2,645	3.2
Available for future grant	1,210,000

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on changes in the market value of the Company’s stock.

The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2010:

				Weighted Average
			Number	Remaining
			of	Life	Exercise
	Exercise Price		Options	(yrs)	Price

	$13.03	$18.94	211,678	1.9	$16.78
	18.95	26.09	260,740	3.9	21.32
	26.10	45.40	227,652	3.6	33.57
Total Options Outstanding	13.03	45.40	700,070	3.2	23.93
Exercisable	13.03	45.40	658,646	3.2	23.16
Not Exercisable	26.12	45.40	41,424	2.8	36.09

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the years ended December 31, 2010 and 2009. The following table illustrates the assumptions used in the valuation model for activity during the year ended December 31, 2008.

Year Ended
December 31
2008

Weighted average assumptions:
Dividend yield	3.3%
Expected volatility	67.6%
Risk-free interest rate	0.3%
Expected lives (in years)	0.4

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience.

The per share weighted average fair value of options granted during the year ended December 31, 2008 was $3.96. Compensation expense of $148, $254 and $596 related to the Company’s stock option plans was included in

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net income for the years ended December 30, 2010, 2009 and 2008, respectively. The total tax benefit related thereto was $6, $8 and $144, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $245 at December 31, 2010. This expense is expected to be recognized over a weighted-average period of 1.3 years.

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

The Company’s available for sale securities at December 31, 2010 and 2009 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these securities. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 2 “Securities” for further discussion of pooled trust preferred securities.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total

Measured on a recurring basis:
Available for sale securities
U.S. Treasury and government agencies	—	$3,012	—	$3,012
Mortgage-backed securities — residential	—	309,540	—	309,540
Obligations of states and political subdivisions	—	116,081	—	116,081
Other debt securities		686	$3,687	4,373
Mutual funds and other equity securities	—	10,661	—	10,661

Total assets at fair value	—	$439,980	$3,687	$443,667

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$18,594	$18,594
Loans held for sale(2)			7,811	7,811
Other real estate owned(3)	—	—	11,028	11,028

Total assets at fair value	—	—	$37,433	$37,433

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2010 was $19,486 for which a specific allowance of $892 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loans sales.

(3)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2010 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at December 31, 2009 Using:
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total

Measured on a recurring basis:
Available for sale securities
U.S. Treasury and government agencies	—	$5,008	—	$5,008
Mortgage-backed securities	—	316,388	—	316,388
Obligations of states and political subdivisions	—	164,271	—	164,271
Other debt securities		884	$3,938	4,822
Mutual funds and other equity securities	—	10,146	—	10,146

Total assets at fair value	—	$496,697	$3,938	$500,635

Measured on a non-recurring
basis
Impaired loans(1)	—	—	$16,921	$16,921
Other real estate owned(2)	—	—	9,211	9,211

Total assets at fair value	—	—	$26,132	$26,132

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value measurement on December 31, 2009 was $20,494 for which a specific allowance of $3,573 has been established within the allowance for loan losses.

(2)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2009 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Level 3 Assets
	Measured on a Recurring
	Basis For the Year Ended
	December 31,
	2010	2009
	(000’s)

Balance at beginning of period	$3,938	$10,786
Transfers into (out of) Level 3	367	174
Net unrealized gain (loss) included in other comprehensive income(1)	1,934	(1,526)
Principal payments	—	—
Recognized impairment charge included in the statement of income(2)	(2,552)	(5,496)

Balance at end of period	$3,687	$3,938

(1)	Reported under “Unrealized (loss) gain on securities available for sale arising during the period”.

(2)	Reported under “Recognized impairment charge on securities available for sale, net”.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13  Benefit Plans

The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. In 2010, there were no pension costs accrued and charged to current operations. Pension costs accrued and charged to current operations included 2.5 percent of each participant’s earnings in 2009 and 5 percent of each participant’s earnings in 2008. Pension costs charged to other operating expenses totaled approximately $387 and $1,066 in 2009 and 2008, respectively.

The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Company matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $170, $170 and $166 in 2010, 2009 and 2008, respectively.

The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s stock.

Additional retirement benefits are provided to certain officers and directors of HVB pursuant to unfunded supplemental plans. Costs for the supplemental pension plans totaled $1,299, $2,123 and $1,103 in 2010, 2009 and 2008, respectively. The Company uses a December 31 measurement date for the supplemental plans and makes contributions to the plans only as benefit payments become due. In the fourth quarter of 2010, one employee was added to the officers’ supplemental plan resulting in an additional $24 of expense for the year. Also during 2010, two directors included in the directors’ supplemental retirement plan elected to retire. In accordance with the terms of the plan, one retiring director began receiving monthly benefits beginning in June 2010 and the other elected a lump sum payment which was paid in December 2010. Activity in the officers’ supplemental plan during 2009 included the addition of one employee to the plan in the second quarter and, in the fourth quarter, the election of one participant to retire early at a reduced benefit as permitted by the plan. In addition, during the fourth quarter of 2009, the Company amended the officers’ supplemental plan to establish a maximum salary on which benefits under the plan can be determined. The net effect of the 2009 activity and amendment was a $923 decrease in the projected benefit obligation of the plan as of December 31, 2009, and a $414 increase in 2009 expense related to the plan. The expense increase was primarily related to the accrual of prior service cost of the employee added to the plan in the second quarter. In late 2008, HVB amended the directors’ supplemental retirement plan by freezing benefits to a level equal to vested benefits, as defined, as of December 31, 2008. This amendment resulted in a pretax reduction of the accrued benefit liability of $861 of which $669 is included as a reduction of directors’ pension expense included in Professional Services in the Consolidated Statement of Income, and $192 is included as part of the accrued benefit liability adjustment in the Consolidated Statement of Comprehensive Income.

The following tables set forth the status of the Company’s supplemental plans as of December 31:

	2010	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$11,161	$11,754	$11,570
Service cost	296	1,006	448
Interest cost	596	560	621
Amendments	—	(1,156)	(861)
Actuarial (gain) loss	164	(336)	587
Benefits paid	(803)	(668)	(611)

Benefit obligation at end of year	11,414	11,160	11,754

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Actual return on assets	—	—	—
Employer contributions	803	668	611
Benefits paid	(803)	(668)	(611)

Fair value of plan assets at end of year	—	—	—

Funded status at year end	$(11,414)	$(11,160)	$(11,754)

Amounts recognized in accumulated comprehensive income at December 31 consist of:

	2010	2009

Net actuarial loss	$2,184	$2,618
Prior service cost	(681)	(872)

	$1,503	$1,746

The accumulated benefit obligation was $10,658 and $10,321 at December 31, 2010 and 2009, respectively.

	2010	2009

Weighted average assumptions:
Discount rate	5.25%	5.25%
Expected return on plan assets	—	—
Rate of compensation increase	3.00%	3.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$296	$1,006
Interest cost	596	560
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of prior service cost	(191)	(191)
Amortization of net loss	598	748

Net periodic benefit cost	$1,299	$2,123

Net (gain) loss	(434)	(2,240)
Amortization of prior service cost	191	191

Total recognized in other comprehensive income	(243)	(2,049)

Total recognized in net periodic benefit cost and other comprehensive income	$1,056	$74

The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are $558 and $(233).

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

2011	$612
2012	833
2013	1,110
2014	1,088
2015	1,088
Years 2016-2020	4,884

14  Commitments, Contingent Liabilities and Other Disclosures

The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year	Amount

2011	$4,159
2012	3,205
2013	2,955
2014	2,802
2015	2,766
Thereafter	8,521

Total minimum future rentals	$24,408

Rent expense for premises and equipment was $3,533, $3,462 and $3,097 in 2010, 2009 and 2008, respectively.

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

Cash Reserve Requirements

HVB is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled $13,082 at December 31, 2010.

Restrictions on Funds Transfers

There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under federal law, the approval of the primary regulator is required if dividends declared by a bank in any year exceed the net profits of that year, as defined, combined with the retained net profits for the two preceding years. Under applicable banking statutes, at December 31, 2010, HVB could have declared additional dividends of $3,901 to the Company without prior regulatory approval.

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

The Company operates only in the U.S. domestic market, primarily in the New York metropolitan area. For the years ended December 31, 2010, 2009 and 2008, there is no customer that accounted for more than 10% of the Company’s revenue.

16  Fair Value of Financial Instruments

The “Financial Instruments” topic of the FASB Accounting Standards Codification requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2010 and 2009 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at December 31, 2010 and 2009 were as follows:

	December 31
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$356.2	$356.2	$218.9	$218.9
Held to maturity securities and accrued interest	16.3	17.3	21.7	22.8
FHLB Stock	7.0	N/A	8.5	N/A
Loans and accrued interest	1,717.8	1,759.8	1,770.4	1,769.9
Liabilities:
Deposits with no stated maturity and accrued interest	2,047.4	2,047.4	1,968.3	1,968.3
Time deposits and accrued interest	188.5	188.9	206.3	205.9
Securities sold under repurchase agreements and other short-term borrowings and accrued interest	36.6	36.6	53.1	53.1
Other borrowings and accrued interest	88.2	85.6	124.4	119.2

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

Held to maturity securities and accrued interest — The fair value of securities held to maturity was estimated based on quoted market prices or dealer quotations. Accrued interest is stated at its carrying amounts which approximates fair value.

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

17  Condensed Financial Information of Hudson Valley Holding Corp.
(Parent Company Only)

Condensed Balance Sheets
December 31, 2010 and 2009
Dollars in thousands

	2010	2009

Assets
Cash	$19,895	$46,707
Investment in subsidiaries	269,469	246,214
Other assets	29	72
Equity securities	1,133	1,521

Total Assets	$290,526	$294,514

Liabilities and Stockholders’ Equity
Other liabilities	$609	$836
Stockholders’ equity	289,917	293,678

Total Liabilities and Stockholders’ Equity	$290,526	$294,514

Condensed Statements of Income
For the years ended December 31, 2010, 2009 and 2008
Dollars in thousands

	2010	2009	2008

Dividends from subsidiaries	$7	$24,354	$28,208
Dividends from equity securities	77	78	85
Other income	—	—	—
Operating expenses	720	243	344

Income before equity in undistributed earnings in the subsidiaries	(636)	24,189	27,949
Equity in (overdistributed) undistributed earnings of the subsidiaries	5,749	(5,177)	2,928

Net Income	$5,113	$19,012	$30,877

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
Dollars in thousands

	2010	2009	2008

Operating Activities:
Net income	$5,113	$19,012	$30,877
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) earnings of the subsidiaries	(5,749)	5,177	(2,928)
Increase in other assets	(119)	118	(95)
Increase (decrease) in other liabilities	43	48	18
Other changes, net	1	11	—

Net cash (used in) provided by operating activities	(711)	24,366	27,872

Investing Activities:
Capital contribution to subsidiaries	(15,350)	(44,000)	—
Proceeds from sales of equity securities	22	—	2
Purchase of equity securities	—	(3)	(85)

Net cash (used in) provided by investing activities	(15,328)	(44,003)	(83)

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	623	93,868	10,109
Purchase of treasury stock	—	(15,631)	(18,883)
Cash dividends paid	(11,396)	(15,680)	(20,182)

Net cash (used in) provided by financing activities	(10,773)	62,557	(28,956)

Increase (decrease) Cash and Due from Banks	(26,812)	42,920	(1,167)
Cash and due from banks, beginning of year	46,707	3,787	4,954

Cash and due from banks, end of year	$19,895	$46,707	$3,787

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2010, there has not been any change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting. That report is included under the heading, Report of Independent Registered Public Accounting Firm.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for the Board of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Outstanding Equity Awards at Fiscal Year End” and “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement is incorporated herein by reference.

The following table sets forth information regarding the Company’s Stock Option Plans as of December 31, 2010:

	Number of		Number of
	Shares to		Shares Remaining
	be Issued		Available for
	Upon Exercise	Weighted-Average Exercise	Future Issuance Under
	of	Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity compensation plans approved by stockholders	658,646	$23.16	1,210,000

Equity compensation plans not approved by stockholders	—	—	—

All equity compensation plans have been approved by the Company’s stockholders. Additional details related to the Company’s equity compensation plans are provided in Notes 10 and 11 to the Company’s consolidated financial statements presented in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm Fees” in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Balance Sheets at December 31, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Number	Exhibit Title

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp.(4)
3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(5)
4.1	Specimen of Common Stock Certificate(3)
10.1	Hudson Valley Bank Amended and Restated Directors Retirement Plan Effective December 31, 2008*(6)
10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan of 1995*(3)
10.3	Form of Amendment No. 1 to Hudson Valley Bank Restated and Amended Supplemental Retirement Plan of 1995*(7)
10.4	Hudson Valley Bank Supplemental Retirement Plan of 1997*(3)
10.5	Form of Amendment No. 1 to Hudson Valley Bank Supplemental Retirement Plan of 1997*(7)
10.6	Form of Amendment No. 2 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997*(7)
10.7	Form of Amendment No. 3 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997*(7)
10.8	Amended and Restated 2002 Stock Option Plan*(6)
10.9	Specimen Non-Statutory Stock Option Agreement*(3)
10.10	Specimen Incentive Stock Option Agreement*(1)
10.11	Consulting Agreement Between the Company and Director John A. Pratt, Jr.*(3)
10.12	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan*(8)
11	Statements re: Computation of Per Share Earnings(9)
12	Computation of Ratios of Earnings to Fixed Charges(9)
21	Subsidiaries of the Company(9)
23.1	Consent of Crowe Horwath LLP(9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
 *  Management contract and compensatory plan or arrangement

(1)	Incorporated herein by reference in this document to the Form 10-K filed on March 11, 2005

(2)	Incorporated herein by reference in this document to the Form 10-Q filed on August 9, 2006

(3)	Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2007

(4)	Incorporated herein by reference in this document to the Form 10-Q filed October 20, 2009

(5)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010

(6)	Incorporated herein by reference in this document to the Form 10-K filed on March 16, 2009

(7)	Incorporated herein by reference in this document to the Form 10-K filed on March 16, 2010

(8)	Incorporated herein by reference in this document to the Form 8-K filed on June 1, 2010

(9)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 16, 2011

By:	/s/ James J. Landy
James J. Landy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2011 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  James J. Landy
James J. Landy
President, Chief Executive Officer and Director

/s/  Stephen R. Brown
Stephen R. Brown
Senior Executive Vice President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer)

John P. Cahill
John P. Cahill
Director

/s/  William E. Griffin
William E. Griffin
Chairman of the Board and Director

/s/  Mary Jane Foster
Mary Jane Foster
Director

/s/  Gregory F. Holcombe
Gregory F. Holcombe
Director

/s/  Adam Ifshin
Adam Ifshin
Director

/s/  Michael J. Maloney
Michael J. Maloney
Executive Vice President, Chief Banking
Officer of the Bank and Director

/s/  Angelo R. Martinelli
Angelo R. Martinelli
Director

John A. Pratt Jr.
John A. Pratt Jr.
Director

Cecile D. Singer
Cecile D. Singer
Director

/s/  Craig S. Thompson
Craig S. Thompson
Director

/s/  Andrew J. Reinhart
Andrew J. Reinhart
First Senior Vice President and Controller
(Principal Accounting Officer)