Form 10-Q
period 2011-03-31
HUDSON VALLEY HOLDING CORP
filed 2011-05-10
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
May 2,
Class	2011
Common stock, par value $0.20 per share	17,689,049

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	March 31,
	2011	2010

Interest Income:
Loans, including fees	$26,332	$27,564
Securities:
Taxable	2,950	3,687
Exempt from Federal income taxes	1,161	1,710
Federal funds sold	26	42
Deposits in banks	164	93

Total interest income	30,633	33,096

Interest Expense:
Deposits	2,274	3,335
Securities sold under repurchase agreements and other short-term borrowings	47	77
Other borrowings	844	1,498

Total interest expense	3,165	4,910

Net Interest Income	27,468	28,186
Provision for loan losses	5,451	5,582

Net interest income after provision for loan losses	22,017	22,604

Non Interest Income:
Service charges	2,040	1,803
Investment advisory fees	2,606	2,225
Recognized impairment charge on securities available for sale (includes $773 and $1,757 of total losses in 2011 and 2010, respectively, less $612 of losses and $15 of gains on securities available for sale, recognized in other comprehensive income in 2011 and 2010, respectively,)	(161)	(1,772)
Realized gain on securities available for sale, net	—	68
Gains (losses) on sale of other real estate owned	127	(65)
Other income	607	534

Total non interest income	5,219	2,793

Non Interest Expense:
Salaries and employee benefits	10,818	9,872
Occupancy	2,345	2,185
Professional services	1,453	1,315
Equipment	1,010	966
Business development	506	562
FDIC assessment	1,111	1,088
Other operating expenses	3,207	2,466

Total non interest expense	20,450	18,454

Income Before Income Taxes	6,786	6,943
Income Taxes	1,962	2,088

Net Income	$4,824	$4,855

Basic Earnings Per Common Share	$0.27	$0.28
Diluted Earnings Per Common Share	$0.27	$0.27

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended
	March 31,
	2011	2010

Net Income	$4,824	$4,855

Other comprehensive gain (loss), net of tax:
Net change in unrealized (losses) gains:
Other-than-temporarily impaired securities available for sale:
Total (losses) gains	(773)	(1,757)
Losses recognized in earnings	161	1,772

(Losses) gains recognized in comprehensive income	(612)	15
Income tax effect	251	(6)

Unrealized holding (losses) gains on other-than-temporarily impaired securities available for sale, net of tax	(361)	9

Securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the year	(2,533)	3,214
Income tax effect	989	(1,266)

	(1,544)	1,948

Gains recognized in earnings	—	(68)
Income tax effect	—	27

	—	(41)

Unrealized holding (losses) gains on securities available for sale not other-than-temporarily- impaired , net of tax	(1,544)	1,907

Unrealized holding (loss) gain on securities, net	(1,905)	1,916

Minimum pension liability adjustment	81	102
Income tax effect	(32)	(41)

	49	61

Other comprehensive (loss) income	(1,856)	1,977

Comprehensive Income	$2,968	$6,832

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	March 31,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$41,934	$25,876
Interest earning deposits in banks	198,173	258,280
Federal funds sold	39,511	72,071
Securities available for sale at estimated fair value (amortized cost of $433,991 in 2011 and $440,792 in 2010)	433,721	443,667
Securities held to maturity at amortized cost (estimated fair value of $16,258 in 2011 and $17,272 in 2010)	15,252	16,267
Federal Home Loan Bank of New York (FHLB) Stock	5,378	7,010
Nonperforming loans held for sale	5,506	7,811
Loans (net of allowance for loan losses of $40,287 in 2011 and $38,949 in 2010)	1,774,679	1,689,187
Accrued interest and other receivables	15,158	16,396
Premises and equipment, net	27,233	28,611
Other real estate owned	4,810	11,028
Deferred income taxes, net	26,898	25,043
Bank owned life insurance	26,502	25,976
Goodwill	23,842	23,842
Other intangible assets	2,248	2,454
Other assets	14,428	15,514

TOTAL ASSETS	$2,655,273	$2,669,033

LIABILITIES
Deposits:
Non interest-bearing	$814,755	$756,917
Interest-bearing	1,428,858	1,477,495

Total deposits	2,243,613	2,234,412
Securities sold under repurchase agreements and other short-term borrowings	46,480	36,594
Other borrowings	51,492	87,751
Accrued interest and other liabilities	23,034	20,359

TOTAL LIABILITIES	2,364,619	2,379,116

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 15,000,000; no shares outstanding in 2011 and 2010, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 17,686,063 and 17,665,908 shares in 2011 and 2010, respectively	3,797	3,793
Additional paid-in capital	347,166	346,750
Retained earnings (deficit)	(1,816)	(3,989)
Accumulated other comprehensive income (loss), net	(929)	927
Treasury stock, at cost; 1,299,414 shares in both 2011 and 2010	(57,564)	(57,564)

Total stockholders’ equity	290,654	289,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,655,273	$2,669,033

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2011 and 2010
Dollars in thousands, except share amounts

						Accumulated
						Other
	Number of			Additional	Retained	Comprehensive
	Shares	Common	Treasury	Paid-in	Earnings	Income
	Outstanding	Stock	Stock	Capital	(Deficit)	(Loss)	Total

Balance at January 1, 2011	17,665,908	$3,793	$(57,564)	$346,750	$(3,989)	$927	$289,917
Net income					4,824		4,824
Stock option expense and exercises of stock options, net of tax	20,155	4		416			420
Cash dividends ($0.15 per share)					(2,651)		(2,651)
Accrued benefit liability adjustment						49	49
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						(1,544)	(1,544)
Other-than-temporarily impaired (includes $773 of total losses less $161 of losses recognized in earnings, net of $251 tax)						(361)	(361)

Balance at March 31, 2011	17,686,063	$3,797	$(57,564)	$347,166	$(1,816)	$(929)	$290,654

						Accumulated
						Other
	Number of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2010	16,016,738	$3,463	$(57,564)	$346,297	$2,294	$(812)	$293,678
Net income					4,855		4,855
Stock option expense and exercises of stock options, net of tax	9,054	2		176			178
Cash dividends ($0.19 per share)					(3,686)		(3,686)
Accrued benefit liability adjustment						61	61
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						1,907	1,907
Other-than-temporarily impaired (includes $1,757 of total losses less $1,772 of losses recognized in earnings, net of $(6) tax)						9	9

Balance at March 31, 2010	16,025,792	$3,465	$(57,564)	$346,473	$3,463	$1,165	$297,002

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Three Months
	Ended March 31,
	2011	2010

Operating Activities:
Net income	$4,824	$4,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,451	5,582
Depreciation and amortization	1,001	988
Recognized impairment charge on securities available for sale	161	1,772
Realized gain on security transactions, net	—	(68)
(Gain) loss on other real estate owned	(127)	65
Amortization of premiums on securities, net	666	383
Increase in cash value of bank owned life insurance	(267)	(348)
Amortization of intangible assets	206	206
Stock option expense and related tax benefits	47	50
Deferred tax benefit	(647)	(1,688)
Decrease (increase) in deferred loan fees, net	72	(560)
Decrease (increase) in accrued interest and other receivables	1,238	(696)
Decrease (increase) in other assets	1,086	(1,363)
Excess tax benefits from share-based payment arrangements	(7)	—
Decrease in accrued interest and other liabilities	2,675	4,301
Decrease in accrued benefit liability adjustment	49	63

Net cash provided by operating activities	16,428	13,542

Investing Activities:
Net decrease (increase) in Federal funds sold	32,560	(19,755)
Decrease in FHLB stock	1,632	—
Proceeds from maturities and paydowns of securities available for sale	52,516	40,636
Proceeds from maturities and paydowns of securities held to maturity	1,015	1,658
Proceeds from sales of securities available for sale	—	4,942
Purchases of securities available for sale	(46,510)	(58,657)
Net (increase) decrease in loans	(88,710)	11,642
Proceeds from sale of other real estate owned	6,345	2,209
Net dispositions (purchases) of premises and equipment	377	(245)
Premiums paid on bank owned life insurance	(259)	(51)

Net cash used in investing activities	(41,034)	(17,621)

Financing Activities:
Net increase in deposits	9,201	112,323
Net decrease in securities sold under repurchase agreements and short-term borrowings	9,886	18,701
Repayment of other borrowings	(36,259)	(6)
Proceeds from exercise of stock options	373	128
Excess tax benefits from share-based payment arrangements	7	—
Cash dividends paid	(2,651)	(3,686)

Net cash (used in) provided by financing activities	(19,443)	127,460

(Decrease) increase in Cash and Due from Banks and interest earning deposits	(44,049)	123,381
Cash and due from banks and interest earning deposits, beginning of period	284,156	166,980

Cash and due from banks and interest earning deposits, end of period	$240,107	$290,361

Supplemental Disclosures:
Interest paid	$3,537	$5,087
Income tax payments	60	1,378
Transfer from loans held for sale back to loan portfolio	2,305	—

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

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. The Bank has 18 branch offices in Westchester County, New York, 10 in New York City, New York, 1 in Rockland County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut.

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

Our principal executive offices are located at 21 Scarsdale Road, Yonkers, New York 10707.

Our principal customers are businesses, professionals, municipalities, not-for-profit organizations and individuals. We are dedicated to providing personalized service to customers and focusing on products and services for selected segments of the market. We believe that our ability to attract and retain customers is due primarily to our focused approach to our markets, our personalized and professional services, our product offerings, our experienced staff, our knowledge of our local markets and our ability to provide responsive solutions to customer needs. We provide these products and services to a diverse range of customers and do not rely on a single large depositor for a significant percentage of deposits. We anticipate that we will continue to expand in our current market and surrounding area through various means which include acquiring other banks and related businesses, adding staff, opening loan production offices and continuing to open new branch offices.

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2011 and December 31, 2010 and the results of its operations, comprehensive income, cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2011 and 2010. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the fair value of securities available for sale, the determination of other-than-temporary impairment of investments and the carrying amounts of goodwill and deferred tax assets. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

Intercompany items and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010 and notes thereto.

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

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans, and a formula component which addresses historical loan loss experience together with other relevant risk factors affecting the portfolio. This methodology applies to all loan classes.

Risk characteristics of the Company’s portfolio classes include the following:

Commercial Real Estate Loans — In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loan. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan, or a decline in general economic conditions. Where the owner occupies the property, the Company also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied. These types of loans may involve greater risks than other types of lending, because payments on such loans are often dependent upon the successful operation of the business involved, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions affecting the borrowers’ business.

Construction Loans  — Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. Most non-residential construction loans require pre-approved permanent financing or pre-leasing by the company or another bank providing the permanent financing.

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

Residential Real Estate Loans — Various loans secured by residential real estate properties are offered by the Company, including 1-4 family residential mortgages, multi-family residential loans and a variety of home equity line of credit products. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

Commercial and Industrial Loans  — The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

Lease Financing and Other Loans  — The Company originates lease financing transactions which are primarily conducted with businesses, professionals and not-for-profit organizations and provide financing principally for office equipment, telephone systems, computer systems, energy saving improvements and other special use equipment. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business. The Company also offers installment loans and reserve lines of credit to individuals. Repayment of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place an emphasis on originating these types of loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Stock-Based Compensation — On May 27, 2010, at the Company’s Annual Meeting of Shareholders, the Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan was approved. The purpose of the 2010 Plan is to provide additional incentive to directors, officers, key employees, consultants and advisors of the Company and its subsidiaries. Included in the provisions of the 2010 Plan, the Company may grant eligible employees, including directors, consultants and advisors, incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other types of awards. The 2010 Plan provides for the issuance of up to 1,210,000 shares of the Company’s common stock. Prior to the adoption of the 2010 Plan, the Company had stock option plans that provided for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Under the prior plans options were granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant, vested over various periods ranging from immediate to five years from date of grant, and had expiration dates of up to ten years from the date of grant.

Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Compensation costs related to share based payment transactions are expensed over their respective vesting periods. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 7 “Stock-Based Compensation” herein for additional discussion.

Earnings per Common Share — The “Earnings per Share,” topic of the FASB Accounting Standards Codification establishes standards for computing and presenting earnings per share. The statement requires disclosure of basic earnings per common share (i.e. common stock equivalents are not considered) and diluted earnings per common share (i.e. common stock equivalents are considered using the treasury stock method) on the face of the statement of income, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting of stock options, had been issued.

3.	Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$3,001	$10	—	$3,011
Mortgage-backed securities — residential	300,568	5,310	$1,902	303,976
Obligations of states and political subdivisions	108,207	4,443	9	112,641
Other debt securities	12,144	2	8,562	3,584

Total debt securities	423,920	9,765	10,473	423,212
Mutual funds and other equity securities	10,071	556	118	10,509

Total	$433,991	$10,321	$10,591	$433,721

		Gross Unrecognized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities — residential	$10,116	$682	$1	$10,797
Obligations of states and political subdivisions	5,136	325	—	5,461

Total	$15,252	$1,007	$1	$16,258

December 31, 2010

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$3,001	$11	—	$3,012
Mortgage-backed securities — residential	303,479	6,648	$587	309,540
Obligations of states and political subdivisions	111,912	4,170	1	116,081
Other debt securities	12,329	—	7,956	4,373

Total debt securities	430,721	10,829	8,544	433,006
Mutual funds and other equity securities	10,071	706	116	10,661

Total	$440,792	$11,535	$8,660	$443,667

		Gross Unrecognized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities — residential	$11,131	$700	$1	$11,830
Obligations of states and political subdivisions	5,136	306	—	5,442

Total	$16,267	$1,006	$1	$17,272

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $11,578 and $3,016, respectively, at March 31, 2011. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at March 31, 2011 with ratings ranging from Caa1 to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities. Significant inputs to the cash flow models used in determining credit related other-than-temporary impairment losses on pooled trust preferred securities as of March 31, 2011 included the following:

Annual prepayment	1.0%
Projected specific defaults/deferrals	27.1% - 73.6%
Projected severity of loss on specific defaults/deferrals	50.0% - 87.1%
Projected additional defaults:
Year 1	2.0%
Year 2	1.0%
Thereafter	0.25%
Projected severity of loss on additional defaults	85.0%
Present value discount rates	3m LIBOR + 1.60% - 2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$9,110	$6,557
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	161	1,615
Credit related impairment not previously recognized	—	158

Balance at end of period	$9,271	$8,330

During the three month period ended March 31, 2011, pretax OTTI losses of $82, $38, $24, $16 and $1, respectively, were recognized on five pooled trust preferred securities which prior to the 2011 charges had book values of $2,208, $949, $5,583, $2,180 and $656, respectively. These OTTI losses resulted from adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$104,979	$1,898	$2,354	$4	$107,333	$1,902
Obligations of states and political subdivisions	1,630	9	—	—	1,630	9
Other debt securities	—	—	3,016	8,562	3,016	8,562

Total debt securities	106,609	1,907	5,370	8,566	111,979	10,473
Mutual funds and other equity securities	25	6	82	112	107	118

Total temporarily impaired securities	$106,634	$1,913	$5,452	$8,678	$112,086	$10,591

Classified as Held to Maturity
Mortgage-backed securities — residential	$354	$1	—	—	$354	$1

Total temporarily impaired securities	$354	$1	—	—	$354	$1

December 31, 2010

	Duration of Unrealized Loss
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$72,105	$587	—	—	$72,105	$587
Obligations of states and political subdivisions	461	1	—	—	461	1
Other debt securities	—	—	$4,193	$7,956	4,193	7,956

Total debt securities	72,566	588	4,193	7,956	76,759	8,544
Mutual funds and other equity securities	—	—	118	116	118	116

Total temporarily impaired securities	$72,566	$588	$4,311	$8,072	$76,877	$8,660

Classified as Held to Maturity
Mortgage-backed securities — residential	$400	$1	—	—	$400	$1

Total temporarily impaired securities	$400	$1	—	—	$400	$1

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 115 and 90, respectively, at March 31, 2011 and December 31, 2010. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2011. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at March 31, 2011.

At March 31, 2011 and December 31, 2010, securities having a stated value of approximately $307,000 and $310,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The contractual maturity of all debt securities held at March 31, 2011 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(000’s)

Contractual Maturity
Within 1 year	$10,280	$10,027	—	—
After 1 but within 5 years	33,505	35,123	$5,136	$5,461
After 5 years but within 10 years	64,265	67,258	—	—
After 10 years	15,302	6,828	—	—
Mortgage-backed Securities — residential	300,568	303,976	10,116	10,797

Total	$423,920	$423,212	$15,252	$16,258

4.  Loans

The loan portfolio is comprised of the following:

	March 31,	December 31,
	2011	2010
	(000’s)

Real Estate:
Commercial	$821,959	$796,253
Construction	168,567	174,369
Residential	548,346	467,326
Commercial & Industrial	234,742	245,263
Lease Financing and other	45,539	49,040

Total	1,819,153	1,732,251
Deferred loan fees, net	(4,187)	(4,115)
Allowance for loan losses	(40,287)	(38,949)

Loans, net	$1,774,679	$1,689,187

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment for the three month periods ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of year	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Charge-offs	(5,255)	(156)	(736)	(2,195)	(2,168)	—
Recoveries	1,142	238	139	554	205	6

Net Charge-offs	(4,113)	82	(597)	(1,641)	(1,963)	6
Provision for loan losses	5,451	(145)	587	2,749	2,288	(28)

Net change during the period	1,338	(63)	(10)	1,108	325	(22)

Balance at end of period	$40,287	$16,673	$7,130	$10,959	$4,615	$910

	March 31, 2010
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of year	$38,645	$15,273	$5,802	$9,706	$7,326	$538

Charge-offs	(4,894)	(114)	(112)	(4,396)	(249)	(23)
Recoveries	30	—	—	6	18	6

Net Charge-offs	(4,864)	(114)	(112)	(4,390)	(231)	(17)
Provision for loan losses	5,582	1,671	1,258	3,456	(799)	(4)

Net change during the period	718	1,557	1,146	(934)	(1,030)	(21)

Balance at end of year	$39,363	$16,830	$6,948	$8,772	$6,296	$517

Impaired loans as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011			December 31, 2010
	Unpaid		Allowance for	Unpaid		Allowance for
	Principal	Recorded	Loan Losses	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$26,439	$25,055	—	$22,714	$21,166	—
Construction	14,416	11,482	—	16,985	11,868	—
Residential	17,376	13,224	—	11,476	7,223	—
Commercial & industrial	7,703	5,523	—	5,543	4,538	—
Lease financing & other	645	388	—	651	393	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Construction	3,821	3,822	$850	3,821	3,821	$850
Residential	521	521	19	521	521	17
Commercial & industrial	289	289	68	25	25	25
Lease financing & other	—	—	—	—	—	—

Total loans	$71,210	$60,304	$937	$61,736	$49,555	$892

The Company classifies all loans considered to be troubled debt restructurings (“TDRs”) as impaired. Impaired loans as of March 31, 2011 and December 31, 2010 included $20,311 and $17,236, respectively, of loans considered to be TDRs. At March 31, 2011 and December 31, 2010, one TDR with a carrying amount of $5,871 was on accrual status and performing in accordance with its modified terms. All other TDRs as of March 31, 2011 and December 31, 2010 were on nonaccrual status. The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan.

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$39,350	$16,673	$6,280	$10,940	$4,547	$910
Individually evaluated for impairment	937	—	850	19	68	—

Total ending balance of allowance	$40,287	$16,673	$7,130	$10,959	$4,615	$910

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,758,849	$796,904	$153,263	$534,601	$228,930	$45,151
Individually evaluated for impairment	60,304	25,055	15,304	13,745	5,812	388

Total ending balance of loans	$1,819,153	$821,959	$168,567	$548,346	$234,742	$45,539

	December 31, 2010
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$38,057	$16,736	$6,290	$9,834	$4,265	$932
Individually evaluated for impairment	892	—	850	17	25	—

Total ending balance of allowance	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,682,696	$775,087	$158,680	$459,582	$240,700	$48,647
Individually evaluated for impairment	49,555	21,166	15,689	7,744	4,563	393

Total ending balance of loans	$1,732,251	$796,253	$174,369	$467,326	$245,263	$49,040

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
		Past Due		Past Due
		90 Days		90 Days
		and Still		and Still
	Non-Accrual	Accruing	Non-Accrual	Accruing

Loans:
Commercial Real Estate:
Owner occupied	$4,660	—	$1,942	$292
Non owner occupied	14,524	—	13,353	—
Construction:
Commercial	5,372	—	4,477	1,323
Residential	9,933	—	11,212	—
Residential:
Multifamily	5,429	—	1,437	—
1-4 family	5,092	—	4,649	—
Home equity	3,224	—	1,658	10
Commercial & Industrial	5,546	—	4,563	—
Other:
Lease financing and other	653	—	393	—
Overdrafts	—		—

Total	$54,433	—	$43,684	$1,625

The following table presents the aging of the recorded investment in loans (including past due and non-accrual loans) as of March 31, 2011 and December 31, 2010 by class of loans (in thousands):

	March 31, 2011
				90 days
		31-59 Days	60-89 Days	or more	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Loans:
Commercial Real Estate:
Owner occupied	$316,746	$2,496	$2,013	$3,328	$7,837	$308,909
Non owner occupied	505,213	3,610	—	14,524	18,134	487,079
Construction:
Commercial	102,048	—	1,792	3,580	5,372	96,676
Residential	66,519	—	—	9,933	9,933	56,586
Residential:
Multifamily	248,566	—	—	5,429	5,429	243,137
1- 4 family	181,900	445	985	5,007	6,437	175,463
Home equity	117,880	559	893	3,224	4,676	113,204
Commercial & Industrial	234,742	3,014	1,434	4,165	8,613	226,129
Other:
Lease financing and other	43,251	109	55	584	748	42,503
Overdrafts	2,288	—	—	—	—	2,288

Total	$1,819,153	$10,233	$7,172	$49,774	$67,179	$1,751,974

	December 31, 2010
				90 days
		31-59 Days	60-89 Days	or more	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Loans:
Commercial Real Estate:
Owner occupied	$317,926	$100	$3,204	$2,234	$5,538	$312,388
Non owner occupied	478,327	4,199	7,014	8,899	20,112	458,215
Construction:
Commercial	104,466	—	2,913	5,799	8,712	95,754
Residential	69,903	—	3,821	7,390	11,211	58,692
Residential:
Multifamily	152,295	1,160	1,132	1,437	3,729	148,566
1-4 family	187,728	1,096	2,064	4,211	7,371	180,357
Home equity	127,303	721	1,240	1,657	3,618	123,685
Commercial & Industrial	245,263	2,258	738	2,414	5,410	239,853
Other:
Lease financing and other	45,096	219	70	323	612	44,484
Overdrafts	3,944	—	—	—	—	3,944

Total	$1,732,251	$9,753	$22,196	$34,364	$66,313	$1,665,938

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

The following table presents the risk category by class of loans as of March 31, 2011 and December 31, 2010 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed (in thousands):

	March 31, 2011
			Special
	Total	Pass	Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$316,746	$240,205	$32,715	$43,826	—
Non owner occupied	505,214	424,707	32,371	48,136	—
Construction:
Commercial	102,048	71,701	11,699	18,648	—
Residential	66,519	45,621	—	20,898	—
Residential:
Multifamily	248,566	230,130	8,498	9,938	—
1-4 family	89,521	67,451	9,750	12,320	—
Home equity	7,117	316	—	6,801	—
Commercial & Industrial	235,568	215,698	5,875	13,995	—
Other:
Lease Financing & Other	40,794	39,243	515	1,036	—

Total loans	$1,612,093	$1,335,072	$101,423	$175,598	—

	December 31, 2010
			Special
	Total	Pass	Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$317,926	$247,210	$25,164	$45,552	$—
Non owner occupied	478,327	406,949	42,552	25,826	3,000
Construction:
Commercial	104,466	79,861	5,426	19,179	—
Residential	69,903	48,777	—	21,126	—
Residential:
Multifamily	152,295	139,725	2,620	9,950	—
1-4 family	91,761	67,401	12,342	12,018	—
Home equity	12,135	6,715	249	5,171	—
Commercial & Industrial	245,262	218,088	11,559	15,615	—
Other:
Lease Financing & Other	43,570	41,502	332	1,736	—

Total loans	$1,515,645	$1,256,228	$100,244	$156,173	$3,000

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents the delinquency categories by class of loans as of March 31, 2011 and December 31, 2010 for loans evaluated for risk in groups of homogeneous loans (in thousands):

	March 31, 2011
				90 Days
		31-59 Days	60-89 Days	Or More	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Residential:
1-4 family	$92,379	$163	$894	—	$1,057	$91,322
Home equity	110,763	114	893	—	1,007	109,756
Other:
Other loans	1,630	—	—	—	—	1,630
Overdrafts	2,288	—	—	—	—	2,288

Total loans	$207,060	$277	$1,787	—	$2,064	$204,996

	December 31, 2010
				90 Days
		31-59 Days	60-89 Days	Or More	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Residential:
1-4 family	$95,968	$1,090	$413	—	$1,503	$94,465
Home equity	115,167	342	—	—	342	114,825
Other:
Other loans	1,527	—	—	—	—	1,527
Overdrafts	3,944	—	—	—	—	3,944

Total loans	$216,606	$1,432	$413	—	$1,845	$214,761

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the three month periods ended March 31, 2011 and 2010 (in thousands):

						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Three months ended March 31, 2011:
Average recorded investment in impaired loans	$54,929	$23,111	$15,497	$10,742	$5,188	$391

Interest income recognized during impairment	$59	$59	$—	$—	$—	$—

Three months ended March 31, 2010:
Average recorded investment in impaired loans	$60,138	$25,625	$13,762	$16,687	$2,407	$1,657

Interest income recognized during impairment	$—	$—	$—	$—	$—	$—

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $836 and $2,468, respectively, for the three month periods ended March 31, 2011 and 2010.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(000’s except share data)
Numerator:
Net income (loss) available to common shareholders for basic and diluted earnings per share	$4,824	$4,855
Denominator:
Denominator for basic earnings per common share — weighted average shares	17,678,554	17,624,056
Effect of dilutive securities:
Stock options	64,958	84,765

Denominator for diluted earnings per common share — adjusted weighted average shares	17,743,512	17,708,821

Basic earnings per common share	$0.27	$0.28
Diluted earnings per common share	$0.27	$0.27
Dividends declared per share	$0.15	$0.19

In November 2010, the Company declared a 10% stock dividend. Share and per share amounts for 2010 have been retroactively restated to reflect the issuance of the additional shares.

6.  Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (in thousands).

	Three Months
	Ended
	March 31,
	2011	2010

Service cost	$95	$64
Interest cost	147	139
Amortization of prior service cost	(58)	(48)
Amortization of net loss	139	150

Net periodic pension cost	$323	$305

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2010 Annual Report on Form 10-K that it expected to contribute $612 to the unfunded defined benefit plans during 2011. For the three month period ended March 31, 2011, the Company contributed $196 to these plans.

7.  Stock-Based Compensation

In accordance with the provisions of the Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, approved by the Company’s shareholders on May 27, 2010, the Company may grant eligible employees, including directors, consultants and advisors, incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other types of awards. The 2010 Plan provides for the issuance of up to 1,210,000 shares of the Company’s common stock. Prior to the 2010 Plan, the Company had stock option plans that provided for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Under the prior plans, options were granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant, vested over various periods ranging from immediate to five years from date of grant, and had expiration dates up to ten years from the date of grant.

Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods. There were no stock-based compensation awards granted under either the 2010 Plan or the prior plans during the three month period ended March 31, 2011.

The following table summarizes stock option activity for the three month period ended March 31, 2011:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2010	700,070	$23.93
Granted	—	—
Exercised	(20,155)	18.51
Cancelled or Expired	(10,235)	17.23

Outstanding at March 31, 2011	669,680	24.19	$1,318	3.0

Exercisable at March 31, 2011	638,475	23.47	$1,318	3.1

Available for future grant	1,210,000

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on changes in the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the three month period ended March 31, 2011 or the year ended December 31, 2010.

Net compensation expense of $40 and $150 related to the Company’s stock option plans was included in net income for the three month periods ended March 31, 2011 and 2010, respectively. The total tax effect related thereto was $(1) and $1, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $193 at March 31, 2011. This expense is expected to be recognized over a remaining weighted average period of 1.1 years.

8.	Fair Value

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

The Company’s available for sale securities at March 31, 2011 and December 31, 2010 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at March 31, 2011 Using:
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$3,011	—	$3,011
Mortgage-backed securities — residential	—	303,976	—	303,976
Obligations of states and political subdivisions	—	112,641	—	112,641
Other debt securities	—	568	$3,016	3,584
Mutual funds and other equity securities	—	10,509	—	10,509

Total assets at fair value	—	$430,705	$3,016	$433,721

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$19,833	$19,833
Loans held for sale(2)	—	—	5,506	5,506
Other real estate owned(3)	—	—	4,810	4,810

Total assets at fair value	—	—	$30,149	$30,149

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on March 31, 2011 was $20,770 for which a specific allowance of $937 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loans sales.

(3)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at March 31, 2011 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$3,012	—	$3,012
Mortgage-backed securities — residential	—	309,540	—	309,540
Obligations of states and political subdivisions	—	116,081	—	116,081
Other debt securities	—	686	$3,687	4,373
Mutual funds and other equity securities	—	10,661	—	10,661

Total assets at fair value	—	$439,980	$3,687	$443,667

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$18,594	$18,594
Loans held for sale(2)	—	—	7,811	7,811
Other real estate owned(3)	—	—	11,028	11,028

Total assets at fair value	—	$—	$37,433	$37,433

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2010 was $19,486 for which a specific allowance of $892 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.

(3)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2010 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2011 and 2010:

	Level 3 Assets Measured on a Recurring Basis
	For the three months
	ended March 31,
	2011	2010
	(000’s)

Balance at beginning of period	$3,687	$3,938
Transfers into (out of) Level 3	102	—
Net unrealized gain (loss) included in other comprehensive income	(612)	1,634
Principal payments	—	—
Recognized impairment charge included in the statement of income	(161)	(1,772)

Balance at end of period	$3,016	$3,800

9.  Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2011 and December 31, 2010 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$279.6	$279.6	$356.2	$356.2
Held to maturity securities, and accrued interest	15.3	16.3	16.3	17.3
FHLB Stock	5.4	N/A	7.0	N/A
Loans and accrued interest	1,803.4	1,830.0	1,717.8	1,759.8
Liabilities:
Deposits with no stated maturity and accrued interest	2,070.8	2,070.8	2,047.4	2,047.4
Time deposits and accrued interest	174.1	174.4	188.5	188.9
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	46.5	46.5	36.6	36.6
Other borrowings and accrued interest	51.8	50.0	88.2	85.6

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

10.  Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance has significantly expanded the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update by the Company required enhanced disclosures and did not have a material effect on the Company’s financial condition or results of operations.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption.

Other — Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2011 and December 31, 2010, and the consolidated results of operations for the three month periods ended March 31, 2011 and March 31, 2010. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2010 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2010 Annual Report on Form 10-K.

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

The Company recorded net income for the three month period ended March 31, 2011 of $4.8 million or $0.27 per diluted share, a slight decrease of $0.1 million compared to net income of $4.9 million or $0.27 per diluted share for the same period in the prior year. The per share amount for the 2010 period has been adjusted to reflect the effects of the 10 percent stock dividend issued in December 2010. Earnings remained essentially unchanged in the first three months of 2011, compared to the same period in 2010; with little change in the provision for loan losses which totaled $5.5 million for the three month period ended March 31, 2011, compared to $5.6 million for the same period in the prior year. The provisions in both 2011 and 2010 are reflective of continued weakness in the overall economy necessitating the Company’s decision to follow a more aggressive strategy for problem asset resolution. As part of the revised resolution strategy, the Company continues to reevaluate each problem loan and make a determination of net realizable value based on management’s estimation of the most likely possible outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities.

Total loans increased $86.9 million during the three months ended March 31, 2011 compared to the prior year end. This increase resulted primarily from strong demand for local market multi-family loans and an increase in commercial real estate loans partially offset by decreased loan demand in other sectors of the market; charge-offs and pay downs of existing loans. The Company recognized $4.1 million of net charge-offs during the three month period ended March 31, 2011. The Company has continued to experience a slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed properties, as well as additional increases in delinquent and nonperforming loans in other sectors of the loan portfolio, all of which have been adversely impacted by the economic downturn and decline in the real estate market. The Company, however, continues to provide lending availability to both new and existing customers.

Nonperforming assets increased to $64.7 million at March 31, 2011, compared to $64.1 million at December 31, 2010. Overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Although there is growing evidence that the current economic downturn may have begun to slowly turn around, higher than normal levels of delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans continued during the first quarter of 2011.

Total deposits increased $9.2 million during the three month period ended March 31, 2011, compared to the prior year end. The Company continues to experience significant growth in new customers both in existing branches and new branches added during the last two years. Growth in the first quarter was partially offset by seasonal decreases in certain municipal deposit balances. Proceeds from deposit growth were used to fund loan growth, reduce maturing term borrowings or were retained in liquid investments, principally interest earning bank deposits.

The Company has continued to repay maturing long-term borrowings with liquidity provided primarily by core deposit growth. Additional liquidity from deposit growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to margin compression. This compression has been virtually offset by reinvestment of available liquidity in new loans, primarily local market multi-family loans and a $72.2 million reduction of term borrowings since March 31, 2010, of which $36.3 million occurred in the first quarter of 2011.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, net interest income declined slightly by $0.7 million or 2.5 percent to $27.5 million for the three month period ended March 31, 2011, compared to $28.2 million for the same period in the prior year. The net interest margin of 4.39 percent for the three month period ended March 31, 2011 was essentially unchanged from the 4.40 percent for the same period in the prior year. Tax equivalent basis net interest income declined slightly by $ 1.0 million or 3.4 percent to $28.1 million for the three month period ended March 31, 2011, compared to $29.1 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.6 million for the three month period ended March 31, 2011, compared to $0.9 million for the same period in the prior year.

The Company’s non interest income was $5.2 million for the three month period ended March 31, 2011. This represented an increase of $2.4 million or 85.7 percent compared to $2.8 million for the same period in the prior year. This increase partially resulted from an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of recent improvement in both domestic and international equity markets. Assets under management were approximately $1.6 billion at March 31, 2011 compared to $1.3 billion at March 31, 2010. The overall increases in non interest income also included growth in deposit service charges. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.2 million for the three month period ended March 31, 2011 and $1.8 million for the same period in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. Non interest income for the three month periods ended March 31, 2011 and 2010 also included $0.1 million of net gains and $0.1 million of net losses, respectively, related to sales and revaluations of other real estate owned.

Non interest expense was $20.5 million for the three month period ended March 31, 2011. This represented an increase of $2.0 million or 10.8 percent, compared to $18.5 million for the same period in the prior year. Increases in non interest expense resulted primarily from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, increases in costs associated with problem loan resolution and other real estate owned, investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers.

The Office of the Comptroller of the Currency (“OCC”), which is the primary federal regulator of the Bank, has directed greater scrutiny to banks with higher levels of commercial real estate loans. During the fourth quarter of 2009, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. The Company and HVB have continuously exceeded all required regulatory capital ratios.

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

Results of Operations for the Three Month Periods Ended March 31, 2011 and March 31, 2010

Summary of Results

The Company reported net income of $4.8 million for the three month period ended March 31, 2011, a slight decrease of $0.1 million or 2.0 percent compared to $4.9 million for the same period in the prior year. The slight decrease in net income for the three month period ended March 31, 2011, compared to the same period in the prior year, reflected slightly lower net interest income and higher noninterest expense, partially offset by higher non interest income, a lower provision for loan losses and lower income taxes. Net interest income was slightly lower primarily due to margin compression from the effects of the retention of excess liquidity from deposit growth in short term liquidity portfolios, essentially offset by partial reinvestment of available liquidity in new loans. The provision for loan losses totaled $5.5 million for the three month period ended March 31, 2011, compared to $5.6 million for the same period in the prior year, reflective of continued weakness in the overall economy. Non interest income increased primarily as a result of a $1.6 million decrease in recognized impairment charges related to the Company’s investments in pooled trust preferred securities and increases in fee income from investment advisory and deposit services. Increases in non interest expense resulted primarily from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, increase in costs associated with problem loan resolution and other real estate owned, investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers.

Diluted earnings per share were $0.27 for both the three month period ended March 31, 2011 and March 31, 2010. The prior period per share amount has been adjusted to reflect the 10 percent stock dividend distributed in December 2010. Annualized returns on average stockholders’ equity and average assets were 6.6 percent and 0.7 percent for the three month period ended March 31, 2011, compared to 6.5 percent and 0.7 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were virtually the same at 6.6 percent and 6.5 percent, respectively for the three month periods ended March 31, 2011 and 2010. Adjusted average stockholders’ equity excludes the effects of net unrealized gains, net of tax of $0.4 million and $1.8 million, on securities available for sale for the three month periods ended March 31, 2011 and 2010, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measures more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

  Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2011 and March 31, 2010, as well as total interest and corresponding yields and rates (dollars in thousands):

	Three Months Ended March 31,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(Unaudited)

ASSETS
Interest earning assets:
Deposits in Banks	$276,957	$164	0.24%	$181,154	$93	0.21%
Federal funds sold	44,662	26	0.23	88,102	42	0.19
Securities:(1)
Taxable	339,975	2,950	3.47	362,575	3,687	4.07
Exempt from federal income taxes	115,360	1,786	6.19	169,939	2,631	6.19
Loans, net(2)	1,727,420	26,332	6.10	1,758,302	27,564	6.27

Total interest earning assets	2,504,374	31,258	4.99	2,560,072	34,017	5.32

Non interest earning assets:
Cash & due from banks	41,022			42,009
Other assets	153,212			141,787

Total non interest earning assets	194,234			183,796

Total assets	$2,698,608			$2,743,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$870,155	$1,539	0.71%	$889,697	$2,180	0.98%
Savings	114,769	127	0.44	112,779	128	0.45
Time	184,473	435	0.94	207,127	674	1.30
Checking with interest	280,805	173	0.25	328,819	353	0.43
Securities sold under repo & other s/t borrowings	39,708	47	0.47	66,071	77	0.47
Other borrowings	75,063	844	4.50	123,777	1,498	4.84

Total interest bearing liabilities	1,564,973	3,165	0.81	1,728,270	4,910	1.14

Non interest bearing liabilities:
Demand deposits	819,945			693,881
Other liabilities	22,713			25,573

Total non interest bearing liabilities	842,658			719,454

Stockholders’ equity(1)	290,977			296,144

Total liabilities and stockholders’ equity	$2,698,608			$2,743,868

Net interest earnings		$28,093			$29,107

Net yield on interest earning assets			4.49%			4.55%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.

(2)	Includes loans classified as non-accrual.

(3)	The data contained in the tables has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below.

Average Balances and Interest Rates Non-GAAP Reconciliation to GAAP

	Three Months Ended
	March 31,
	2011	2010
	(000’s)

Total interest earning assets:
As reported	$2,504,935	$2,562,904
Unrealized gain on securities available for sale(1)	561	2,832

Adjusted total interest earning assets	$2,504,374	$2,560,072

Net interest earnings:
As reported	$27,468	$28,186
Adjustment to tax equivalency basis(2)	625	921

Adjusted net interest earnings	$28,093	$29,107

Net yield on interest earning assets:
As reported	4.39%	4.40%
Effects of(1) and(2) above	0.10%	0.15%

Adjusted net yield on interest earning assets	4.49%	4.55%

Average stockholders’ equity:
As reported	$291,426	$297,941
Effects of (1) and (2) above	449	1,797

Adjusted average stockholders’ equity	$290,927	$296,144

  Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2011 and March 31, 2010:

	(000’s)
	Three Month Period Increase
	(Decrease) Due to Change in
	Volume	Rate	Total(1)

Interest income:
Deposits in Banks	$49	$22	$71
Federal funds sold	(21)	5	(16)
Securities:
Taxable	(230)	(507)	(737)
Exempt from federal income taxes	(845)	—	(845)
Loans, net	(484)	(748)	(1,232)

Total interest income	(1,531)	(1,228)	(2,759)

Interest expense:
Deposits:
Money market	(48)	(593)	(641)
Savings	2	(3)	(1)
Time	(74)	(165)	(239)
Checking with interest	(52)	(128)	(180)
Securities sold under repo & other s/t borrowings	(31)	1	(30)
Other borrowings	(590)	(64)	(654)

Total interest expense	(793)	(952)	(1,745)

Decrease in interest differential	$(738)	$(276)	$(1,014)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2011 and 2010.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income, on a tax equivalent basis, declined slightly by $1.0 million or 3.4 percent to $28.1 million for the three month period ended March 31, 2011, compared to $29.1 million for the same period in the prior year. Net interest income was slightly lower due to a decrease in the tax equivalent basis net interest margin to 4.49 percent for the three month period ended March 31, 2011, compared to 4.55 percent for the same period in the prior year, partially offset by a $107.6 million or 12.9 percent increase in the excess of adjusted average interest earning assets over interest bearing liabilities to $939.4 million for the three month period ended March 31, 2011 from $831.8 million for the same period in the prior year.

The Company’s overall asset quality has been adversely affected by the current state of the economy and has continued to experience higher than normal levels of delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans. Changes in the levels of nonperforming loans have a direct impact on net interest income.

The Company has continued to repay maturing long-term borrowings with liquidity provided primarily by core deposit growth. Additional liquidity from deposit growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to margin compression. This compression has been virtually offset by reinvestment of available liquidity in new loans, primarily local market multi-family loans and a $72.2 million reduction of term borrowings since March 31, 2010, of which $36.3 million occurred in the first quarter of 2011.

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

The Company has made efforts throughout the extended period of severe economic uncertainty and fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. The Company continues to increase the number of loans originated with interest rate floors as well as with fixed rates of interest and exercise caution in reinvestment of excess liquidity provided from continued strong deposit growth. These actions are being conducted partially to maintain flexibility in reaction to the continuation of historically low interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets. The result of these efforts has enabled the Company, given the difficulties being encountered in the current economic crisis, to maximize the effective repositioning of its portfolios from both asset and interest rate risk perspectives.

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume decreases in loans, investments and federal funds sold and a lower average yield on interest earning assets, partially offset by a volume increase in interest earning deposits resulted in lower interest income for the three months ended March 31, 2011, compared to the same period in the prior year. Adjusted average interest earning assets for the three month period ended March 31, 2011 decreased $55.7 million or 2.2 percent to $2,504.4 million from $2,560.1 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans decreased $30.9 million or 1.8 percent to $1,727.4 million for the three month period ended March 31, 2011 from $1,758.3 million for the same period in the prior year. The decrease in average net loans reflects the general softness in the availability of loans experienced over the past three years and the Company’s increased emphasis on problem loan resolution. The Company, however, continues to emphasize making new loans, expansion of loan production capabilities and more effective market penetration as evidenced by recent growth in the loan portfolio resulting primarily from strong demand for local market multi-family loans. The average yield on loans was 6.10 percent for the three month period ended March 31, 2011, compared to 6.27 percent for the same period in the prior year. The decline in the average yield resulted primarily from new loans being originated in a lower interest rate environment. As a result, interest income on loans was lower for the three month period ended March 31, 2011, compared to the same period in the prior year, due to lower volume and lower average interest rates.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, decreased $77.2 million or 14.5 percent to $455.3 million for the three month period ended March 31, 2011 from $532.5 million for the same period in the prior year. The decrease in average total securities resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. The decrease in average total securities for the three month period ended March 31, 2011, compared to the same period in the prior year reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations, obligations of state and political subdivisions and FHLB stock, partially offset by a volume increase in other securities. The average tax equivalent basis yield on securities was 4.16 percent for the three month period ended March 31, 2011, compared to 4.75 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three month period ended March 31, 2011, compared to the same period in the prior year, due to lower volume and lower interest rates. Increases and decreases in average FHLB stock results from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $1.7 million or 34.7 percent to $3.2 million for the three month period ended March 31, 2011 from $4.9 million for the same period in the prior year. Average interest bearing liabilities decreased $163.3 million or 9.4 percent to $1,565.0 million for the three month period ended March 31, 2011 from $1,728.3 million for the same period in the prior year. The decrease in average interest bearing liabilities for the three month period ended March 31, 2011, compared to the same period in the prior year, was due to volume decreases in interest bearing demand deposits, time deposits, securities sold under repurchase agreements and other short-term borrowings and other borrowings. The decreases in interest bearing deposits were more than offset by increases in noninterest bearing demand deposits. The decreases in average short-term and other borrowings for the three month period ended March 31, 2011, compared to the same period in the prior year, resulted from management’s decision to utilize available cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 0.81 percent for the three month period ended March 31, 2011, compared to 1.14 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three month period ended March 31, 2011, compared to the same period in the prior year due to lower interest rates and lower volume.

Average non interest bearing demand deposits increased $126.0 million or 18.2 percent to $819.9 million for the three month period ended March 31, 2011 from $693.9 million for the same period in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2011 and 2010 is as follows:

	Three Month
	Period Ended
	March 31,
	2011	2010

Average interest rate on:
Total average interest earning assets	4.99%	5.32%
Total average interest bearing liabilities	0.81%	1.14%
Total interest rate spread	4.18%	4.18%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. The interest rate spread was unchanged for the three month period ended March 31, 2011, compared to the prior year period. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $5.5 million for the three month period ended March 31, 2011, compared to $5.6 million for the same period in the prior year. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Allowance for loan losses” for further discussion.

Non Interest Income

The Company’s non interest income was $5.2 million for the three month period ended March 31, 2011. This represented an increase of $2.4 million or 85.7 percent compared to $2.8 million for the same period in the prior year. This increase partially resulted from an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of recent improvement in both domestic and international equity markets. Assets under management were approximately $1.6 billion at March 31, 2011 compared to $1.3 billion at

March 31, 2010. The overall increases in non interest income also included growth in deposit service charges. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.2 million for the three month period ended March 31, 2011, compared to $1.8 million for the same period in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has continued to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. Non interest income for the three month periods ended March 31, 2011 and 2010 also included $0.1 million of net gains and $0.1 million of net losses, respectively, related to sales and revaluations of other real estate owned.

Non Interest Expense

Non interest expense was $20.5 million for the three month period ended March 31, 2011 which was an increase of $2.0 million or 10.8 percent from $18.5 million for the three month period ended March 31, 2010. Increases in non interest expense resulted primarily from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, increase in costs associated with problem loan resolution and other real estate owned, investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers.

Salaries and employee benefits, the largest component of non interest expense, increased $0.9 million or 9.1 percent to $10.8 million as compared to $9.9 million for the same period in the prior year. The increase primarily resulted from merit increases, the reinstatement of an incentive compensation plan and additional personnel added to accommodate growth.

Occupancy expense totaled $2.3 million for the three month period ended March 31, 2011 which was a slight increase of $0.1 million or 4.5 percent as compared to $2.2 million for the same period in the prior year. The slight increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services expense totaled $1.5 million for the three month period ended March 31, 2011 which was an increase of $0.2 million or 15.4 percent as compared to $1.3 million for the same period in the prior year. The increase was primarily due to costs related to the engagement of consultants to assist with new systems implementations.

Equipment expense totaled $1.0 million for the three month period ended March 31, 2011 which was unchanged from the same period in the prior year.

Business development expense was $0.5 million for the three month period ended March 31, 2011 which was a decrease of $0.1 million or 16.7 percent as compared to $0.6 million for the same period in the prior year. The decrease resulted for reduced participation in business development events and an anticipated reduction in the cost of the Company’s annual and quarterly reports.

The FDIC assessment for the three period ended March 31, 2011 totaled $1.1 million which was unchanged as compared to the same period in the prior year.

Significant changes, more than 5 percent, in other components of non interest expense for the three month period ended March 31, 2011 compared to March 31, 2010, were due to the following:

•	Decrease of $143,000 (145.9%), in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies due partially offset by increases in banker’s professional and automobile insurance costs,

•	Decrease of $36,000 (14.9%) respectively, in stationery and printing costs, due to continued cost saving measures and decreased consumption,

•	Decrease of $40,000 (22.1%) in communications expense due to continued cost saving measures,

•	Decrease of $199,000 (33.0%) in other loan expenses primarily due to fluctuations in costs associated with the disposition and management of properties held as other real estate owned and asset recovery costs,

•	Increase of $316,000 (37.9%) in outside services, due to outsourcing of several data processing and electronic services functions,

•	Increase of $76,000 (135.7%) in dues and meetings due to increased participation in such events.

Income Taxes

Income taxes of $2.0 million and $2.1 million, respectively, were recorded in the three month periods ended March 31, 2011 and March 31, 2010, respectively. The Company’s overall effective tax rate was of 28.9 percent for the three month period ended March 31, 2011 compared to 30.1 percent for the same period in the prior year. The 2011 effective rate primarily due to the fact that tax-exempt income represented a higher percentage of pretax income in 2011 compared to 2010. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Assets

The Company had total assets of $2,655.3 million at March 31, 2011, a slight decrease of $13.7 million or 0.5 percent from $2,669.0 million at December 31, 2010. The decrease resulted primarily from the repayment of $36.3 million of maturing term borrowings which was partially offset by deposit growth.

Cash and Due from Banks

Cash and due from banks was $240.1 million at March 31, 2011, a decrease of $44.1 million or 15.5 percent from $284.2 million at December 31, 2010. Included in cash and due from banks is interest earning deposits of $198.2 million at March 31, 2011 and $258.3 million at December 31, 2010.

Federal Funds Sold

Federal funds sold totaled $39.5 million at March 31, 2011, a decrease of $32.6 million or 45.2 percent from $72.1 million at December 31, 2010. The decrease was a result of deposit growth and investment paydowns being deployed into loans or utilized for the repayment of term borrowings.

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

The securities portfolio, which consists of various debt and equity securities, totaled $449.0 million at March 31, 2011, a decrease of $11.0 million or 2.4 percent from $460.0 million at December 31, 2010. FHLB stock totaled $5.4 million at March 31, 2011 and $7.0 million at December 31, 2010.

Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities the Company has the ability and positive intent to hold until maturity. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. The available for sale portfolio totaled $433.7 million at March 31, 2011 which was a decrease of $10.0 million or 2.3 percent from $443.7 million at December 31, 2010. The held to maturity portfolio totaled $15.3 million at March 31, 2011, which was a decrease of $1.0 million or 6.1 percent from $16.3 million at December 31, 2010.

U.S. Treasury and government agency obligations classified as available for sale totaled $3.0 million at March 31, 2011, which was unchanged from $3.0 million at December 31, 2010. There were no U.S. Treasury or government agency obligations classified as held to maturity at March 31, 2011 or at December 31, 2010.

Mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), classified as available for sale totaled $304.0 million at March 31, 2011, a decrease of $5.5 million or 1.8 percent from $309.5 million at December 31, 2010. The decrease was due to maturities and principal paydowns of $47.9 million and other changes of $3.2 million which were partially offset by purchases of $45.6 million. Mortgage-backed securities, including CMO’s, classified as held to maturity totaled $10.1 million at March 31, 2011, a decrease of $1.0 million or 9.0 percent from $11.1 million at December 31, 2010. The decrease was due to maturities and principal paydowns of $1.0 million.

Obligations of state and political subdivisions classified as available for sale totaled $112.6 million at March 31, 2011, a decrease of $3.5 million or 3.0 percent from $116.1 million at December 31, 2010. The decrease was a result of maturities and calls of $4.5 million which was partially offset by purchases of $0.8 million and other increases of $0.2 million. Obligations of state and political subdivisions classified as held to maturity totaled $5.1 million at both March 31, 2011 and December 31, 2010. The combined available for sale and held to maturity obligations of state and political subdivisions at March 31, 2011 were comprised of approximately 83 percent of New York State political subdivisions and 17 percent of a variety of other states and their subdivisions all with diversified maturity dates. The Company considers such securities to have favorable tax equivalent yields.

Other debt securities classified as available for sale decreased $0.8 million or 18.2 percent, to $3.6 million at March 31, 2010 from $4.4 million at December 31, 2010. The decrease was due to other changes of $0.7 million and maturities and calls of $0.1 million. Included in other changes were $0.2 million of OTTI losses related to the Company’s investments in pooled trust preferred securities. These pooled trust preferred securities, which had an aggregate cost basis of $11.6 million as of both March 31, 2011 and December 31, 2010, have suffered severe declines in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities. There were no other debt securities classified as held to maturity at March 31, 2011 or at December 31, 2010.

Mutual funds and other equity securities classified as available for sale totaled $10.5 million at March 31, 2011, a decrease of $0.2 million or 1.9 percent from $10.7 million at December 31, 2010. The decrease was due to other changes of $0.2 million. There were no mutual funds of other equity securities classified as held to maturity at March 31, 2011 or at December 31, 2010.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $5.4 million at March 31, 2011 and $7.0 million at December 31, 2010.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2011 or December 31, 2010.

Loans

Net loans totaled $1,774.7 million at March 31, 2011, an increase of $85.5 million or 5.1 percent from $1,689.2 million at December 31, 2010. The increase resulted principally from a $81.0 million increase in residential loans and a $25.7 million increase in commercial real estate loans which was partially offset by a $10.6 million decrease in commercial and industrial loans, a $5.8 million decrease in construction loans and $3.5 million decrease in lease financing and other loans. The significant increase in residential loans was primarily the result of strong demand for local market multi-family loans which increased by $96.3 million during the three month period ended March 31, 2011. The Company expects to increase its focus on multi-family loans originated in the New York City area.

The loan portfolio is comprised of the following:

	March 31,	December 31,
	2011	2010
	(000’s)

Real Estate:
Commercial	$821,959	$796,253
Construction	168,567	174,369
Residential	548,346	467,326
Commercial and industrial	234,742	245,263
Lease financing and other	45,539	49,040

Total	1,819,153	1,732,251
Deferred loan fees, net	(4,187)	(4,115)
Allowance for loan losses	(40,287)	(38,949)

Loans, net	$1,774,679	$1,689,187

The following table illustrates the trend in nonperforming assets, delinquency and net charge-offs from March 2010 to March 2011 (in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	$292	—	—	$7,061
Construction	—	1,323	—	—	—
Residential	—	—	$197	$342	1,048

Total Real Estate	—	1,615	197	342	8,109
Commercial & Industrial	—	10	—	65	394
Lease Financing and Individuals	—	—	—	41	1

Total Loans Past Due 90 Days or More and Still Accruing	—	1,625	197	448	8,504

Non-Accrual Loans:
Real Estate:
Commercial	$19,184	15,295	14,672	27,312	30,292
Construction	15,305	15,689	14,405	19,566	17,466
Residential	13,745	7,744	10,038	19,967	17,756

Total Real Estate	48,234	38,728	39,115	66,845	65,514
Commercial & Industrial	5,546	4,563	2,410	2,583	3,988
Lease Financing and Individuals	653	393	393	134	184

Total Non-Accrual Loans	54,433	43,684	41,918	69,562	69,686

Other Real Estate Owned	4,810	11,028	9,393	5,578	6,937

Nonperforming Assets excluding loans held for sale	59,243	56,337	51,508	75,588	85,127
Nonperforming loans held for sale	5,506	7,811	21,864	—	—

Total Nonperforming Assets including loans held for sale	$64,749	$64,148	$73,372	$75,588	$85,127

Net charge-offs during quarter	$4,113	$46,223	$16,813	$20,784	$4,864

Nonperforming assets to total assets:
Excluding loans held for sale	2.23%	2.11%	1.82%	2.62%	3.04%
Including loans held for sale	2.44%	2.40%	2.59%	2.62%	3.04%

Non-accrual loans increased $10.7 million to $54.4 million at March 31, 2011 from $43.7 million at December 31, 2010. This increase included the transfer of $2.3 million of nonaccrual commercial real estate loans from the loans held for sale category. There was no interest income on non-accrual loans included in net income for the three month period ended March 31, 2011 and the year ended December 31, 2010. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.8 million and $4.3 million for the three month period ended March 31, 2011 and the year ended December 31, 2010, respectively.

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

During the three month period ended March 31, 2011:

•	Non-accrual commercial real estate loans increased $3.9 million resulting from the transfer of eleven loans totaling $6.5 million, which was partially offset by full charge-off of one loan totaling $0.1 million, payoffs of two loans totaling $2.3 million and principal payments of $0.2 million.

•	Non-accrual construction loans decreased $0.4 million, resulting from the payoff of two loans totaling $1.6 million, full or partial charge-offs taken on seven loans totaling $0.7 million which was partially offset by the transfer of one loan totaling $1.9 million.

•	Non-accrual residential loans increased $6.0 million resulting from the transfer of twelve loans totaling $8.1 million which was partially offset by full or partial charge-offs taken on five loans totaling $2.1 million.

•	Non-accrual commercial and industrial loans increased $0.9 million resulting from the transfer of ten loans totaling $3.3 million which was partially offset by full or partial charge offs of ten loans totaling $2.2 million, the payoff of one loan totaling $0.1 million and principal payments of $0.1 million.

•	Non-accrual loans to individuals increased $0.2 million resulting from the transfer of one loan totaling $0.2 million.

•	Other real estate owned decreased $6.2 million resulting from the sale of three properties totaling $6.0 million and valuation adjustments of $0.2 million taken on two properties.

At March 31, 2011, there were no loans past due 90 days or more and still accruing and three loans totaling $1.6 million at December 31, 2010. In addition, the Company had $12.7 million and $21.0 million of loans that were 31-89 days delinquent and still accruing at March 31, 2011 and December 31, 2010, respectively.

Loans considered by the Company to be impaired totaled $60.3 million and $49.6 million at March 31, 2011 and December 31, 2010, respectively, for which specific reserves of $0.9 million and $0.8 million had been established.

There were fourteen loans totaling $21.3 million at March 31, 2011 and eight loans totaling $17.2 million at December 31, 2010 that were considered troubled debt restructurings. One loan totaling $5.9 million at both March 31, 2011 and December 31, 2010 was performing in accordance with its restructured terms. The remaining loans which totaled $15.4 million and $11.3 million at March 31, 2011 and December 31, 2010, respectively, are on non-accrual status. At March 31, 2011, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

See Note 2 to the Company’s condensed consolidated financial statements presented in this Form 10-Q for a detailed description of the methodology employed by the Company in determining the specific and formula components of the allowance for loan losses.

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change
	March 31,	During	December 31,
	2011	2011	2010

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	$850	—	$850
Residential	19	$2	17
Commercial and Industrial	68	43	25
Lease Financing and other	—	—	—

Total Specific component	937	45	892

Formula:
Real Estate:
Commercial	$16,673	$(63)	$16,736
Construction	6,280	(10)	6,290
Residential	10,940	1,106	9,834
Commercial and Industrial	4,547	282	4,265
Lease Financing and other	910	(22)	932

Total Formula component	39,350	1,293	38,057

Total Allowance	$40,287		$38,949

Net Change		1,338
Net Charge-offs		4,113

Provision for loan losses		$5,451

		Change
	March 31,	During	December 31,
	2010	2010	2009

Components
Specific:
Real Estate:
Commercial	$855	$855	—
Construction	1,703	1,578	$125
Residential	276	(2,202)	2,478
Commercial and Industrial	131	(365)	496
Lease Financing and other	478	3	475

Total Specific component	3,443	(131)	3,574

Formula:
Real Estate:
Commercial	15,975	702	15,273
Construction	5,245	(432)	5,677
Residential	8,496	1,268	7,228
Commercial and Industrial	6,165	(665)	6,830
Lease Financing and other	39	(24)	63

Total Formula component	35,920	849	35,071

Total Allowance	$39,363		$38,645

Net Change		718
Net Charge-offs		4,864

Provision for loan losses		$5,582

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the three months ended March 31, 2011, the Company recorded $5.3 million of charge-offs, of which $1.6 million were partial charge-offs related to current nonaccrual loans. At March 31, 2011, the Company had $0.9 million of specific reserves allocated to five impaired loans. There were $0.8 million of specific reserves allocated to three impaired loans as of December 31, 2010. The Company’s analyses as of March 31, 2011 and December 31, 2010 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following are the major additional factors which affected the changes in the formula component of the allowance for loan losses at March 31, 2011:

•	Economic and business conditions — Although current indicators clearly show that the economic downturn has begun to turn around, recovery is still expected to be a slow process. There is continued volatility in real estate values, particularly in the Company’s market areas, and the availability of mortgage financing is still limited and nonperforming loans have increased. As a result Company has continued to include additional factors for adverse economic and business conditions in the determination of the formula component of the allowance. The factors were maintained at December 2010 levels based on management’s judgment of limited impact on our portfolio from improvement in major economic indicators due to the continuing lag effect of the economic downturn offsetting the improvements in the economic indicators.

•	Concentration — The primary collateral for the Company’s loans is real estate, particularly commercial real estate. The economic downturn has had a severe negative effect on activity and values throughout the real estate industry, which has heightened risk associated with this concentration. Therefore, consideration of the changes in levels of risk associated with concentrations resulting from adverse conditions in the marketplace is part of the determination of the formula component of the allowance. As result of charge-offs, paydowns and reduced production of new loans, concentrations in construction loans have been significantly reduced, and concentrations in commercial real estate loans have grown slightly. In addition, the Company has significantly increased it’s portfolio of local-area multifamily loans. The additional factor for concentrations in construction loans had already been reduced in late 2010 to reflect reduced balances, therefore, the factor was maintained at the December 2010 level. The additional factor for concentration in commercial real estate was also maintained at the December 2010 level as there was no significant change in the concentration. Due to recent significant increases in balances of multi-family loans, a factor for the new concentration was added for March 31, 2011.

•	Collateral Values — Activity in commercial and residential real estate continues to be extremely soft, and there has been little improvement in values in the Company’s primary market areas. The Company has maintained significant additional factors to compensate for continued weakness in commercial and residential real estate collateral values. As mentioned above, the Company has had significant growth in its residential multi-family portfolio. The significance of the outstanding balances of this new program to the overall residential portfolio, together with the fact that appraisals of the underlying collateral for these loans were conducted after the effects of the economic downturn, resulted in the reduction of the additional factor for collateral value of residential real estate for the March 31, 2011 analysis. Additional collateral value factors for all other parts of the portfolio were maintained at December 2010 levels, as there was no specific evidence of any significant change.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the first quarter of 2011, the lagging effects of the economic downturn within the economy and our local market area have continued. The Company has continued to experience significant charge-offs and the historical loss factor used for determination of the formula component of the allowance, although appearing to have leveled off, continues at a higher than normal level. After considering the level of the historical loss factor and charge-offs recorded in the first quarter of 2011, the additional factor for charge-offs was maintained at December 2010 levels. The additional factors for delinquency and extension risk, which had been reduced in the third quarter of 2010, reflective of general improvement in delinquency levels and changes in portfolio concentrations were also maintained at December 2010 levels as management has to decided to monitor delinquency levels a little longer to ensure recent improvements warrant further adjustment to these factors.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Additional information related to the Company’s allowance for loan losses is contained in Note 4 to the Company’s condensed consolidated financial statements presented in this Form 10-Q.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

  Deposits

Deposits totaled $2,243.6 million at March 31, 2011, an increase of $9.2 million or 0.4 percent from $2,234.4 million at December 31, 2010. The following table presents a summary of deposits at March 31, 2011 and December 31, 2010.

	(000’s)
	March 31,	December 31,
	2011	2010	Increase (Decrease)

Demand deposits	$814,755	$756,917	$57,838
Money market accounts	884,906	862,450	22,456
Savings accounts	113,416	120,238	(6,822)
Time deposits of $100,000 or more	131,487	144,497	(13,010)
Time deposits of less than $100,000	42,485	43,851	(1,366)
Checking with interest	256,564	306,459	(49,895)

Total Deposits	$2,243,613	$2,234,412	$9,201

The Company experienced growth in both new and existing customers, including growth from new branches added during 2009 and 2010 which was partially offset by seasonal decreases in municipal deposits. Proceeds from deposit growth were retained in liquid assets, primarily in interest earning bank deposits.

Borrowings

Total borrowings were $98.0 million at March 31, 2011, a decrease of $26.3 million or 21.2 percent from $124.3 million at December 31, 2010. The decrease resulted from the maturity of FHLB term borrowings of $36.3 million which was partially offset by a $9.9 million increase in short-term repurchase agreements and a $0.1 million increase in other borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $290.7 million at March 31, 2011, an increase of $0.8 million or 0.3 percent from $289.9 million at December 31, 2010. The increase in stockholders’ equity resulted from net income of $4.8 million and net increase related to exercises of stock options of $0.4 million which was partially offset by cash dividends paid on common stock of $2.6 million, and decreases in accumulated other comprehensive income of $1.8 million.

The Company’s and the Bank’s capital ratios at March 31, 2011 and December 31, 2010 are as follows:

			Minimum to be	Enhanced Capital Requirements
	March 31,	December 31,	Considered	Effective
	2011	2010	Well Capitalized	as of December 31, 2009

Leverage ratio:
Company	9.9%	9.6%	5.0%	N/A
HVB	9.1	8.8	5.0	8.0%
Tier 1 capital:
Company	13.5%	13.9%	6.0%	N/A
HVB	12.4	12.8	6.0	10.0%
Total capital:
Company	14.8%	15.2%	10.0%	N/A
HVB	13.7	14.0	10.0	12.0%

During the fourth quarter of 2009, the Office of the Comptroller of the Currency (“‘OCC”) required HVB to maintain, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations.

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

The Company’s liquid assets at March 31, 2011 include cash and due from banks of $41.9 million, $198.2 million of interest earning deposits and Federal funds sold of $39.5 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $108.5 million at March 31, 2011. This represented 24.2 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $248.4 million, or 13.7 percent of loans at March 31, 2011, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of March 31, 2011, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at March 31, 2011. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $947 million of which no balances were outstanding as at March 31, 2011. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at March 31, 2011.

As of March 31, 2011, the Company had qualifying loan and investment securities totaling approximately $350 million which could be utilized under available borrowing programs thereby increasing liquidity.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Company’s obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Company is also obligated under leases or license agreements for certain of its branches and equipment. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end.

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

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 include, but are not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2010 were previously reported in the Company’s 2010 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2011 compared to December 31, 2010.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2011. The Company had no derivative financial instruments in place at March 31, 2011 and December 31, 2010.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2011 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at March 31, 2011, shows a positive cumulative static gap of $145.7 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2011.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	March 31,
Gradual Change in Interest Rates	2011	Policy Limit

+200 basis points	0.8%	(5.0)%
–100 basis points	(1.4)%	(5.0)%

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

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended March 31, 2011, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2010 Annual Report on Form 10-K under “Risk Factors”.

There has been no material changes in such risk factors since the date of such report.

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

May 10, 2011