Form 10-Q
period 2011-06-30
HUDSON VALLEY HOLDING CORP
filed 2011-08-08
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
July 26,
Class	2011
Common stock, par value $0.20 per share	17,695,159

FORM 10-Q

		Page
		No.

PART I — FINANCIAL INFORMATION
ITEM 1	CONDENSED FINANCIAL STATEMENTS	2
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
ITEM 4	CONTROLS AND PROCEDURES	53

PART II — OTHER INFORMATION
ITEM 1A	RISK FACTORS	54
ITEM 6	EXHIBITS	54

SIGNATURES		55
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	June 30,
	2011	2010

Interest Income:
Loans, including fees	$27,941	$27,127
Securities:
Taxable	3,147	3,560
Exempt from Federal income taxes	1,150	1,621
Federal funds sold	23	36
Deposits in banks	201	166

Total interest income	32,462	32,510

Interest Expense:
Deposits	2,290	3,319
Securities sold under repurchase agreements and other short-term borrowings	57	71
Other borrowings	501	1,440

Total interest expense	2,848	4,830

Net Interest Income	29,614	27,680
Provision for loan losses	1,546	28,548

Net interest income (loss) after provision for loan losses	28,068	(868)

Non Interest Income:
Service charges	1,552	1,612
Investment advisory fees	2,753	2,289
Recognized impairment charge on securities available for sale (includes $184 and $1,256 of total losses in 2011 and 2010, respectively, less $141 and $745 of losses on securities available for sale, recognized in other comprehensive income in 2011 and 2010, respectively)	(43)	(511)
Realized gain on securities available for sale, net	—	7
Losses on sales and revaluation of loans held for sale and other real estate owned, net	(1,000)	(1,359)
Other income	569	646

Total non interest income	3,831	2,684

Non Interest Expense:
Salaries and employee benefits	11,263	9,508
Occupancy	2,202	1,911
Professional services	1,749	1,549
Equipment	1,107	969
Business development	590	548
FDIC assessment	686	1,187
Other operating expenses	3,051	2,466

Total non interest expense	20,648	18,138

Income (Loss) Before Income Taxes	11,251	(16,322)
Income Taxes (Benefit)	3,819	(5,367)

Net Income (Loss)	$7,432	$(10,955)

Basic Earnings (Loss) Per Common Share	$0.42	$(0.62)
Diluted Earnings (Loss) Per Common Share	$0.42	$(0.62)

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Six Months Ended
	June 30,
	2011	2010

Interest Income:
Loans, including fees	$54,273	$54,691
Securities:
Taxable	6,097	7,247
Exempt from Federal income taxes	2,311	3,331
Federal funds sold	49	78
Deposits in banks	365	259

Total interest income	63,095	65,606

Interest Expense:
Deposits	4,564	6,654
Securities sold under repurchase agreements and other short-term borrowings	104	148
Other borrowings	1,345	2,938

Total interest expense	6,013	9,740

Net Interest Income	57,082	55,866
Provision for loan losses	6,997	34,130

Net interest income after provision for loan losses	50,085	21,736

Non Interest Income:
Service charges	3,592	3,415
Investment advisory fees	5,359	4,514
Recognized impairment charge on securities available for sale (includes $957 and $3,013 of total losses in 2011 and 2010, respectively, less $753 and $730 of losses on securities available for sale, recognized in other comprehensive income in 2011 and 2010, respectively)	(204)	(2.283)
Realized gain on securities available for sale, net	—	75
Losses on sales and revaluation of loans held for sale and other real estate owned, net	(873)	(1,424)
Other income	1,176	1,180

Total non interest income	9,050	5,477

Non Interest Expense:
Salaries and employee benefits	22,081	19,380
Occupancy	4,547	4,096
Professional services	3,202	2,864
Equipment	2,117	1,935
Business development	1,096	1,110
FDIC assessment	1,797	2,275
Other operating expenses	6,258	4,932

Total non interest expense	41,098	36,592

Income (Loss) Before Income Taxes	18,037	(9,379)
Income Taxes (Benefit)	5,781	(3.279)

Net Income (Loss)	$12,256	$(6,100)

Basic Earnings (Loss) Per Common Share	$0.69	$(0.35)
Diluted Earnings (Loss) Per Common Share	$0.69	$(0.35)

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Income (Loss)	$7,432	$(10,955)	$12,256	$(6,100)

Other comprehensive gain (loss), net of tax:
Net change in unrealized (losses) gains:
Other-than-temporarily impaired securities available for sale:
Total losses	(184)	(1,256)	(957)	(3,013)
Losses recognized in earnings	43	511	204	2,283

Losses recognized in comprehensive income	(141)	(745)	(753)	(730)
Income tax effect	58	305	309	299

Unrealized holding losses on other-than-temporarily impaired securities available for sale, net of tax	(83)	(440)	(444)	(431)

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	333	698	(2,200)	3,914
Income tax effect	(119)	(269)	870	(1,535)

	214	429	(1,330)	2,379

Gains recognized in earnings	—	(7)	—	(75)
Income tax effect	—	3	—	30

	—	(4)	—	(45)

Unrealized holding gains (losses) on securities available for sale not other-than-temporarily- impaired, net of tax	214	425	(1,330)	2,334

Unrealized holding gain (loss) on securities, net	131	(15)	(1,774)	1,903

Minimum pension liability adjustment	74	102	155	204
Income tax effect	(30)	(41)	(62)	(82)

	44	61	93	122

Other comprehensive income (loss)	175	46	(1,681)	2,025

Comprehensive Income (Loss)	$7,607	$(10,909)	$10,575	$(4,075)

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	June 31,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$47,685	$25,876
Interest earning deposits in banks	223,517	258,280
Federal funds sold	36,441	72,071
Securities available for sale at estimated fair value (amortized cost of $461,903, in 2011 and $440,792 in 2010)	461,825	443,667
Securities held to maturity at amortized cost (estimated fair value of $15,464 in 2011 and $17,272 in 2010)	14,484	16,267
Federal Home Loan Bank of New York (FHLB) Stock	4,732	7,010
Nonperforming loans held for sale	4,506	7,811
Loans (net of allowance for loan losses of $41,889 in 2011 and $38,949 in 2010)	1,888,761	1,689,187
Accrued interest and other receivables	13,127	16,396
Premises and equipment, net	27,218	28,611
Other real estate owned	2,370	11,028
Deferred income taxes, net	27,161	25,043
Bank owned life insurance	26,770	25,976
Goodwill	23,842	23,842
Other intangible assets	2,043	2,454
Other assets	13,333	15,514

TOTAL ASSETS	$2,817,815	$2,669,033

LIABILITIES
Deposits:
Non interest-bearing	$857,732	$756,917
Interest-bearing	1,560,659	1,477,495

Total deposits	2,418,391	2,234,412
Securities sold under repurchase agreements and other short-term borrowings	43,673	36,594
Other borrowings	36,484	87,751
Accrued interest and other liabilities	23,581	20,359

TOTAL LIABILITIES	2,522,129	2,379,116

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 15,000,000; no shares outstanding in 2011 and 2010, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares; outstanding 17,689,049 and 17,665,908 shares in 2011 and 2010, respectively	3,798	3,793
Additional paid-in capital	347,245	346,750
Retained earnings (deficit)	2,961	(3,989)
Accumulated other comprehensive income (loss), net	(754)	927
Treasury stock, at cost; 1,299,414 shares in both 2011 and 2010	(57,564)	(57,564)

Total stockholders’ equity	295,686	289,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,817,815	$2,669,033

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2011 and 2010
Dollars in thousands, except share amounts

						Accumulated
						Other
	Number of			Additional	Retained	Comprehensive
	Shares	Common	Treasury	Paid-in	Earnings	Income
	Outstanding	Stock	Stock	Capital	(Deficit)	(Loss)	Total

Balance at January 1, 2011	17,665,908	$3,793	$(57,564)	$346,750	$(3,989)	$927	$289,917
Net income					12,256		12,256
Stock option expense and exercises of stock options, net of tax	23,141	5		495			500
Cash dividends ($0.30 per share)					(5,306)		(5,306)
Accrued benefit liability adjustment						93	93
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						(1,330)	(1,330)
Other-than-temporarily impaired (includes $957 of total losses less $204 of losses recognized in earnings, net of $309 tax)						(444)	(444)

Balance at June 30, 2011	17,689,049	$3,798	$(57,564)	$347,245	$2,961	$(754)	$295,686

						Accumulated
						Other
	Number of			Additional	Retained	Comprehensive
	Shares	Common	Treasury	Paid-in	Earning	Income
	Outstanding	Stock	Stock	Capital	(Deficit)	(Loss)	Total

Balance at January 1, 2010	16,016,738	$3,463	$(57,564)	$346,297	$2,294	$(812)	$293,678
Net loss					(6,100)		(6,100)
Stock option expense and exercises of stock options, net of tax	12,426	2		270			272
Cash dividends ($0.42 per share)					(7,373)		(7,373)
Accrued benefit liability adjustment						122	122
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						2,334	2,334
Other-than-temporarily impaired (includes $3,013 of total losses less $2,283 of losses recognized in earnings, net of $299 tax)						(431)	(431)

Balance at June 30, 2010	16,029,164	$3,465	$(57,564)	$346,567	$(11,179)	$1,213	$282,502

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Six Months
	Ended June 30,
	2011	2010

Operating Activities:
Net income	$12,256	$(6,100)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,997	34,130
Depreciation and amortization	1,979	1,969
Recognized impairment charge on securities available for sale	204	2,283
Realized gain on security transactions, net	—	(75)
(Gain) loss on other real estate owned	(127)	1,424
Amortization of premiums on securities, net	1,259	917
Increase in cash value of bank owned life insurance	(535)	(671)
Amortization of intangible assets	411	411
Stock option expense and related tax benefits	76	99
Deferred tax benefit	(1,001)	(4,780)
Decrease (increase) in deferred loan fees, net	9	(1,031)
Decrease (increase) in accrued interest and other receivables	3,269	(3,872)
Decrease (increase) in other assets	2,181	(283)
Excess tax benefits from share-based payment arrangements	(7)	(6)
Increase (decrease) in accrued interest and other liabilities	3,222	(3)
Decrease in accrued benefit liability adjustment	93	122

Net cash provided by operating activities	30,286	24,534

Investing Activities:
Net decrease (increase) in Federal funds sold	35,630	(23,274)
Decrease in FHLB stock	2,278	784
Proceeds from maturities and paydowns of securities available for sale	124,616	138,973
Proceeds from maturities and paydowns of securities held to maturity	1,784	3,077
Proceeds from sales of securities available for sale	—	4,995
Purchases of securities available for sale	(147,130)	(129,860)
Net (increase) decrease in loans	(204,124)	46,463
Proceeds from sale of other real estate owned	9,635	2,209
Net dispositions (purchases) of premises and equipment	(586)	(542)
Premiums paid on bank owned life insurance	(259)	(259)

Net (cash used) in provided by investing activities	(178,156)	42,566

Financing Activities:
Net increase in deposits	183,979	238,448
Net decrease in securities sold under repurchase agreements and short-term borrowings	7,079	11,428
Repayment of other borrowings	(51,267)	(21,014)
Proceeds from exercise of stock options	424	173
Excess tax benefits from share-based payment arrangements	7	6
Cash dividends paid	(5,306)	(7,373)

Net cash (used in) provided by financing activities	134,916	221,668

(Decrease) increase in Cash and Due from Banks and interest earning deposits	(12,954)	288,768
Cash and due from banks and interest earning deposits, beginning of period	284,156	166,980

Cash and due from banks and interest earning deposits, end of period	$271,202	$455,748

Supplemental Disclosures:
Interest paid	$6,542	$10,106
Income tax payments	2,550	6,703
Transfer from loans held for sale back to loan portfolio	2,305	—
Transfer to other real estate owned	850	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2011 and December 31, 2010 and the results of its operations, comprehensive income for the three and six month periods ended June 30, 2011 and 2010 and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2011 and 2010. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$3,000	$8	—	$3,008
Mortgage-backed securities — residential	337,671	6,238	$2,197	341,712
Obligations of states and political subdivisions	98,968	4,068	—	103,036
Other debt securities	12,193	2	8,703	3,492

Total debt securities	451,832	10,316	10,900	451,248
Mutual funds and other equity securities	10,071	630	124	10,577

Total	$461,903	$10,946	$11,024	$461,825

		Gross Unrecognized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities — residential	$9,347	$659	—	$10,006
Obligations of states and political subdivisions	5,137	321	—	5,458

Total	$14,484	$980	$—	$15,464

December 31, 2010

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$3,001	$11	—	$3,012
Mortgage-backed securities — residential	303,479	6,648	$587	309,540
Obligations of states and political subdivisions	111,912	4,170	1	116,081
Other debt securities	12,329	—	7,956	4,373

Total debt securities	430,721	10,829	8,544	433,006
Mutual funds and other equity securities	10,071	706	116	10,661

Total	$440,792	$11,535	$8,660	$443,667

		Gross Unrecognized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Held to Maturity
Mortgage-backed securities — residential	$11,131	$700	$1	$11,830
Obligations of states and political subdivisions	5,136	306	—	5,442

Total	$16,267	$1,006	$1	$17,272

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $11,626 and $2,923, respectively, at June 30, 2011. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at June 30, 2011 with ratings ranging from Caa1 to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities. Significant inputs to the cash flow models used in determining credit related other-than-temporary impairment losses on pooled trust preferred securities as of June 30, 2011 included the following:

Annual prepayment	1.0%
Projected specific defaults/deferrals	30.6% - 73.6%
Projected severity of loss on specific defaults/deferrals	50.0% - 87.1%
Projected additional defaults:
Year 1	2.0%
Year 2	1.0%
Thereafter	0.25%
Projected severity of loss on additional defaults	85.0%
Present value discount rates	3m LIBOR + 1.60% - 2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the six month period ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$9,110	$6,557
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	204	2,125
Credit related impairment not previously recognized	—	158

Balance at end of period	$9,314	$8,840

During the six month period ended June 30, 2011, pretax OTTI losses of $84, $48, $38, $33 and $1, respectively, were recognized on five pooled trust preferred securities which prior to the 2011 charges had book values of $2,208, $5,583, $949, $2,180 and $656, respectively. These OTTI losses resulted from adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011

	Duration of Unrealized Loss
			Greater than 12
	Less than 12 Months		Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$123,887	$2,197			$123,887	$2,197
Obligations of states and political subdivisions	—	—	—	—	—	—
Other debt securities	—	—	$2,923	8,703	2,923	8,703

Total debt securities	123,887	2,197	2,923	8,703	126,810	10,900
Mutual funds and other equity securities	—	—	226	124	226	124

Total temporarily impaired securities	$123,887	$2,197	$3,149	$8,827	$127,036	$11,024

There were no securities classified as held to maturity in an unrealized loss position at June 30, 2011.

December 31, 2010

	Duration of Unrealized Loss
			Greater than 12
	Less than 12 Months		Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$72,105	$587	—	—	$72,105	$587
Obligations of states and political subdivisions	461	1	—	—	461	1
Other debt securities	—	—	$4,193	$7,956	4,193	7,956

Total debt securities	72,566	588	4,193	7,956	76,759	8,544
Mutual funds and other equity securities	—	—	118	116	118	116

Total temporarily impaired securities	$72,566	$588	$4,311	$8,072	$76,877	$8,660

Classified as Held to Maturity
Mortgage-backed securities — residential	$400	$1	—	—	$400	$1

Total temporarily impaired securities	$400	$1	—	—	$400	$1

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 120 and 90, respectively, at June 30, 2011 and December 31, 2010. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2011. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at June 30, 2011.

At June 30, 2011 and December 31, 2010, securities having a stated value of approximately $318,000 and $310,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The contractual maturity of all debt securities held at June 30, 2011 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(000’s)

Contractual Maturity
Within 1 year	$9,237	$9,266	—	—
After 1 but within 5 years	38,709	40,475	$5,137	$5,458
After 5 years but within 10 years	53,011	55,265	—	—
After 10 years	13,204	4,530	—	—
Mortgage-backed Securities — residential	337,671	341,712	9,347	10,006

Total	$451,832	$451,248	$14,484	$15,464

4.	Loans

The loan portfolio is comprised of the following:

	June 30,	December 31,
	2011	2010
	(000’s)

Real Estate:
Commercial	$844,740	$796,253
Construction	148,440	174,369
Residential	671,638	467,326
Commercial & Industrial	227,008	245,263
Lease Financing and other	42,949	49,040

Total	1,934,775	1,732,251
Deferred loan fees, net	(4,125)	(4,115)
Allowance for loan losses	(41,889)	(38,949)

Loans, net	$1,888,761	$1,689,187

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of period	$40,287	$16,673	$7,130	$10,959	$4,615	$910

Charge-offs	(1,372)	—	(120)	(818)	(376)	(58)
Recoveries	1,428	448	436	465	71	8

Net Charge-offs	56	448	316	(353)	(305)	(50)
Provision for loan losses	1,546	(9)	(1,006)	2,555	(64)	70

Net change during the period	1,602	439	(690)	2,202	(369)	20

Balance at end of period	$41,889	$17,112	$6,440	$13,161	$4,246	$930

	Six Months Ended June 30, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of period	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Charge-offs	(6,627)	(156)	(856)	(3,013)	(2,544)	(58)
Recoveries	2,570	686	575	1,019	276	14

Net (Charge-offs) recoveries	(4,057)	530	(281)	(1,994)	(2,268)	(44)
Provision for loan losses	6,997	(154)	(419)	5,304	2,224	42

Net change during the period	2,940	376	(700)	3,310	(44)	(2)

Balance at end of period	$41,889	$17,112	$6,440	$13,161	$4,246	$930

	Three Months Ended June 30, 2010
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of period	$39,363	$16,830	$6,948	$8,772	$6,296	$517

Charge-offs	(21,075)	(6,572)	(7,362)	(5,679)	(1,376)	(86)
Recoveries	291	—	11	3	274	3

Net Charge-offs	(20,784)	(6,572)	(7,351)	(5,676)	(1,102)	(83)
Provision for loan losses	28,548	10,233	8,809	8,292	1,454	(240)

Net change during the period	7,764	3,661	1,458	2,616	352	(323)

Balance at end of period	$47,127	$20,491	$8,406	$11,388	$6,648	$194

	Six Months Ended June 30, 2010
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of period	$38,645	$15,273	$5,802	$9,706	$7,326	$538

Charge-offs	(25,969)	(6,686)	(7,474)	(10,075)	(1,625)	(109)
Recoveries	321	—	11	9	292	9

Net Charge-offs	(25,648)	(6,686)	(7,463)	(10,066)	(1,333)	(100)
Provision for loan losses	34,130	11,904	10,067	11,748	655	(244)

Net change during the period	8,482	5,218	2,604	1,682	(678)	(344)

Balance at end of period	$47,127	$20,491	$8,406	$11,388	$6,648	$194

Impaired loans as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011			December 31, 2010
	Unpaid		Allowance for	Unpaid		Allowance for
	Principal	Recorded	Loan Losses	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$44,927	$43,542	—	$22,714	$21,166	—
Construction	9,915	8,431	—	16,985	11,868	—
Residential	18,154	13,755	—	11,476	7,223	—
Commercial & industrial	10,730	9,025	—	5,543	4,538	—
Lease financing & other	506	249	—	651	393	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Construction	5,355	5,355	$907	3,821	3,821	$850
Residential	—	—	—	521	521	17
Commercial & industrial	25	25	25	25	25	25
Lease financing & other	—	—	—	—	—	—

Total loans	$89,612	$80,382	$932	$61,736	$49,555	$892

The Company classifies all loans considered to be troubled debt restructurings (“TDRs”) as impaired. Impaired loans as of June 30, 2011 and December 31, 2010 included $39,031 and $17,236, respectively, of loans considered to be TDRs. At June 30, 2011, three TDRs with a carrying amounts of $22,765 were on accrual status and performing in accordance with their modified terms. At December 31, 2010 one TDR with a carrying amount of $5,871 was on accrual status and performing in accordance with its modified terms. All other TDRs as of June 30, 2011 and December 31, 2010 were on nonaccrual status. The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan.

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$40,957	$17,112	$5,533	$13,161	$4,221	$930
Individually evaluated for impairment	932	—	907	—	25	—

Total ending balance of allowance	$41,889	$17,112	$6,440	$13,161	$4,246	$930

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,854,393	$801,199	$134,653	$657,883	$217,958	$42,700
Individually evaluated for impairment	80,382	43,542	13,786	13,755	9,050	249

Total ending balance of loans	$1,934,775	$844,741	$148,439	$671,638	$227,008	$42,949

	December 31, 2010
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$38,057	$16,736	$6,290	$9,834	$4,265	$932
Individually evaluated for impairment	892	—	850	17	25	—

Total ending balance of allowance	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,682,696	$775,087	$158,680	$459,582	$240,700	$48,647
Individually evaluated for impairment	49,555	21,166	15,689	7,744	4,563	393

Total ending balance of loans	$1,732,251	$796,253	$174,369	$467,326	$245,263	$49,040

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
		Past Due		Past Due
		90 Days		90 Days
		and Still		and Still
	Non-Accrual	Accruing	Non-Accrual	Accruing

Loans:
Commercial Real Estate:
Owner occupied	$5,837	—	$1,942	$292
Non owner occupied	14,941	—	13,353	—
Construction:
Commercial	2,932	—	4,477	1,323
Residential	10,853	—	11,212	—
Residential:
Multifamily	5,248	—	1,437	—
1-4 family	4,797	—	4,649	—
Home equity	3,710	—	1,658	10
Commercial & Industrial	9,050	—	4,563	—
Other:
Lease financing and other	249	—	393	—
Overdrafts	—		—

Total	$57,617	—	$43,684	$1,625

The following table presents the aging of the recorded investment in loans (including past due and non-accrual loans) as of June 30, 2011 and December 31, 2010 by class of loans (in thousands):

	June 30, 2011
				90 days
		31-59 Days	60-89 Days	or more	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Loans:
Commercial Real Estate:
Owner occupied	$324,151	—	$2,024	$5,054	$7,078	$317,073
Non owner occupied	520,589	—	2,564	13,438	16,002	504,587
Construction:
Commercial	84,722	—	4,513	2,932	7,445	77,277
Residential	63,718	—	—	10,852	10,852	52,866
Residential:
Multifamily	364,659	—	1,117	4,132	5,249	359,410
1- 4 family	191,460	$313	2,548	4,797	7,658	183,802
Home equity	115,519	1,952	238	3,710	5,900	109,619
Commercial & Industrial	227,008	—	390	9,050	9,440	217,568
Other:
Lease financing and other
Overdrafts	42,949	99	6	249	354	42,595

Total	$1,934,775	$2,364	$13,400	$54,214	$69,978	$1,864,797

	December 31, 2010
				90 days
		31-59 Days	60-89 Days	or more	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Loans:
Commercial Real Estate:
Owner occupied	$317,926	$100	$3,204	$2,234	$5,538	$312,388
Non owner occupied	478,327	4,199	7,014	8,899	20,112	458,215
Construction:
Commercial	104,466	—	2,913	5,799	8,712	95,754
Residential	69,903	—	3,821	7,390	11,211	58,692
Residential:
Multifamily	152,295	1,160	1,132	1,437	3,729	148,566
1-4 family	187,728	1,096	2,064	4,211	7,371	180,357
Home equity	127,303	721	1,240	1,657	3,618	123,685
Commercial & Industrial	245,263	2,258	738	2,414	5,410	239,853
Other:
Lease financing and other	45,096	219	70	323	612	44,484
Overdrafts	3,944	—	—	—	—	3,944

Total	$1,732,251	$9,753	$22,196	$34,364	$66,313	$1,665,938

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

The following table presents the risk category by class of loans as of June 30, 2011 and December 31, 2010 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed (in thousands):

	June 30, 2011
			Special
	Total	Pass	Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$324,151	$245,330	$30,901	$47,920	—
Non owner occupied	520,589	433,987	29,659	56,943	—
Construction:
Commercial	84,722	63,390	11,750	9,582	—
Residential	63,718	42,949	4,111	16,658	—
Residential:
Multifamily	364,659	350,954	2,884	10,821	—
1-4 family	103,170	81,608	7,042	14,520	—
Home equity	7,041	75	—	6,966	—
Commercial & Industrial	227,008	206,238	5,469	15,301	—
Other:
Lease Financing & Other	39,382	38,379	375	628	—

Total loans	$1,734,440	$1,462,910	$92,191	$179,339	—

	December 31, 2010
			Special
	Total	Pass	Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$317,926	$247,210	$25,164	$45,552	—
Non owner occupied	478,327	406,949	42,552	25,826	$3,000
Construction:
Commercial	104,466	79,861	5,426	19,179	—
Residential	69,903	48,777	—	21,126	—
Residential:
Multifamily	152,295	139,725	2,620	9,950	—
1-4 family	91,761	67,401	12,342	12,018	—
Home equity	12,135	6,715	249	5,171	—
Commercial & Industrial	245,262	218,088	11,559	15,615	—
Other:
Lease Financing & Other	43,570	41,502	332	1,736	—

Total loans	$1,515,645	$1,256,228	$100,244	$156,173	$3,000

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents the delinquency categories by class of loans as of June 30, 2011 and December 31, 2010 for loans evaluated for risk in groups of homogeneous loans (in thousands):

	June 30, 2011
				90 Days
		31-59 Days	60-89 Days	Or More	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Residential:
1-4 family	$88,290	$287	—	—	$287	$88,003
Home equity	108,478	1,528	$238	—	1,766	106,712
Other:
Other loans	1,449	2	—	—	2	1,447
Overdrafts	2,118	—	—	—	—	2,118

Total loans	$200,335	$1,817	$238	—	$2,055	$198,280

	December 31, 2010
				90 Days
		31-59 Days	60-89 Days	Or More	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Residential:
1-4 family	$95,968	$1,090	$413	—	$1,503	$94,465
Home equity	115,167	342	—	—	342	114,825
Other:
Other loans	1,527	—	—	—	—	1,527
Overdrafts	3,944	—	—	—	—	3,944

Total loans	$216,606	$1,432	$413	—	$1,845	$214,761

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Three months ended June 30, 2011:
Average recorded investment in impaired loans	$70,344	$34,299	$14,545	$13,750	$7,431	$319

Interest Income recognized during impairment	$59	$59	$—	$—	$—	$—

Three months ended June 30, 2010:
Average recorded investment in impaired loans	$79,850	$32,519	$24,543	$18,861	$2,045	$1,882

Interest Income recognized during impairment	$—	$—	$—	$—	$—	$—

Six months ended June 30, 2011:
Average recorded investment in impaired loans	$62,636	$28,705	$15,021	$12,245	$6,310	$355

Interest income recognized during impairment	$59	$59	$—	$—	$—	$—

Six months ended June 30, 2010:
Average recorded investment in impaired loans	$69,996	$29,072	$19,153	$17,775	$2,226	$1,770

Interest income recognized during impairment	$—	$—	$—	$—	$—	$—

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $1,674 and $4,100, respectively, for the six month periods ended June 30, 2011 and 2010.

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(000’s except share data)

Numerator:
Net income (loss) available to common shareholders for basic and diluted earnings per share	$7,432	$(10,955)	$12,256	$(6,100)
Denominator:
Denominator for basic earnings per common share — weighted average shares	17,689,016	17,631,097	17,683,814	17,627,596
Effect of dilutive securities:
Stock options	59,073	—	61,999	—

Denominator for diluted earnings per common share — adjusted weighted average shares	17,748,089	17,631,097	17,745,813	17,627,596

Basic earnings per common share	$0.42	$(0.62)	$0.69	$(0.35)
Diluted earnings per common share	$0.42	$(0.62)	$0.69	$(0.35)
Dividends declared per share	$0.15	$0.21	$0.30	$0.42

In November 2010, the Company declared a 10% stock dividend. Share and per share amounts for 2010 have been retroactively restated to reflect the issuance of the additional shares. For the three and six month periods ended June 30, 2010, the effects of outstanding stock options were not included in the diluted earning per share calculation as they would have been antidilutive due to the Company’s net loss for the respective periods. At June 30, 2011, the Company had 265,193 anti dilutive options with an average exercise price of $32.34.

6.	Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (in thousands).

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$96	$65	$191	$129
Interest cost	147	144	294	283
Amortization of prior service cost	(58)	(47)	(116)	(95)
Amortization of net loss	139	149	279	299

Net periodic pension cost	$324	$311	$648	$616

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2010 Annual Report on Form 10-K that it expected to contribute $612 to the unfunded defined benefit plans during 2011. For the three and six month periods ended June 30, 2011, the Company contributed $153 and $306, respectively, to these plans.

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

Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods. There were no stock-based compensation awards granted under either the 2010 Plan or the prior plans during the six month period ended June 30, 2011.

The following table summarizes stock option activity for the six month period ended June 30, 2011:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value(1) ($000’s)	Term(Yrs)

Outstanding at December 31, 2010	700,070	$23.93
Granted	—	—
Exercised	(23,141)	18.31
Cancelled or Expired	(17,447)	23.22

Outstanding at June 30, 2011	659,482	24.14	$451	2.8

Exercisable at June 30, 2011	631,301	23.47	$451	2.8

Available for future grant	1,210,000

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on changes in the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the six month period ended June 30, 2011 or the year ended December 31, 2010.

Net compensation expense of $28 and $69 related to the Company’s stock option plans was included in net income for the three and six month periods ended June 30, 2011, respectively. The total tax effect related thereto was $3 and $2, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $137 at June 30, 2011. This expense is expected to be recognized over a remaining weighted average period of 1.0 years.

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

The Company’s available for sale securities at June 30, 2011 and December 31, 2010 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at June 30, 2011 Using:
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$3,008	—	$3,008
Mortgage-backed securities — residential	—	341,712	—	341,712
Obligations of states and political subdivisions	—	103,036	—	103,036
Other debt securities	—	569	$2,923	3,492
Mutual funds and other equity securities	—	10,577	—	10,577

Total assets at fair value	—	$458,902	$2,923	$461,825

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$19,715	$19,715
Loans held for sale(2)	—	—	4,506	4,506
Other real estate owned(3)	—	—	2,370	2,370

Total assets at fair value	—	—	$26,591	$26,591

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on June 30, 2011 was $20,647 for which a specific allowance of $932 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loans sales.

(3)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at June 30, 2011 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$3,012	—	$3,012
Mortgage-backed securities — residential	—	309,540	—	309,540
Obligations of states and political subdivisions	—	116,081	—	116,081
Other debt securities	—	686	$3,687	4,373
Mutual funds and other equity securities	—	10,661	—	10,661

Total assets at fair value	—	$439,980	$3,687	$443,667

Measured on a non-recurring basis:
Impaired loans(1)	—	—	$18,594	$18,594
Loans held for sale(2)	—	—	7,811	7,811
Other real estate owned(3)	—	—	11,028	11,028

Total assets at fair value	—	$—	$37,433	$37,433

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2010 was $19,486 for which a specific allowance of $892 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.

(3)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2010 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2011 and 2010:

	Level 3 Assets Measured on a Recurring Basis
	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(000’s)		(000’s)

Balance at beginning of period	$3,016	$3,800	$3,687	$3,938
Transfers into (out of) Level 3	94	85	196	244
Net unrealized gain (loss) included in other comprehensive income	(141)	(745)	(753)	730
Principal payments	(3)	—	(3)	—
Recognized impairment charge included in the statement of income	(43)	(511)	(204)	(2,283)

Balance at end of period	$2,923	$2,629	$2,923	$2,629

9.	Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2011 and December 31, 2010 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$307.6	$307.6	$356.2	$356.2
Held to maturity securities, and accrued interest	14.6	15.5	16.3	17.3
FHLB Stock	4.7	N/A	7.0	N/A
Loans and accrued interest	1,919.5	1,953.6	1,717.8	1,759.8
Liabilities:
Deposits with no stated maturity and accrued interest	2,251.6	2,251.6	2,047.4	2,047.4
Time deposits and accrued interest	168.0	168.4	188.5	188.9
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	43.7	43.7	36.6	36.6
Other borrowings and accrued interest	36.7	34.8	88.2	85.6

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 became effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption. The adoption of this ASU by the Company is not expected to have a material effect on the Company’s financial condition or results of operations.

Other — Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2011 and December 31, 2010, and the consolidated results of operations for the three and six month periods ended June 30, 2011 and June 30, 2010. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2010 Annual Report on Form 10-K.

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

The Company recorded net income for the three month period ended June 30, 2011 of $7.4 million or $0.42 per diluted share, an increase of $18.4 million compared to a net loss of $11.0 million or $(0.62) per diluted share for the same period in the prior year. Net income for the six month period ended June 30, 2011 was $12.3 million or $0.69 per diluted share, an increase of $18.4 million compared to a net loss of $6.1 million or $(0.35) per diluted share for the same period in the prior year. Per share amounts for the 2010 periods have been adjusted to reflect the effects of the 10 percent stock dividend issued in December 2010.

The increases in earnings resulted primarily from significant decreases in the provision for loan losses which totaled $1.5 million and $7.0 million, respectively, for the three and six month periods ended June 30, 2011, compared to $28.5 million and $34.1 million, respectively, for the same periods in the prior year. The 2011 provisions are significantly lower than those in 2010, however, the provisions in both 2011 and 2010 are reflective of continued weakness in the overall economy necessitating the company’s decision to follow a more aggressive strategy for problem asset resolution. The severity of the decline in real estate values has provided new market opportunities for the disposition of distressed assets as investors search for yield in the current low interest rate environment and our more aggressive policy has begun to take advantage of those opportunities. As part of the revised resolution strategy, the Company continues to reevaluate each problem loan and make a determination of net realizable value based on management’s estimation of the most probable outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities.

Total loans increased $115.6 million and $202.5 million, respectively, during the three and six month period ended June 30, 2011. These increases resulted primarily from strong demand for local market multi-family loans and increases in commercial real estate loans partially offset by decreased loan demand in other sectors of the market, charge-offs and pay downs of existing loans. The Company recognized $4.1 million of net charge-offs during the six month period ended June 30, 2011. The Company has continued to experience a slowdown in payments of certain loans, such as construction loans, whose repayment is often dependent on sales of completed properties, as well as higher than normal levels of delinquent and nonperforming loans in other sectors of the loan portfolio, all of which have been adversely impacted by the economic downturn and decline in the real estate market. The Company, however, continues to provide lending availability to both new and existing customers.

Nonperforming assets increased slightly to $64.5 million at June 30, 2011, compared to $64.1 million at December 31, 2010. Overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Although there is growing evidence that the current economic downturn may have begun to slowly turn around, higher than normal levels of delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans continued during the first half of 2011. Despite recent improvement in most economic indicators, the Company’s loan portfolio continued to be adversely impacted by the effects of severe declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the limited availability of residential mortgage financing, resulted in continued downward pressure on the overall asset quality of the Company’s loan portfolio. In addition, significant increases in filings of bankruptcy and foreclosure proceedings continue to overload the court systems and have resulted in what the Company believes to be unacceptable delays in attempts to obtain title to real estate and other collateral through conventional foreclosure. As a result of these factors, since the second quarter of 2010, the Company has followed the more aggressive strategy for resolving problem assets discussed above including consideration of sales of certain nonperforming loans.

Total deposits increased $184.0 million during the six month period ended June 30, 2011, compared to the prior year end. The Company continued to experience significant growth in new customers both in existing branches and new branches added during the last two years. Proceeds from deposit growth were used to fund loan growth, reduce maturing term borrowings or were retained in liquid investments, principally interest earning bank deposits.

The Company has continued to repay maturing long-term borrowings with liquidity provided primarily by core deposit growth. Additional liquidity from deposit growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to margin compression. This compression has been offset by reinvestment of available liquidity in new loans, primarily local market multi-family loans and a $66.3 million reduction of term borrowings since June 30, 2010, of which $51.3 million occurred in the first half of 2011. The resulting net interest margin of 4.55 percent for the three month period ended June 30, 2011, increased compared to the 4.39 percent for the three month period ended March 31, 2011, and the 4.15 percent for three month period ended June 30, 2010.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $1.6 million or 5.6 percent to $30.2 million for the three month period ended June 30, 2011, compared to $28.6 million for the same period in the prior year. Tax equivalent basis net interest income increased by $0.6 million or 1.0 percent to $58.3 million for the six month period ended June 30, 2011, compared to $57.7 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.6 million and $1.2 million, respectively, for the three and six month periods ended June 30, 2011, compared to $0.9 million and $1.8 million, respectively, for the same periods in the prior year.

The Company’s non interest income was $3.8 million and $9.1 million, respectively, for the three and six month periods ended June 30, 2011. This represented increases of $1.1 million or 40.7 percent and $3.6 million or 65.5 percent, respectively, compared to $2.7 million and $5.5 million, respectively, for the same periods in the prior year. These increases partially resulted from an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of continued improvement in both domestic and international equity markets. Assets under management were approximately $1.5 billion at June 30, 2011 compared to $1.2 billion at June 30, 2010. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.1 million and $0.2 million, respectively, for the three and six month periods ended June 30, 2011 and $0.5 million and $2.3 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has continued to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. Non interest income also included other losses of $1.0 million and $0.9 million, respectively, for the three and six month periods ended June 30, 2011 and $1.4 million and $1.4 million, respectively, for the same periods in the prior year. These losses related to sales and revaluations of other real estate owned and loans held for sale.

Non interest expense was $20.6 million and $41.1 million, respectively, for the three and six month periods ended June 30, 2011. This represented increases of $2.5 million or 13.8 percent and $4.5 million or 12.3 percent, respectively, compared to $18.1 million and $36.6 million, respectively, for the same periods in the prior year. Increases in non interest expense resulted primarily from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, increase in costs associated with problem loan resolution and other real estate owned, investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2011 and June 30, 2010

Summary of Results

The Company recorded net income of $7.4 million or $0.42 per diluted share and $12.3 million or $0.69 per diluted share, respectively, for the three and six month periods ended June 30, 2011, compared to net losses of $11.0 million or $(0.62) per diluted share and $6.1 million or $(0.35) per diluted share for the same periods in the prior year. Per share amounts for the 2010 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2010. The increases in net income for the three and six month periods ended June 30, 2011, compared to the same periods in the prior year, reflected significantly lower provisions for loan losses, higher net interest income and higher non interest income, partially offset by higher non interest expense and higher income taxes. Higher earnings in the 2011 periods, compared to the same periods in the prior year, resulted primarily from significant decreases in the provisions for loan losses which totaled $1.5 million and $7.0 million, respectively, for the three and six month periods ended June 30, 2011, compared to $28.5 million and $34.1 million, respectively, for the same periods in the prior year. The 2011 provisions are significantly lower than those in 2010, however, the provisions in both 2011 and 2010 are reflective of continued weakness in the overall economy necessitating the Company’s decision to follow a more aggressive strategy for problem asset resolution. Net interest income was higher primarily due to reinvestment of excess liquidity into new loans and a lower average cost of funds. Non interest income was higher in 2011, compared to 2010, primarily due to higher investment advisory fees, lower charges for other-than-temporary impairment of available for sale securities, and lower losses on disposition and revaluation of other real estate owned and loans held for sale. Increases in non interest expense in 2011, compared to 2010, resulted primarily from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, increase in costs associated with problem loan resolution and other real estate owned, investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers.

Annualized returns (losses) on average stockholders’ equity and average assets were 10.1 percent and 1.1 percent for the three month period ended June 30, 2011, compared to (14.8) percent and (1.5) percent for the same period in the prior year. Annualized returns (losses) on average stockholders’ equity and average assets were 8.4 percent and 0.9 percent for the six month period ended June 30, 2011, compared to (4.1) percent and (0.4) percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were virtually the same at 10.1 percent and 8.4 percent, respectively, for the three and six month periods ended June 30, 2011 and (15.0) percent and (4.1) percent, respectively for the same periods in the prior year. Adjusted average stockholders’ equity excludes the effects of average net unrealized gains, net of tax of $0.2 million and $0.3 million for the three and six month periods ended June 30, 2011,and $2.9 million and $2.4 million, respectively, for the same periods in the prior year, on securities available for sale. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2011 and June 30, 2010, as well as total interest and corresponding yields and rates (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(Unaudited)

ASSETS
Interest earning assets:
Deposits in Banks	$250,408	$201	0.32%	$316,380	$166	0.21%
Federal funds sold	41,988	23	0.22	62,114	36	0.23
Securities:(1)
Taxable	358,474	3,147	3.51	386,195	3,560	3.69
Exempt from federal income taxes	110,642	1,769	6.40	165,845	2,494	6.02
Loans, net(2)	1,840,076	27,941	6.07	1,731,967	27,127	6.27

Total interest earning assets	2,601,588	33,081	5.09	2,662,501	33,383	5.02

Non interest earning assets:
Cash & due from banks	50,110			48,753
Other assets	140,332			138,224

Total non interest earning assets	190,442			186,977

Total assets	$2,792,030			$2,849,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$969,145	$1,603	0.66%	$961,839	$2,167	0.90%
Savings	112,632	115	0.41	112,318	133	0.47
Time	169,824	384	0.90	209,038	665	1.27
Checking with interest	290,163	188	0.26	361,091	354	0.39
Securities sold under repo & other s/t borrowings	45,350	57	0.50	60,917	71	0.47
Other borrowings	46,379	501	4.32	118,465	1,440	4.86

Total interest bearing liabilities	1,633,493	2,848	0.70	1,823,668	4,830	1.06

Non interest bearing liabilities:
Demand deposits	841,503			716,312
Other liabilities	23,804			16,739

Total non interest bearing liabilities	865,307			733,051

Stockholders’ equity(1)	293,230			292,759

Total liabilities and stockholders’ equity	$2,792,030			$2,849,478

Net interest earnings		$30,233			$28,553

Net yield on interest earning assets			4.65%			4.29%

	Six Months Ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(Unaudited)

ASSETS
Interest earning assets:
Deposits in Banks	$263,609	$365	0.28%	$249,140	$259	0.21%
Federal funds sold	43,318	49	0.23	75,036	78	0.21
Securities:(1)
Taxable	349,276	6,097	3.49	374,450	7,247	3.87
Exempt from federal income taxes	112,988	3,555	6.29	167,881	5,125	6.11
Loans, net(2)	1,784,059	54,273	6.08	1,745,062	54,691	6.27

Total interest earning assets	2,553,250	64,339	5.04	2,611,569	67,400	5.16

Non interest earning assets:
Cash & due from banks	45,591			45,401
Other assets	146,736			139,995

Total non interest earning assets	192,327			185,396

Total assets	$2,745,577			$2,796,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$919,924	$3,142	0.68%	$925,967	$4,347	0.94%
Savings	113,695	242	0.43	112,547	261	0.46
Time	177,107	819	0.92	208,088	1,339	1.29
Checking with interest	285,510	361	0.25	345,044	707	0.41
Securities sold under repo & other s/t borrowings	42,545	104	0.49	63,480	148	0.47
Other borrowings	60,642	1,345	4.44	121,106	2,938	4.85

Total interest bearing liabilities	1,599,423	6,013	0.75	1,776,232	9,740	1.10

Non interest bearing liabilities:
Demand deposits	830,784			705,159
Other liabilities	23,260			21,132

Total non interest bearing liabilities	854,044			726,291

Stockholders’ equity(1)	292,110			294,442

Total liabilities and stockholders’ equity	$2,745,577			$2,796,965

Net interest earnings		$58,326			$57,660

Net yield on interest earning assets			4.57%			4.42%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.

(2)	Includes loans classified as non-accrual.

(3)	The data contained in the tables has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below.

Average Balances and Interest Rates Non-GAAP Reconciliation to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(000’s)		(000’s)

Total interest earning assets:
As reported	$2,601,546	$2,667,221	$2,553,508	$2,615,350
Unrealized (loss) gain on securities available for sale(1)	(42)	4,720	258	3,781

Adjusted total interest earning assets	$2,601,588	$2,662,501	$2,553,250	$2,611,569

Net interest earnings:
As reported	$29,614	$27,680	$57,082	$55,866
Adjustment to tax equivalency basis(2)	619	873	1,244	1,794

Adjusted net interest earnings	$30,233	$28,553	$58,326	$57,660

Net yield on interest earning assets:
As reported	4.55%	4.15%	4.47%	4.27%
Effects of(1) and(2) above	0.10%	0.14%	0.10%	0.15%

Adjusted net yield on interest earning assets	4.65%	4.29%	4.57%	4.42%

Average stockholders’ equity:
As reported	$293,390	$295,695	$292,413	$296,812
Effects of(1) and(2) above	160	2,936	303	2,370

Adjusted average stockholders’ equity	$293,230	$292,759	$292,110	$294,442

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2011 and June 30, 2010:

	(000’s)			(000’s)
	Three Month Period Increase			Six Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in Banks	$(35)	$70	$35	$15	$91	$106
Federal funds sold	(12)	(1)	(13)	(33)	4	(29)
Securities:
Taxable	(256)	(157)	(413)	(487)	(663)	(1,150)
Exempt from federal income taxes	(830)	105	(725)	(1,676)	106	(1,570)
Loans, net	1,693	(879)	814	1,222	(1,640)	(418)

Total interest income	560	(862)	(302)	(959)	(2,102)	(3,061)

Interest expense:
Deposits:
Money market	16	(580)	(564)	(28)	(1,177)	(1,205)
Savings	—	(18)	(18)	3	(22)	(19)
Time	(125)	(156)	(281)	(199)	(321)	(520)
Checking with interest	(70)	(96)	(166)	(122)	(224)	(346)
Securities sold under repo & other s/t borrowings	(18)	4	(14)	(49)	5	(44)
Other borrowings	(876)	(63)	(939)	(1,467)	(126)	(1,593)

Total interest expense	(1,073)	(909)	(1,982)	(1,862)	(1,865)	(3,727)

Increase (decrease) in interest differential	$1,633	$47	$1,680	$903	$(237)	$666

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weights to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2011 and 2010.

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

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income, on a tax equivalent basis, increased by $1.6 million or 5.6 percent to $30.2 million and $0.6 million or 1.0 percent to $58.3 million, respectively, for the three and six month periods ended June 30, 2011, compared to $28.6 million and $57.7 million, respectively, for the same periods in the prior year. Net interest income for the 2011 periods was higher partially due to increases in the tax equivalent basis net interest margin to 4.65 percent and 4.57 percent, respectively, for the three and six month periods ended June 30, 2011, compared to 4.29 percent and 4.42 percent, respectively, for the same periods in the prior year, partially offset by generally lower interest rates. The increase in net interest income was also partially due to increases in the excess of adjusted average interest earning assets over average interest bearing liabilities of $129.3 million or 15.4 percent to $968.1 million, and $118.5 million or 14.2 percent to $953.9 million, respectively, for the three and six month periods ended June 2011 compared to $838.8 million and $835.4 million for the same periods in the prior year.

The Company’s overall asset quality has continued to be adversely affected by the current state of the economy and has continued to experience higher than normal levels of delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans. Changes in the levels of nonperforming loans have a direct impact on net interest income.

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

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume decreases in investments, federal funds sold and interest bearing deposits, partially offset by a volume increase in loans and a slightly higher average yield on interest earning assets, resulted in lower interest income for the three month period ended June 30, 2011, compared to the same period in the prior year. Adjusted average interest earning assets for the three month period ended June 30, 2011 decreased $60.9 million or 2.3 percent to $2,601.6 million from $2,662.5 million for the same period in the prior year. Volume decreases in investments and federal funds sold and a lower average yield on interest earning assets, partially offset by volume increases in loans and interest earning deposits, resulted in lower interest income for the six month period ended June 30, 2011, compared to the same period in the prior year. Adjusted average interest earning assets for the six month period ended June 30, 2011 decreased $58.3 million or 2.2 percent to $2,553.3 million from $2,611.6 million for the same period in the prior year. The decreases in average interest earning assets for the 2011 periods, compared to the same periods in the prior year, resulted primarily from the Company’s planned utilization of existing available liquidity to reduce term borrowings.

Loans are the largest component of interest earning assets. Average net loans increased $108.1 million or 6.2 percent to $1,840.1 million, and increased $39.0 million or 2.2 percent to $1,784.1 million, respectively, for the three and six month periods ended June 30, 2011, compared to $1,732.0 million and $1,745.1 million, respectively, for the same periods in the prior year. The average yield on loans was 6.07 percent and 6.08 percent, respectively, for the three and six month periods ended June 30, 2011, compared to 6.27 percent for both of the same periods in the prior year. As a result, interest income on loans was higher for the three month period ended June 30, 2011, compared to the same period in the prior year, due to higher volume, partially offset by lower average interest rates. Interest income on loans was slightly lower for the six month period ended June 30, 2011, compared to the same period in the prior year, as a result of lower average interest rates, partially offset by higher volume.

Average total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, decreased $82.9 million or 15.0 percent to $469.1 million, and decreased $80.0 million or 14.8 percent to $462.3 million, respectively, for the three and six month periods ended June 30, 2011, compared to $552.0 million and $542.3 million for the same periods in the prior year. The decreases in average total securities resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/

liability management efforts. The average tax equivalent basis yield on securities was 4.19 percent and 4.18 percent, respectively, for the three and six month periods ended June 30, 2011, compared to 4.39 percent and 4.56 percent, respectively, for the same periods in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three and six month periods ended June 30, 2011, compared to the same periods in the prior year, due to lower volume and lower interest rates. Increases and decreases in average FHLB stock resulted from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $2.0 million or 41.7 percent to $2.8 million and $3.7 million or 38.1 percent to $6.0 million, respectively, for the three and six month periods ended June 30, 2011, compared to $4.8 million and $9.7 million, respectively, for the same periods in the prior year. Average interest bearing liabilities decreased $190.2 million or 10.4 percent to $1,633.5 million and $176.8 million or 10.0 percent to $1,599.4 million, respectively, for the three and six month periods ended June 30, 2011, compared to $1,823.7 million and $1,776.2 million, respectively, for the same periods in the prior year. The decreases in average interest bearing liabilities for the three and six month periods ended June 30, 2011, compared to the same periods in the prior year, were due to volume decreases in interest bearing demand deposits, time deposits, securities sold under repurchase agreements and other short-term borrowings and other borrowings. The decreases in average interest bearing deposits were more than offset by increases in noninterest bearing demand deposits. The decrease in average short-term and other borrowings for the three and six month periods ended June 30, 2011, compared to the same periods in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 0.70 percent and 0.75 percent, respectively, for the three and six month periods ended June 30, 2011, compared to 1.06 percent and 1.10 percent, respectively, for the same periods in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three and six month periods ended June 30, 2011, compared to the same periods in the prior year due to lower interest rates and lower volume.

Average non interest bearing demand deposits increased $125.2 million or 17.5 percent to $841.5 million, and $125.6 million or 17.8 percent to $830.8 million, respectively, for the three and six month periods ended June 30, 2011, compared to $716.3 million and $705.2 million, respectively, for the same periods in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2011 and 2010 is as follows:

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2011	2010	2011	2010

Average interest rate on:
Total average interest earning assets	5.09%	5.02%	5.04%	5.16%
Total average interest bearing liabilities	0.70%	1.06%	0.75%	1.10%
Total interest rate spread	4.39%	3.96%	4.29%	4.06%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $1.5 million and $7.0 million, respectively, for the three and six month periods ended June 30, 2011, compared to $28.5 million and $34.1 million, respectively, for the same periods in the prior year. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Allowance for loan losses” for further discussion.

Non Interest Income

The Company’s non interest income was $3.8 million and $9.1 million, respectively, for the three and six month periods ended June 30, 2011. This represented increases of $1.1 million or 40.7 percent and $3.6 million or 65.5 percent, respectively, compared to $2.7 million and $5.5 million, respectively, for the same periods in the prior year. These increases partially resulted from an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of continued improvement in both domestic and international equity markets. Assets under management were approximately $1.5 billion at June 30, 2011 compared to $1.2 billion at June 30, 2010. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.1 million and $0.2 million, respectively, for the three and six month periods ended June 30, 2011 and $0.5 million and $2.3 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has continued to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. Non interest income also included other losses of $1.0 million and $0.9 million, respectively, for the three and six month periods ended June 30, 2011 and $1.4 million and $1.4 million, respectively, for the same periods in the prior year. These losses related to sales and revaluations of other real estate owned and loans held for sale.

Non Interest Expense

Non interest expense was $20.6 million and $41.1 million, respectively, for the three and six month periods ended June 30, 2011. This represented increases of $2.5 million or 13.8 percent and $4.5 million or 12.3 percent, respectively, compared to $18.1 million and $36.6 million, respectively, for the same periods in the prior year. Increases in non interest expense resulted primarily from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, increase in costs associated with problem loan resolution and other real estate owned, investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers, partially offset by a lower FDIC deposit insurance premiums.

Salaries and employee benefits, the largest component of non interest expense, for the three and six month periods ended June 30, 2011 increased $1.8 million or 18.9 percent to $11.3 million and $2.7 million or 13.9 percent to $22.1 million, respectively, compared to $9.5 million and $19.4 million for the same periods in the prior year. The increases primarily resulted from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, merit increases, and additional personnel added to accommodate growth.

Occupancy expense for the three and six month periods ended June 30, 2011 increased $0.3 million or 15.8 percent to $2.2 million and increased $0.4 million or 9.8 percent to $4.5 million, respectively, as compared to $1.9 million and $4.1 million for the same periods in the prior year. The increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services expense for the three and six month periods ended June 30, 2011 increased $0.2 million or 13.3 percent to $1.7 million and $0.3 million or 10.3 percent to $3.2 million, respectively, compared to $1.5 million and $2.9 million, respectively, for the same periods in the prior year. The increases were primarily due to costs related to the engagement of consultants to assist with new systems implementations.

Equipment expense for the three and six month periods ended June 30, 2011 increased $0.1 million or 10.0 percent to $1.1 million and $0.2 million or 10.5 percent to $2.1 million, respectively, compared to $1.0 million and $1.9 million, respectively, for the same periods in the prior year. The increase was due to increased equipment and software maintenance costs.

Business development expense was $0.6 million and $1.1 million, respectively, for the three and six month periods ended June 30, 2011, compared to $0.5 million and $1.1 million, respectively for the same periods in the prior year. The slight increase in the three month period, compared to the prior year period, resulted from slightly higher public relations expenses.

The FDIC assessment for the three and six month periods ended June 30, 2011 decreased $0.5 million or 41.7 percent to $0.7 million and $0.5 million or 21.7 percent to $1.8 million, respectively, compared to $1.2 million and $2.3 million for the same periods in the prior year. The decreases were due to the change in the premium calculation base by the FDIC.

Significant changes in other components of non interest expense for the three and six month periods ended June 30, 2011 compared to June 30, 2010, were due to the following:

•	Increase of $100,000 (62.9%) and $243,000 (94.6%), respectively, in other insurance expense, resulting increases in banker’s professional and automobile insurance costs,

•	Increase of $91,000 (90.1%) and $55,000 (16.1%), respectively, in stationary and printing costs, due to increased consumption,

•	Decrease of $27,000 (12.2%) and an increase of $63,000 (15.6%) in courier costs due to increased utilization in the first quarter of 2011,

•	Increase of $239,000 (60.2%) and $40,000 (4.0%) in other loan expenses primarily due to costs associated with properties held as other real estate owned and asset recovery costs,

•	Decrease of $16,000 (1.4%) and increase of $300,000 (15.3%) in outside services, due to outsourcing of several data processing functions,

•	Increase of $45,000 (12.1%) and $121,000 (85.8%) in meetings and seminars due to reflecting reduced participation in such events in 2010.

Income Taxes

Income taxes (benefit) of $3.8 million and $5.8 million, respectively, were recorded in the three and six month periods ended June 30, 2011, compared to $(5.4) million and $(3.3) million, respectively for the same periods in the prior year. Overall effective tax rate of 32.1 percent for the six month period ended June 30, 2011 was lower compared to 35.0 percent for the same period in the prior year. The 2011 effective rate was lower primarily due to the fact that tax-exempt income represented a higher percentage of pretax income in 2011 compared to 2010. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

Assets

The Company had total assets of $2,817.8 million at June 30, 2011, an increase of $148.8 million or 5.6 percent from $2,669.0 million at December 31, 2010.

Cash and Due from Banks

Cash and due from banks was $271.2 million at June 30, 2011, a decrease of $13.0 million or 4.6 percent from $284.2 million at December 31, 2010. Included in cash and due from banks is interest earning deposits of $223.5 million at June 30, 2011 and $258.3 million at December 31, 2010.

Federal Funds Sold

Federal funds sold totaled $36.4 million at June 30, 2011, a decrease of $35.7 million or 49.5 percent from $72.1 million at December 31, 2010. The decrease was a result of excess liquidity being deployed into loans or utilized for the repayment of term borrowings.

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

The available for sale portfolio totaled $461.8 million at June 30, 2011 which was an increase of $18.1 million or 4.1 percent from $443.7 million at December 31, 2010. The increase resulted from a $32.2 million increase in mortgage-backed securities which were partially offset by a decrease of $13.1 million of obligations of state political subdivisions, a decrease of $0.9 million of other debt securities and a decrease of $0.1 million of mutual funds and other equity securities. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $11.6 million as of both June 30, 2011 and December 31, 2010. These pooled trust preferred securities have suffered severe declines in the prior periods in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities.

The held to maturity portfolio totaled $14.5 million at June 30, 2011, which was a decrease of $1.8 million or 12.4 percent from $16.3 million at December 31, 2010. The decrease was due to a decrease of $1.8 million in mortgage-backed securities.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $4.7 million at June 30, 2011 and $7.0 million at December 31, 2010.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2011 or December 31, 2010.

Loans

Net loans totaled $1,888.8 million at June 30, 2011, an increase of $199.6 million or 11.8 percent from $1,689.2 million at December 31, 2010. The increase resulted principally from a $204.3 million increase in residential real estate loans and a $48.5 increase in commercial real estate loans which was partially offset by a $25.9 million decrease in construction loans, a $18.3 million decrease in commercial and industrial loans, and a $6.1 million decrease in lease financing and other loans. The significant increase in residential loans was primarily the result of strong demand for local market multi-family loans which increased by $212.4 million during the six month period ended June 30, 2011. The Company expects to continue its focus on multi-family loans originated in the New York City area.

The loan portfolio is comprised of the following:

	June 30,	December 31,
	2011	2010
	(000’s)

Real Estate:
Commercial	$844,740	$796,253
Construction	148,440	174,369
Residential	671,638	467,326
Commercial and industrial	227,008	245,263
Lease financing and other	42,949	49,040

Total	1,934,775	1,732,251
Deferred loan fees, net	(4,125)	(4,115)
Allowance for loan losses	(41,889)	(38,949)

Loans, net	$1,888,761	$1,689,187

The following table illustrates the trend in nonperforming assets, delinquency and net charge-offs from June 2010 to June 2011 (in thousands):

	June 30,	March 31,	December 31,	September 30	June 30,
	2011	2011	2010	2010	2010

Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	—	$292	—	—
Construction	—	—	1,323	—	—
Residential	—	—	—	$197	$342

Total Real Estate	—	—	1,615	197	342
Commercial & Industrial	—	—	10	—	65
Lease Financing and Individuals	—	—	—	—	41

Total Loans Past Due 90 Days or More and Still Accruing	—	—	1,625	197	448

Non-Accrual Loans:
Real Estate:
Commercial	$20,778	$19,184	15,295	14,672	27,312
Construction	13,785	15,305	15,689	14,405	19,566
Residential	13,755	13,745	7,744	10,038	19,967

Total Real Estate	48,318	48,234	38,728	39,115	66,845
Commercial & Industrial	9,050	5,546	4,563	2,410	2,583
Lease Financing and Individuals	249	653	393	393	134

Total Non-Accrual Loans	57,617	54,433	43,684	41,918	69,562

Other Real Estate Owned	2,370	4,810	11,028	9,393	5,578

Nonperforming Assets excluding loans held for sale	59,987	59,243	56,337	51,508	75,588
Nonperforming loans held for sale	4,506	5,506	7,811	21,864	—

Total Nonperforming Assets including loans held for sale	$64,493	$64,749	$64,148	$73,372	$75,558

Net (recoveries) charge-offs during quarter	$(56)	$4,113	$3,763	$16,813	$20,784

Nonperforming assets to total assets:
Excluding loans held for sale	2.13%	2.23%	2.11%	1.82%	2.62%
Including loans held for sale	2.29%	2.44%	2.40%	2.59%	2.62%

Non-accrual loans increased $13.9 million to $57.6 million at June 30, 2011 from $43.7 million at December 31, 2010. This increase included the transfer of $2.3 million of nonaccrual commercial real estate loans from the loans held for sale category. There was no interest income on non-accrual loans included in net income for the six month period ended June 30, 2011 and the year ended December 31, 2010. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $1.7 million and $4.3 million for the six month period ended June 30, 2011 and the year ended December 31, 2010, respectively.

Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

The high level of nonperforming assets has primarily resulted from the current severe economic slowdown, which has had negative effects on real estate values, sales and available financing, particularly in the commercial and residential real estate sectors. Continuation of this condition could result in additional increases in nonperforming assets and charge-offs in the future.

During the six month period ended June 30, 2011:

•	Non-accrual commercial real estate loans increased $5.5 million resulting from the transfer of eleven loans totaling $8.6 million, which was partially offset by the charge-off of one loan totaling $0.1 million, payoffs of four loans totaling $2.8 million and principal payments of $0.2 million.

•	Non-accrual construction loans decreased $1.9 million, resulting from the payoff of three loans totaling $3.5 million, full or partial charge-offs taken on eight loans totaling $0.8 million and the transfer of two loans totaling $0.9 million to other real estate owned which was partially offset by the transfer of four loans totaling $3.3 million.

•	Non-accrual residential loans increased $6.0 million resulting from the transfer of seventeen loans totaling $9.0 million which was partially offset by full or partial charge-offs taken on nine loans totaling $2.9 million and principal payments of $0.1 million.

•	Non-accrual commercial and industrial loans increased $4.5 million resulting from the transfer of nineteen loans totaling $7.2 million which was partially offset by full or partial charge offs of fifteen loans totaling $2.5 million, the payoff of one loan totaling $0.1 million and principal payments of $0.1 million.

•	Non-accrual loans to individuals decreased $0.2 million resulting from principal payments of $0.6 million and charge-offs of $0.1 million which was partially offset by the transfer of five loans totaling $0.5 million.

•	Other real estate owned decreased $8.6 million resulting from the sale of four properties totaling $9.3 million and valuation adjustments of $0.2 million taken on two properties which was partially offset by the addition of one property totaling $0.9 million.

There were no loans past due 90 days or more and still accruing at June 30, 2011 and three loans totaling $1.6 million at December 31, 2010 that were past due 90 days and still accruing. In addition, the Company had $12.4 million and $21.0 million of loans that were 31-89 days delinquent and still accruing at June 30, 2011 and December 31, 2010, respectively.

Loans considered by the Company to be impaired totaled $80.4 million and $49.6 million at June 30, 2011 and December 31, 2010, respectively, for which specific reserves of $0.9 million and $0.9 million had been established.

There were nineteen loans totaling $39.0 million at June 30, 2011 and there were eight loans totaling $17.2 million at December 31, 2010 that were considered troubled debt restructurings. At June 30, 2011, four loans totaling $22.8 million were performing in accordance with their restructured terms and, at December 31, 2010, one loan totaling $5.9 million was performing in accordance with its restructured terms. The remaining loans which totaled $16.3 million and $11.3 million at June 30, 2011 and December 31, 2010, respectively, are on non-accrual status. At June 30, 2011, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change
	June 30,	During	December 31,
	2011	2011	2010

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	$907	$57	$850
Residential	—	(17)	17
Commercial and Industrial	25	—	25
Lease Financing and other	—	—	—

Total Specific component	932	40	892

Formula:
Real Estate:
Commercial	17,112	376	16,736
Construction	5,533	(757)	6,290
Residential	13,161	3,327	9,834
Commercial and Industrial	4,221	(44)	4,265
Lease Financing and other	930	(2)	932

Total Formula component	40,957	2,900	38,057

Total Allowance	$41,889		$38,949

Net Change		2,940
Net Charge-offs		(4,057)

Provision for loan losses		$6,997

		Change
	June 30,	During	December 31,
	2010	2010	2009

Components
Specific:
Real Estate:
Commercial	$972	$972	—
Construction	2,432	2,307	$125
Residential	361	(2,117)	2,478
Commercial and Industrial	25	(471)	496
Lease Financing and other	133	(342)	475

Total Specific component	3,923	349	3,574

Formula:
Real Estate:
Commercial	19,519	4,246	15,273
Construction	5,974	297	5,677
Residential	11,027	3,799	7,228
Commercial and Industrial	6,623	(207)	6,830
Lease Financing and other	61	(2)	63

Total Formula component	43,204	8,133	35,071

Total Allowance	$47,127		$38,645

Net Change		8,482
Net Charge-offs		(25,648)

Provision for loan losses		$34,130

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the six months ended June 30, 2011, the Company recorded $6.6 million of charge-offs, of which $2.5 million were partial charge-offs related to current nonaccrual loans. At June 30, 2011, the Company had $0.9 million of specific reserves allocated to three impaired loans. There were $0.9 million of specific reserves allocated to three impaired loans as of December 31, 2010. The Company’s analyses as of June 30, 2011 and December 31, 2010 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectibility. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following are the major additional factors which affected the changes in the formula component of the allowance for loan losses at June 30, 2011:

•	Economic and business conditions — Although current indicators clearly show that the economy has begun to turn around, recovery is still expected to be a slow process. There is continued volatility in real estate values, particularly in the Company’s market areas, and the availability of mortgage financing is still limited and nonperforming loans have increased. As a result Company has continued to include additional factors for adverse economic and business conditions in the determination of the formula component of the allowance.

•	Concentration — The primary collateral for the Company’s loans is real estate, particularly commercial real estate. The economic downturn has had a severe negative effect on activity and values throughout the real estate industry, which has heightened risk associated with this concentration. Therefore, consideration of the changes in levels of risk associated with concentrations resulting from adverse conditions in the marketplace is part of the determination of the formula component of the allowance. As a result of charge-offs, paydowns and reduced production of new loans, concentrations in construction loans have been significantly reduced, concentrations in commercial real estate loans have grown slightly, In addition, the Company has significantly increased its portfolio of local-area multifamily loans. Changes in these concentrations were considered in the determination of the formula component of the allowance.

•	Collateral Values — Activity in commercial and residential real estate continues to be extremely soft, and there has been little improvement in collateral values in the Company’s primary market areas. As a result, additional collateral value factors both for Real Estate and for all other parts of the portfolio continue to be included in the determination of the formula component of the allowance.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During the first half of 2011, the lagging effects of the economic downturn within the economy and our local market area have continued, however the levels of charge-offs have reduced substantially from 2010 levels. Changes in asset quality are considered in the determination of the formula component of the allowance.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,418.4 million at June 30, 2011, an increase of $184.0 million or 8.2 percent from $2,234.4 million at December 31, 2010. The following table presents a summary of deposits at June 30, 2011 and December 31, 2010.

	(000’s)
	June 30,	December 31,
	2011	2010	Increase (Decrease)

Demand deposits	$857,732	$756,917	$100,815
Money market accounts	1,009,236	862,450	146,786
Savings accounts	109,436	120,238	(10,802)
Time deposits of $100,000 or more	126,193	144,497	(18,304)
Time deposits of less than $100,000	41,678	43,851	(2,173)
Checking with interest	274,116	306,459	(32,343)

Total Deposits	$2,418,391	$2,234,412	$183,979

The Company experienced growth in both new and existing customers, including growth from new branches added during 2009 and 2010 which was partially offset by seasonal decreases in municipal deposits. Proceeds from deposit growth were retained in liquid assets, primarily in interest earning bank deposits.

Borrowings

Total borrowings were $80.2 million at June 30, 2011, a decrease of $44.1 million or 35.5 percent from $124.3 million at December 31, 2010. The decrease resulted from maturities of FHLB term borrowings of $51.3 million which was partially offset by a $7.2 million increase in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $295.7 million at June 30, 2011, an increase of $5.8 million or 2.0 percent from $289.9 million at December 31, 2010. The increase in stockholders’ equity resulted from net income of $12.3 million and net increase related to exercises of stock options of $0.5 million which was partially offset by cash dividends paid on common stock of $5.3 million, and decreases in accumulated other comprehensive income of $1.7 million.

The Company’s and the Bank’s capital ratios at June 30, 2011 and December 31, 2010 are as follows:

			Minimum to be	Enhanced Capital Requirements
	June 30,	December 31,	Considered	Effective
	2011	2010	Well Capitalized	as of December 31, 2009

Leverage ratio:
Company	9.8%	9.6%	5.0%	N/A
HVB	9.1	8.8	5.0	8.0%
Tier 1 capital:
Company	13.2%	13.9%	6.0%	N/A
HVB	12.3	12.8	6.0	10.0%
Total capital:
Company	14.4%	15.2%	10.0%	N/A
HVB	13.5	14.0	10.0	12.0%

During the fourth quarter of 2009, the Office of the Comptroller of the Currency (“’OCC”) required HVB to maintain, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations.

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

The Company’s liquid assets at June 30, 2011 include cash and due from banks of $47.7 million, $223.5 million of interest earning deposits and Federal funds sold of $36.4 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $136.4 million at June 30, 2011. This represented 28.6 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $236.5 million, or 12.2 percent of loans at June 30, 2011, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of June 30, 2011, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at June 30, 2011. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at June 30, 2011. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at June 30, 2011.

As of June 30, 2011, the Company had qualifying loan and investment securities totaling approximately $389 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Hudson Valley’s Annual Report on Form 10-K for the year ended December 31, 2010 include, but are not limited to, statements regarding:

•	further increases in our non-performing loans and allowance for loan losses;

•	ineffectiveness in managing our commercial real estate portfolio;

•	lower than expected future performance of our investment portfolio;

•	a lack of opportunities for growth, plans for expansion (including opening new branches) and increased or unexpected competition in attracting and retaining customers;

•	continued poor economic conditions generally and in our market area in particular, which may adversely affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	lower than expected demand for our products and services;

•	possible impairment of our goodwill and other intangible assets;

•	our inability to manage interest rate risk;

•	increased expense and burdens resulting from the regulatory environment in which we operate and our ability to comply with existing and future regulatory requirements;

•	our inability to maintain regulatory capital above the levels required by the Office of the Comptroller of the Currency, or the OCC, for Hudson Valley Bank and the levels required for us to be “well-capitalized”, or such higher capital levels as may be required;

•	proposed legislative and regulatory action may adversely affect us and the financial services industry;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) may subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	potential increases or changes in competition among financial institutions and potential increases in interest expense resulting from the FRB’s recent repeal of Regulation Q, which will permit banks to offer interest-bearing demand deposit accounts to commercial customers;

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	our inability to raise additional capital in the future;

•	potential liabilities under federal and state environmental laws; and

•	limitations on dividends payable by Hudson Valley or Hudson Valley Bank.

Hudson Valley does not undertake to update or revise any of its forward-looking statements even if experience shows that the indicated results or events will not be realized.

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

Quantitative and qualitative disclosures about market risk at December 31, 2010 were previously reported in the Company’s 2010 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2011 compared to December 31, 2010.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the six month period ended June 30, 2011. The Company had no derivative financial instruments in place at June 30, 2011 and December 31, 2010.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2011 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at June 30, 2011, shows a positive cumulative static gap of $56.5 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2011.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	June 30,
Gradual Change in Interest Rates	2011	Policy Limit

+200 basis points	0.3%	(5.0)%
−100 basis points	(1.1)%	(5.0)%

Beginning on March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and − 100 basis points scenario is within the Company’s policy limits.

Item 4.	Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended June 30, 2011, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2010 Annual Report on Form 10-K under “Risk Factors”.

There has been no material changes in such risk factors since the date of such report.

Item 6.	Exhibits

(A) Exhibits

3.1		Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)
3.2		Amended and Restated By-Laws of Hudson Valley Holding Corp.(2)
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document(3)
101	.SCH	XBRL Taxonomy Extension Schema(3)
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)
101	.LAB	XBRL Taxonomy Extension Label Linkbase(3)
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)
101	.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

(1)	Incorporated herein by reference in this document to the Form 10-Q filed on October 20, 2009.

(2)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010.

(3)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or section 34(b) of the Investment Company Act of 1940, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Stephen R. Brown
Stephen R. Brown
Senior Executive Vice President,
Chief Financial Officer and Treasurer

August 8, 2011