Form 10-Q
period 2011-09-30
HUDSON VALLEY HOLDING CORP
filed 2011-11-08
CIK 722256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

Commission File No. 001-34453

HUDSON VALLEY HOLDING CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, NY 10707
(Address of principal executive office with zip code)

914-961-6100
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
November 1,
Class	2011
Common stock, par value $0.20 per share	17,696,625

FORM 10-Q

		Page
		No.

PART I: FINANCIAL INFORMATION
ITEM 1	CONDENSED FINANCIAL STATEMENTS	2
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM 4	CONTROLS AND PROCEDURES	53

PART II: OTHER INFORMATION
ITEM 1A	RISK FACTORS	54
ITEM 6	EXHIBITS	54

SIGNATURES		55
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Three Months Ended
	Sep 30,
	2011	2010

Interest Income:
Loans, including fees	$28,641	$26,557
Securities:
Taxable	2,778	3,354
Exempt from Federal income taxes	989	1,321
Federal funds sold	24	45
Deposits in banks	154	260

Total interest income	32,586	31,537

Interest Expense:
Deposits	2,226	3,025
Securities sold under repurchase agreements and other short-term borrowings	68	69
Other borrowings	254	1,190

Total interest expense	2,548	4,284

Net Interest Income	30,038	27,253
Provision for loan losses	2,536	6,572

Net interest income after provision for loan losses	27,502	20,681

Non Interest Income:
Service charges	1,671	1,604
Investment advisory fees	2,639	2,162
Recognized impairment charge on securities available for sale (includes $361 of total losses and$172 of total gains in 2011 and 2010, respectively, less $242 of losses and $247 of gains on securities available for sale, recognized in other comprehensive income in 2011 and 2010, respectively)	(119)	(75)
Realized gains on securities available for sale, net	8	75
Gains (losses) on sales and revaluation of loans held for sale and other real estate owned, net	946	(550)
Other income	569	627

Total non interest income	5,714	3,843

Non Interest Expense:
Salaries and employee benefits	11,296	9,483
Occupancy	2,217	2,108
Professional services	1,700	1,239
Equipment	1,101	1,005
Business development	452	480
FDIC assessment	553	1,246
Other operating expenses	2,771	2,861

Total non interest expense	20,090	18,422

Income Before Income Taxes	13,126	6,102
Income Taxes	4,618	2,031

Net Income	$8,508	$4,071

Basic Earnings Per Common Share	$0.48	$0.23
Diluted Earnings Per Common Share	$0.48	$0.23

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Dollars in thousands, except per share amounts

	Nine Months Ended
	Sep 30,
	2011	2010

Interest Income:
Loans, including fees	$82,914	$81,248
Securities:
Taxable	8,875	10,601
Exempt from Federal income taxes	3,300	4,652
Federal funds sold	73	123
Deposits in banks	519	519

Total interest income	95,681	97,143

Interest Expense:
Deposits	6,790	9,679
Securities sold under repurchase agreements and other short-term borrowings	172	217
Other borrowings	1,599	4,128

Total interest expense	8,561	14,024

Net Interest Income	87,120	83,119
Provision for loan losses	9,533	40,702

Net interest income after provision for loan losses	77,587	42,417

Non Interest Income:
Service charges	5,263	5,019
Investment advisory fees	7,998	6,676
Recognized impairment charge on securities available for sale (includes $1,318 and $2,841 of total losses in 2011 and 2010, respectively, less $995 and $483 of losses on securities available for sale, recognized in other comprehensive income in 2011 and 2010, respectively)	(323)	(2,358)
Realized gains on securities available for sale, net	8	150
Gains (losses) on sales and revaluation of loans held for sale and other real estate owned, net	73	(1,974)
Other income	1,745	1,807

Total non interest income	14,764	9,320

Non Interest Expense:
Salaries and employee benefits	33,377	28,863
Occupancy	6,764	6,204
Professional services	4,902	4,103
Equipment	3,218	2,940
Business development	1,548	1,590
FDIC assessment	2,350	3,521
Other operating expenses	9,029	7,793

Total non interest expense	61,188	55,014

Income (Loss) Before Income Taxes	31,163	(3,277)
Income Taxes (Benefit)	10,399	(1,248)

Net Income (Loss)	$20,764	$(2,029)

Basic Earnings Per Common Share	$1.17	($0.12)
Diluted Earnings Per Common Share	$1.17	($0.12)

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Dollars in thousands

	Three Months Ended		Nine Months Ended
	Sep 30,		Sep 30,
	2011	2010	2011	2010

Net Income (Loss)	$8,508	$4,071	$20,764	$(2,029)

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	(361)	172	(1,318)	(2,841)
Losses recognized in earnings	119	75	323	2,358

Gains (losses) recognized in comprehensive income	(242)	247	(995)	(483)
Income tax effect	99	(101)	408	198

Unrealized holding gains (losses) on other-than-temporarily impaired securities available for sale, net of tax	(143)	146	(587)	(285)

Securities available for sale not other-than-temporarily impaired:
Gains arising during the year	4,735	3,955	2,535	7,871
Income tax effect	(1,777)	(1,485)	(907)	(3,020)

	2,958	2,470	1,628	4,851

Gains recognized in earnings	(8)	(75)	(8)	(150)
Income tax effect	3	30	3	60

	(5)	(45)	(5)	(90)

Unrealized holding gains on securities available for sale not other-than-temporarily-impaired , net of tax	2,953	2,425	1,623	4,761

Unrealized holding gain on securities, net	2,810	2,571	1,036	4,476

Minimum pension liability adjustment	(78)	103	77	307
Income tax effect	31	(41)	(31)	(123)

	(47)	62	46	184

Other comprehensive income	2,763	2,633	1,082	4,660

Comprehensive Income	$11,271	$6,704	$21,846	$2,631

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except share amounts

	Sep 30,	Dec 31,
	2011	2010

ASSETS
Cash and non interest earning due from banks	$51,704	$25,876
Interest earning deposits in banks	202,472	258,280
Federal funds sold	36,400	72,071
Securities available for sale, at estimated fair value (amortized cost of $481,731 in 2011 and $440,792 in 2010)	486,138	443,667
Securities held to maturity, at amortized cost (estimated fair value of $14,627 in 2011 and $17,272 in 2010)	13,673	16,267
Federal Home Loan Bank of New York (FHLB) stock	3,832	7,010
Loans (net of allowance for loan losses of $42,150 in 2011 and $38,949 in 2010)	1,993,658	1,689,187
Loans held for sale	2,244	7,811
Accrued interest and other receivables	13,287	16,396
Premises and equipment, net	26,510	28,611
Other real estate owned	924	11,028
Deferred income tax, net	25,826	25,043
Bank owned life insurance	27,169	25,976
Goodwill	23,842	23,842
Other intangible assets	1,838	2,454
Other assets	12,740	15,514

TOTAL ASSETS	$2,922,257	$2,669,033

LIABILITIES
Deposits:
Non interest bearing	$884,306	$756,917
Interest-bearing	1,645,362	1,477,495

Total deposits	2,529,668	2,234,412
Securities sold under repurchase agreements and other short-term borrowings	46,611	36,594
Other borrowings	16,475	87,751
Accrued interest and other liabilities	25,992	20,359

TOTAL LIABILITIES	2,618,746	2,379,116

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2011 and 2010, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 17,694,297 and 17,665,908 shares in 2011 and 2010, respectively	3,799	3,793
Additional paid-in capital	347,337	346,750
Retained earnings (deficit)	7,931	(3,989)
Accumulated other comprehensive income	2,008	927
Treasury stock, at cost; 1,299,414 shares in 2011 and 2010	(57,564)	(57,564)

Total stockholders’ equity	303,511	289,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,922,257	$2,669,033

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2011 and 2010
Dollars in thousands, except share amounts

						Accumulated
						Other
	Number of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2011	17,665,908	$3,793	$(57,564)	$346,750	$(3,989)	$927	$289,917
Net income					20,764		20,764
Stock option expense and exercises of stock options, net of tax	28,389	6		587			593
Cash dividends ($0.50 per share)					(8,844)		(8,844)
Accrued benefit liability adjustment						46	46
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						1,622	1,622
Other-than-temporarily impaired (includes $1,318 of total losses less $323 of losses recognized in earnings, net of $408 tax)						(587)	(587)

Balance at September 30, 2011	17,694,297	$3,799	$(57,564)	$347,337	$7,931	$2,008	$303,511

						Accumulated
						Other
	Number of			Additional		Comprehensive
	Shares	Common	Treasury	Paid-in	Retained	Income
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Total

Balance at January 1, 2010	16,016,738	$3,463	$(57,564)	$346,297	$2,294	$(812)	$293,678
Net loss					(2,029)		(2,029)
Grants and exercises of stock options, net of tax	12,426	2		317			319
Cash dividends ($0.51 per share)					(8,976)		(8,976)
Accrued benefit liability adjustment						184	184
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						4,761	4,761
Other-than-temporarily impaired (includes $2,841 of total losses less $2,358 of losses recognized in earnings, net of $198 tax)						(285)	(285)

Balance at September 30, 2010	16,029,164	$3,465	$(57,564)	$346,614	$(8,711)	$3,848	$287,652

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Dollars in thousands

	For the Nine Months
	Ended Sept 30,
	2011	2010

Operating Activities:
Net Income (loss)	$20,764	$(2,029)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,533	40,702
Depreciation and amortization	2,969	2,944
Recognized impairment charge on securities available for sale	323	2,358
Realized gain on security transactions, net	(8)	(150)
Amortization of premiums on securities, net	2,468	1,571
(Gain) loss and valuation on other real estate owned	(82)	1,974
Loss and valuation on loans held for sale	8	—
Increase in cash value of bank owned life insurance	(869)	(869)
Amortization of other intangible assets	616	617
Stock option expense and related tax benefits	107	146
Deferred taxes (benefit)	(1,313)	(5,608)
Increase in deferred loan fees, net	(82)	(1,106)
Decrease (increase) in accrued interest and other receivables	3,109	(2,225)
Decrease (increase) in other assets	(487)	(206)
Excess tax benefits from share-based payment arrangements	(7)	(6)
Increase (decrease) in accrued interest and other liabilities	5,633	(127)
Decrease in accrued pension liability adjustment	46	185

Net cash provided by operating activities	42,728	38,171

Investing Activities:
Net decrease (increase) in federal funds sold	35,671	(19,017)
Decrease in FHLB stock	3,178	785
Proceeds from maturities and paydowns of securities available for sale	164,096	197,565
Proceeds from maturities and paydowns of securities held to maturity	2,596	4,184
Proceeds from sales of securities available for sale	1,284	21,906
Purchases of securities available for sale	(209,072)	(189,636)
Net (increase) decrease in loans	(309,204)	35,089
Proceeds from sales of other real estate owned	11,036	2,209
Proceeds from sales of loans held for sale	3,253	—
Premiums paid on bank owned life insurance	(324)	(324)
Net purchases of premises and equipment	(868)	(1,769)

Net cash (used in) provided by Investing Activities	(298,354)	50,992

Financing Activities:
Proceeds from exercise of stock options	486	173
Excess tax benefits from share-based payment arrangements	7	6
Net increase in deposits	295,256	201,464
Cash dividends paid	(8,844)	(8,976)
Repayment of other borrowings	(71,276)	(21,023)
Net decrease in securities sold under repurchase agreements and short-term borrowings	10,017	(9,785)

Net cash provided by Financing Activities	225,646	161,859

Increase (decrease) in Cash and Due from Banks	(29,980)	251,022
Cash and Due from Banks, beginning of period	284,156	166,980

Cash and Due from Banks, end of period	$254,176	$418,002

Supplemental Disclosures:
Interest paid	$9,142	$14,215
Income tax payments	7,262	6,801
Transfer from loans held for sale back to loan portfolio	2,305	0
Transfer to loans held for sale	—	21,864
Transfers to other real estate owned	850	4,365

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

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. The Bank has 18 branch offices in Westchester County, New York, 10 in New York City, New York, 1 in Rockland County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut. In September 2011, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to open a full-service branch at 4 Executive Boulevard, Suffern, New York. The Bank expects to open this branch in the first quarter of 2012.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2011 and December 31, 2010 and the results of its operations, comprehensive income for the three and nine month periods ended September 30, 2011 and 2010 and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2011 and 2010. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Lease Financing and Other Loans — The Company originates lease financing transactions which are primarily conducted with businesses, professionals and not-for-profit organizations and provide financing principally for office equipment, telephone systems, computer systems, energy saving improvements and other special use equipment. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions and management’s inability to effectively manage the business. The Company also offers installment loans and reserve lines of credit to individuals. Repayment of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place an emphasis on originating these types of loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$3,000	$3	—	$3,003
Mortgage-backed securities	359,227	8,704	$256	367,675
Obligations of states and political subdivisions	97,268	4,434	—	101,702
Other debt securities	12,165	1	8,992	3,174

Total debt securities	471,660	13,142	9,248	475,554
Mutual funds and other equity securities	10,071	660	147	10,584

Total	$481,731	$13,802	$9,395	$486,138

		Gross Unrecognized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Held To Maturity
Mortgage-backed securities	$8,536	$629	—	$9,165
Obligations of states and political subdivisions	5,137	325	—	5,462

Total	$13,673	$954	—	$14,627

December 31, 2010

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Available for Sale
U.S. Treasury and government agencies	$3,001	$11	—	$3,012
Mortgage-backed securities	303,479	6,648	$587	309,540
Obligations of states and political subdivisions	111,912	4,170	1	116,081
Other debt securities	12,329	—	7,956	4,373

Total debt securities	430,721	10,829	8,544	433,006
Mutual funds and other equity securities	10,071	706	116	10,661

Total	$440,792	$11,535	$8,660	$443,667

		Gross Unrecognized		Estimated Fair
	Amortized Cost	Gains	Losses	Value

Classified as Held To Maturity
Mortgage-backed securities	$11,131	$700	$1	$11,830
Obligations of states and political subdivisions	5,136	306	—	5,442

Total	$16,267	$1,006	$1	$17,272

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $11,600 and $2,654, respectively, at September 30, 2011. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at September 30, 2011 with ratings ranging from Caa1 to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

Significant inputs to the cash flow models used in determining credit related other-than-temporary impairment losses on pooled trust preferred securities as of September 30, 2011 included the following:

Annual Prepayment	1.00%
Projected specific defaults/deferrals	33.1% - 73.6%
Projected severity of loss on specific defaults/deferrals	50.0% - 87.1%
Projected additional defaults:
Year 1	2.00%
Year 2	1.00%
Thereafter	0.25%
Projected severity of loss on additional defaults	85.00%
Present value discount rates	3m LIBOR + 1.60% - 2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the nine month period ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$9,110	$6,557
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	323	2,125
Credit related impairment not previously recognized	—	158

Balance at end of period:	$9,433	$8,840

During the nine month period ended September 30, 2011, pretax OTTI losses of $161, $72, $39, $50 and $1, respectively, were recognized on five pooled trust preferred securities which prior to the 2011 charges had book values of $2,208, $5,583, $949, $2,180 and $656, respectively. These OTTI losses resulted from adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$38,648	$256	—	—	$38,648	$256
Obligations of states and political subdivisions	—	—	—	—	—	—
Other debt securities	—	—	$3,118	$8,992	3,118	8,992

Total debt securities	38,648	256	3,118	8,992	41,766	9,248
Mutual funds and other equity securities	20	2	80	145	100	147

Total temporarily impaired securities	$38,668	$258	$3,198	$9,137	$41,866	$9,395

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2011.

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

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 77 and 90, respectively, at September 30, 2011 and December 31, 2010. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2011. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at September 30, 2011.

At September 30, 2011 and December 31, 2010, securities having a stated value of approximately $385,000 and $310,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The contractual maturity of all debt securities held at September 30, 2011 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(000’s)

Contractual Maturity
Within 1 year	$11,110	$11,122	—	—
After 1 year but within 5 years	40,462	42,363	$5,137	$5,462
After 5 year but within 10 years	48,751	51,276	—	—
After 10 years	12,110	3,118	—	—
Mortgage-backed securities — residential	359,227	367,675	8,536	9,165

Total	$471,660	$475,554	$13,673	$14,627

4.	Loans

The loan portfolio is comprised of the following:

	September 30,	December 31,
	2011	2010

Real Estate:
Commercial	$817,998	$796,253
Construction	145,682	174,369
Residential	812,203	467,326
Commercial & Industrial	221,208	245,263
Individuals & lease financing	42,750	49,040

Total loans	2,039,841	1,732,251
Deferred loan fees	(4,033)	(4,115)
Allowance for loan losses	(42,150)	(38,949)

Loans, net	$1,993,658	$1,689,187

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of period	$41,889	$17,112	$6,440	$13,161	$4,246	$930

Charge-offs	(2,802)	(69)	(11)	(2,263)	(453)	(6)
Recoveries	527	44	28	336	112	7

Net Charge-offs	(2,275)	(25)	17	(1,927)	(341)	1
Provision for loan losses	2,536	(716)	(231)	3,115	387	(19)

Net change during the period	261	(741)	(214)	1,188	46	(18)

Balance at end of period	$42,150	$16,371	$6,226	$14,349	$4,292	$912

	Nine Months Ended September 30, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of period	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Charge-offs	(9,429)	(225)	(867)	(5,276)	(2,997)	(64)
Recoveries	3,097	730	603	1,355	388	21

Net Charge-offs	(6,332)	505	(264)	(3,921)	(2,609)	(43)
Provision for loan losses	9,533	(870)	(650)	8,419	2,611	23

Net change during the period	3,201	(365)	(914)	4,498	2	(20)

Balance at end of period	$42,150	$16,371	$6,226	$14,349	$4,292	$912

	Three Months Ended September 30, 2010
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of period	$47,127	$20,491	$8,406	$11,388	$6,648	$194

Charge-offs	(17,434)	(5,708)	(6,838)	(3,233)	(1,645)	(10)
Recoveries	621	54	—	469	98	—

Net Charge-offs	(16,813)	(5,654)	(6,838)	(2,764)	(1,547)	(10)
Provision for loan losses	6,572	1,366	4,403	871	(117)	49

Net change during the period	(10,241)	(4,288)	(2,435)	(1,893)	(1,664)	39

Balance at end of period	$36,886	$16,203	$5,971	$9,495	$4,984	$233

	Nine Months Ended September 30, 2010
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Balance at beginning of period	$38,645	$15,273	$5,802	$9,706	$7,326	$538

Charge-offs	(43,404)	(12,394)	(14,311)	(13,310)	(3,345)	(44)
Recoveries	943	54	11	478	400	—

Net Charge-offs	(42,461)	(12,340)	(14,300)	(12,832)	(2,945)	(44)
Provision for loan losses	40,702	13,270	14,469	12,621	603	(261)

Net change during the period	(1,759)	930	169	(211)	(2,342)	(305)

Balance at end of period	$36,886	$16,203	$5,971	$9,495	$4,984	$233

Impaired loans as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011			December 31, 2010
	Unpaid		Allowance for	Unpaid		Allowance for
	Principal	Recorded	Loan Losses	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$44,895	$43,510	—	$22,714	$21,166	—
Construction	13,619	12,507	—	16,985	11,868	—
Residential	18,066	13,405	—	11,476	7,223	—
Commercial & industrial	9,876	8,171	—	5,543	4,538	—
Lease financing & other	499	241	—	651	393	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Construction	5,310	5,310	$863	3,821	3,821	$850
Residential	—	—	—	521	521	17
Commercial & industrial	25	25	25	25	25	25
Lease financing & other	—	—	—	—	—	—

Total loans	$92,290	$83,169	$888	$61,736	$49,555	$892

The Company classifies all loans considered to be troubled debt restructurings (“TDRs”) as impaired. Impaired loans as of September 30, 2011 and December 31, 2010 included $40.9 million and $17.2 million, respectively, of loans considered to be TDR’s. The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan.

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$41,262	$16,371	$5,363	$14,349	$4,267	$912
Individually evaluated for impairment	888	—	863	—	25	—

Total ending balance of allowance	$42,150	$16,371	$6,226	$14,349	$4,292	$912

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,956,672	$774,487	$127,866	$798,798	$213,012	$42,509
Individually evaluated for impairment	83,169	43,511	17,816	13,405	8,196	241

Total ending balance of loans	$2,039,841	$817,998	$145,682	$812,203	$221,208	$42,750

	December 31, 2010
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$38,057	$16,736	$6,290	$9,834	$4,265	$932
Individually evaluated for impairment	892	—	850	17	25	—

Total ending balance of allowance	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,682,696	$775,087	$158,680	$459,582	$240,700	$48,647
Individually evaluated for impairment	49,555	21,166	15,689	7,744	4,563	$393

Total ending balance of loans	$1,732,251	$796,253	$174,369	$467,326	$245,263	$49,040

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
		Past Due		Past Due
		90 Days and		90 Days and
	Non-Accrual	Still Accruing	Non-Accrual	Still Accruing

Loans:
Commercial Real Estate:
Owner occupied	$5,814	—	$1,942	$292
Non owner occupied	14,800	—	13,353	—
Construction:
Commercial	7,237	—	4,477	1,323
Residential	10,000	—	11,212	—
Residential:
Multifamily	3,924	—	1,437	—
1-4 family	4,705	—	4,649	—
Home equity	3,619	—	1,658	10
Commercial & industrial	8,196	—	4,563	—
Other:
Lease financing and other	241	—	393	—
Overdrafts	—	—	0	—

Total	$58,536	—	$43,684	$1,625

The following table presents the aging of the recorded investment in loans (including past due and non-accrual loans) as of September 30, 2011 and December 31, 2010 by class of loans (in thousands):

	September 30, 2011
				90 Days
		31-59 Days	60-89 Days	Or More	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Loans:
Commercial Real Estate:
Owner occupied	$317,584	—	$394	$5,814	$6,208	$311,376
Non owner occupied	500,414	—	2,546	14,800	17,346	483,068
Construction:
Commercial	83,361	—	3,481	7,236	10,717	72,644
Residential	62,321	—	—	10,000	10,000	52,321
Residential:
Multifamily	507,145	—	—	3,924	3,924	503,221
1-4 family	186,872	$120	583	4,705	5,408	181,464
Home equity	118,186	363	944	3,619	4,926	113,260
Commercial & industrial	221,208	—	4,178	4,264	8,442	212,766
Other:
Lease financing and other	41,171	1	59	241	301	40,870
Overdrafts	1,579	—	—	—	—	1,579

Total	$2,039,841	$484	$12,185	$54,603	$67,272	$1,972,569

The Company had no allocation of specific reserves for the three month period ended September 30, 2011 and allocated $0.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings for the nine month period ended September 30, 2011. The Company has not committed to lend any additional amounts for the three and nine month periods ended September 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2011:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment

Loans:
Commercial Real Estate:
Owner occupied	3	$10,701	$10,701	3	$10,701	$10,701
Non owner occupied	2	6,328	6,328	5	8,640	8,640
Construction:
Commercial	1	579	579	1	579	579
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	3	1,132	1,132
1-4 family	2	1,223	909	2	1,223	909
Home equity	—	—	—	—	—	—
Commercial & industrial	2	1,832	1,832	4	3,970	3,970
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—

Total	10	$20,663	$20,349	18	$26,245	$25,931

For both the three and nine month periods ended September 30, 2011, seven TDR’s with carrying amounts of $18.1 million were on accrual status and performing in accordance with their modified terms. All other TDR’s for the three and nine month periods ended September 30, 2011 were on nonaccrual status. The troubled debt restructurings described above resulted in no charge offs for the three period ended September 30, 2011 and $0.2 million during the nine month period ended September 30, 2011.

For the three and nine month periods ended September 30, 2011, there were no troubled debt restructurings in which there were payment defaults within twelve months following the modification. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as; value of underlying collateral, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes non-homogeneous loans individually and classifies them as to credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

The following table presents the risk category by class of loans as of September 30, 2011 and December 31, 2010 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed (in thousands):

	September 30, 2011
			Special
	Total	Pass	Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$317,584	$235,430	$30,019	$52,135	—
Non owner occupied	500,414	421,506	31,337	47,571	—
Construction:
Commercial	83,361	53,664	15,485	14,212	—
Residential	62,321	41,131	1,273	19,917	—
Residential:
Multifamily	507,145	497,307	4,201	5,637	—
1-4 family	101,153	79,782	7,329	14,042	—
Home equity	9,970	—	—	9,970	—
Commercial & Industrial	221,208	201,390	5,308	14,510	—
Other:
Lease Financing & Other	39,677	38,790	244	643	—

Total loans	$1,842,833	$1,569,000	$95,196	$178,637	—

	December 31, 2010
			Special
	Total	Pass	Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$317,926	$247,210	$25,164	$45,552	—
Non owner occupied	478,327	406,949	42,552	25,826	$3,000
Construction:
Commercial	104,466	79,861	5,426	19,179	—
Residential	69,903	48,777	—	21,126	—
Residential:
Multifamily	152,295	139,725	2,620	9,950	—
1-4 family	91,761	67,401	12,342	12,018	—
Home equity	12,135	6,715	249	5,171	—
Commercial & Industrial	245,262	218,088	11,559	15,615	—
Other:
Lease Financing & Other	43,570	41,502	332	1,736	—

Total loans	$1,515,645	$1,256,228	$100,244	$156,173	$3,000

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents the delinquency categories by class of loans as of September 30, 2011 and December 31, 2010 for loans evaluated for risk in groups of homogeneous loans (in thousands):

	September 30, 2011
				90 Days
		31-59 Days	60-89 Days	Or More	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Residential:
1-4 family	$85,719	$133	$115	—	$248	$85,471
Home equity	108,216	363	—	—	363	107,853
Other:
Other loans	1,494	1	—	—	1	1,493
Overdrafts	1,579	—	—	—	—	1,579

Total loans	$197,008	$497	$115	—	$612	$196,396

	December 31, 2010
				90 Days
		31-59 Days	60-89 Days	Or More	Total
	Total	Past Due	Past Due	Past Due	Past Due	Current

Residential:
1-4 family	$95,968	$1,090	$413	—	$1,503	$94,465
Home equity	115,167	342	—	—	342	114,825
Other:
Other loans	1,527	—	—	—	—	1,527
Overdrafts	3,944	—	—	—	—	3,944

Total loans	$216,606	$1,432	$413	—	$1,845	$214,761

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other

Three months ended September 30, 2011:
Average recorded investment in impaired loans	$81,776	$43,526	$15,802	$13,580	$8,623	$245

Interest Income recognized during impairment	$271	$239	$—	$32	$—	$—

Three months ended September 30, 2010:
Average recorded investment in impaired loans	$68,902	$27,644	$23,012	$15,003	$1,504	$1,739

Interest Income recognized during impairment	$60	$60	$—	$—	$—	$—

Nine months ended September 30, 2011:
Average recorded investment in impaired loans	$69,017	$33,645	$15,281	$12,692	$7,081	$318

Interest Income recognized during impairment	$389	$357	$—	$32	$—	$—

Nine months ended September 30, 2010:
Average recorded investment in impaired loans	$69,630	$28,596	$20,439	$16,851	$1,985	$1,759

Interest Income recognized during impairment	$141	$141	$—	$—	$—	$—

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $2,466 and $1,710, respectively, for the nine month periods ended September 30, 2011 and 2010.

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(000’s except share data)

Numerator:
Net income (loss) available to common shareholders for basic and diluted earnings per share	$8,508	$4,071	$20,764	$(2,029)
Denominator:
Denominator for basic earnings per common share — weighted average shares	17,692,870	17,632,081	17,686,866	17,629,107
Effect of diluted securities:
Stock options	14,702	67,897	46,060	0

Denominator for diluted earnings per common share — adjusted weighted average shares	17,707,572	17,699,978	17,732,926	17,629,107

Basic earnings per common share	$0.48	$0.23	$1.17	$(0.12)
Diluted earnings per common share	$0.48	$0.23	$1.17	$(0.12)
Dividends declared per share	$0.20	$0.09	$0.50	$0.51

In November 2010, the Company declared a 10% stock dividend. Share and per share amounts for 2010 have been retroactively restated to reflect the issuance of the additional shares. For the nine months ended September 30, 2010, the effects of outstanding stock options were not included in the diluted earnings per share calculation as they would have been anti dilutive due to the Company’s net loss for the respective periods. At September 30, 2011, the Company had 259,271 anti dilutive options with an average exercise price of $32.04.

6.	Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (in thousands).

	Three Months Ended		Nine Months Ended
	Sep 30,		Sep 30,
	2011	2010	2011	2010

Service cost	$103	$75	$294	$204
Interest cost	155	148	449	431
Amortization of prior service cost	(58)	(47)	(174)	(143)
Amortization of net loss	139	149	418	448

Net periodic pension cost	$339	$325	$987	$940

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2010 Annual Report on Form 10-K that it expected to contribute $612 to the unfunded defined benefit plans during 2011. For the three and nine month periods ended September 30, 2011, the Company contributed $153 and $459, respectively, to these plans.

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

Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock options are expensed over their respective vesting periods. There were no stock-based compensation awards granted under either the 2010 Plan or the prior plans during the nine month period ended September 30, 2011.

The following table summarizes stock option activity for the nine month period ended September 30, 2011:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value (1) ($000’s)	Term

Outstanding at December 31, 2010	700,070	$23.93
Granted	—	—
Exercised	(28,389)	17.12
Cancelled or Expired	(45,429)	23.96

Outstanding at September 30, 2011	626,252	24.23	$409	2.6

Exercisable at September 30, 2011	598,119	23.53	$409	2.6

Available for future grant	1,210,000

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on changes in the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the nine month period ended September 30, 2011 or the year ended December 31, 2010.

Net compensation expense of $31 and $100 related to the Company’s stock option plans was included in net income for the three and nine month periods ended September 30, 2011, respectively. The total tax effect related thereto was $2 and $4, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $102 at September 30, 2011. This expense is expected to be recognized over a remaining weighted average period of 0.9 years.

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

The Company’s available for sale securities at September 30, 2011 and December 31, 2010 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at September 30, 2011
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$3,003	—	$3,003
Mortgage-backed securities — residential	—	367,675	—	367,675
Obligations of states and political subdivisions	—	101,702	—	101,702
Other debt securities	—	520	$2,654	3,174
Mutual funds and other equity securities	—	10,584	—	10,584

Total assets at fair value	—	$483,484	$2,654	$486,138

Measured on a non-recurring basis:
Impaired loans:(1)
Commercial real estate	—	—	$2,007	$2,007
Construction	—	—	8,539	8,539
Residential	—	—	6,493	6,493
Commercial & Industrial	—	—	1,969	1,969
Other	—	—	179	179

Total impaired loans	—	—	19,187	19,187
Loans held for sale(2)	—	—	2,244	2,244
Other real estate owned(3)	—	—	924	924

Total assets at fair value	—	—	$22,355	$22,355

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on September 30, 2011 was $20,075 for which a specific allowance of $888 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.

(3)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at September 30, 2011 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

	Fair Value Measurements at December 31, 2010
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(000’s)

Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$3,012	—	$3,012
Mortgage-backed securities — residential	—	309,540	—	309,540
Obligations of states and political subdivisions	—	116,081	—	116,081
Other debt securities	—	686	$3,687	4,373
Mutual funds and other equity securities	—	10,661	—	10,661

Total assets at fair value	—	$439,980	$3,687	$443,667

Measured on a non-recurring basis:
Impaired loans:(1)
Commercial real estate	—	—	$2,805	$2,805
Construction	—	—	10,806	10,806
Residential	—	—	3,373	3,373
Commercial & Industrial	—	—	1,420	1,420
Other	—	—	190	190

Total impaired loans	—	—	18,594	18,594
Loans held for sale(2)	—	—	7,811	7,811
Other real estate owned(3)	—	—	11,028	11,028

Total assets at fair value	—	$—	$37,433	$37,433

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2010 was $19,486 for which a specific allowance of $892 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.

(3)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2010 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2011 and 2010:

	Level 3 Assets Measured on a Recurring Basis
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(000’s)		(000’s)

Balance at beginning of period	$2,923	$2,629	$3,687	$3,938
Transfers into (out of) Level 3	93	87	289	256
Net unrealized gain (loss) included in other comprehensive income	(242)	245	(995)	1,050
Principal payments	—	—	(3)	—
Recognized impairment charge included in the statement of income	(119)	(75)	(323)	(2,358)

Balance at end of period	$2,655	$2,886	$2,655	$2,886

9.	Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2011 and December 31, 2010 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Financial assets for which carrying value approximates fair value	$290.6	$290.6	$356.2	$356.2
Held to maturity securities and accrued interest	13.8	14.7	16.3	17.3
FHLB Stock	3.8	N/A	7.0	N/A
Loan and accrued interest	2,025.1	2,079.7	1,717.8	1,759.8
Liabilities:
Deposits with no stated maturity and accrued interest	2,373.0	2,373.0	2,047.4	2,047.4
Time deposits and accrued interest	158.0	158.5	188.5	188.9
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	46.6	46.6	36.6	36.6
Other borrowings and accrued interest	16.6	14.0	88.2	85.6

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 became effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption. The adoption of this ASU by the Company did not have a material effect on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which represents the convergence of the FASB’s and the IASB’s guidance on fair value measurement. ASU 2011-04 reflects the common requirements under U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning for the term “fair value.” The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public company is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public company. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” the provisions of which allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment” the provisions of which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for ASU 2011-08 become effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition or results of operation.

Other — Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2011 and December 31, 2010, and the consolidated results of operations for the three and nine month periods ended September 30, 2011 and September 30, 2010. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2010 Annual Report on Form 10K.

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

The Company recorded net income for the three month period ended September 30, 2011 of $8.5 million or $0.48 per diluted share, an increase of $4.4 million compared to net income of $4.1 million or $0.23 per diluted share for the same period in the prior year. Net income for the nine month period ended September 30, 2011 was $20.8 million or $1.17 per diluted share, an increase of $22.8 million compared to a net loss of $2.0 million or $(0.12) per diluted share for the same period in the prior year. Per share amounts for the 2010 periods have been adjusted to reflect the effects of the 10 percent stock dividend issued in December 2010.

The increases in earnings resulted primarily from significant decreases in the provision for loan losses which totaled $2.5 million and $9.5 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $6.6 million and $40.7 million, respectively, for the same periods in the prior year. The 2011 provisions are significantly lower than those in 2010, however, the provisions in both 2011 and 2010 are reflective of continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality.

Total loans increased $105.1 million and $307.6 million, respectively, during the three and nine month periods ended September 30, 2011 compared to the prior year end. These increases resulted primarily from strong demand for local market multi-family loans and increases in commercial real estate loans, partially offset by decreased loan demand in other sectors of the market, charge-offs and pay downs of existing loans. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased to $61.7 million at September 30, 2011, compared to $64.1 million at December 31, 2010. The Company recognized $6.3 million of net charge-offs during the nine month period ended September 30, 2011. The Company had significant resolutions of problem assets during the third quarter of 2011. Overall asset quality, however, continued to be adversely affected by the current state of the economy and the real estate market, which has resulted in the continuation of elevated levels of delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans. The Company continues to reevaluate each problem loan and make a determination of net realizable value based on management’s estimation of the most probable outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities including consideration of loan sales.

Total deposits increased $295.2 million during the nine month period ended September 30, 2011, compared to the prior year end. The Company continued to experience significant growth in new customers both in existing branches and new branches added during the last two years. Proceeds from deposit growth were used to fund loan growth, reduce maturing term borrowings, increase the securities portfolio or were retained in liquid investments, principally interest earning bank deposits.

The Company’s short-term liquidity remains at elevated levels, resulting from continuing strong deposit growth and soft loan demand. With interest rates remaining at historical low levels, this excess liquidity contributed to margin compression. This compression has been significantly offset by reinvestment of available liquidity in new loans, primarily local market multi-family loans, and an $86.3 million reduction of term borrowings since September 30, 2010, of which $71.3 million occurred in the first nine months of 2011. The resulting net interest margin of 4.47 percent for the three month period ended September 30, 2011, decreased compared to 4.55 percent for the three month period ended June 30, 2011, but increased from 4.09 percent for three month period ended September 30, 2010. The decrease in the net interest margin for the three months ended September 30, 2011, compared to prior quarter resulted from lower overall yields on investments and the impact of interest reversals on nonaccrual loans, partially offset by increases in interest income resulting from the redeployment of short-term liquidity into loans and a lower cost of funds.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $2.6 million or 9.3 percent to $30.6 million for the three month period ended September 30, 2011, compared to $28.0 million for the same period in the prior year. Tax equivalent basis net interest income increased by $3.3 million or 3.8 percent to $88.9 million for the nine month period ended September 30, 2011, compared to $85.6 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.5 million and $1.8 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $0.7 million and $2.5 million, respectively, for the same periods in the prior year.

The Company’s non interest income was $5.7 million and $14.8 million, respectively, for the three and nine month periods ended September 30, 2011. This represented increases of $1.9 million or 50.0 percent and $5.5 million or 59.1 percent, respectively, compared to $3.8 million and $9.3 million, respectively, for the same periods in the prior year. These increases partially resulted from an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of continued improvement in both domestic and international equity markets. Assets under management were approximately $1.3 billion at both September 30, 2011 and September 30, 2010. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.1 million and $0.3 million, respectively, for the three and nine month periods ended September 30, 2011 and $0.1 million and $2.4 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has continued to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. Non interest income also included other gains of $1.0 million and $0.1 million, respectively, for the three and nine month periods ended September 30, 2011 and other losses of $0.6 million and $2.0 million, respectively, for the same periods in the prior year. These gains and losses are related to sales and revaluations of other real estate owned and loans held for sale.

Non interest expense was $20.1 million and $61.2 million, respectively, for the three and nine month periods ended September 30, 2011. This represented increases of $1.7 million or 9.2 percent and $6.2 million or 11.3 percent, respectively, compared to $18.4 million and $55.0 million, respectively, for the same periods in the prior year. Increases in non interest expense resulted primarily from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, increase in costs associated with problem loan resolution and other real estate owned, and investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2011 and September 30, 2010

Summary of Results

The Company recorded net income of $8.5 million or $0.48 per diluted share and $20.8 million or $1.17 per diluted share, respectively, for the three and nine month periods ended September 30, 2011, compared to net income of $4.1 million or $0.23 per diluted share and a net loss of $2.0 million or $(0.12) per diluted share for the same periods in the prior year. Per share amounts for the 2010 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2010. The increases in net income for the three and nine month periods ended September 30, 2011, compared to the same periods in the prior year, reflected significantly lower provisions for loan losses, higher net interest income and higher non interest income, partially offset by higher non interest expense and higher income taxes. Higher earnings in the 2011 periods, compared to the same periods in the prior year, resulted primarily from significant decreases in the provisions for loan losses which totaled $2.5 million and $9.5 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $6.6 million and $40.7 million, respectively, for the same periods in the prior year. The 2011 provisions are significantly lower than those in 2010, however, the provisions in both 2011 and 2010 are reflective of continued weakness in the overall economy necessitating the Company’s decision to follow a more aggressive strategy for problem asset resolution. Net interest income was higher primarily due to reinvestment of excess liquidity into new loans and a lower average cost of funds. Non interest income was higher in 2011, compared to 2010, primarily due to higher investment advisory fees, lower charges for other-than-temporary impairment of available for sale securities, and gains on disposition and revaluation of other real estate owned and loans held for sale. Increases in non interest expense in 2011, compared to 2010, resulted primarily from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, increase in costs associated with problem loan resolution and other real estate owned, investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers.

Annualized returns (losses) on average stockholders’ equity and average assets were 11.3 percent and 1.2 percent for the three month period ended September 30, 2011, compared to 5.7 percent and 0.6 percent for the same period in the prior year. Annualized returns (losses) on average stockholders’ equity and average assets were 9.4 percent and 1.0 percent for the nine month period ended September 30, 2011, compared to (0.9) percent and (0.1) percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were virtually the same at 11.4 percent and 9.4 percent, respectively, for the three and nine month periods ended September 30, 2011 and 5.8 percent and (0.9)

percent, respectively for the same periods in the prior year. Adjusted average stockholders’ equity excludes the effects of average net unrealized gains, net of tax of $1.7 million and $0.8 million for the three and nine month periods ended September 30, 2011, and $3.7 million and $2.9 million, respectively, for the same periods in the prior year, on securities available for sale. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2011 and September 30, 2010, as well as total interest and corresponding yields and rates (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(Unaudited)

ASSETS
Interest earning assets:
Deposits in Banks	$234,589	$154	0.26%	$373,553	$260	0.28%
Federal funds sold	39,971	24	0.24	84,112	45	0.21
Securities:(1)
Taxable	378,157	2,778	2.94	365,119	3,354	3.67
Exempt from federal income taxes	103,638	1,522	5.87	142,292	2,032	5.71
Loans, net(2)	1,928,888	28,641	5.94	1,693,859	26,557	6.27

Total interest earning assets	2,685,243	33,119	4.93	2,658,935	32,248	4.85

Non interest earning assets:
Cash and due from banks	48,290			46,877
Other assets	135,965			135,884

Total non interest earning assets	184,255			182,761

Total assets	$2,869,498			$2,841,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$999,130	$1,557	0.62%	$955,296	$2,050	0.86%
Savings	111,358	116	0.42	118,399	143	0.48
Time	163,830	357	0.87	202,934	609	1.20
Checking with interest	309,694	196	0.25	337,006	223	0.26
Securities sold under repo & other s/t borrowings	53,100	68	0.51	56,109	69	0.49
Other borrowings	23,652	254	4.30	102,760	1,190	4.63

Total interest bearing liabilities	1,660,764	2,548	0.61	1,772,504	4,284	0.97

Non interest bearing liabilities:
Demand deposits	884,347			772,954
Other liabilities	25,770			13,148

Total non interest bearing liabilities	910,117			786,102

Stockholders’ equity(1)	298,617			283,090

Total liabilities and stockholders’ equity	$2,869,498			$2,841,696

Net interest earnings		$30,571			$27,964

Net yield on interest earning assets			4.55%			4.21%

	Nine Months Ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(Unaudited)

ASSETS
Interest earning assets:
Deposits in Banks	$253,829	$519	0.27%	$291,067	$519	0.24%
Federal funds sold	42,190	73	0.23	78,095	123	0.21
Securities:(1)
Taxable	359,008	8,875	3.30	371,305	10,601	3.81
Exempt from federal income taxes	109,837	5,077	6.16	159,258	7,157	5.99
Loans, net(2)	1,832,866	82,914	6.03	1,727,807	81,248	6.27

Total interest earning assets	2,597,730	97,458	5.00	2,627,532	99,648	5.06

Non interest earning assets:
Cash and due from banks	46,501			45,898
Other assets	143,107			138,609

Total non interest earning assets	189,608			184,507

Total assets	$2,787,338			$2,812,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$946,616	$4,699	0.66%	$935,851	$6,397	0.91%
Savings	112,907	358	0.42	114,520	404	0.47
Time	172,634	1,176	0.91	206,351	1,948	1.26
Checking with interest	293,660	557	0.25	342,335	930	0.36
Securities sold under repo & other s/t borrowings	46,102	172	0.50	60,995	217	0.47
Other borrowings	48,176	1,599	4.43	114,924	4,128	4.79

Total interest bearing liabilities	1,620,095	8,561	0.70	1,774,976	14,024	1.05

Non interest bearing liabilities:
Demand deposits	848,834			728,005
Other liabilities	24,106			18,442

Total non interest bearing liabilities	872,940			746,447

Stockholders’ equity(1)	294,303			290,616

Total liabilities and stockholders’ equity	$2,787,338			$2,812,039

Net interest earnings		$88,897			$85,624

Net yield on interest earning assets			4.56%			4.34%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.

(2)	Includes loans classified as non-accrual.

(3)	The data contained in the tables has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below.

Average Balances and Interest Rates Non-GAAP Reconciliation to GAAP

	Three Months Ended		Nine Months Ended
	Sep 30,		Sep 30,
	2011	2010	2011	2010
	(000’s)		(000’s)

Total interest earning assets:
As reported	$2,687,904	$2,664,979	$2,598,798	$2,632,076
Unrealized gain on securities available for sale(1)	2,661	6,044	1,068	4,544

Adjusted total interest earning assets	$2,685,243	$2,658,935	$2,597,730	$2,627,532

Net interest earnings:
As reported	$30,038	$27,253	$87,120	$83,119
Adjustment to tax equivalency basis(2)	533	711	1,777	2,505

Adjusted net interest earnings	$30,571	$27,964	$88,897	$85,624

Net yield on interest earning assets:
As reported	4.47%	4.09%	4.47%	4.21%
Effects of(1) and(2) above	0.08%	0.12%	0.09%	0.13%

Adjusted net yield on interest earning assets	4.55%	4.21%	4.56%	4.34%

Average stockholders’ equity:
As reported	$300,338	$286,849	$295,084	$293,454
Effects of(1) and(2) above	1,721	3,759	781	2,838

Adjusted average stockholders’ equity	$298,617	$283,090	$294,303	$290,616

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2011 and September 30, 2010:

	(000’s)			(000’s)
	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)

Interest income:
Deposits in Banks	$(97)	$(9)	$(106)	$(66)	$66	$—
Federal funds sold	(24)	3	(21)	(57)	7	(50)
Securities:
Taxable	120	(696)	(576)	(351)	(1,375)	(1,726)
Exempt from federal income taxes	(552)	42	(510)	(2,221)	141	(2,080)
Loans, net	3,685	(1,601)	2,084	4,940	(3,274)	1,666

Total interest income	3,132	(2,261)	871	2,245	(4,435)	(2,190)

Interest expense:
Deposits:
Money market	94	(587)	(493)	74	(1,772)	(1,698)
Savings	(9)	(18)	(27)	(6)	(40)	(46)
Time	(117)	(135)	(252)	(318)	(454)	(772)
Checking with interest	(18)	(9)	(27)	(132)	(241)	(373)
Securities sold under repo & other s\t borrowings	(4)	3	(1)	(53)	8	(45)
Other borrowings	(916)	(20)	(936)	(2,398)	(131)	(2,529)

Total interest expense	(970)	(766)	(1,736)	(2,833)	(2,630)	(5,463)

Increase (decrease) in interest differential	$4,102	$(1,495)	$2,607	$5,078	$(1,805)	$3,273

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2011 and 2010.

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

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income, on a tax equivalent basis, increased by $2.6 million or 9.3 percent to $30.6 million and $3.3 million or 3.9 percent to $88.9 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $28.0 million and $85.6 million, respectively, for the same periods in the prior year. Net interest income for the 2011 periods was higher partially due to increases in the tax equivalent basis net interest margin to 4.55 percent and 4.56 percent, respectively, for the three and nine month periods ended September 30, 2011, compared to 4.21 percent and 4.34 percent, respectively, for the same periods in the prior year, partially offset by generally lower interest rates. The increase in net interest income was also partially due to increases in the excess of adjusted average interest earning assets over average interest bearing liabilities of $138.0 million or 15.6 percent to $1,024.4 million, and $125.1 million or 14.7 percent to $977.6 million, respectively, for the three and nine month periods ended September 2011 compared to $886.4 million and $852.5 million for the same periods in the prior year.

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

The Company has continued to repay maturing long-term borrowings with liquidity provided primarily by core deposit growth. Additional liquidity from deposit growth was used to fund loan growth, increase securities portfolio or was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. The Company’s short-term liquidity remains at elevated levels, resulting from continued strong deposit growth and soft loan demand. With interest rates remaining at historical low levels, this excess liquidity contributed to margin compression.

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

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume decreases in investments, federal funds sold and interest bearing deposits, partially offset by a volume increase in loans and a slightly higher average yield on interest earning assets, resulted in higher interest income for the three month period ended September 30, 2011, compared to the same period in the prior year. Adjusted average interest earning assets for the three month period ended September 30, 2011 increased $26.3 million or 1.0 percent to $2,685.2 million from $2,658.9 million for the same period in the prior year. Volume decreases in interest bearing deposits, investments and, federal funds sold and a lower average yield on interest earning assets, partially offset by volume increases in loans, resulted in lower interest income for the nine month period ended September 30, 2011, compared to the same period in the prior year. Adjusted average interest earning assets for the nine month period ended September 30, 2011 decreased

$29.8 million or 1.1 percent to $2,597.7 million from $2,627.5 million for the same period in the prior year. The decreases in average interest earning assets for the 2011 periods, compared to the same periods in the prior year, resulted primarily from the Company’s planned utilization of existing available liquidity to reduce term borrowings.

Loans are the largest component of interest earning assets. Average net loans increased $235.0 million or 13.9 percent to $1,928.9 million, and increased $105.1 million or 6.1 percent to $1,832.9 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $1,693.9 million and $1,727.8 million, respectively, for the same periods in the prior year. The average yield on loans was 5.94 percent and 6.03 percent, respectively, for the three and nine month periods ended September 30, 2011, compared to 6.27 percent for both of the same periods in the prior year. As a result, interest income on loans was higher for the three and nine month periods ended September 30, 2011, compared to the same periods in the prior year, due to higher volume, partially offset by lower average interest rates.

Average total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, decreased $25.6 million or 5.0 percent to $481.8 million, and decreased $61.8 million or 11.6 percent to $468.8 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $507.4 million and $530.6 million for the same periods in the prior year. The decreases in average total securities resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. The average tax equivalent basis yield on securities was 3.57 percent and 3.97 percent, respectively, for the three and nine month periods ended September 30, 2011, compared to 4.25 percent and 4.46 percent, respectively, for the same periods in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three and nine month periods ended September 30, 2011, compared to the same periods in the prior year, due to lower volume and lower interest rates. Increases or decreases in average FHLB stock result from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $1.8 million or 41.9 percent to $2.5 million and $5.4 million or 38.6 percent to $8.6 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $4.3 million and $14.0 million, respectively, for the same periods in the prior year. Average interest bearing liabilities decreased $111.7 million or 6.3 percent to $1,660.8 million and $154.9 million or 8.7 percent to $1,620.1 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $1,772.5 million and $1,775.0 million, respectively, for the same periods in the prior year. The decreases in average interest bearing liabilities for the three and nine month periods ended September 30, 2011, compared to the same periods in the prior year, were due to volume decreases in interest bearing demand deposits, time deposits, securities sold under repurchase agreements and other short-term borrowings and other borrowings. The decreases in average interest bearing deposits were more than offset by increases in noninterest bearing demand deposits. The decrease in average short-term and other borrowings for the three and nine month periods ended September 30, 2011, compared to the same periods in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 0.61 percent and 0.70 percent, respectively, for the three and nine month periods ended September 30, 2011, compared to 0.97 percent and 1.05 percent, respectively, for the same periods in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three and nine month periods ended September 30, 2011, compared to the same periods in the prior year due to lower interest rates and lower volume.

Average non interest bearing demand deposits increased $111.3 million or 14.4 percent to $884.3 million, and $120.8 million or 16.6 percent to $848.8 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $773.0 million and $728.0 million, respectively, for the same periods in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	Sep 30,		Sep 30,
	2011	2010	2011	2010

Average interest rate on:
Total average interest earning assets	4.93%	4.85%	5.00%	5.06%
Total average interest bearing liabilities	0.61%	0.97%	0.70%	1.05%
Total interest rate spread	4.32%	3.88%	4.30%	4.01%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $2.5 million and $9.5 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $6.6 million and $40.7 million, respectively, for the same periods in the prior year. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Allowance for loan losses” for further discussion.

Non Interest Income

The Company’s non interest income was $5.7 million and $14.8 million, respectively, for the three and nine month periods ended September 30, 2011. This represented increases of $1.9 million or 50.0 percent and $5.5 million or 59.1 percent, respectively, compared to $3.8 million and $9.3 million, respectively, for the same periods in the prior year. These increases partially resulted from an increase in investment advisory fees. Fee income from this source increased primarily as a result of the effects of continued improvement in both domestic and international equity markets. Assets under management were approximately $1.3 billion at both September 30, 2011 and September 30, 2010. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.1 million and $0.3 million, respectively, for the three and nine month periods ended September 30, 2011 and $0.1 million and $2.4 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has continued to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. Non interest income also included other gains of $0.9 million and $0.1 million, respectively, for the three and nine month periods ended September 30, 2011 and other losses of $0.6 million and $2.0 million, respectively, for the same periods in the prior year. These gains and losses related to sales and revaluations of other real estate owned and loans held for sale.

Non Interest Expense

Non interest expense was $20.1 million and $61.2 million, respectively, for the three and nine month periods ended September 30, 2011. This represented increases of $1.7 million or 9.2 percent and $6.2 million or 11.1 percent, respectively, compared to $18.4 million and $55.0 million, respectively, for the same periods in the prior year. Increases in non interest expense resulted primarily from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, increase in costs associated with problem loan resolution and other real estate owned, investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers, partially offset by a lower FDIC deposit insurance premiums.

Salaries and employee benefits, the largest component of non interest expense, for the three and nine month periods ended September 30, 2011 increased $1.8 million or 18.9 percent to $11.3 million and $4.5 million or 15.6 percent to $33.4 million, respectively, compared to $9.5 million and $28.9 million for the same periods in the prior year. The increases primarily resulted from the Company’s reinstatement of an incentive compensation plan previously terminated in 2009, merit increases, and additional personnel added to accommodate growth.

Occupancy expense for the three and nine month periods ended September 30, 2011 increased $0.1 million or 4.8 percent to $2.2 million and increased $0.6 million or 9.7 percent to $6.8 million, respectively, as compared to $2.1 million and $6.2 million for the same periods in the prior year. The increase reflected the Company’s continued expansion, including the opening of new branch facilities, as well as rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services expense for the three and nine month periods ended September 30, 2011 increased $0.5 million or 41.7 percent to $1.7 million and $0.8 million or 19.5 percent to $4.9 million, respectively, compared to $1.2 million and $4.1 million, respectively, for the same periods in the prior year. The increases were primarily due to costs related to the engagement of consultants to assist with new systems implementations.

Equipment expense for the three and nine month periods ended September 30, 2011 increased $0.1 million or 10.0 percent to $1.1 million and $0.3 million or 10.3 percent to $3.2 million, respectively, compared to $1.0 million and $2.9 million, respectively, for the same periods in the prior year. The increase was due to increased equipment and software maintenance costs.

Business development expense was $0.5 million and $1.5 million, respectively, for the three and nine month periods ended September 30, 2011, compared to $0.5 million and $1.6 million, respectively for the same periods in the prior year.

The FDIC assessment for the three and nine month periods ended September 30, 2011 decreased $0.6 million or 50.0 percent to $0.6 million and $1.1 million or 31.4 percent to $2.4 million, respectively, compared to $1.2 million and $3.5 million for the same periods in the prior year. The decreases were due to the change in the premium calculation base by the FDIC.

Significant changes in other components of non interest expense for the three and nine month periods ended September 30, 2011 compared to September 30, 2010, were due to the following:

•	Decrease of $54,000 (36.4%) and increase of $189,000 (174.9%), respectively, in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies due partially offset by an increase in blanket bond insurance costs,

•	Decrease of $13,000 (11.6%) and increase of $43,000 (14.7%), respectively, in stationary and printing costs, due to consumption levels,

•	Increases of $40,000 (20.8%) and $103,000 (17.2%) in courier costs, due to increased utilization in 2011,

•	Increases of $1,000 (0.5%) and $28,000 (2.8%) in other loan expenses, primarily due to costs associated with properties held as other real estate owned and asset recovery costs,

•	Increases of $331,000 (84.5%) and $629,000 (48.9%) in outside services, due to outsourcing of several data processing functions,

•	Increases of $31,000 (166.7%) and $94,000 (166.7%) in meetings and seminars, due to reflecting reduced participation in such events in 2010.

Income Taxes

Income taxes (benefit) of $4.6 million and $10.4 million, respectively, were recorded in the three and nine month periods ended September 30, 2011, compared to $2.0 million and $(1.2) million, respectively for the same periods in the prior year. The overall effective tax rate of 33.5 percent for the nine month period ended September 30, 2011 was lower compared to 38.1 percent for the same period in the prior year. The 2011 effective rate was lower primarily due to the fact that tax-exempt income represented a higher percentage of pretax income in 2011 compared to 2010. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

Assets

The Company had total assets of $2,922.3 million at September 30, 2011, an increase of $253.2 million or 9.5 percent from $2,669.0 million at December 31, 2010.

Cash and Due from Banks

Cash and due from banks was $254.2 million at September 30, 2011, a decrease of $30.0 million or 10.6 percent from $284.2 million at December 31, 2010. Included in cash and due from banks is interest earning deposits of $202.5 million at September 30, 2011 and $258.3 million at December 31, 2010.

Federal Funds Sold

Federal funds sold totaled $36.4 million at September 30, 2011, a decrease of $35.7 million or 49.5 percent from $72.1 million at December 31, 2010. The decrease was a result of excess liquidity being deployed into loans or utilized for the repayment of term borrowings.

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

The available for sale portfolio totaled $486.1 million at September 30, 2011 which was an increase of $42.4 million or 9.6 percent from $443.7 million at December 31, 2010. The increase resulted from a $55.7 million increase in mortgage-backed securities, which was partially offset by a decrease of $14.6 million of obligations of state political subdivisions and a decrease of $0.2 million of other debt securities. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $11.6 million as of both September 30, 2011 and December 31, 2010. These pooled trust preferred securities have suffered severe declines in the prior periods in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities.

The held to maturity portfolio totaled $13.7 million at September 30, 2011, which was a decrease of $2.6 million or 15.9 percent from $16.3 million at December 31, 2010. The decrease was due to a decrease of $2.6 million in mortgage-backed securities.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $3.8 million at September 30, 2011 and $7.0 million at December 31, 2010.

Except for securities of the U.S. Treasury and government agencies, there were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2011 or December 31, 2010.

Loans

Net loans totaled $1,993.7 million at September 30, 2011, an increase of $304.5 million or 18.0 percent from $1,689.2 million at December 31, 2010. The increase resulted principally from a $345.0 million increase in residential real estate loans and a $21.7 million increase in commercial real estate loans, which were partially offset by a $28.7 million decrease in construction loans, a $24.1 million decrease in commercial and industrial loans and a decrease of $6.3 million in lease financing and other loans. The significant increase in residential loans was primarily the result of strong demand for local market multi-family loans which increased by $353.6 million during the nine month period ended September 30, 2011. The Company expects to continue its focus on multi-family loans originated in the New York City area.

The loan portfolio is comprised of the following:

	September 30,	December 31,
	2011	2010

Real Estate:
Commercial	$817,998	$796,253
Construction	145,682	174,369
Residential	812,203	467,326
Commercial & Industrial	221,208	245,263
Individuals & lease financing	42,750	49,040

Total loans	2,039,841	1,732,251
Deferred loan fees	(4,033)	(4,115)
Allowance for loan losses	(42,150)	(38,949)

Loans, net	$1,993,658	$1,689,187

The following table illustrates the trend in nonperforming assets, delinquency and net charge-offs from September 2010 to September 2011 (in thousands):

	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2011	2011	2011	2010	2010

Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	—	—	$292	—
Construction	—	—	—	1,323	—
Residential	—	—	—	—	$197

Total Real Estate	—	—	—	1,615	197
Commercial & Industrial	—	—	—	10	—
Lease Financing and Individuals	—	—	—	—	—

Total Loans Past Due 90 Days or More and Still Accruing	—	—	—	1,625	197

Non-Accrual Loans:
Real Estate:
Commercial	$20,614	$20,778	$19,184	15,295	14,672
Construction	17,237	13,785	15,305	15,689	14,405
Residential	12,248	13,755	13,745	7,744	10,038

Total Real Estate	50,099	48,318	48,234	38,728	39,115
Commercial & Industrial	8,196	9,050	5,546	4,563	2,410
Lease Financing and Individuals	241	249	653	393	393

Total Non-Accrual Loans	58,536	57,617	54,433	43,684	41,918

Other Real Estate Owned	924	2,370	4,810	11,028	9,393

Nonperforming Assets excluding loans held for sale	59,460	59,987	59,243	56,337	51,508
Nonperforming loans held for sale	2,244	4,506	5,506	7,811	21,864

Total Nonperforming Assets including loans held for sale	$61,704	$64,493	$64,749	$64,148	$73,372

Net (recoveries) charge-offs during quarter	$2,276	$(56)	$4,113	$3,763	$16,813

Nonperforming assets to total assets:
Excluding loans held for sale	2.03%	2.13%	2.23%	2.11%	1.82%
Including loans held for sale	2.11%	2.29%	2.44%	2.40%	2.59%

Non-accrual loans increased $14.8 million to $58.5 million at September 30, 2011 from $43.7 million at December 31, 2010. This increase included the transfer of $2.3 million of nonaccrual commercial real estate loans from the loans held for sale category. There was no interest income on non-accrual loans included in net income for the nine month period ended September 30, 2011 and the year ended December 31, 2010. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $2.5 million and $4.3 million for the nine month period ended September 30, 2011 and the year ended December 31, 2010, respectively.

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

During the nine month period ended September 30, 2011:

•	Non-accrual commercial real estate loans increased $5.3 million resulting from the transfer of nineteen loans totaling $11.1 million, which was partially offset by the charge-off of three loan totaling $0.2 million, payoffs of eleven loans totaling $5.5 million and principal payments of $0.2 million.

•	Non-accrual construction loans increased $1.5 million, resulting from the payoff of six loans totaling $4.6 million, full or partial charge-offs taken on eight loans totaling $0.9 million and the transfer of one loan totaling $0.9 million to other real estate owned which was offset by the transfer of six loans totaling $7.9 million.

•	Non-accrual residential loans increased $4.5 million resulting from the transfer of 23 loans totaling $12.5 million which was partially offset by full or partial charge-offs taken on thirteen loans totaling $5.2 million, principal payments of $1.4 million, three loans for $1.1 million returning to accrual status and the transfer of one loan totaling $0.3 million to non-performing TDR status.

•	Non-accrual commercial and industrial loans increased $3.6 million resulting from the transfer of 21 loans totaling $6.8 million which was partially offset by full or partial charge offs of nineteen loans totaling $3.0 million, the payoff of two loans totaling $0.9 million, principal payments of $1.0 million and the transfer of six loans totaling $0.9 million from non-performing TDR status.

•	Non-accrual loans to individuals decreased $0.2 million resulting from the transfer of six loans totaling $0.5 million, which was offset by charge-offs of $0.1 million and the transfer of four loans totaling $0.6 million to non-performing TDR status.

•	Other real estate owned decreased $10.1 million resulting from the sale of four properties totaling $10.7 million and valuation adjustments of $0.2 million taken on two properties which was partially offset by the addition of one property totaling $0.9 million.

There were no loans past due 90 days or more and still accruing at September 30, 2011 and there were three loans totaling $1.6 million at December 31, 2010 that were past due 90 days and still accruing. In addition, the Company had $8.7 million and $21.0 million of loans that were 31-89 days delinquent and still accruing at September 30, 2011 and December 31, 2010, respectively.

Loans considered by the Company to be impaired totaled $83.2 million and $49.6 million at September 30, 2011 and December 31, 2010, respectively, for which specific reserves of $0.9 million and $0.9 million had been established.

There were twenty-six loans totaling $42.0 million at September 30, 2011 and there were eight loans totaling $17.2 million at December 31, 2010 that were considered troubled debt restructurings. At September 30, 2011, nine loans totaling $22.6 million were performing in accordance with their restructured terms and, at December 31, 2010, one loan totaling $5.9 million was performing in accordance with its restructured terms. The remaining loans which totaled $17.4 million and $11.3 million at September 30, 2011 and December 31, 2010, respectively, are on non-accrual status. At September 30, 2011, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
		Change
	September 30,	During	December 31,
	2011	2011	2010

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	$863	$13	$850
Residential	—	(17)	17
Commercial and Industrial	25	—	25
Lease Financing and other	—	—	—

Total Specific Component	888	(4)	892

Formula:
Real Estate:
Commercial	16,371	(365)	16,736
Construction	5,363	(927)	6,290
Residential	14,349	4,515	9,834
Commercial and Industrial	4,267	2	4,265
Lease Financing and other	912	(20)	932

Total Formula Component	41,262	3,205	38,057

Total Allowance	$42,150		$38,949

Net Change		3,201
Net Charge-offs		6,332

Provision for loan losses		$9,533

	(000’s)
		Change
	September 30,	During	December 31,
	2010	2010	2009

Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	$236	$111	$125
Residential	357	(2,121)	2,478
Commercial and Industrial	25	(471)	496
Lease Financing and other	198	(277)	475

Total Specific Component	816	(2,758)	3,574

Formula:
Real Estate:
Commercial	16,271	998	15,273
Construction	5,715	38	5,677
Residential	9,106	1,878	7,228
Commercial and Industrial	4,943	(1,887)	6,830
Lease Financing and other	35	(28)	63

Total Formula Component	36,070	999	35,071

Total Allowance	$36,886		$38,645

Net Change		(1,759)
Net Charge-offs		42,461

Provision for loan losses		$40,702

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the nine months ended September 30, 2011, the Company recorded $6.3 million of charge-offs, of which $2.7 million were partial charge-offs related to current nonaccrual loans. At September 30, 2011, the Company had $0.9 million of specific reserves allocated to three impaired loans. There were $0.9 million of specific reserves allocated to three impaired loans as of December 31, 2010. The Company’s analyses as of September 30, 2011 and December 31, 2010 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectability. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date. The following are the major additional factors which affected the changes in the formula component of the allowance for loan losses at September 30, 2011:

•	Economic and business conditions — Although current indicators clearly show that the economy has begun to turn around, recovery is still expected to be a slow process. There is continued volatility in real estate values, particularly in the Company’s market areas, and the availability of mortgage financing is still limited and nonperforming loans have increased. As a result Company has continued to include additional factors for adverse economic and business conditions in the determination of the formula component of the allowance.

•	Concentration — The primary collateral for the Company’s loans is real estate, particularly commercial real estate. The economic downturn has had a severe negative effect on activity and values throughout the real estate industry, which has heightened risk associated with this concentration. Therefore, consideration of the changes in levels of risk associated with concentrations resulting from adverse conditions in the marketplace is part of the determination of the formula component of the allowance. As a result of charge-offs, paydowns and reduced production of new loans, concentrations in construction loans have been significantly reduced, concentrations in commercial real estate loans have grown slightly, In addition, the Company has significantly increased its portfolio of local-area multifamily loans. Changes in these concentrations were considered in the determination of the formula component of the allowance.

•	Collateral Values — Activity in commercial and residential real estate continues to be extremely soft, and there has been little improvement in collateral values in the Company’s primary market areas. As a result, additional collateral value factors both for Real Estate and for all other parts of the portfolio continue to be included in the determination of the formula component of the allowance.

•	Asset quality — Changes in the amount of nonperforming loans, classified loans, delinquencies, and the results of the Company’s periodic loan review process are also considered in the process of determining the formula component. During 2011, the lagging effects of the economic downturn within the economy and our local market area have continued, however the levels of charge-offs have reduced substantially from 2010 levels. Changes in asset quality are considered in the determination of the formula component of the allowance.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,529.6 million at September 30, 2011, an increase of $295.2 million or 13.2 percent from $2,234.4 million at December 31, 2010. The following table presents a summary of deposits at September 30, 2011 and December 31, 2010.

	(000’s)
	September 30,	December 31,
	2011	2010	Increase (Decrease)

Demand deposits	$884,306	$756,917	$127,389
Money market accounts	1,040,354	862,450	177,904
Savings accounts	112,667	120,238	(7,571)
Time deposits of $100,000 or more	116,416	144,497	(28,289)
Time deposits of less than $100,000	41,470	43,851	(2,173)
Checking with interest	334,455	306,459	27,996

Total Deposits	$2,529,668	$2,234,412	$295,256

The Company experienced growth in both new and existing customers, including growth from new branches added during 2009 and 2010 which was partially offset by seasonal decreases in municipal deposits. Proceeds from deposit growth were retained in liquid assets, primarily in interest earning bank deposits.

Borrowings

Total borrowings were $63.1 million at September 30, 2011, a decrease of $61.2 million or 49.3 percent from $124.3 million at December 31, 2010. The decrease resulted from maturities of FHLB term borrowings of $71.3 million which was partially offset by a $7.2 million increase in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $303.5 million at September 30, 2011, an increase of $13.6 million or 4.7 percent from $289.9 million at December 31, 2010. The increase in stockholders’ equity resulted from net income of $20.8 million, an increase in accumulated other comprehensive income of $1.1 million and net increase related to exercises of stock options of $0.6 million, which was partially offset by cash dividends paid on common stock of $8.9 million.

The Company’s and the Bank’s capital ratios at September 30, 2011 and December 31, 2010 are as follows:

			Minimum to be	Enhanced Capital Requirements
	September 30,	December 31,	Considered	Effective
	2011	2010	Well Capitalized	as of December 31, 2009

Leverage ratio:
Company	9.7%	9.6%	5.0%	N/A
HVB	9.2	8.8	5.0	8.0%
Tier 1 capital:
Company	12.7%	13.9%	6.0%	N/A
HVB	12.1	12.8	6.0	10.0%
Total capital:
Company	14.0%	15.2%	10.0%	N/A
HVB	13.4	14.0	10.0	12.0%

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

The Company’s liquid assets at September 30, 2011 include cash and due from banks of $51.7 million, $202.5 million of interest earning deposits and Federal funds sold of $36.4 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $198.4 million at September 30, 2011. This represented 40.0 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $233.8 million, or 11.5 percent of loans at September 30, 2011, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of September 30, 2011, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at September 30, 2011. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at September 30, 2011. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at September 30, 2011.

As of September 30, 2011, the Company had qualifying loan and investment securities totaling approximately $446 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Hudson Valley’s Annual Report on Form 10-K for the year ended December 31, 2010 include, but are not limited to, statements regarding:

•	further increases in our non-performing loans and allowance for loan losses;

•	ineffectiveness in managing our commercial real estate portfolio;

•	lower than expected future performance of our investment portfolio;

•	a lack of opportunities for growth, plans for expansion (including opening new branches) and increased or unexpected competition in attracting and retaining customers;

•	continued poor economic conditions generally and in our market area in particular, which may adversely affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	lower than expected demand for our products and services;

•	possible impairment of our goodwill and other intangible assets;

•	other-than-temporary impairment charges on our investment securities;

•	our inability to manage interest rate risk;

•	increased expense and burdens resulting from the regulatory environment in which we operate and our ability to comply with existing and future regulatory requirements;

•	our inability to maintain regulatory capital above the levels required by the Office of the Comptroller of the Currency, or the OCC, for Hudson Valley Bank and the levels required for us to be “well-capitalized”, or such higher capital levels as may be required;

•	proposed legislative and regulatory action may adversely affect us and the financial services industry;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) may subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	potential increases or changes in competition among financial institutions and potential increases in interest expense resulting from the FRB’s recent repeal of Regulation Q, which will permit banks to offer interest-bearing demand deposit accounts to commercial customers;

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	our inability to raise additional capital in the future;

•	potential liabilities under federal and state environmental laws; and

•	limitations on dividends payable by Hudson Valley or Hudson Valley Bank.

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

Quantitative and qualitative disclosures about market risk at December 31, 2010 were previously reported in the Company’s 2010 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2011 compared to December 31, 2010.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2011. The Company had no derivative financial instruments in place at September 30, 2011 and December 31, 2010.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2011 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at September 30, 2011, shows a positive cumulative static gap of $86.8 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2011.

	Percentage Change
	in Estimated
	Net Interest
	Income from
	September 30,
Gradual Change in Interest Rates	2011	Policy Limit

+200 basis points	0.0%	(5.0)%
−100 basis points	(1.2)%	(5.0)%

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

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended September 30, 2011, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 8, 2011