Form 10-K
period 2011-12-31
HUDSON VALLEY HOLDING CORP
filed 2012-03-15
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File number 001-34453

HUDSON VALLEY HOLDING CORP.

(Exact name of registrant as specified in its charter)

New York	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21 Scarsdale Road, Yonkers, New York	10707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 961-6100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, ($0.20 par value per share)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant is required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☑

Class	Outstanding at March 1, 2012
Common Stock	19,529,554
($0.20 par value)

The aggregate market value on June 30, 2011 of voting stock held by non-affiliates of the Registrant was approximately $263,381,000.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference in Part III of this report and will be filed no later than 120 days from December 31, 2011.

FORM 10-K

PART I

ITEM 1 — BUSINESS

General

Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. HVB has 18 branch offices in Westchester County, New York, 5 in Manhattan, New York, 4 in Bronx County, New York, 2 in Rockland County, New York, 1 in Kings County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut.

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

Forward-Looking Statements

The Company has made in this Annual Report on Form 10-K various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2011. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•

the Office of the Comptroller of the Currency (the “OCC”) and other bank regulators may require us to further modify or change our mix of assets, including our concentration in certain types of loans, or require us to take further remedial actions as a result of our most recent regulatory examination;

•	our ability to sell our commercial real estate loans and classified assets in the time and manner that we have indicated to the OCC and at the price that we have marked the loans at;

•

the results of the investigation of A.R. Schmeidler & Co., Inc. by the Securities and Exchange Commission (the “SEC”) and the possibility that our management’s attention will be diverted to the SEC investigation and we will incur costs and further legal expenses;

•	the Company’s intent and ability to pay quarterly cash dividends to stockholders in light of our earnings, the current and future economic environment and Federal Reserve Board guidance;

•	regulatory limitations on dividends payable to the Company by Hudson Valley Bank;

•	the possibility that we may need to raise additional capital in the future and our ability to raise such capital on terms that are favorable to us;

•	further increases in our non-performing loans and allowance for loan losses;

•	ineffectiveness in managing our commercial real estate portfolio;

•	lower than expected future performance of our investment portfolio;

•	a lack of opportunities for growth, plans for expansion (including opening new branches) and increased or unexpected competition in attracting and retaining customers;

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

•

our inability to maintain regulatory capital above the levels required by the OCC for Hudson Valley Bank and the levels required for us to be “well-capitalized”, or such higher capital levels as may be required;

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

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	potential liabilities under federal and state environmental laws; and

•	the costs and effects of technological changes and initiatives, including our inability to effectively complete our core processing conversion.

We assume no obligation for updating any such forward-looking statements at any given time.

Subsidiaries of the Bank and the Company

In 1993, a wholly-owned subsidiary, Sprain Brook Realty Corp., was formed primarily for the purpose of holding property obtained through foreclosure in the normal course of business.

In 1997, a subsidiary was formed (of which the Bank owns more than 99 percent of the voting stock), Grassy Sprain Real Estate Holdings, Inc., a real estate investment trust, primarily for the purpose of acquiring and managing a portfolio of mortgage-backed securities, loans collateralized by real estate and other investment securities previously owned by the Bank.

In 2001, a wholly-owned subsidiary, HVB Leasing Corp., was formed to originate lease financing transactions.

In 2002, two wholly-owned subsidiaries were formed. HVB Realty Corp. owns and manages five branch locations in Yonkers, New York and HVB Employment Corp., which is currently inactive.

In 2004, the Bank acquired A.R. Schmeidler & Co., Inc. as a wholly-owned subsidiary in a transaction accounted for as a purchase. This money management firm provides investment management services to its customers thereby generating fee income.

In 1997, a wholly-owned subsidiary, 369 East 149th Street Corp., was formed primarily for the purpose of owning and operating certain commercial real estate property of which the Bank is a tenant.

In 2008, formed a wholly-owned subsidiary, 369 East Realty Corp., was formed primarily for the purpose of holding property obtained through foreclosure in the normal course of business.

In January 2010, the Company formed a wholly-owned subsidiary, HVHC Risk Management Corp, which is a captive insurance company which underwrites certain insurance coverage for HVB and its subsidiary companies.

In February 2010, the Bank formed three wholly-owned subsidiaries. HVB Properties Corp. owns and manages two of the Bank’s branches. HVB Fleet Services Corp. owns and manages company-owned automobiles. 21 Scarsdale Road Corp. owns and manages the HVB headquarters buildings.

In February 2010, a wholly-owned subsidiary, 2256 Second Avenue Corp., was formed which owns and manages the Second Avenue branch in Manhattan, New York.

The Company has no separate operations or revenues apart from HVHC Risk Management Corp. and the Bank and its subsidiaries.

Employees

At December 31, 2011, we employed 445 full-time employees and 44 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

Our Market Area

The banking and financial services business in our market area is highly competitive. Due to their proximity to and location within New York City, our branches compete with regional and money center banks, as well as many other non-bank financial institutions. A number of these banks are larger than we are and are increasing their efforts to serve smaller commercial borrowers. Many of these competitors, by virtue of their size and resources, may enjoy efficiencies and competitive advantages over us in pricing, delivery and marketing of their products and services. We believe that, despite the continued growth of large institutions and the potential for large out-of-area banking and financial institutions to enter our market area, there will continue to be opportunities for efficiently-operated, service-oriented, well-capitalized, community-based banking organizations to grow by serving customers that are not well served by larger institutions or do not wish to bank with such large institutions.

Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2009 census data, was $77,057. The County’s 2009 per capita income of $47,204 placed Westchester County among the highest of the nation’s counties. In November 2011, the County’s unemployment rate was 6.2 percent, as compared to New York State at 7.9 percent and the United States at 8.2 percent. The County has over 100,000 businesses, which form a large portion of our current and potential customer base. We continue to evaluate expansion opportunities in Westchester County.

New York City, which borders Westchester County, is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. According to the 2009 census data, the median household income in the city was $52,835, while the per capita income was $31,236. This places New York City in the top ranks of cities across the United States. In November 2011, New York City’s unemployment rate was 9.1%. The city also has a vibrant and diverse business community with more than 106,000 businesses and professional service firms. New York City is comprised of five counties or boroughs: Bronx, Kings (Brooklyn), New York (Manhattan), Queens and Richmond (Staten Island).

New York City has many attractive attributes and we believe that there is an opportunity for community banks to service our niche markets of businesses and professionals very effectively. We expanded into the Bronx market in 1999 with subsequent branch expansion in 2002, 2006, and 2010. We entered the Manhattan market with the opening of a full-service branch in 2002 followed by the openings of three additional branches in 2004, 2005 and 2008. In 2008, we opened our first branch in Brooklyn. We continue to evaluate additional expansion opportunities in New York City.

We expanded into Rockland County, New York, by opening a full service branch in New City, New York in February 2007 with a second branch opening in Suffern, New York in January 2012. Rockland County, New York, a suburban county, borders Westchester County, New York to the west. Rockland County’s 2009 per capita income was $34,071, while the median household income was $78,218. In November 2011, the County’s unemployment rate was 6.3%. We believe Rockland County offers attractive opportunities for us to develop new customers within our niche markets of businesses, professionals and not-for-profit organizations.

We expanded our branch network into Fairfield County, Connecticut with the opening of a full-service branch in Stamford, Connecticut in December 2007 with subsequent openings of branch offices in Westport, Greenwich and Fairfield in 2008 and Stratford in 2009. Fairfield County, Connecticut, a suburban county, borders Westchester County, New York to the east. The County’s 2009 per capita income was $48,394 and median household income was $78,892. In November 2011, the County’s unemployment rate was 7.2% as compared to the state of Connecticut’s unemployment rate of 7.9%. Fairfield County has very similar attributes to Westchester County, New York, where we have had success in attracting and retaining customers.

We expanded into New Haven County, Connecticut in 2009 with the opening of a full service branch in Milford. New Haven County, Connecticut borders Fairfield County to the east and is a mixed urban and suburban county. The County’s 2009 per capita income was $31,318, while the median household income was $60,388. In November 2011, the County’s unemployment rate was 8.7%. We continue to explore additional opportunities for expansion in the Connecticut market.

Competition

The banking and financial services business in our market area is highly competitive. There are approximately 166 banking institutions with 2,372 branch banking offices in our Westchester County, Rockland County, New York City, Fairfield County, Connecticut and New Haven County, Connecticut market areas. These banking institutions had deposits of approximately $777 billion as of June 30, 2011 according to FDIC data. Our branches compete with local offices of large New York City commercial banks due to their proximity to and location within New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with us for both loans and deposits. We are smaller in size than most of our competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

Our strategy is to increase earnings through growth within our existing market. Our primary market area, which includes Westchester County, Rockland County and New York City in the State of New York, and Fairfield County and New Haven County in the State of Connecticut, has a high concentration of the types of customers that we desire to serve. Our long term strategy is to expand through various initiatives, which could include: opening new full-service banking facilities and loan production offices; by expanding deposit gathering and loan originations in our market area; by enhancing and expanding computerized and telephonic products; by diversifying our products and services; by acquiring other banks and related businesses and through strategic alliances and contractual relationships.

During the past five years, we have focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of our products and services continues to be businesses, professionals, not-for-profit organizations and municipalities. We have expanded our market to additional sections of Westchester County, Rockland County and New York City, New York, Fairfield County, Connecticut and New Haven County, Connecticut. We have opened or acquired fourteen new facilities during the past five years, four in Westchester County, New York, three in New York City, one in Rockland County, New York, five in Fairfield County, Connecticut and one in New Haven County, Connecticut. We expect to continue to open additional facilities in the future. We have invested in technology-based products and services to meet customer needs. In addition, we have expanded products and services in our deposit gathering and lending programs, and our offering of investment management and trust services. As a result, our total assets have grown nearly 20 percent during this five year period.

Lending

We engage in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2011, gross loans totaled $1,575.9 million. Gross loans were comprised of the following loan types:

Real Estate	83.5%
Commercial & Industrial	13.9%
Individuals	1.8%
Lease financing	0.8%

Total	100.0%

At December 31, 2011, HVB’s lending limit to one borrower under applicable regulations was approximately $40.0 million.

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

In response to the OCC’s requirement to reduce the Company’s concentration in commercial real estate and classified loans, we have transferred $473.8 million of performing and non-performing loans to the held-for-sale status in contemplation of bulk loan sales.

See “Overview of Management’s Discussion and Analysis” for further information related to the bulk loan sales.

In addition, we have participated in loans originated by various other financial institutions within the normal course of business and within standard industry practices.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio” for further information related to our portfolio and lending activities.

Deposits

We offer deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to five years. Deposits are generally derived from customers within our primary marketplace. We solicit only certain types of deposits from outside our market area, primarily from certain professionals and government agencies. We also utilize brokered certificates of deposit as a source of funding and to manage interest rate risk.

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

Portfolio Management Services

We provide investment management services to our customers and others through a subsidiary, A. R. Schmeidler & Co., Inc. The acquisition of this firm has allowed us to expand our investment management services to customers and to expand revenue by offering such services. Our objective is to expand this line of business.

Other Services

We also offer a software application designed to meet the specific administrative needs of bankruptcy trustees through a marketing and licensing agreement with the application vendor. We have no current plans to expand this line of business.

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

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2011, the Bank had no additional dividends that could have been paid to the Company.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for the Bank described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 10 to the Consolidated Financial Statements. The Company and HVB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. As a result of the level of our non-performing loans, the concentration of commercial real estate loans in our loan portfolio, and the potential for further possible deterioration in our loans, as of October 13, 2009 we were required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). Management has continously complied with this requirement and intends to conduct the affairs of the Company and its subsidiary Bank so as to maintain a strong capital position in the future.

The Company has conveyed to the OCC that it expects to maintain higher minimum capital ratios, beyond those imposed by the OCC effective December 31, 2009, during the period in which we plan to reduce our concentration in commercial real estate loans and classified assets, and perhaps beyond.

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

The U.S. banking agencies have yet to propose regulations implementing Basel III. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. Generally, the Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•	Directed the Federal Reserve to issue rules which limited debit-card interchange fees;

•

After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital;

•	Provided for increases in the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets;

•

Created a new Consumer Financial Protection Bureau (“CFPB”) that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•

Required public companies to give stockholders a non-binding vote on executive compensation at their first annual meeting following enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders;

•

Directed federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not;

•

Prohibited a depository institution from converting from a state to a federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days;

•	Changed standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•

Provided mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•

Created a Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•

Made permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and

•	Authorized de novo interstate branching, subject to non-discriminatory state rules, such as home office protection.

The Dodd-Frank Act also authorized the SEC to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. However, on July 21, 2011, the United States Court of Appeals for the District of Columbia Circuit struck down the SEC’s proposed proxy access rules.

The CFPB took over responsibility over the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised in this area by their primary federal regulators (in the case of the Bank, the OCC). The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Bank, are exempt from the debit card interchange fee standards.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to continue to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, remains very unpredictable at this time.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”), Under the TLG Program (as amended on March 17, 2009, the FDIC has (i) guaranteed through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (the “Debt Guarantee Program”) and (ii) provided full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than or equal to 0.5 percent interest per annum and Interest on Lawyers Trust Accounts (“IOLTAs”) held at participating FDIC- insured institutions through June 30, 2010 (the “TAG Program”). On April 13, 2010, the FDIC announced a second extension of the TAG Program until December 31, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage ranges from 15 to 25 basis points based upon the Bank’s CAMELS rating by the OCC on amounts in covered accounts exceeding $250,000.

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

Regulation of the Bank

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

Dividend Limitations

The Company is a legal entity separate and distinct from its subsidiaries. The Company’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit the Bank from paying dividends or otherwise supplying funds to the Company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Under applicable banking statutes, at December 31, 2011, the Bank had no additional dividends that could have been paid to the Company.

In connection with the Company’s efforts to reduce certain asset concentrations as they relate to capital, the board has adopted a dividend policy to cap dividend payments going forward at no more than 50 percent of quarterly net income in 2012 and in future periods if commercial real estate loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively.

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

As of December 31, 2009, the OCC required the Bank to maintain a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). At December 31, 2011, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 12.1%, 10.8% and 8.4%, respectively.

The Company has conveyed to the OCC that it expects to maintain higher minimum capital ratios, beyond those imposed by the OCC effective December 31, 2009, during the period in which we plan to reduce our concentration in commercial real estate loans and classified assets, and perhaps beyond.

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

On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. The Bank paid approximately $13.4 million, in assessments as of December 31, 2009 of which approximately $12.5 million was recorded as a prepaid asset. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the Bank on June 30, 2013. The balance of the prepaid FDIC assessment fees at December 31, 2011 was $6.2 million.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC approved a final rule revising the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final rule eliminated the adjustment for secured borrowings and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The final rule also revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points after adjustment. The final rule became effective on April 1, 2011.

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

Community Reinvestment Act and Fair Lending Developments

Under the Community Reinvestment Act (“CRA”), as implemented by Interagency Appraisal and Evaluation guidelines, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of our entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the regulatory agencies, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution’s CRA rating and require the regulatory agencies to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the regulatory agencies as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in March 2010, the Bank received a rating of “Satisfactory”.

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

Available Information

We make available free of charge on our website (http://www.hudsonvalleybank.com) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We provide electronic or paper copies of filings free of charge upon request. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

ITEM 1A — RISK FACTORS

Risks Related to Our Business

Our concentration of commercial real estate loans has resulted in increased scrutiny by the OCC, and we may be subject to future regulatory action and loss of business opportunity as a result.

As part of a routine safety and soundness exam conducted by the OCC during the fourth quarter of 2011, we were made aware that we would be required to reduce our concentrations in commercial real estate (CRE) and classified loans, relative to risk-based capital. In response, we are planning to sell a total of approximately $474 million in performing and non-performing loans by mid-2012, a significant step toward reducing our concentrations of CRE loans and classified assets to less than 400 percent and 25 percent of risk-based capital, respectively.

We have always had a primary focus in CRE lending and have regularly disclosed our plans and loan concentrations to the OCC and in public filings. Like many community banks, CRE lending has been our single largest category of lending, averaging at quarter end 488 percent of risk-based capital over the last three years, and totaling 509 percent at September 30, 2011. This concentration in CRE lending includes the steady and transparent growth in our program of multifamily lending since early 2010.

At December 31, 2011, our CRE loans represented 558 percent of risk-based capital, or 386 percent when excluding the effect of loans transferred to held-for-sale status.

While we have reviewed our plans in detail with the OCC, we can provide no assurances that we will not become subject to some form of administrative action in the future. These limitations and any future administrative actions may restrict our business opportunities and adversely affect our operating results. In addition, further deterioration in our loan portfolio, including further declines in the market values of real estate supporting certain CRE loans, would result in further provisions for loan losses in future periods, which would have a material adverse affect on our business and results of operations.

As a result of our efforts to reduce our concentration in commercial real estate loans, we will have limited ability to increase commercial real estate loans during 2012.

We may be subject to legal fees, costs and loss of reputation arising from the actions of our investment advisor subsidiary.

The Securities and Exchange Commission (the “SEC”) is currently conducting an investigation of the Company’s wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (ARS), relating to its compliance with certain regulatory provisions of the Investment Advisers Act of 1940. The investigation resulted from a routine examination of ARS’s investment advisory business and relates to the Company’s brokerage practices and policies and disclosure about such practices. The Company is in discussions with the staff of the SEC to settle this matter and has made accruals for such resolution as of December 31, 2011. At this stage in the investigation, it is reasonably possible the outcome could differ from the accrual that has been made. Management is unable to reasonably estimate the range of possible additional loss, if any, at this time, which could be material.

Further additions to our nonperforming loans may occur and adversely affect our results of operations and financial condition.

As a result of the effects of the recent economic downturn, we continue to experience elevated levels of delinquent loans, non-performing loans and other classified loans. At December 31, 2011 and 2010, our non-accrual loans totaled $29.9 million and $43.7 million, or 1.9 % and 2.5% of the loan portfolio, respectively. At December 31, 2011 and 2010, our nonperforming assets (which include non-accrual loans, accruing loans 90 days or more past due, non performing loans held for sale and foreclosed real estate, also called other real estate owned) totaled $58.9 million and $64.1 million, or 2.1% and 2.4% of total assets, respectively. In addition, we had $5.0 million and $21.0 million of accruing loans that were 31-89 days delinquent at December 31, 2011 and 2010, respectively.

Until economic and market conditions improve, we expect to continue to incur additional losses relating to non-performing loans. Our non-performing assets adversely affect our net income in various ways. First, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. Second, when we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. Third, these loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Adverse changes in the value of our problem assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further additions to nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

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

In today’s economic and regulatory environment, banking regulators, including the OCC, continue to direct greater scrutiny to banks with higher levels of commercial real estate loans like us. As a general matter, such banks, including the Bank, are expected to maintain higher capital levels as well as other measures due to commercial real estate lending growth and exposures. As a result of the level of our non-performing loans, the concentration of commercial real estate loans in our loan portfolio, and the potential for further possible deterioration in our loans, since October 13, 2009 we have been required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). At December 31, 2011, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 12.1%, 10.8% and 8.4%, respectively, and the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 12.6%, 11.3% and 8.8%, respectively.

The Company is planning to sell a total of approximately $474 million in performing and non-performing loans by mid-2012, a significant step toward reducing the bank’s concentrations of commercial real estate loans and classified assets to less than 400 percent and 25 percent of risk-based capital, respectively. The company has reviewed its plans in detail with the OCC. See “Overview of Management’s Discussion and Analysis” for further information related to the bulk loan sales.

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

As of December 31, 2011, we owned pooled trust preferred debt securities with an aggregate book value of $11.7 million and an unrealized loss of approximately $8.8 million. As a result of continued adverse economic banking conditions, we incurred pretax impairment charges to earnings on these securities of approximately $0.4 million in 2011, $2.6 million in 2010 and $5.5 million during 2009. We may be required to record additional impairment charges on these pooled trust preferred debt securities or other of our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative impact on the valuation of our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders, and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

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

In particular, a downturn in our local real estate market could negatively affect our business because a significant portion (approximately 85% as of December 31, 2011) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. The Bank’s loans have already been adversely affected by the current decline in the real estate market. Continuation or worsening of such conditions could have additional negative effects on our business in the future.

Difficult market conditions have adversely affected our industry.

Substantial declines in the real estate markets over the past three years, with falling prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

FDIC insurance premiums increased substantially in 2009 and we may have to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment was $1.2 million. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.

In addition, the FDIC adopted a rule that required insured depository institutions, including HVB, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments were collected on December 30, 2009. The total prepaid assessments was $12.5 million, which was recorded as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, HVB would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.

The Dodd-Frank Act made the FDIC’s TAG Program mandatory for all FDIC-insured banks. This additional insurance coverage will be accounted for by likely increases in general assessment charges under its risk-based assessment system. These changes may cause the premiums charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2012 and in future periods.

A substantial decline in the value of our Federal Home Loan Bank of New York common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of New York (“FHLB”), in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The amount of FHLB common stock we own fluctuates in relation to the amount of our borrowing from the FHLB. As of December 31, 2011, the carrying value of our FHLB common stock was $3.8 million. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. If this occurs, it may adversely affect our results of operations and financial condition.

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

Our profitability, like that of most banking institutions, depends to a large extent upon our net interest income. Net interest income is the difference between interest income received on interest-earning assets, including loans and securities, and the interest paid on interest-bearing liabilities, including deposits and borrowings. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our assets and liabilities in response to such movements. Management estimates that, as of December 31, 2011, a 200 basis point increase in interest rates would result in a 2.6% increase in net interest income and a 100 basis point decrease would result in a 1.7% decrease in net interest income.

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

Inflation can have an impact on the cost of our operations.

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

Extensive regulation and supervision may have a negative impact on our ability to compete in a cost-effective manner and subject us to material compliance costs and penalties.

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

Further, we are planning a conversion of our core processing system in mid-2012 to a new vendor. There can be no assurance that we will be able to successfully manage the conversion process and the associated risks of our failure to do so.

The failure of our operating facilities or our computer systems or network, or the intentional disruption of our systems by malicious third parties, could disrupt our businesses and cause financial losses.

Our business is dependent on the technology services we provide to clients and our ability to process and monitor, on a daily basis, a large number of financial transactions. Our financial, accounting, data processing or other operating systems which facilitate these services may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

Although we have not experienced a cyber incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

Changes in Accounting Policies or Accounting Standards can cause us to change the manner in which we report our financial results and condition in adverse ways and could subject us to additional costs and expenses.

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

Approximately 85% of the loans held by the Company as of December 31, 2011 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. We currently own three properties acquired in foreclosure, totaling $1.2 million. Under federal and state environmental laws, we could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties we acquire on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean-up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean-up costs under federal or state environmental laws.

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

The Company is currently authorized to issue up to 25 million shares of common stock, of which 19,516,490 shares were outstanding as of December 31, 2011, and up to 15 million shares of preferred stock, of which no shares are outstanding. The Company’s certificate of incorporation authorizes the Board of Directors to, among other things, issue additional shares of common or preferred stock, or securities convertible or exchangeable into common or preferred stock, without stockholder approval. We may issue such additional equity or convertible securities to raise additional capital in connection with acquisitions, as part of our employee and director compensation or otherwise. The issuance of any additional shares of common or preferred stock or convertible securities could substantially dilute holders of our common stock. Moreover, to the extent that we issue restricted stock, stock options, or warrants to purchase our common stock in the future and those stock options or warrants are exercised or the restricted stock vests, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders.

We may further reduce or eliminate the cash dividend on our common stock.

We increased our total per share dividend in 2011 to $0.64 per share from a total per share dividend of $0.59 in 2010 compared to a total per share dividend of $1.05 in 2009. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may further reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, the Company’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

In connection with the Company’s efforts to reduce certain asset concentrations as they relate to capital, the board has adopted a dividend policy to cap dividend payments going forward at no more than 50 percent of quarterly net income in 2012 and in future periods if commercial real estate loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively.

Dividends from the Bank are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2011, the Bank had no additional dividends that could have been paid to the Company. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to stockholders.

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

We are aware that several of our large stockholders may in the future liquidate some or all of their shares of Company common stock for estate planning and other reasons. In addition, other stockholders may sell their shares of common stock from time to time on the New York Stock Exchange or otherwise. As a result, substantial amounts of our common stock are eligible for future sale. While we cannot predict either the magnitude or the timing of such sales, if a large number of common shares are sold during a short time frame, it may have the effect of reducing the market price of our common stock.

Our earnings may be subject to increased volatility.

Our earnings may experience volatility as a result of several factors. These factors include, among others:

•	Regulatory action against the Bank or ARS.

•	a continuation of the current economic downturn, or further adverse economic developments;

•	instability in the financial markets;

•	our inability to generate or maintain creditworthy customer relationships in our primary markets;

•	unexpected increases in operating costs, including special assessments for FDIC insurance;

•	further credit deterioration in our loan portfolio or unanticipated credit deterioration, or defaults by our loan customers;

•	credit deterioration or defaults by issuers of securities within our investment portfolio; or

•	a decrease in our common stock price below its book value potentially impacting the valuation of our goodwill.

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

HVB operates 36 branches. HVB owns the following branch locations:

Address	City	County	State
37 East Main Street	Elmsford	Westchester	New York
61 South Broadway	Yonkers	Westchester	New York
150 Lake Avenue	Yonkers	Westchester	New York
865 McLean Avenue	Yonkers	Westchester	New York
512 South Broadway	Yonkers	Westchester	New York
21 Scarsdale Road	Yonkers	Westchester	New York
664 Main Street	Mount Kisco	Westchester	New York
369 East 149th Street	Bronx	Bronx	New York
2256 Second Avenue	Manhattan	New York	New York

HVB leases the following branch locations:

Address	City	County	State
35 East Grassy Sprain Road	Yonkers	Westchester	New York
403 East Sandford Boulevard	Mount Vernon	Westchester	New York
1835 East Main Street	Peekskill	Westchester	New York
500 Westchester Avenue	Port Chester	Westchester	New York
501 Marble Avenue	Pleasantville	Westchester	New York
328 Central Avenue	White Plains	Westchester	New York
5 Huguenot Street	New Rochelle	Westchester	New York
40 Church Street	White Plains	Westchester	New York
875 Mamaroneck Avenue	Mamaroneck	Westchester	New York
399 Knollwood Road	White Plains	Westchester	New York
111 Brook Street	Eastchester	Westchester	New York
3130 East Tremont Avenue	Bronx	Bronx	New York
975 Allerton Avenue	Bronx	Bronx	New York
1250 Waters Place	Bronx	Bronx	New York
16 Court Street	Brooklyn	Kings	New York
60 East 42nd Street	Manhattan	New York	New York
233 Broadway	Manhattan	New York	New York
350 Park Avenue	Manhattan	New York	New York
112 West 34th Street	Manhattan	New York	New York
254 South Main Street	New City	Rockland	New York
4 Executive Boulevard	Suffern	Rockland	New York
1055 Summer Street	Stamford	Fairfield	Connecticut
420 Post Road West	Westport	Fairfield	Connecticut
500 West Putnam Avenue	Greenwich	Fairfield	Connecticut
200 Post Road	Fairfield	Fairfield	Connecticut
2505 Main Street	Stratford	Fairfield	Connecticut
54 Broad Street	Milford	New Haven	Connecticut

Of the above leased properties, five properties located in Bronx, White Plains, New Rochelle and New York, New York, have lease terms that expire within the next 2 years. We currently expect to renew the leases of each of these properties.

A. R. Schmeidler & Co., Inc is located at 500 Fifth Avenue, New York, New York in leased premises.

We currently operate 26 ATM machines, 23 of which are located in the Banks’ facilities. Three ATMs are located at off-site locations in New York: St. Joseph’s Hospital, Yonkers, College of Mount Saint Vincent, Riverdale, and Concordia College, Bronxville.

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

ITEM 4 — MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was held of record as of March 1, 2012 by approximately 887 registered stockholders. Our common stock trades on the New York Stock Exchange under the symbol “HVB”. Prior to our listing on the New York Stock Exchange on August 2, 2011, our common stock traded on the NASDAQ Global Select Market under the symbol “HUVL” from September 21, 2009 and sporadically on the OTC Bulletin Board prior to that.

The table below sets forth the price range of our common stock for each quarter indicated and the cash dividends per common share for each quarter. The amounts shown in the table below have been adjusted to reflect all dividends and stock splits.

	2011
	High	Low	Dividend
First Quarter	$22.50	$17.57	$0.15
Second Quarter	21.19	16.98	0.15
Third Quarter	20.39	15.05	0.20
Fourth Quarter	21.66	14.69	0.20

	2010
	High	Low	Dividend
First Quarter	$21.19	$19.58	$0.21
Second Quarter	22.74	19.11	0.21
Third Quarter	19.83	13.24	0.09
Fourth Quarter	22.59	15.64	0.14

In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock.

Any funds which the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from HVB and secondarily from sales of common stock pursuant to the Company’s stock option plan. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and its ability to transfer funds to the Company in the form of cash dividends and otherwise. In connection with the Company’s efforts to reduce certain asset concentrations as they relate to capital, the board has adopted a dividend policy to cap dividend payments going forward at no more than 50 percent of quarterly net income in 2012 and in future periods if commercial real estate loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively. See further discussion in “Supervision and Regulation” under Item 1 of this Annual Report on Form 10-K. The Company is a separate and distinct legal entity from HVB. The Company’s right to participate in any distribution of the assets or earnings of HVB is subordinate to prior claims of creditors of HVB.

There were no purchases made by the Company of its common stock during the year ended December 31, 2011.

The following table sets forth information regarding the Company’s Stock Option Plans as of December 31, 2011:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	616,382	$22.62	1,331,000

Equity compensation plans not approved by stockholders	—	—	—

All equity compensation plans have been approved by the Company’s stockholders. Additional details related to the Company’s equity compensation plans are provided in Note 11 to the Company’s consolidated financial statements presented in this Form 10-K.

Stockholder Return Performance Graph

The following graph compares the Company’s total stockholder return on a hypothetical $100 investment on December 31, 2006 and for the years 2007, 2008, 2009, 2010 and 2011, with (1) the Russell 2000, (2) the SNL $1 billion to $5 billion Bank and (3) the Russell 3000 Index.

Hudson Valley Holding Corp.

Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Hudson Valley Holding Corp.	100.00	126.65	124.18	69.80	79.56	77.57
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93

The graph assumes all dividends were reinvested. Returns are market capitalization weighted.

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2011, 2010, 2009 and 2008. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(000’s except share data)
Operating Results:
Total interest income	$128,617	$128,339	$136,579	$140,112	$150,367
Total interest expense	10,758	17,683	22,304	30,083	46,299

Net interest income	117,859	110,656	114,275	110,029	104,068
Provision for loan losses	64,154	46,527	24,306	11,025	1,470
(Loss) income before income taxes	(7,550)	3,708	26,322	46,523	52,742
Net (loss) income	(2,137)	5,113	19,012	30,877	34,483
Basic (loss) earnings per common share	(0.11)	0.26	1.27	2.13	2.41
Diluted (loss) earnings per common share	(0.11)	0.26	1.24	2.06	2.31
Weighted average shares outstanding	19,462,055	19,393,895	15,009,209	14,483,624	14,332,101
Diluted weighted average shares outstanding	19,462,055	19,455,971	15,307,674	14,973,866	14,906,752
Cash dividend per common share	$0.64	$0.59	$1.05	$1.39	$1.24

	December 31,
	2011	2010	2009	2008	2007
Financial Position:
Securities	$520,802	$459,934	$522,285	$671,355	$780,251
Loans, net	1,541,405	1,689,187	1,772,645	1,677,611	1,289,641
Total assets	2,797,670	2,669,033	2,665,556	2,540,890	2,330,748
Deposits	2,425,282	2,234,412	2,172,615	1,839,326	1,812,542
Borrowings	69,522	124,345	176,903	466,398	286,941
Stockholders’ Equity	277,562	289,917	293,678	207,501	203,687

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Earnings Ratios:
Net (loss) income as a percentage of:
Average earning assets	(0.08%)	0.20%	0.79%	1.39%	1.59%
Average total assets	(0.08)	0.18	0.74	1.30	1.49
Average total stockholders’ equity	(0.72)	1.75	8.74	14.76	18.03
Adjusted average total stockholders’ equity (1)	(0.72)	1.77	8.78	14.55	17.61

Capital Ratios:
Average total stockholders’ equity to average total assets	10.59%	10.43%	8.43%	8.79%	8.27%
Average net loans as a multiple of average total stockholders’ equity	6.33	5.86	8.00	7.09	6.45
Leverage capital	8.80%	9.60%	10.17%	7.53%	8.31%
Tier 1 capital (to risk weighted assets)	11.33	13.92	13.94	10.11	12.61
Total risk-based capital (to risk weighted assets)	12.58	15.18	15.16	11.33	13.77

Other:
Allowance for loan losses as a percentage of year-end loans	1.95%	2.25%	2.13%	1.32%	1.33%
Loans (net) as a percentage of year-end total assets (2)	55.10	63.29	66.50	66.02	55.33
Loans (net) as a percentage of year-end total deposits (2)	63.56	75.60	81.59	91.21	71.15
Securities as a percentage of year-end total assets	18.62	17.23	19.59	26.42	33.48
Average interest earning assets as a percentage of average interest bearing liabilities	161.63	150.04	145.87	146.90	146.83
Dividends per share as a percentage of diluted earnings per share	—	226.92	84.68	67.48	53.68

(1)	Adjusted average stockholders’ equity excludes unrealized gains, net of tax, of $1,229, $3,078 and $981 in 2011, 2010 and 2009, respectively and unrealized losses, net of tax, of $2,955 and $4,521 in 2008 and 2007, respectively. Adjusted average stockholders’ equity is a non-GAAP financial measure. Please refer to pages below for a reconciliation to GAAP. Management believes this alternate presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. As noted in the Company’s 2012 Proxy Statement, which is incorporated herein by reference, net income as a percentage of adjusted average stockholders’ equity is one of several factors utilized by management to determine total compensation.
(2)	Loans, net, exclude $474 million in loans held for sale at year end 2011. These are expected to be sold in the first and second quarters of 2012.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2011 and 2010, and consolidated results of operations for each of the three years in the period ended December 31, 2011. The Company is consolidated with its wholly-owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Annual Report on Form 10-K. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Annual Report on Form 10-K.

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, portions of New York City and Fairfield County and New Haven County, Connecticut. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to grow net interest income and non interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate, and potential risks associated with the impact of regulatory changes that have occurred and may continue to take place in reaction to current conditions in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of Company’s loans.

The wide ranging economic downturn, which began in 2008, has had negative effects on all financial sectors both domestic and foreign. Perhaps the most severe impact of this downturn has been within the real estate industry, which is a major source of both the deposit and loan businesses for the Company. The resulting decline in values and demand for both commercial and residential real estate, limited availability of funding and significant increases in bankruptcy and foreclosure filings continued throughout 2010 and 2011. The Company has always had a primary focus in commercial real estate lending. Like many community banks, commercial real estate lending has been the Company’s largest category of lending.

During the second half of 2010 and most of 2011, the Company deployed approximately $420 million of excess liquidity into multi-family loans, a category of commercial real estate. While not historically a strategic part of the Company’s lending programs, there was strong demand for those loans within the Company’s marketplace during 2010 and 2011. This loan category represented the majority of the Company’s new loans during 2011 as other categories of loans continued to experience soft demand.

While the Company continued to make new loans in 2010 and 2011, largely multi-family loans, the resolution of problem (classified) loans remained a focus for the Company. The Company worked diligently to resolve problem loans, in spite of the current protracted and difficult foreclosure process and sluggish general economic conditions. Problem loan levels remained elevated during 2010 and 2011.

As part of a routine safety and soundness examination conducted by the Bank’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), during late 2011, the Company was made aware that it would be required to reduce its concentration in commercial real estate and classified loans, relative to risk-based capital. The Company’s concentration in commercial real estate loans and classified loans, relative to risk-based capital at December 31, 2011 was 558 percent and 60 percent, respectively. In response, the Company is planning to sell a total of approximately $474 million in performing and non-performing loans by mid-2012, a significant step toward reducing the Bank’s concentrations of commercial real estate and classified loans to planned levels of 400 percent and 25 percent of risk-based capital, respectively. The Company has reviewed its plans in detail with the OCC. While the Bank may be subject to some form of administrative action in the future, the Company believes it is taking decisive action to reduce these concentrations. The transfer of these loans to held-for-sale at December 31, 2011 resulted in fair value adjustments that reduced fourth quarter net income by approximately $28 million, after tax, or approximately $1.45 per share. Lower concentrations in commercial real estate loans, historically a primary focus for lending for the Company, will likely result in lower loan originations and net loan growth during 2012 and perhaps beyond.

The Company recorded a net loss of $2.1 million or ($0.11) per diluted share in 2011, compared to net income of $5.1 million or $0.26 per diluted share in 2010. Although both 2011 and 2010 results were negatively affected by elevated provisions for loan losses, the overall decline in earnings in 2011, compared to 2010, resulted primarily from a much larger provision in 2011 taken in anticipation of the $474 million of loan sales discussed above. The 2011 provision for loan losses totaled $64.2 million, compared to $46.5 million in 2010. Approximately $48.1 million of the 2011 provision was directly related to the fourth quarter decision to conduct the aforementioned loan sales. Earnings for 2011 and 2010 were also adversely affected by real estate owned valuation provisions of $0.4 million and $2.0 million, respectively, and recognized impairment charges on securities available for sale, related to the Bank’s investment in pooled trust preferred securities, of $0.4 million and $2.6 million, respectively.

Non-interest expense in the fourth quarter of 2011 reflects issues related to the Company’s investment advisor subsidiary A.R. Schmeidler & Co., Inc. (ARS). The Securities and Exchange Commission (the “SEC”) is currently conducting an investigation of the Company’s wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (ARS), relating to its compliance with certain regulatory provisions of the Investment Advisers Act of 1940. The investigation resulted from a routine examination of ARS’s investment advisory business and relates to the Company’s brokerage practices and policies and disclosure about such practices. The Company is in discussions with the staff of the SEC to settle this matter and has made accruals for such resolution as of December 31, 2011. At this stage in the investigation, it is reasonably possible the outcome could differ from the accrual that has been made. Management is unable to reasonably estimate the range of possible additional loss, if any, at this time, which could be material.

Total loans, excluding $474 million of loans held-for-sale, decreased $156.3 million to $1,576.0 million during the year ended December 31, 2011, compared to $1,732.3 at the prior year end. The decrease resulted primarily from recent actions taken by the Bank to reduce its concentration in commercial real estate and level of classified loans, partially offset by significant increases in new loans throughout 2011, primarily local market multi-family loans.

Overall asset quality continued to be adversely affected by the current state of the economy and the real estate market throughout 2011. Nonperforming assets decreased to $58.9 million at December 31, 2011, compared to $64.1 million at December 31, 2010. Nonperforming assets at December 31, 2011 included $27.8 million of nonperforming loans held-for-sale, which are included in a loan sale expected to close in the first quarter of 2012. The Company recognized $72.4 million of net charge-offs during the twelve month period ended December 31, 2011 of which $60.2 million were related to the fourth quarter transfer of loans to held-for-sale.

Total deposits increased $190.9 million during the year ended December 31, 2011, as the Company continued to experience significant growth in new customers both in existing branches and new branches added during the last two years. Overall deposit growth was partially offset by planned reductions in certain non-core deposit balances. Proceeds from deposit growth were used to fund new loans, reduce maturing term borrowings, increase the securities portfolio or were retained in liquid investments, principally interest earning bank deposits.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $6.4 million or 5.6 percent to $120.2 million for the year ended December 31, 2011, compared to $113.8 million for the year ended December 31, 2010. In addition to evaluating Hudson Valley Holding Corp’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures. Management believes that these non-GAAP financial measures provide information useful to investors in understanding Hudson Valley Holding Corp’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks. Tax equivalent basis net interest income is a non-GAAP financial measure. The effect of the adjustment to a tax equivalent basis was $2.3 million in 2011 and $3.1 million in 2010. A tabular GAAP reconciliation of net interest income is included below.

Non interest income was $18.9 million in 2011, an increase of $5.2 million or 38.0 percent, compared to $13.7 million in 2010. The overall 2011 increase resulted primarily from increases in investment advisory fees and service charges and a decrease in pre-tax impairment charges on securities available for sale. Investment advisory fee income increased primarily as a result of the effects of continued improvement in both domestic and international equity markets. Pre-tax impairment charges on securities available for sale were $0.4 million in 2011 and $2.6 million in 2010. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has continued to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions, many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. Non interest income also included other losses of $0.4 million in 2011 and $2.0 million in 2010. These losses are related to sales and revaluations of other real estate owned and loans held for sale.

Non interest expense was $80.2 million in 2011, an increase of $6.1 million or 8.2 percent, compared to $74.1 million in 2010. The overall increase in 2011 non interest expense resulted primarily from the Company’s partial reinstatement of an incentive compensation plan previously terminated in 2009, increases in costs associated with problem loan resolution and other real estate owned, and investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers. Noninterest expense for 2011 also included legal and other expenses of $1.7 million related to the aforementioned SEC investigation of ARS.

The Company uses a simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. Excluding the effects of planned growth and anticipated new business, the simulation analysis at December 31, 2011 shows the Company’s net interest income decreasing slightly if rates fall and increasing slightly if rates rise.

The Company has established specific policies and operating procedures governing its liquidity levels to address future liquidity needs, including contingent sources of liquidity. While the current adverse economic situation has put pressure on the availability of liquidity in the marketplace, the Company believes that its present liquidity and borrowing capacity are sufficient for its current business needs. In addition, the Company and the Bank are subject to various regulatory capital guidelines. Since late 2009, the OCC has required HVB to maintain a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0% and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. As of December 31, 2011, the Company and HVB exceeded all required regulatory capital levels.

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

Loans Held for Sale — Loan sales occur in limited circumstances as part of strategic business or regulatory compliance initiatives. Loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by expected bid prices from potential investors. Loans held for sale are segregated into pools based on distinct criteria and the lower of cost or fair value analysis is performed at the pool level. Loans are sold without recourse and servicing released.

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

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans, and a formula component which addresses historical loan loss experience together with other relevant risk factors affecting the portfolio. This methodology applies to all portfolio segments.

The specific component incorporates the Company’s analysis of impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. In addition, a loan which has been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered troubled debt restructurings (“TDRs”) and are also recognized as impaired. The Company makes short-term modifications that it does not consider to be TDRs in limited circumstances to assist borrowers experiencing temporary hardships. The most common short term modifications are extensions of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. These short term modifications made were not material. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of an impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or, if the impairment is considered to be permanent, a partial charge-off is recorded against the allowance for loan losses. Individual measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as portions of the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Loan Charge-Offs — The Company’s charge-off policy covers all loan portfolio classes. Loans are generally charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as losses by management, internal loan review and/or bank examiners. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the borrower, the principal and/or guarantors, the cost of continuing, efforts to collect, the status of any foreclosure or legal actions, the value of the collateral, and any other pertinent factors.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. Goodwill is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. Identifiable intangible assets are subject to impairment if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s goodwill impairment evaluations as of December 31, 2011 and December 31, 2010 did not indicate any impairment. The Company is not aware of any events or circumstances that existed with the identified intangible assets that would indicate impairment as of December 31, 2011 and December 31, 2010.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Legal fees associated with loss contingencies are included in loss contingency accruals.

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

Results of Operations for Each of the Three Years in the Period Ended December 31, 2011

Summary of Results

During the three years ended December 31, 2011, the Company has experienced an extended period of severe negative economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans, weak loan demand and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of smaller community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans.

The Company reported a net loss of $2.1 million in 2011 compared to net income of $5.1 million in 2010 and $19.0 million in 2009. The decrease in 2011 earnings compared to 2010 was the due primarily from the significant additions to the provision for loan losses resulting from write downs associated with the transfer of $474 million of loans to held-for-sale status in contemplation of loan sales to reduce the classified loans and the concentration of commercial real estate loans. The decrease in 2010 net income, compared to 2009, reflected a significantly higher provision for loan losses, lower net interest income and slightly higher noninterest expense, partially offset by higher non interest income and a lower effective tax rate. Provisions for loan losses totaled $64.2 million, $46.5 million and $24.3 million in 2011, 2010 and 2009, respectively. Non interest income includes $0.4 million, $2.6 million and $5.5 million of pretax recognized impairment charges related to certain securities in the Company’s investment portfolio in 2011, 2010 and 2009, respectively. Non interest income also includes $0.4 million, $2.0 million and $0.3 million of valuation losses on other real estate owned in 2011, 2010 and 2009, respectively. Non interest expense includes $2.8 million, $4.7 million and $5.5 million of FDIC deposit insurance premiums in 2011, 2010 and 2009, respectively. The significantly higher levels of provisions for loan losses in 2011 and 2010, compared to 2009, are a direct result of the aforementioned writedowns on the loans transferred to held-for-sale, increases in nonperforming assets and the Company’s decision to follow a more aggressive strategy for problem asset resolution. The increase is also reflective of the significantly negative effects that the ongoing economic downturn has had on the performance and collateral values of the Company’s loan portfolios and the overall performance of the financial services industry in general.

Diluted loss per share was $0.11 in 2011, compared to diluted earnings per share of $0.26 in 2010 and $1.24 in 2009. These changes are a direct result of the changes in net income in the respective years compared to the prior year period. Prior period per share amounts have been adjusted to reflect the 10 percent stock dividend distributed in December 2011. Returns on average stockholders’ equity and average assets were (0.7) percent and (0.1) percent for 2011, compared to 1.7 percent and 0.2 percent in 2010, and 8.7 percent and 0.7 percent in 2009. Returns on adjusted average stockholders’ equity were (0.7) percent, 1.8 percent and 8.8 percent in 2011, 2010 and 2009, respectively. Adjusted average stockholders’ equity excludes the effects of net unrealized gains, net of tax of $1.2 million, $3.1 million and $1.0 million on securities available for sale in 2011, 2010 and 2009, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Net interest income for 2011 was $117.9 million, an increase of $7.2 million or 6.5 percent compared to $110.7 million in 2010, which decreased $3.6 million or 3.1 percent compared to $114.3 million in 2009. The 2011 increase, compared to 2010, was primarily due to an increase in the tax equivalent basis net interest margin to 4.59 percent resulting from a $123 million reduction in the average balance of interest bearing liabilities, specifically a planned reduction in borrowed funds and a change in the mix of interest earning assets resulting from the deployment of excess liquidity into loans, primarily local market multi-family loans, partially offset by the effects of maturing, higher yielding loans and investments being renewed or replaced in a significantly lower interest rate environment. The 2010 decrease compared to 2009 was primarily due to a decrease in the tax equivalent basis net interest margin to 4.36 percent from 4.90 percent, partially offset by $193.2 million growth in the average balance of interest earning assets which was in excess of the $85.0 million growth in the average balance of interest bearing liabilities. The 2010 decrease in the tax equivalent basis net interest margin, compared to the prior year, resulted primarily from the effects significant increases in the average balance of low yielding interest bearing deposits in banks as a percentage of interest earning assets resulting primarily from weak loan demand, the completion of a planned reduction of the Company’s investment portfolio and the effects of maturing, higher yielding loans and investments being renewed or replaced in a significantly lower interest rate environment.

The provision for loan losses for 2011 was $64.2 million compared to $46.5 million in 2010 and $24.3 million in 2009. The significant increase in 2011 compared to 2010 is directly related to $60.2 million of write downs associated with the transfer of loans to held-for-sale status in contemplation of loan sales to reduce classified loans and the concentration of commercial real estate. The elevated levels of the provisions are is also largely due to the negative effects on the loan portfolio of conditions resulting from the ongoing crisis in the financial markets. As a result of the severe economic downturn, the Company has experienced significant levels of delinquent and nonperforming loans and a continuation of the slowdowns in repayments and declines in the loan-to-value ratios on existing loans. These conditions, together with the shortage of available residential mortgage financing, have put downward pressure on the overall asset quality of virtually all financial institutions, including the Company. The Company has followed the more aggressive strategy for resolving problem assets and believes that the overall revised strategy will continue to address new and existing problem loans in the most appropriate and timely manner given current conditions in the economy.

Non interest income increased $5.2 million or 38.0 percent to $18.9 million in 2011 compared to $13.7 million in 2010, which increased $3.2 million or 30.5 percent compared to $10.5 million in 2009. The increase of noninterest income in 2011, compared to the prior year period, was primarily due to increases in investment advisory fees of A.R. Schmeidler & Co., Inc., growth in deposit activity and other service fees and decreases in recognized impairment charges on securities available-for-sale and valuation losses on other real estate owned. The increase of noninterest income in 2010, compared to the prior year period, was primarily due to increases in investment advisory fees of A.R. Schmeidler & Co., Inc., growth in deposit activity and other service fees and a decrease in recognized impairment charges on securities available-for-sale, partially offset by an increase in valuation losses on other real estate owned. Although there was significant improvement in the financial markets in 2010 and 2011, continued improvement and the continued acquisition of new customers will be necessary for investment advisory fees to return to past levels. The Company recorded pre-tax recognized impairment charges on securities available-for-sale of $0.4 million, $2.6 million and $5.5 million in 2011, 2010 and 2009, respectively. Other dispositions of securities available for sale resulted in net realized gains of $0.1 million, $0.2 million and $0.1 million in 2011, 2010 and 2009, respectively. The sales were conducted as part of the Company’s ongoing asset/liability management process. Non interest income also includes $0.4 million, $2.0 million and $0.3 million of valuation losses on other real estate owned in 2011, 2010 and 2009, respectively.

Non interest expense was $80.2 million for 2011, and increase of $6.1 million or 8.2 percent, compared to $74.1 million in both 2010 and 2009. The overall increase in 2011 non interest expense resulted primarily from the Company’s partial reinstatement of an incentive compensation plan previously terminated in 2009, increases in costs associated with problem loan resolution and other real estate owned, and investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers. Increases in 2010 non interest expense resulting from the Company’s continued investment in its branch offices, technology and personnel to accommodate growth, the expansion of services and products available to new and existing customers, expenses related to problem loan resolution and the upgrading of certain internal processes were more than offset by cost saving measures implemented by the Company during 2009 and 2010. In addition, both 2011 and 2010 reflected significantly lower FDIC deposit insurance premiums compared to their respective prior year periods. Additional premiums imposed by the FDIC in 2009 to replenish shortfalls in the FDIC Insurance Fund were not imposed to the same degree in 2011 and 2010. However, additional premium increases and special assessments may continue to be imposed by the FDIC in the future.

Average Balances and Interest Rates

The following table sets forth the daily average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates.

	(000’s except percentages)
	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
ASSETS
Interest earning assets:
Deposits in Banks	$219,388	$621	0.28%	$300,703	$737	0.25%	$35,508	$81	0.23%
Federal funds sold	35,771	95	0.27%	78,748	168	0.21%	43,910	100	0.23%
Securities: (1)
Taxable	371,210	11,829	3.19%	367,421	13,905	3.78%	413,781	18,077	4.37%
Exempt from federal income taxes	107,698	6,569	6.10%	149,355	9,032	6.05%	184,772	11,783	6.38%
Loans, net (2)	1,882,199	111,802	5.94%	1,714,325	107,658	6.28%	1,739,421	110,662	6.36%

Total interest earning assets	2,616,266	130,916	5.00%	2,610,552	131,500	5.04%	2,417,392	140,703	5.82%

Non interest earning assets:
Cash & due from banks	45,846			41,490			43,197
Other assets	144,404			145,905			118,118

Total non interest earning assets	190,250			187,395			161,315

Total assets	$2,806,516			$2,797,947			$2,578,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$958,347	$6,069	0.63%	$926,755	$8,099	0.87%	$787,347	$9,145	1.16%
Savings	113,407	474	0.42%	115,624	562	0.49%	101,846	503	0.49%
Time	168,003	1,482	0.88%	202,244	2,455	1.21%	263,065	3,899	1.48%
Checking with interest	290,184	705	0.24%	332,315	1,091	0.33%	250,314	1,048	0.42%
Securities sold under repo & other s/t borrowings	49,678	246	0.50%	56,899	271	0.48%	101,818	536	0.53%
Other borrowings	40,184	1,782	4.43%	109,349	5,205	4.76%	153,799	7,173	4.66%

Total interest bearing liabilities	1,619,803	10,758	0.66%	1,743,186	17,683	1.01%	1,658,189	22,304	1.35%

Non interest bearing liabilities:
Demand deposits	866,993			745,290			675,953
Other liabilities	23,461			20,199			28,041

Total non interest bearing liabilities	890,454			765,489			703,994

Stockholders’ equity (1)	296,259			289,272			216,524

Total liabilities and stockholders’ equity	$2,806,516			$2,797,947			$2,578,707

Net interest earnings		$120,158			$113,817			$118,399

Net yield on interest earning assets			4.59%			4.36%			4.90%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

Average Balances and Interest Rates

Non-GAAP disclosures

	Year Ended December 31,
	2011	2010	2009
Total interest earning assets:
As reported	$2,618,042	$2,615,461	$2,418,855
Unrealized gain on securities available for sale (1)	1,776	4,909	1,463

Adjusted total interest earning assets	$2,616,266	$2,610,552	$2,417,392

Net interest earnings:
As reported	$117,859	$110,656	$114,275
Adjustment to tax equivalency basis (2)	2,299	3,161	4,124

Adjusted net interest earnings	$120,158	$113,817	$118,399

Net yield on interest earning assets:
As reported	4.50%	4.23%	4.72%
Effects of (1) and (2) above	0.09%	0.13%	0.18%

Adjusted net yield on interest earning assets	4.59%	4.36%	4.90%

Average stockholders’ equity:
As reported	$297,488	$292,350	$217,505
Effects of (1) and (2) above	1,229	3,078	981

Adjusted average stockholders’ equity	$296,259	$289,272	$216,524

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2011 and 2010, and the years ended December 31, 2010 and 2009, on a tax equivalent basis.

	(000’s)
	2011 Compared to 2010 Increase (Decrease) Due to Change in			2010 Compared to 2009 Increase (Decrease) Due to Change in
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income:
Deposits in Banks	$(199)	$83	$(116)	$605	$51	$656
Federal funds sold	(92)	19	(73)	79	(11)	68
Securities:
Taxable (2)	143	(2,219)	(2,076)	(2,025)	(2,147)	(4,172)
Exempt from federal income taxes	(2,519)	56	(2,463)	(2,259)	(492)	(2,751)
Loans, net	10,542	(6,398)	4,144	(1,597)	(1,407)	(3,004)

Total interest income	7,875	(8,459)	(584)	(5,197)	(4,006)	(9,203)

Interest expense:
Deposits:
Money market	276	(2,306)	(2,030)	1,619	(2,665)	(1,046)
Savings	(11)	(77)	(88)	68	(9)	59
Time	(416)	(557)	(973)	(901)	(543)	(1,444)
Checking with interest	(138)	(248)	(386)	343	(300)	43
Securities sold under repo & other s/t borrowings	(34)	9	(25)	(236)	(29)	(265)
Other borrowings	(3,292)	(131)	(3,423)	(2,073)	105	(1,968)

Total interest expense	(3,615)	(3,310)	(6,925)	(1,180)	(3,441)	(4,621)

Increase (decrease) in interest differential	$11,490	$(5,149)	$6,341	$(4,017)	$(565)	$(4,582)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2011 and 2010.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. During the three years ended December 31, 2011, the Company has experienced an extended period of severe negative economic conditions and historically low interest rates. During this period of economic difficulty and low interest rates, the Company took various steps to maximize its net interest income. These steps included repositioning its securities portfolio, reducing higher cost term borrowings and, from the second half of 2010 through 2011, redeploying excess liquidity into new loans, primarily local market multi-family loans. These actions enabled the Company to significantly offset margin compression, particularly in 2011, resulting from interest rates continuing at historically low levels. As previously noted, and in reaction to the OCC’s requirements, the Company plans to sell approximately $474 million of loans, including part of the multi-family portfolio originated in 2010 and 2011, in an effort to reduce its concentration in commercial real estate loans and its level of classified loans. The Company expects that some margin compression will result from these loan sales particularly during the period of redeployment of the proceeds. Management believes that the results of these efforts has enabled the Company, given the difficulties encountered during the recent financial crisis, to maximize its net interest income, address regulatory concerns, and effectively reposition its portfolios from both asset composition and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, increased $6.4 million or 5.6 percent to $120.2 million in 2011, compared to $113.8 million in 2010, which decreased $4.6 million or 3.9 percent from $118.4 million in 2009. The increase in 2011, compared to 2010, primarily resulted from an increase in the tax equivalent basis net interest margin to 4.59 percent in 2011 from 4.36 percent in 2010, which was attributable to an increase of $129.1 million or 14.9 percent in the excess of adjusted average interest earning assets over average interest bearing liabilities to $996.5 million in 2011 from $867.4 million in 2010. The decrease in 2010, compared to 2009, primarily resulted from a decrease in the tax equivalent net interest margin to 4.36 percent in 2010 from 4.90 percent in 2009, partially offset by an increase of $108.2 million or 14.3 percent in the excess of adjusted average interest earning assets over average interest bearing liabilities to $867.4 million in 2010 from $759.2 million in 2009. For purposes of the financial information included in this section, the Company adjusts average interest earning assets to exclude the effects of unrealized gains and losses on securities available for sale and adjusts net interest income to a tax equivalent basis. Management believes that this alternate presentation more closely reflects actual performance, as it is consistent with the Company’s stated asset/liability management strategies. The effects of these non-GAAP adjustments to tax equivalent basis net interest income and adjusted average assets are included in the table presented in “Average Balances and Interest Rates” section herein.

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume decreases in investments, interest earning deposits and Federal funds sold and a lower average yield on interest earning assets, partially offset by volume increases in loans resulted in slightly lower interest income in 2011, compared to 2010. Volume decreases in loans and investments and a lower average yield on interest earning assets, partially offset by volume increases in interest earning deposits and Federal funds sold resulted in lower interest income in 2010, compared to 2009. Adjusted average interest earning assets in 2011 increased $5.7 million or 0.2 percent to $2,616.3 million from $2,610.6 million in 2010, which increased $193.2 million or 8.0 percent from $2,417.4 million in 2009.

Loans are the largest component of interest earning assets. Net loans, excluding loans held-for-sale, decreased $147.8 million or 8.7 percent to $1,541.4 million at December 31, 2011 from $1,689.2 million at December 31, 2010, which decreased $83.4 million or 4.7 percent from $1,772.6 million at December 31, 2009. The decrease resulted primarily from the aforementioned actions taken by the Bank to reduce its concentration in commercial real estate and level of classified loans, partially offset by significant increases in new loans, primarily local market multi-family loans. Average net loans increased $167.9 million or 9.8 percent to $1,882.2 million in 2011 from $1,714.3 million in 2010, which decreased $25.1 million or 1.4 percent from $1,739.4 million in 2009. The increase in average net loans in 2011, compared to 2010 resulted from significant growth in the multi-family sector of the portfolio, partially offset by significant charge-offs taken during the year.

The decrease in average net loans during 2010, compared to 2009, resulted from insufficient loan demand to offset payoffs and pay downs, significant charge-offs taken during the year and sales of nonperforming loans, partially offset by significant growth in the multi-family sector of the portfolio. The average yield on loans was 5.94 percent in 2011, compared to 6.28 percent in 2010 and 6.36 percent in 2009. As a result, interest income on loans increased in 2011, compared to 2010, due to higher volume partially offset by lower interest rates, and interest income on loans decreased in 2010, compared to 2009, due to lower volume and lower interest rates.

Total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, increased $56.2 million or 12.1 percent to $520.3 million at December 31, 2011 from $464.1 million at December 31, 2010, which decreased $66.4 million or 12.5 percent from $530.5 million at December 31, 2009. Average total securities, including FHLB stock and excluding net unrealized gains and losses, decreased $37.9 million or 7.3 percent to $478.9 million in 2011 from $516.8 million in 2010, which decreased $81.8 million or 13.7 percent from $598.6 million in 2009. The decreases in average total securities in 2011 and 2010, compared to their respective prior year periods, resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. During 2011, management utilized cash flow from maturing investments to fund loan growth and to reduce short-term and other borrowings. The decrease in average total securities in 2011 compared to 2010 reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities, obligations of state and political subdivisions and FHLB stock. The average tax equivalent basis yield on securities was 3.84 percent for 2011 compared to 4.44 percent in 2010. As a result, tax equivalent basis interest income on securities decreased in 2011, compared to 2010, due to lower volume and lower interest rates. During 2010, cash flow from maturing investments was either redeployed into new mortgage backed securities, or retained in interest bearing bank balances to fund future loan growth. The decrease in average total securities in 2010 compared to 2009 reflects volume decreases in U.S. Treasury and Agency securities, mortgage-backed securities including collateralized mortgage obligations, obligations of state and political subdivisions and FHLB stock, partially offset by a volume increase in other securities. The average tax equivalent basis yield on securities was 4.44 percent for 2010 compared to 4.99 percent in 2009. As a result, tax equivalent basis interest income on securities decreased in 2010, compared to 2009, due to lower volume and lower interest rates. Increases and decreases in average FHLB stock results from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $6.9 million or 39.0 percent to $10.8 million in 2011 from $17.7 million in 2010, which decreased $4.6 million or 20.6 percent from $22.3 million in 2009. Average interest bearing liabilities decreased $123.4 million or 7.1 percent to $1,619.8 million in 2011 from $1,743.2 million in 2010, which increased $85.0 million or 5.1 percent from $1,658.2 million in 2009.

The decrease in average interest bearing liabilities in 2011, compared to 2010, was due to volume decreases in savings deposits, time deposits, checking with interest, short-term borrowings and other borrowed funds, partially offset by volume increases in money market deposits. Overall deposit growth was partially offset by planned reductions in certain non-core deposit balances. Proceeds from deposit growth were used to fund new loans, reduce maturing term borrowings, increase the securities portfolio or were retained in liquid investments, principally interest earning bank deposits. The average interest rate paid on interest bearing liabilities was 0.66 percent in 2011, compared to 1.01 percent in 2010. As a result of these factors, interest expense was lower in 2011, compared to 2010, due to lower volume and lower interest rates.

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

Average non interest bearing demand deposits increased $121.7 million or 16.3 percent to $867.0 million in 2011 from $745.3 million in 2010, which increased $69.3 million or 10.3 percent from $676.0 million in 2009. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2011 is as follows:

	2011	2010	2009
Average interest rate on:
Total average interest earning assets	5.00%	5.04%	5.82%
Total average interest bearing liabilities	0.66%	1.01%	1.35%
Total interest rate spread	4.34%	4.03%	4.47%

In 2011, the interest rate spread increased as short-term interest rates rose steadily and longer term rates rose to a lesser degree. The increase was primarily due to earning assets repricing at a faster rate than interest bearing liabilities, and an increase in loans, the Company’s highest yielding asset, as a percentage of total earning assets. In 2010, the interest rate spread decreased reflecting greater increases in interest rates on interest bearing liabilities compared to interest rates on interest earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Provision for Loan Losses

The provision for loan losses in 2011 was $64.2 million compared to $46.5 million in 2010 and $24.3 million in 2009. The significant increases in 2011 and 2010, compared to their respective prior years, are primarily related to negative effects on the Company’s loan portfolio of conditions resulting from the ongoing crisis in the financial markets. In addition, the large provision in 2011 is reflective of the write-downs associated with management’s decision to transfer $473.8 million of loans to the held-for-sale status in contemplation of bulk loan sales designed to reduce both classified loans and the Company’s overall concentration in commercial real estate loans. The 2010 increase, compared to 2009, partially resulted from a decision by the Company to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. Continuation or worsening of such conditions could result in additional significant provisions for loan losses in the future.

Non Interest Income

Non interest income increased $5.2 million or 38.0 percent to $18.9 million in 2011 compared to $13.7 million in 2010, which increased $3.2 million or 30.5 percent compared to $10.5 million in 2009. The increase in 2011, compared to the prior year period, resulted primarily from increases in investment advisory fees of A.R. Schmeidler & Co., Inc. and also reflects growth in deposit activity and other service fees and a decrease in recognized impairment charges on securities available for sale. The increase in 2010, compared to the prior year period, was primarily due to an increase in investment advisory fees, growth in deposit activity and other service fees and a decrease in recognized impairment charges on securities available for sale, partially offset by an increase in valuation losses on other real estate owned and a slight decrease in other income. The above mentioned changes in investment advisory fees, impairment charges on securities and valuation losses on other real estate owned are directly related to the current economic crisis, which has had significant negative effects on the financial services industry, the real estate industry and the domestic and international equity markets.

Service charges increased by $0.4 million or 6.1 percent to $7.0 million in 2011 compared to $6.6 million in 2010, which increased by $0.7 million or 11.9 percent from $5.9 million in 2009. The 2011 increase, compared to 2010, was primarily due to growth in service charges related to new products introduced in 2011 and 2010.

Investment advisory fees increased $1.2 million or 13.2 percent to $10.3 million in 2011 from $9.1 million in 2010, which increased $1.4 million or 18.2 percent from $7.7 million in 2009. The 2011 increase, compared to 2010, was primarily a result of the effects of continued improvement in both domestic and international equity markets. The 2010 increase, compared to 2009, was due to a net increase in assets under management from existing customers, addition of new customers and net increases in asset value. Although there has been recent improvement in the financial markets, continued improvement and the acquisition of new customers will be necessary for this source of non interest income to return to past levels.

The Company recognized impairment charges on securities available for sale of $0.4 million, $2.6 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009 respectively. The impairment charges are related to the Company’s investments in certain pooled trust preferred securities. These securities are primarily backed by U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. The Company has continued to hold its investments in trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value. Dispositions of securities available for sale resulted in net realized gains of $0.1 million, $0.2 million and $0.1 million in 2011, 2010 and 2009, respectively. The sales were conducted as part of the Company’s ongoing asset/liability management process. Non interest income also includes $0.4 million, $2.0 million and $0.3 million of valuation losses on other real estate owned in 2011, 2010 and 2009, respectively. These valuation losses are a direct result of the significantly negative effects that the ongoing economic downturn has had on the values of the Company’s real estate related assets.

Other income remained unchanged at $2.4 million in 2011 from 2010, which decreased $0.2 million or 7.7 percent from $2.6 million in 2009. The decrease in 2010, compared to 2009, resulted from decreases in income on bank owned life insurance, rental income and miscellaneous customer fees, partially offset by increases in debit card income.

Non Interest Expense

Non interest expense was $80.2 million, $74.1 million and $74.1 million for the years ended December 31, 2011, 2010 and 2009, respective. The increase in 2011 non interest expense resulted primarily from the Company’s partial reinstatement of an incentive compensation plan previously terminated in 2009, increases in costs associated with problem loan resolution and other real estate owned, and investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers. Noninterest expense for 2011 also included legal and other expenses of $1.7 million related to the ongoing investigation of A.R. Schmeidler & Co. relating to compliance with certain provisions of the Investment Advisers Act of 1940. The Company is unable to predict how long the SEC investigation will last, the exact result, or what the final amount of costs and legal expenses will be. The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on securities transactions) was 57.3 percent in 2011, compared to 56.2 percent in 2010 and 55.2 percent in 2009.

Salaries and employee benefits, the largest component of non interest expense, increased $3.7 million or 9.6 percent to $42.2 million in 2011 from $38.5 million in 2010, which was a decrease of $0.2 million or 0.5 percent from $38.7 million in 2009. The increase in 2011 is primarily from the aforementioned partial reinstatement of an incentive compensation plan, planned investment in certain staffing levels to help accommodate growth and an increase in employee retirement plans. The decrease in 2010 resulted from the planned reduction in certain staffing levels and a reduction in employee retirement plans partially offset by increased incentive compensation.

The following table shows the number of full and part time employees and the salaries and employee benefit expenses for the Company for the years indicated:

	000000	000000	000000
	2011	2010	2009
Employees at December 31,
Full Time Employees	445	438	463
Part Time Employees	44	40	35

	00000	00000	00000
	2011	2010	2009
	(000’s except percentages)
Salaries and Employee Benefits:
Salaries	$30,842	$29,821	$30,294
Payroll Taxes	2,579	2,455	2,468
Medical Plans	2,340	2,354	2,168
Incentive Compensation Plans	3,267	1,816	780
Employee Retirement Plans	2,629	1,336	2,536
Other	537	725	442

Total	$42,194	$38,507	$38,688

Percentages of total non interest expense	52.6%	51.9%	52.2%

Occupancy expense increased $0.6 million or 7.1 percent to $9.0 million in 2011 from $8.4 million in 2010 which increased $0.1 million or 1.2 percent from $8.3 million in 2009. The increases in both 2011 and 2010 reflect increased costs related to the opening of new branch offices and also included rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional services increased $2.2 million or 42.3 percent to $7.4 million in 2011 from $5.2 million in 2010, which was a $0.8 million or 18.2 percent increase from $4.4 million for 2009. The increase in 2011 was primarily due to costs related to the engagement of consultants to assist with new systems implementations, certain personnel related projects and legal expenses related to ARS investigation. The increase in 2010 was primarily due to costs related to the formation of a new subsidiary, expenses related to the operational merger of New York National Bank into HVB and the engagement of consultants to assist with new systems implementations and certain personnel related projects.

Equipment expense increased $0.3 million or 7.5 percent to $4.3 million in 2011 from $4.0 million in 2010, which was a decrease of $0.4 million or 9.1 percent from $4.4 million in 2009. The 2011 increase reflects a rise in maintenance costs for the Company’s equipment. The 2010 decrease reflects reduced equipment rental costs and cost saving measures implemented in late 2009.

Business development expense remained essentially unchanged at $2.1 million in 2011 from $2.0 million in 2010, and $2.0 million in 2009.

The Federal Deposit Insurance Corporation (“FDIC”) assessment was $2.8 million for 2011, $4.7 million in 2010 and $5.5 million for 2009. The 2011 decrease is reflective of significantly lower premiums compared to 2010. The 2010 decrease was due to additional premiums that were imposed by the FDIC during 2009 to replenish shortfalls in the FDIC Insurance Fund which resulted from the current economic crisis.

Other operating expenses, as reflected in the following table, increased 9.1 percent in 2011 and increased 4.2 percent in 2010:

	2011	2010	2009
	(000’s except percentages)
Other Operating Expenses:
Stationary & printing	$798	$711	$1,160
Communications expense	697	764	779
Courier expense	874	861	774
Other loan expense	1,861	2,468	1,961
Outside services	4,531	4,044	3,810
Dues, meetings, and seminars	597	325	289
Other	2,986	2,145	2,084

Total	$12,344	$11,318	$10,857

Percentages of total non interest expense	15.4%	15.3%	14.6%

The 2011 increases reflect higher outside service fees, primarily data processing fees, stationary and printing costs, increased costs related to couriers and increased participation in meetings and seminars. The 2011 decreases reflect lower communications expense and lower loan expenses, including decreased expenses related to properties held as other real estate owned and decreased loan collection costs. The 2010 increases reflect higher loan expenses, including increased expenses related to properties held as other real estate owned and increased loan collection costs, increased costs related to couriers and higher outside service fees. The 2010 decreases reflect lower stationary and printing costs, lower communications expense and lower insurance costs.

Income Taxes

Income taxes (benefits) of $(5.4) million, $(1.4) million and $7.3 million were recorded in 2011, 2010, and 2009, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent, and a New York City tax rate of approximately 9 percent.

In the normal course of business, the Company’s Federal, New York State and New York City corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for years after 2007. The Company is currently undergoing an audit by New York State for years 2005 through 2008. This audit has not yet been completed, however, no significant issues have as yet been raised. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2011 and 2010

Cash and Due from Banks

Cash and due from banks was $78.1 million at December 31, 2011, a decrease of $206.1 million or 72.5 percent from $284.2 million at December 31, 2010. Included in cash and due from banks is interest earning deposits of $34.4 million at December 31, 2011 and $258.3 million at December 31, 2010. The decrease is a result of repaying maturing long-term borrowings and the redeployment of excess liquidity into investments or loans.

Federal Funds Sold

Federal funds sold totaled $16.4 million at December 31, 2011, a decrease of $55.7 million or 77.3 percent from $72.1 million at December 31, 2010. The decrease resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

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

The following table sets forth the amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31:

	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Classified as Available for Sale
U.S. Treasury and government agencies	—	—	$3,001	$3,012
Mortgage-backed securities	$385,206	$393,418	303,479	309,540
Obligations of states and political subdivisions	96,091	100,599	111,912	116,081
Other debt securities	12,220	3,332	12,329	4,373

Total debt securities	493,517	497,349	430,721	433,006
Mutual funds and other equity securities	10,067	10,548	10,071	10,661

Total	$503,584	$507,897	$440,792	$443,667

Classified as Held To Maturity
Mortgage-backed securities	$7,767	$8,374	$11,131	$11,830
Obligations of states and political subdivisions	5,138	5,445	5,136	5,442

Total	$12,905	$13,819	$16,267	$17,272

The available for sale portfolio totaled $507.9 million at December 31, 2011 which was an increase of $64.2 million or 14.5 percent from $443.7 million at December 31, 2010. The increase resulted from an $83.9 million increase in mortgage-backed securities, which was partially offset by decreases of $15.5 million in obligations of states and political subdivisions and $1.0 million in other debt securities. The increase in mortgage-backed securities was due to purchases of $244.0 million which were partially offset by principal paydowns of $158.6 million and other changes of $1.5 million. The decrease in obligations of states and political subdivisions resulted from maturities and calls of $23.9 million and sales of $1.3 million which was partially offset by purchases of $9.4 million and other increases of $0.3 million. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $11.6 million as of both December 31, 2011 and December 31, 2010. These pooled trust preferred securities have suffered severe declines in the prior periods in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities.

The held to maturity portfolio totaled $12.9 million at December 31, 2011, which was a decrease of $3.4 million or 20.9 percent from $16.3 million at December 31, 2010. The decrease was due to principal paydowns of $3.4 million in mortgage-backed securities partially offset by other changes of $0.1 million.

The following table presents the amortized cost of securities at December 31, 2011, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After 1 Year but		After 5 Years but
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	$175,877	2.96%	$166,755	3.35%	$50,341	3.81%	—	—	$392,973	3.23%
Obligations of states and political subdivisions	40,092	7.19%	55,779	6.20%	5,358	6.04%	—	—	101,229	6.58%
Other debt securities	—	0.00%	—	0.00%	437	7.92%	$11,783	3.78%	12,220	3.93%

Total	$215,969	3.74%	$222,534	4.06%	$56,136	4.05%	$11,783	3.78%	$506,422

Estimated fair value	$221,957		$228,703		$57,692		$2,816		$511,168

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $3.8 million at December 31, 2011 and $7.0 million at December 31, 2010.

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

There were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2011 or December 31, 2010.

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

Major classifications of loans at December 31 are as follows:

	(000’s)
	2011	2010	2009	2008	2007
Real Estate:
Commercial	$690,837	$796,253	$783,597	$642,923	$355,044
Construction	110,027	174,369	255,660	254,837	211,837
Residential	514,828	467,326	454,532	409,431	324,488
Commercial & Industrial	218,500	245,263	274,860	358,076	377,042
Other	29,222	33,257	26,970	21,536	29,686
Lease financing	12,538	15,783	20,810	18,461	12,463

Total loans	1,575,952	1,732,251	1,816,429	1,705,264	1,310,560
Deferred loan fees	(3,862)	(4,115)	(5,139)	(5,116)	(3,552)
Allowance for loan losses	(30,685)	(38,949)	(38,645)	(22,537)	(17,367)

Loans, net	$1,541,405	$1,689,187	$1,772,645	$1,677,611	$1,289,641

Gross loans decreased $156.3 million or 9.0 percent to $1,576.0 million at December 31, 2011 from $1,732.3 million at December 31, 2010, which decreased $84.1 million or 4.6 percent from $1,816.4 million at December 31, 2009. The changes in gross loans resulted primarily from:

•

Decrease of $105.4 million in 2011 and an increase of $12.7 million in 2010 in commercial real estate mortgages. The decrease in 2011 resulted primarily from recent actions taken by the Bank to reduce its concentration in commercial real estate. The increase in 2010 was due to increased activity in commercial mortgages;

•	Decreases of $64.3 million and $81.3 million in 2011 and 2010, respectively, in construction loans. The decreases were due to increased payoffs, charge-offs and a lower volume of originations;

•	Increases in residential real estate mortgages of $47.5 million and $12.8 million in 2011 and 2010, respectively, primarily as a result of increased activity principally in multi-family loans;

•

Decreases of $26.8 million and $29.6 million in 2011 and 2010, respectively, in commercial and industrial loans. The decreases were primarily the result of lower loan volume due to the ongoing economic crisis;

•	Decrease of $4.0 million in 2011 and an increase of $6.3 million in 2010 in other loans; and

•	Decreases of $3.2 million and $5.0 million in 2011 and 2010, respectively, in lease financings.

Loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the Prime Rate as published in the Wall Street Journal. At December 31, 2011, the Company had total gross loans with fixed rates of interest of $940.3 million, or 59.7 percent of total loans, and total gross loans with variable or floating rates of interest of $635.7 million, or 40.3 percent of total loans, as compared to $1,173.8 million or 67.8 percent of total loans in fixed rate loans and $558.5 million or 32.2 percent of total loans in variable or floating rate loans at December 31, 2010.

Average net loans increased $167.9 million or 9.8 percent to $1,882.2 million in 2011 from $1,714.3 million in 2010, which decreased $25.1 million or 1.4 percent from $1,483.2 million in 2009.

At December 31, 2011 and 2010, the Company had approximately $181.9 million and $195.1 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

As part of a routine safety and soundness exam conducted by the bank’s primary regulator, the Office of the Comptroller of the Currency (OCC), Hudson Valley was made aware that it would be required to reduce its concentration in commercial real estate (CRE) and classified loans, relative to risk-based capital. In response, Hudson Valley is planning to sell a total of approximately $474 million in loans, of which $27.8 million are non performing, and another $25.5 million are performing classified loans, by mid-2012, a significant step toward reducing the bank’s concentrations of CRE loans and classified assets to less than 400 percent and 25 percent of risk-based capital, respectively.

The following table presents the maturities of loans outstanding at December 31, 2011 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates:

	(000’s except percentages)
	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percent
Loans:
Real Estate - commercial	$179,760	$291,998	$219,079	$690,837	67.8%
Real Estate - construction	81,050	24,184	4,793	110,027	10.8%
Commercial & Industrial	101,333	62,272	54,895	218,500	21.4%

Total	$362,143	$378,454	$278,767	$1,019,364	100.0%

Rate sensitivity:
Fixed or predetermined interest rates	$210,494	$337,479	$240,140	$788,113	77.3%
Floating or adjustable interest rates	151,649	40,975	38,627	231,251	22.7%

Total	$362,143	$378,454	$278,767	$1,019,364	100.0%

Percent	35.5%	37.1%	27.3%	100.0%

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

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, nonperforming loans held for sale, Other Real Estate Owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the years ended December 31:

	(000’s)
	December 31,
	2011	2010	2009	2008	2007
Loans Past Due 90 Days or More and Still Accruing:	$—	$1,625	$6,941	$7,019	$3,953
Non-accrual loans at period end	29,892	43,684	50,590	11,284	10,719
Other real estate owned	1,174	11,028	9,211	5,467	—
Nonperforming loans held for sale	27,848	7,811	—	—	—
Additional interest income that would have been recorded if these borrowers had complied with contractual terms	3,216	4,346	3,032	875	933

There was no interest income on non-accrual loans included in net income for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table is a summary of nonperforming assets as of December 31:

	(000’s except percentages)
	December 31,
	2011	2010	2009	2008	2007
Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	$292	$6,210	$897	$1,865
Construction	—	1,323	—	5,797	—
Residential	—	—	401	325	767

Total Real Estate	—	1,615	6,611	7,019	2,632
Commercial & Industrial	—	10	273	—	1,237
Lease Financing and Individuals	—	—	57	—	84

Total Loans Past Due 90 Days or More and Still Accruing	—	1,625	6,941	7,019	3,953

Non-Accrual Loans:
Real Estate:
Commercial	13,212	15,295	20,957	2,241	143
Construction	5,481	15,689	10,057	2,824	4,646
Residential	3,396	7,744	15,621	4,618	340

Total Real Estate	22,089	38,728	46,635	9,683	5,129
Commercial & Industrial	7,803	4,563	3,821	1,601	5,590
Lease Financing and Individuals	—	393	134	—	—

Total Non-Accrual Loans	29,892	43,684	50,590	11,284	10,719

Other Real Estate Owned	1,174	11,028	9,211	5,467	—

Nonperforming Assets excluding loans held for sale	31,066	56,337	66,742	23,770	14,672
Nonperforming loans held for sale	27,848	7,811	—	—	—

Total Nonperforming Assets including loans held for sale	$58,914	$64,148	$66,742	$23,770	$14,672

Net charge-offs during year	$72,418	$46,223	$8,198	$5,855	$887

Nonperforming assets to total assets:
Excluding loans held for sale	1.11%	2.11%	2.50%	0.94%	0.63%
Including loans held for sale	2.11%	2.40%	2.50%	0.94%	0.63%

Non-accrual commercial real estate loans decreased $2.1 million to $13.2 million at December 31, 2011 from $15.3 million at December 31, 2010 which was a decrease of $5.7 million from $21.0 million at December 31, 2009. The 2011 decrease resulted from the charge-off of twenty five loans totaling $11.3 million, the transfer of eighteen loans totaling $11.3 million to loans held-for-sale, the return to accruing status of four loans totaling $2.3 million and principal payments of $7.9 million. These decreases were partially offset by the addition to non-accrual of thirty two loans totaling $29.0 million and the transfer of one loan from loans held-for-sale totaling $1.7 million. The 2010 decrease resulted from the charge-off of twenty three loans totaling $12.8 million, the transfer of twelve loans totaling $9.5 million to loans held-for-sale, principal payments of $2.7 million, and the transfer of two loans totaling $2.5 million to other real estate owned. These decreases were partially offset by the transfer to non-accrual of 27 loans totaling $21.8 million.

Non-accrual construction loans decreased $10.2 million to $5.5 million at December 31, 2011 from $15.7 million at December 31, 2010, which was an increase of $5.6 million from $10.1 million at December 31, 2009. The 2011 decrease resulted from the transfer of seven loans totaling $6.2 million to loans held-for-sale, principal payments of $5.6 million, the charge-off of fifteen loans totaling $5.4 million, and the transfer of one loan totaling $0.9 million to other real estate owned. These decreases were partially offset by the addition of seven loans totaling $7.9 million to non-accrual. The 2010 increase resulted from the transfer of twenty one loans totaling $38.4 million to non-accrual status. The increase was partially offset by the charge-off of twenty one loans totaling $17.0 million, the transfer of nine loans totaling $9.6 million to loans held for sale, principal payments of $2.5 million and the transfer of four loans totaling $3.7 million to other real estate owned.

Non-accrual residential real estate loans decreased $4.3 million to $3.4 million at December 31, 2011 from $7.7 million at December 31, 2010 which was a decrease of $7.9 million from $15.6 million at December 31, 2009. The 2011 decrease was due to the charge-off of twenty nine loans totaling $9.0 million, the transfer of seventeen loans totaling $7.5 million to loans held-for-sale, principal payments of $2.6 million and the return to accruing status of six loans totaling $2.2 . These decreases were partially offset by the addition of thirty two loans totaling $17.0 million to non-accrual. The 2010 decrease was due to the charge-off of twenty five loans totaling $14.7 million, principal payments of $5.5 million, the transfer of four loans totaling $2.7 million to loans held for sale and the transfer of three loans totaling $4.0 million to other real estate owned. These decreases were partially offset by the transfer of twenty eight loans totaling $19.0 million to non-accrual.

Non-accrual commercial and industrial loans increased $3.2 million to $7.8 million at December 31, 2011 from $4.6 million at December 31, 2010 which was an increase of $0.8 million from $3.8 million at December 31, 2009. The 2011 increase resulted from the transfer of thirty six loans totaling $11.3 million which was partially offset by the charge-off of thirty eight loans totaling $5.6 million, the transfer of two loans to loans held-for-sale totaling $1.1 million, principal payments of $1.1 million and the transfer of one loan totaling $0.3 million to other real estate owned. The 2010 increase resulted from the transfer of twenty nine loans totaling $4.2 million which was partially offset by the charge-off of thirty loans totaling $2.8 million, the return of one loan totaling $0.4 million to accrual status, the transfer of one loan totaling $0.1 million to other real estate owned and principal payments of $0.1 million.

Non-accrual loans to individuals decreased $0.4 million to none at December 31, 2011 from $0.4 million at December 31, 2010 which was an increase of $0.3 million from December 31, 2009. The 2011 decrease resulted from principal payments of $0.8 million, the charge-off of fourteen loans totaling $0.1 million which was partially offset by the addition of fifteen loans totaling $0.5 million to non-accrual. The 2010 increase resulted from the transfer of seventeen loans totaling $1.3 million which was partially offset by the charge-off of fifteen loans totaling $1.0 million.

Loans past due 90 days or more and still accruing were none, $1.6 million and $6.9 million at December 31, 2011, 2010 and 2009, respectively. In addition, we had $5.0 million, $21.0 million and $32.0 million of accruing loans that were 31-89 days delinquent at December 31, 2011, 2010 and 2009, respectively.

Other real estate owned totaled $1.2 million, $11.0 million and $9.2 million, respectively at December 31, 2011, 2010 and 2009. The 2011 decrease was due to the sale of six properties totaling $10.7 million and $0.2 million in write downs on two properties which were partially offset by the addition of two properties totaling $1.1 million. The 2010 increase was due to the addition of six properties totaling $10.3 million which were partially offset by the sale of three properties totaling $6.6 million and a $1.9 million loss on the sale of one property.

During 2011 and 2010, the Company continued to experience elevated levels of nonperforming and classified assets which resulted from the ongoing effects of the economic downturn. This condition, together with increased regulatory pressure to reduce concentrations in commercial real estate loans and levels of classified assets relative to risk-based capital, have resulted in the Company’s decisions to adopt more aggressive measures for problem loan resolution including the aforementioned $474 million loan sale planned for early 2012. The Company believes that these aggressive actions appropriately address asset quality problems, concentration risk, and decisive changes within the regulatory climate.

At December 31, 2011, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans decreased $13.8 million to $29.9 million at December 31, 2011, compared to $43.7 million at December 31, 2010, which decreased $6.9 million compared to $50.6 million at December 31, 2009. Net income is adversely impacted by the level of non-accrual loans and other nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

Impaired loans totaling $47.9 million, $49.6 million and $50.6 million at December 31, 2011, 2010 and 2009, respectively, have been measured based on the estimated fair value of the collateral since these loans are all collateral dependent. At December 31, 2011, 2010 and 2009, the total allowance for loan loss allocated to impaired loans and other identified loan problems was $2.4 million, $0.9 million and $3.6 million, respectively. The average recorded investment in impaired loans for the years ended December 31, 2011, 2010 and 2009 was approximately $68.1 million, $64.4 million and $35.0 million, respectively. Loans which have been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered to be troubled debt restructurings (“TDRs”) and are included in impaired loans. Impaired loans as of December 31, 2011, 2010 and 2009 included $28.5 million, $17.2 million and $0.6 million, respectively, of loans considered to be TDRs. At December 31, 2011, seven TDRs with a carrying amount of $18.0 million were on accrual status and performing in accordance with their modified terms as compared to December 31, 2010 with one TDR with a carrying amount of $5.9 million. All other TDRs as of December 31, 2011, 2010 and 2009 were on nonaccrual status. Other pertinent data related to the Company’s loan portfolio are contained in Note 4 to the Company’s consolidated financial statements presented in this Form 10-K.

The Company performs extensive ongoing asset quality monitoring by both internal and independent loan review functions. In addition, the Company conducts timely remediation and collection activities through a network of internal and external resources which include an internal asset recovery department, real estate and other loan workout attorneys and external collection agencies. In addition, during 2010 and 2011, the Company implemented a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. See “Allowance for Loan Losses” below for further discussion of this strategy. Management believes that these efforts are appropriate for accomplishing either successful remediation or maximizing collections related to nonperforming assets.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the years ended December 31 as follows:

	(000’s)
	2011	Change During 2011	2010	Change During 2010	2009	Change During 2009	2008	Change During 2008	2007	Change During 2007	2006
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—	—	—	—	—	—
Construction	$2,374	$1,524	$850	$725	125	$125	$—	$(500)	$500	$500	—
Residential	—	(17)	17	(2,461)	2,478	2,478	—	(950)	950	150	$800
Commercial and Industrial	—	(25)	25	(471)	496	496	—	(207)	207	(471)	678
Lease Financing and other	—	—	—	(475)	475	475	—	(120)	120	(197)	317

Total Specific Component	2,374	1,482	892	(2,682)	3,574	3,574	—	(1,777)	1,777	(18)	1,795

Formula:
Real Estate:
Commercial	12,776	(3,889)	16,665	1,392	15,273	7,053	8,220	3,993	4,227	550	3,677
Construction	4,096	(2,215)	6,311	634	5,677	2,007	3,670	509	3,161	(811)	3,972
Residential	8,093	(1,774)	9,867	2,639	7,228	3,034	4,194	1,226	2,968	316	2,652
Commercial and Industrial	2,650	(1,629)	4,279	(2,551)	6,830	558	6,272	1,227	5,045	394	4,651
Lease Financing and other	696	(239)	935	872	63	(118)	181	(8)	189	152	37

Total Formula Component	28,311	(9,746)	38,057	2,986	35,071	12,534	22,537	6,947	15,590	601	14,989

Total Allowance	$30,685		$38,949		$38,645		$22,537		$17,367		$16,784

Net Change		(8,264)		304		16,108		5,170		583
Net Charge offs		72,418		46,223		8,198		5,855		887

Provision for loan losses		$64,154		$46,527		$24,306		$11,025		$1,470

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. In 2010, the Company decided to implement a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. The severity of the decline in real estate values has provided new market opportunities for the disposition of distressed assets as investors search for yield in the current low interest rate environment and our more aggressive policy may be able to take advantage of those opportunities. As part of the revised resolution strategy, the Company has reevaluated each problem loan and has made a determination of net realizable value based on management’s estimation of the best probable outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities including potential loan sales. The effects of this new strategy are reflected in significant 2011 charge-offs, as well as a $9.7 million decrease in the formula component of the allowance at December 31, 2011 compared to December 31, 2010. The $1.5 million increase in the specific component at December 31, 2011 resulted from additional specific reserves needed for one loan compared to December 31, 2010. On December 31, 2011, the Company transferred $473.8 million of loans into the held for sale category. The loan sales are expected to be completed by mid-2012. Loans held for sale are carried at the lower of cost or fair value. At December 31, 2011, the Company had $2.4 million of specific reserves allocated to one impaired loan. There were $0.9 million of specific reserves allocated to three impaired loans as of December 31, 2010. The Company’s analyses as of December 31, 2011 and December 31, 2010 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

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

A summary of the allowance for loan losses for each of the prior five years ended December 31, is as follows:

	(000’s except percentages)
	2011	2010	2009	2008	2007
Net loans outstanding at end of year	$1,541,405	$1,689,187	$1,772,645	$1,677,611	$1,289,641

Average net loans outstanding during the year	$1,882,199	$1,714,325	$1,739,421	$1,483,196	$1,233,360

Allowance for loan losses:
Balance, beginning of year	$38,949	$38,645	$22,537	$17,367	$16,784
Provision charged to expense	64,154	46,527	24,306	11,025	1,470

	103,103	85,172	46,843	28,392	18,254

Charge-offs and recoveries during the year:
Charge-offs:
Real estate:
Commercial	(39,168)	(13,452)	(2,790)	(78)	—
Construction	(10,026)	(16,582)	(1,090)	(775)	(237)
Residential	(22,692)	(14,911)	(1,173)	(1,270)	(16)
Commercial and industrial	(6,225)	(3,150)	(4,404)	(3,422)	(649)
Lease financing and other	(125)	(544)	(42)	(632)	(139)
Recoveries:
Real estate:
Commercial	1,424	833	—	—	—
Construction	622	151	1	—	—
Residential	2,571	856	14	180	20
Commercial and industrial	992	535	1,259	65	97
Lease financing and other	209	41	27	77	37

Net charge-offs during the year	(72,418)	(46,223)	(8,198)	(5,855)	(887)

Balance, end of year	$30,685	$38,949	$38,645	$22,537	$17,367

Ratio of net charge-offs to average net loans outstanding during the year	3.85%	2.70%	0.47%	0.39%	0.07%
Ratio of allowance for loan losses to gross loans outstanding at end of year	1.95%	2.25%	2.13%	1.32%	1.33%

In determining the allowance for loan losses, in addition to historical loss experience and the other relevant factors disclosed above, management considers changes in net charge-offs during the year.

The distribution of our allowance for loan losses at the years ended December 31, is summarized as follows:

	2011			2010
	Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans	Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans
Real Estate:
Commercial	$12,776	$690,837	43.84%	$16,665	$796,253	45.97%
Construction	6,470	110,027	6.98%	7,161	174,369	10.07%
Residential	8,093	514,828	32.67%	9,884	467,326	26.98%
Commercial and industrial	2,650	218,500	13.86%	4,304	245,263	14.16%
Lease financing and other	696	41,760	2.65%	935	49,040	2.83%

Total	$30,685	$1,575,952	100.00%	$38,949	$1,732,251	100.00%

	2009			2008
	Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans	Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans
Real Estate:
Commercial	$15,273	$783,597	43.14%	$8,220	$642,923	37.70%
Construction	5,802	255,660	14.07%	3,670	254,837	14.94%
Residential	9,706	454,532	25.02%	4,194	409,431	24.01%
Commercial and industrial	7,326	274,860	15.13%	6,272	358,076	21.00%
Lease financing and other	538	47,780	2.63%	181	39,997	2.35%

Total	$38,645	$1,816,429	100.00%	$22,537	$1,705,264	100.00%

	000000	000000	000000	000000	000000	000000
				2007
				Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans
Real Estate:
Commercial				$4,227	$355,044	27.09%
Construction				3,661	211,837	16.16%
Residential				3,918	324,488	24.76%
Commercial and industrial				5,252	377,042	28.77%
Lease financing and other				309	42,149	3.22%

Total				$17,367	$1,310,560	100.00%

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

The Company recorded a provision for loan losses of $64.2 million during 2011, $46.5 million for 2010 and $24.3 million in 2009. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

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

Total deposits at December 31, 2011 increased $190.9 million or 8.5 percent to $2,425.3 million, from $2,234.4 million at December 31, 2010, which increased $61.8 million or 2.8 percent from $2,172.6 million at December 31, 2009. The Company has experienced significant growth in new customers both in existing branches and new branches added during 2010 and 2009. This growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce long term and short term borrowings and to fund loan growth. The Company had no brokered certificates of deposit at December 31, 2011 and 2010.

The following table presents a summary of deposits at December 31:

	(000’s)
	2011	2010
Demand deposits	$910,329	$756,917
Money market accounts	963,390	862,450
Savings accounts	114,371	120,238
Time deposits of $100,000 or more	110,967	144,497
Time deposits of less than $100,000	40,634	43,851
Checking with interest	285,591	306,459

Total Deposits	$2,425,282	$2,234,412

At December 31, 2011 and 2010, certificates of deposit including other time deposits of $100,000 or more totaled $151.6 million and $188.3 million, respectively. At December 31, 2011 and 2010 such deposits classified by time remaining to maturity were as follows:

	December 31,
	2011			2010
	Time Deposits of $100,000 or More	Time Deposits of $100,000 or Less	Total Time Deposits	Time Deposits of $100,000 or More	Time Deposits of $100,000 or Less	Total Time Deposits

3 months or less	$56,363	$11,566	$67,929	$83,069	$14,544	$97,613
Over 3 months through 6 months	21,261	8,968	30,229	22,136	9,177	31,313
Over 6 months through 12 months	27,069	7,489	34,558	31,778	7,571	39,349
Over 12 months	6,274	12,611	18,885	7,514	12,559	20,073

Total	$110,967	$40,634	$151,601	$144,497	$43,851	$188,348

Time deposits of over $100,000, including municipal CD’s, decreased $33.5 million and $0.3 million at December 31, 2011 and 2010, respectively, compared to the prior year end balances. These CD’s are primarily short term and are acquired on a bid basis. Time deposits of over $100,000 generally have maturities of 7 to 180 days.

The Company also utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these funding sources, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. At December 31, 2011 and 2010, the Company had no brokered deposits.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)
	Year Ended December 31,
	2011 Average		2010 Average		2009 Average
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits - non interest bearing	$866,993	—	$745,290	—	$675,953	—
Money market accounts	958,347	0.63%	926,755	0.87%	787,347	1.16%
Savings accounts	113,407	0.42	115,624	0.49	101,846	0.49
Time deposits	168,003	0.88	202,244	1.21	263,065	1.48
Checking with interest	290,184	0.24	332,315	0.33	250,314	0.42

Total	$2,396,934	0.36%	$2,322,228	0.53%	$2,078,525	0.70%

Average deposits outstanding increased $74.7 million or 3.2 percent to $2,396.9 million in 2011 from $2,322.2 million in 2010, which increased $243.7 million or 11.7 percent from $2,078.5 million in 2009.

Average non interest bearing deposits increased $121.7 million or 16.3 percent in 2011 from $745.3 million in 2010 which increased $69.3 million or 10.3 percent from $676.0 million in 2009. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2011 decreased $47.0 million or 3.0 percent reflecting decreases in checking with interest accounts, time deposits and savings accounts partially offset by increases in money market accounts. Average interest bearing deposits in 2010 increased $174.4 million or 12.4 percent reflecting increases in money market accounts, checking with interest accounts and savings accounts partially offset by decreases in time deposits.

Average money market deposits increased $31.6 million or 3.4 percent in 2011 and $139.4 million or 17.7 percent in 2010, due in part to new customer accounts, increased activity in existing accounts, and the addition of new branches.

Average checking with interest deposits decreased $42.1 million or 12.7 percent in 2011 and increased $82.0 million or 32.8 percent in 2010. The decrease in 2011 was reflective of a decline in new accounts and less activity on existing accounts and the increase in 2010 was due to new account activity and increased activity in existing accounts. The increased activity in existing accounts in 2010 resulted partially from the increase in FDIC insurance coverage of certain deposit products which was part of legislation enacted in response to the ongoing economic crisis.

Average time deposits decreased $34.2 million or 16.9 percent in 2011 and $60.8 million or 23.1 percent in 2010. The decreases in both 2011 and 2010 were due to decreased activity in existing accounts as a result of the current low interest rate environment.

Average savings deposit balances decreased $2.2 million or 1.9 percent in 2011 and increased $13.8 million or 13.6 percent in 2010. The decrease in 2011 was reflective of a decline in new accounts and less activity on existing accounts and the increase in 2010 was a result of new customer accounts, increased activity in existing accounts and the addition of new branches.

Borrowings

The Company’s borrowings with original maturities of one year or less totaled $53.0 million and $36.6 million at December 31, 2011 and 2010, respectively. Such short-term borrowings consisted of $53.0 million of customer repurchase agreements at December 31, 2011 and $36.1 million of customer repurchase agreements and note options on Treasury, tax and loan of $0.5 million at December 31, 2010. Other borrowings totaled $16.5 million and $87.8 million at December 31, 2011 and 2010, respectively, which consisted of fixed rate borrowings of $15.0 million and $66.5 million from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $1.3 million and $21.3 million at December 31, 2011 and 2010, respectively. The callable borrowing of $15.0 million from FHLB matures in 2016. The FHLB has the right to call this borrowing at various dates in 2012 and quarterly thereafter. A non callable borrowing of $1.3 million matures in 2027. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

Interest expense on all borrowings totaled $2.0 million, $5.5 million and $7.7 million in 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, these borrowings were collateralized by loans and securities with an estimated fair value of $447.2 million and $267.0 million, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years set forth below:

		(000’s except percentages)
		2011	2010	2009
Average balance:	Short-term	$49,678	$56,899	$101,818
	Other Borrowings	40,184	109,349	153,799

Weighted average interest rate (for the year):	Short-term	0.5%	0.5%	0.5%
	Other Borrowings	4.4	4.8	4.7

Weighted average interest rate (at year end):	Short-term	0.3%	0.3%	0.2%
	Other Borrowings	4.4	4.5	4.9

Maximum month-end outstanding amount:	Short-term	$61,897	$71,822	$256,084
	Other Borrowings	87,748	123,784	196,815

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2011, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at December 31, 2011. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at December 31, 2011. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at December 31, 2011.

As of December 31, 2011, the Company had qualifying loan and investment securities totaling approximately $540 million which could be utilized under available borrowing programs thereby increasing liquidity.

Capital Resources

Stockholders’ equity decreased $12.3 million or 4.2 percent to $277.6 million at December 31, 2011 from $289.9 million at December 31, 2010, which decreased $3.8 million or 1.3 percent from $293.7 million at December 31, 2009. The 2011 decrease resulted from cash dividends of $12.4 million and net loss of $2.1 million which was partially offset by net proceeds from exercises of stock options of $1.4 million and an increase of accumulated other comprehensive income of $0.8 million. The 2010 decrease resulted from cash dividends of $11.4 million which was partially offset by net income of $5.1 million, net proceeds from exercises of stock options of $0.8 million and an increase of accumulated other comprehensive income of $1.7 million.

HVB’s payment of dividends to the Company, the Company’s primary source of funds, is subject to limitation by federal and state regulators based on such factors as the maintenance of adequate capital, which could reduce the amount of dividends otherwise payable. See “Business — Supervision and Regulation.”

The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009 included elsewhere herein.

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

All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier 1 and Total capital. Tier 1 capital consists of common stockholders’ equity and qualifying preferred stock, less intangibles; and Total capital consists of Tier 1 capital plus the allowance for loan losses up to certain limits, preferred stock and certain subordinated and term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier 1 risk-based capital ratio of 4.0 percent. Banks and bank holding companies must also maintain a minimum leverage ratio of 4.0 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital). In today’s economic and regulatory environment, banking regulators, including the OCC, which is the primary federal regulator of the Bank, are directing greater scrutiny to banks with higher levels of commercial real estate loans. Due to the concentration of commercial real estate loans in our portfolio, we are among the banks subject to such greater regulatory scrutiny. As a result of this concentration, the level of our non-performing loans, and the potential for further possible deterioration in our loan portfolio, the OCC required HVB to maintain, since December 31, 2009, a total risk-based capital ratio of at least 12.0 percent (compared to 10.0 percent for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0 percent (compared to 6.0 percent for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0 percent (compared to 5.0 percent for a well capitalized bank). These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations.

The capital ratios at December 31, are as follows:

	2011	2010	2009
Tier 1 capital:
Company	11.3%	13.9%	13.9%
HVB	10.8%	12.8%	11.4%

Total capital:
Company	12.6%	15.2%	15.2%
HVB	12.1%	14.0%	12.7%

Leverage:
Company	8.8%	9.6%	10.2%
HVB	8.4%	8.8%	8.4%

In connection with the Company’s efforts to reduce certain asset concentrations as they relate to capital, the board has adopted a dividend policy to cap dividend payments going forward at no more than 50 percent of quarterly net income in 2012 and in future periods if commercial real estate loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively.

On a pro forma basis, assuming the aforementioned loan sales had been completed on December 31, 2011, before any reinvestment, the bank subsidiary would have recorded a total risk-based capital ratio of 15.4 percent, a Tier 1 risk-based capital ratio of 13.8 percent, a Tier 1 leverage ratio of 8.4 percent, a CRE concentration of 386 percent of risk-based capital, and classified assets of 28 percent of risk-based capital.

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

The Company’s liquid assets, at December 31, 2011, include cash and due from banks of $78.1 million and Federal funds sold of $16.4 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios provide a constant stream of maturing assets and reinvestable cash flows, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $252.9 million at December 31, 2011. This represented 49.0 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $236.5 million, or 15.0 percent of loans at December 31, 2011, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

The Bank is a member of the FHLB. As such, we are able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2011, HVB had short-term borrowing lines with the FHLB of $200 million with no balances outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

The Bank also has unsecured overnight borrowing lines totaling $70.0 million with three major financial institutions which were all unused and available at December 31, 2011. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling approximately $1.0 billion which were also unused and available at December 31, 2011. The retail certificates of deposit lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Bank’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. The Bank has been approved to participate in the BIC program. There were no amounts outstanding with the Federal Reserve at December 31, 2011.

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

As of December 31, 2011, the Company had qualifying loan and investment securities totaling approximately $540.1 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

A summary of significant long-term contractual obligations and credit commitments at December 31, 2011 follows:

	Payments Due
	Within 1 Year	After 1 Year but Within 3 Years	After 3 Year but Within 5 Years	After 5 Years	Total
Contractual Obligations: (1)
Time Deposits	$132,716	$9,565	$9,208	$112	$151,601
FHLB Borrowings	35	63	15,051	1,317	16,466
Operating lease and license obligations	4,856	9,111	8,603	10,309	32,879

Total	$137,607	$18,739	$32,862	$11,738	$200,946

Credit Commitments:
Available lines of credit	$92,313	$39,527	$2,149	$47,928	$181,917
Letters of credit	24,527	1,446	—	—	25,973

Total	$116,840	$40,973	$2,149	$47,928	$207,890

(1)	Interest not included.

FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $15.0 million of those borrowings as of various dates during 2012 and quarterly thereafter.

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

Each of the Company’s sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by general market interest rates and other unforeseen market conditions. The Company’s ability to borrow to meet liquidity demands or to do so at attractive rates is affected by its financial condition and other market conditions.

Management expects that the Company has and will have sources of liquidity to meet any expected funding needs and also to be responsive to changing interest rate markets.

Quarterly Results of Operations

Set forth below are certain quarterly results of operations for 2011 and 2010 (in thousands except for per share amounts):

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
Total interest income	$32,936	$32,586	$32,462	$30,633	$31,196	$31,537	$32,510	$33,096
Net interest income	30,739	30,038	29,614	27,468	27,537	27,253	27,680	28,186
Provision for loan losses	54,621	2,536	1,546	5,451	5,825	6,572	28,548	5,582
(Loss) income before income taxes	(38,713)	13,126	11,251	6,786	6,985	6,102	(16,322)	6,943
Net (loss) income	(22,901)	8,508	7,432	4,824	7,142	4,071	(10,955)	4,855
Basic (loss) earnings per common share	$(1.18)	$0.44	$0.38	$0.25	$0.36	$0.21	$(0.56)	$0.25
Diluted (loss) earnings per common share	$(1.18)	$0.44	$0.38	$0.25	$0.36	$0.21	$(0.56)	$0.25

1)	The significant increase in the provision for loan losses in the fourth quarter of 2011 resulted from writedowns associated with the transfer of $474 million of loans to the held-for-sale status. The credit mark established through this transfer of loans increased the fourth quarter’s provision by $48.1 million.
2)	The large fluctuation in the provision for loan losses in the second quarter of 2010 resulted primarily from a $28.5 million provision recorded, which is reflective of an increase in nonperforming assets and the Company’s decision to follow a more aggressive strategy for problem asset resolution.

Forward-Looking Statements

See “Forward-Looking Statements” in Item 1, Business for further information related to this topic.

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2011 shows the Company’s net interest income increasing moderately if rates rise and decreasing slightly if rates fall. These simulation results will be directionally consistent and somewhat elevated as the Company sells and redeploys the cash proceeds from approximately $474 million in loans classified as held-for-sale at December 31, 2011.

The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2011 and 2010.

Gradual Change in Interest Rates	Percentage Change in Estimated Net Interest Income from December 31, 2011	Percentage Change in Estimated Net Interest Income from December 31, 2010
+200 basis points	2.6%	1.3%
-100 basis points	(1.7)%	(1.6)%

Since 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and – 100 basis points scenario is within the Company’s policy limits.

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

At December 31, 2011, the “Static Gap” showed a positive cumulative gap of $355.7 million in the one day to one year repricing period, as compared to a positive cumulative gap of $271.8 million at December 31, 2010. The change in the cumulative static gap between December 31, 2011 and December 31, 2010 reflects the results of the Company’s efforts to reposition its portfolios as a result of changes in interest rates and changes to the shape of the yield curve. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes and to address conditions which may arise as a result of the current financial crisis.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Hudson Valley Holding Corp.

Yonkers, New York

We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operation, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Hudson Valley Holding Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Valley Holding Corp. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting located in Item 9A of this accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hudson Valley Holding Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

New York, New York

March 15, 2012

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

Dollars in thousands, except per share amounts

	2011	2010	2009
Interest Income:
Loans, including fees	$111,802	$107,658	$110,662
Securities:
Taxable	11,829	13,905	18,077
Exempt from Federal income taxes	4,270	5,871	7,659
Federal funds sold	95	168	100
Deposits in banks	621	737	81

Total interest income	128,617	128,339	136,579

Interest Expense:
Deposits	8,730	12,207	14,595
Securities sold under repurchase agreements and other short-term borrowings	246	271	536
Other borrowings	1,782	5,205	7,173

Total interest expense	10,758	17,683	22,304

Net Interest Income	117,859	110,656	114,275
Provision for loan losses	64,154	46,527	24,306

Net interest income after provision for loan losses	53,705	64,129	89,969

Non Interest Income:
Service charges	7,013	6,627	5,914
Investment advisory fees	10,270	9,070	7,716
Recognized impairment charge on securities available for sale (includes $1,256, $2,169 and $13,829 of total losses in 2011, 2010 and 2009, respectively, less $888 of losses, $383 of gains and $8,333 of losses on securities available for sale, recognized in other comprehensive income in 2011, 2010 and 2009, respectively)	(368)	(2,552)	(5,496)
Realized gains on securities available for sale, net	21	168	52
(Losses) on sales and revaluation of loans held for sale and other real estate owned, net	(427)	(1,974)	(251)
Other income	2,391	2,386	2,559

Total non interest income	18,900	13,725	10,494

Non Interest Expense:
Salaries and employee benefits	42,194	38,507	38,688
Occupancy	9,046	8,413	8,272
Professional services	7,399	5,175	4,447
Equipment	4,336	3,986	4,354
Business development	2,080	2,035	2,032
FDIC assessment	2,756	4,712	5,491
Other operating expenses	12,344	11,318	10,857

Total non interest expense	80,155	74,146	74,141

(Loss) Income Before Income Taxes	(7,550)	3,708	26,322
Income Taxes (Benefit)	(5,413)	(1,405)	7,310

Net (Loss) Income	($2,137)	$5,113	$19,012

Basic (Loss) Earnings Per Common Share	($0.11)	$0.26	$1.27
Diluted (Loss) Earnings Per Common Share	($0.11)	$0.26	$1.24

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2011, 2010 and 2009

Dollars in thousands

	2011	2010	2009
Net (Loss) Income	($2,137)	$5,113	$19,012
Other comprehensive income, net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	(1,256)	(2,169)	(13,829)
Losses recognized in earnings	368	2,552	5,496

Gains (losses) recognized in comprehensive income	(888)	383	(8,333)
Income tax effect	364	(157)	3,417

Unrealized holding gains (losses) on other-than-temporarily impaired securities available for sale, net of tax	(524)	226	(4,916)

Securities available for sale not other-than-temporarily impaired:
Gains arising during the year	2,348	2,365	13,596
Income tax effect	(715)	(897)	(5,546)

	1,633	1,468	8,050

Gains recognized in earnings	(21)	(168)	(52)
Income tax effect	8	67	21

	(13)	(101)	(31)

Unrealized holding gains on securities available for sale not other-than-temporarily-impaired, net of tax	1,620	1,367	8,019

Unrealized holding gain on securities, net	1,096	1,593	3,103

Accrued benefit liability adjustment	(495)	243	2,049
Income tax effect	198	(97)	(820)

	(297)	146	1,229

Other comprehensive income	799	1,739	4,332

Comprehensive (Loss) Income	($1,338)	$6,852	$23,344

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

Dollars in thousands, except per share and share amounts

	2011	2010
ASSETS
Cash and non interest earning due from banks	$43,743	$25,876
Interest earning deposits in banks	34,361	258,280
Federal funds sold	16,425	72,071
Securities available for sale, at estimated fair value (amortized cost of $503,584 in 2011 and $440,792 in 2010)	507,897	443,667
Securities held to maturity, at amortized cost (estimated fair value of $13,819 in 2011 and $17,272 in 2010)	12,905	16,267
Federal Home Loan Bank of New York (FHLB) stock	3,831	7,010
Loans (net of allowance for loan losses of $30,685 in 2011 and $38,949 in 2010)	1,541,405	1,689,187
Loans held for sale	473,814	7,811
Accrued interest and other receivables	40,405	16,396
Premises and equipment, net	25,936	28,611
Other real estate owned	1,174	11,028
Deferred income tax, net	19,822	25,043
Bank owned life insurance	37,563	25,976
Goodwill	23,842	23,842
Other intangible assets	1,651	2,454
Other assets	12,896	15,514

TOTAL ASSETS	$2,797,670	$2,669,033

LIABILITIES
Deposits:
Non interest bearing	$910,329	$756,917
Interest bearing	1,514,953	1,477,495

Total deposits	2,425,282	2,234,412
Securities sold under repurchase agreements and other short-term borrowings	53,056	36,594
Other borrowings	16,466	87,751
Accrued interest and other liabilities	25,304	20,359

TOTAL LIABILITIES	2,520,108	2,379,116

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2011 and 2010, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,516,490 and 19,432,499 shares in 2011 and 2010, respectively	4,163	3,793

Additional paid-in capital	347,764	346,750
Retained earnings (deficit)	(18,527)	(3,989)
Accumulated other comprehensive income	1,726	927
Treasury stock, at cost; 1,299,414 shares in 2011 and 2010	(57,564)	(57,564)

TOTAL STOCKHOLDERS’ EQUITY	277,562	289,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,797,670	$2,669,033

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

Dollars in thousands, except share amounts

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total

Balance at January 1, 2009	10,871,609	$2,367	($41,935)	$250,129	$2,084	($5,144)	$207,501
Net income					19,012		19,012
Sale of common stock ($25.00 per share, gross)	3,993,395	799		92,522			93,321
Grants and exercises of stock options, net of tax	30,843	6		815			821
Purchase of treasury stock	(334,703)		(15,631)				(15,631)
Sale of treasury stock	52		2				2
Ten percent stock dividend	1,455,542	291		2,831	(3,122)		—
Cash dividends ($1.05 per share)					(15,680)		(15,680)
Accrued benefit liability adjustment, net of tax						1,229	1,229
Net unrealized gain on securities available for sale, net of tax						3,103	3,103

Balance at December 31, 2009	16,016,738	3,463	(57,564)	346,297	2,294	(812)	293,678
Net income					5,113		5,113
Grants and exercises of stock options, net of tax	46,584	9		774			783
Ten percent stock dividend	1,602,586	321		(321)			—
Cash dividends ($0.59 per share)					(11,396)		(11,396)
Accrued benefit liability adjustment, net of tax						146	146
Net unrealized gain on securities available for sale, net of tax						1,593	1,593

Balance at December 31, 2010	17,665,908	3,793	(57,564)	346,750	(3,989)	927	289,917
Net loss					(2,137)		(2,137)
Grants and exercises of stock options, net of tax	80,141	16		1,368			1,384
Ten percent stock dividend	1,770,441	354		(354)			—
Cash dividends ($0.64 per share)					(12,401)		(12,401)
Accrued benefit liability adjustment						(297)	(297)
Net unrealized gain on securities available for sale, net of tax						1,096	1,096

Balance at December 31, 2011	19,516,490	$4,163	($57,564)	$347,764	($18,527)	$1,726	$277,562

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

Dollars in thousands

	2011	2010	2009
Operating Activities:
Net (Loss) Income	($2,137)	$5,113	$19,012
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	64,154	46,527	24,306
Depreciation and amortization	3,968	3,993	3,864
Recognized impairment charge on securities available for sale	368	2,552	5,496
Realized (gain) loss on security transactions net	(21)	(168)	(52)
Amortization of premiums on securities, net	3,738	2,120	624
Realized (gain) loss on sale and revaluation of OREO	(82)	1,974	251
Increase in cash value of bank owned life insurance	(1,260)	(1,191)	(1,261)
Amortization of other intangible assets	803	822	821
Stock option expense	161	160	276
Deferred taxes (benefit)	5,068	(5,237)	(9,855)
Increase (decrease) in deferred loan fees, net	(252)	(1,025)	24
Decrease (increase) in accrued interest and other receivables	(24,009)	(1,196)	1,157
Decrease (increase) in other assets	2,618	444	(11,367)
Excess tax benefits from share-based payment arrangements	(36)	(13)	(22)
Increase (decrease) in accrued interest and other liabilities	4,649	(1,854)	(3,250)

Net cash provided by operating activities	57,730	53,021	30,024

Investing Activities:
Net decrease (increase) in short term investments	55,646	(20,180)	(45,212)
Decrease in FHLB stock	3,179	1,460	12,023
Proceeds from maturities of securities available for sale	215,651	250,294	457,550
Proceeds from maturities of securities held to maturity	3,364	5,391	7,337
Proceeds from sales of securities available for sale	1,298	21,915	8,750
Purchases of securities available for sale	(284,019)	(217,009)	(325,430)
Net (increase) decrease in loans	(388,728)	5,754	(126,752)
Proceeds from sales of loans held for sale	5,506	14,053	—
Proceeds from sales of other real estate owned	11,036	6,546	3,393
Premiums paid on bank owned life insurance	(10,327)	(327)	(344)
(Increase) decrease in goodwill	—	—	(2,900)
Net purchases of premises and equipment	(1,293)	(2,221)	(3,260)

Net cash (used in) provided by Investing Activities	(388,687)	65,676	(14,845)

Financing Activities:
Proceeds from issuance of common stock and exercises of stock options	1,223	623	93,866
Proceeds from sale of treasury stock	—	—	2
Acquisition of treasury stock	—	—	(15,631)
Excess tax benefits from share-based payment arrangements	36	13	22
Net increase in deposits	190,870	61,797	333,289
Cash dividends paid	(12,401)	(11,396)	(15,680)
Repayment of other borrowings	(71,285)	(36,031)	(73,031)
Net increase (decrease) in securities sold under repurchase agreements and short-term borrowings	16,462	(16,527)	(216,464)

Net cash provided by (used in) Financing Activities	124,905	(1,521)	106,373

Increase (decrease) in Cash and Due from Banks	(206,052)	117,176	121,552

Cash and Due from Banks, beginning of period	284,156	166,980	45,428

Cash and Due from Banks, end of period	$78,104	$284,156	$166,980

Supplemental disclosures:
Interest paid	11,523	18,300	24,364
Income tax payments	12,682	6,898	15,851
Transfer from loans held for sale back to loan portfolio	2,305	—	—
Transfer to loans held for sale	473,814	21,864	—
Transfers to OREO	1,100	10,337	8,400

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly owned subsidiaries, Hudson Valley Bank N.A. and its subsidiaries (the “Bank” or “HVB”) and HVHC Risk Management Corp (“HVHC RMC”), (collectively the “Company”). The Company offers a broad range of banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals. HVB is a national banking association headquartered in Westchester County, New York. As of the date of merger, HVB has 36 branch offices, 18 in Westchester County, New York, 2 in Rockland County, New York, 10 in New York City, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut. The Company also provides investment management and broker-dealer services to its customers through its wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”), a Manhattan, New York based money management firm. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses, fair value of other real estate owned and fair value of financial instruments. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest bearing deposits in other banks (including the Federal Reserve Bank of New York).

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

Loans Held for Sale — Loan sales occur in limited circumstances as part of strategic business or regulatory compliance initiatives. Loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by expected bid prices from potential investors. Loans held for sale are segregated into pools based on distinct criteria and the lower of cost or fair value analysis is performed at the pool level. Loans are sold without recourse and servicing released. When a loan is transferred from portfolio to held for sale and the fair value is less than cost, a charge off is recorded against the allowance for loan loss. Subsequent declines in fair value, if any, are recorded as a valuation allowance and charged against earnings.

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

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans, and a formula component which addresses historical loan loss experience together with other relevant risk factors affecting the portfolio. This methodology applies to all portfolio segments.

The specific component incorporates the Company’s analysis of impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. In addition, a loan which has been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered troubled debt restructurings and are also recognized as impaired. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of an impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or, if the impairment is considered to be permanent, a partial charge-off is recorded against the allowance for loan losses. Individual measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as portions of the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.

The formula component is calculated by first applying historical loss experience factors to outstanding loans by type. The Company uses a three year average loss experience as the starting base for the formula component. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, recent charge-off and delinquency experience, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified by portfolio segment and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Loan Charge-Offs — The Company’s charge-off policy covers all loan portfolio classes. Loans are generally charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as losses by management, internal loan review and/or bank examiners. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the borrower, the principal and/or guarantors, the cost of continuing, efforts to collect, the status of any foreclosure or legal actions, the value of the collateral, and any other pertinent factors.

Income Recognition on Loans — Interest on loans is accrued monthly. Net loan origination and commitment fees are deferred and recognized as an adjustment of yield over the lives of the related loans. Loans, including impaired loans, are placed on non-accrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against interest income. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, in accordance with management’s judgment as to the collectibility of principal. Loans can be returned to accruing status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms, and when, in management’s opinion, they are estimated to be fully collectible. This methodology applies to all loan classes.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. Goodwill is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. Identifiable intangible assets are subject to impairment if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s goodwill impairment evaluations as of December 31, 2011 and December 31, 2010 did not indicate any impairment. The Company is not aware of any events or circumstances that existed with the identified intangible assets that would indicate impairment as of December 31, 2011 and December 31, 2010.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Legal fees associated with loss contingencies are included in loss contingency accruals.

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

Stock-Based Compensation — Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Compensation costs related to share based payment transactions are expensed over their respective vesting periods. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 11 “Stock-Based Compensation” herein for additional discussion.

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

Weighted average common shares outstanding used to calculate basic and diluted earnings per share were as follows:

	2011	2010	2009
Weighted average common shares:
Basic	19,462,055	19,393,895	15,009,209
Effect of stock options	—	62,075	298,465
Diluted	19,462,055	19,455,971	15,307,674

Stock options for 616,382, 323,585 and 148,455 shares of common stock were not considered in computing diluted earnings per common share for 2011, 2010 and 2009, respectively, because they were antidilutive.

In November 2011 and November 2010, the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs “which represents the convergence of the FASB’s and the IASB’s guidance on fair value measurement. ASU 2011-04 reflects the common requirements under U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning for the term “fair value.” The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public company is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public company. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition or results of operations.

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

2  Securities

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

	(000’s)
	2011				2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Classified as Available for Sale
U.S. Treasury and government agencies	—	—	—	—	$3,001	$11	—	$3,012
Mortgage-backed securities	$385,206	$8,430	$218	$393,418	303,479	6,648	$587	309,540
Obligations of states and political subdivisions	96,091	4,508	—	100,599	111,912	4,170	1	116,081
Other debt securities	12,220	—	8,888	3,332	12,329	—	7,956	4,373

Total debt securities	493,517	12,938	9,106	497,349	430,721	10,829	8,544	433,006
Mutual funds and other equity securities	10,067	617	136	10,548	10,071	706	116	10,661

Total	$503,584	$13,555	$9,242	$507,897	$440,792	$11,535	$8,660	$443,667

	(000’s)
	2011				2010
	Amortized Cost	Gross Unrecognized		Estimated Fair Value	Amortized Cost	Gross Unrecognized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Classified as Held To Maturity
Mortgage-backed securities	$7,767	$607	—	$8,374	$11,131	$700	$1	$11,830
Obligations of states and political subdivisions	5,138	307	—	5,445	5,136	306	—	5,442

Total	$12,905	$914	—	$13,819	$16,267	$1,006	$1	$17,272

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $11,654 and $2,816, respectively, at December 31, 2011 and $11,637 and $3,687, respectively, at December 31, 2010. These investments represent pooled trust preferred obligations of financial institutions. The value of these investments has been severely negatively affected by the downturn in the economy and investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at December 31, 2011 with ratings ranging from Ca to C. In light of these conditions, these investments continued to be reviewed for other-than-temporary impairment.

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

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the accounting yield of the related securities. Significant inputs to the cash flow models used in determining credit related other-than-temporary impairment losses on pooled trust preferred securities as of December 31, 2011 included the following:

Annual Prepayment	1.00%
Projected specific defaults/deferrals	33.1% - 73.6%
Projected severity of loss on specific defaults/deferrals	50.0% - 87.1%
Projected additional defaults:
Year 1	2.00%
Year 2	1.00%
Thereafter	0.25%
Projected severity of loss on additional defaults	85.00%
Present value discount rates	3 m LIBOR + 1.60% - 2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010	2009
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$9,110	$6,558	$1,062
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	368	2,248	4
Credit related impairment not previously recognized	—	304	5,492

Balance at end of period:	$9,478	$9,110	$6,558

During the year ended December 31, 2011, pretax OTTI losses of $163, $95, $67, $42 and $1, respectively, were recognized on five pooled trust preferred securities which, prior to the 2011 losses, had book values of $2,208, $5,583, $2,180, $949 and $656, respectively. During the year ended December 31, 2010, pretax OTTI losses of $2,082, $304, $151, $12 and $3, respectively, were recognized on five pooled trust preferred securities which, prior to the 2010 losses, had book values of $7,455, $2,500, $2,215, $943 and $649, respectively. The OTTI losses in 2011 and 2010 resulted from adverse changes in the expected cash flows of the pooled trust preferred securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of the current adverse economic conditions may result in further impairment charges in the future.

At December 31, 2011, securities having a stated value of approximately $365,000 were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Gross proceeds from sales of securities available for sale were $1,298, $21,915 and $8,750 in 2011, 2010 and 2009, respectively. These sales resulted in gross pretax gains of $24 and gross pretax losses of $3 in 2011, gross pretax gains of $280 and gross pretax losses of $112 in 2010, and gross pretax gains of $110 and gross pretax losses of $58 in 2009. Applicable income taxes relating to such transactions were $8, $67 and $21 in 2011, 2010, and 2009, respectively.

The Company recorded $368, $2,552 and $5,496 of pretax impairment charges on securities available-for-sale in 2011, 2010 and 2009, respectively. All of the 2011, 2010 and 2009 charges were related to the Company’s investments in pooled trust preferred securities. These charges represented approximately 3.2 percent, 18.5 percent and 33.1 percent of the book value of the related investments in 2011, 2010 and 2009, respectively. Income tax benefits applicable to impairment charges were $151, $1,051 and $2,264 in 2011, 2010 and 2009, respectively.

The following tables reflect the Company’s investments fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2011 and 2010 (in thousands):

December 31, 2011

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$41,421	$218	—	—	$41,421	$218
Obligations of states and political subdivisions	—	—	—	—	—	—
Other debt securities	460	50	$2,816	$8,838	3,276	8,888

Total debt securities	41,881	268	2,816	8,838	44,697	9,106
Mutual funds and other equity securities	—	—	92	136	92	136

Total temporarily impaired securities	$41,881	$268	$2,908	$8,974	$44,789	$9,242

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2011.

December 31, 2010

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$72,105	$587	—	—	$72,105	$587
Obligations of states and political subdivisions	461	1	—	—	461	1
Other debt securities	—	—	$4,193	$7,956	4,193	7,956

Total debt securities	72,566	588	4,193	7,956	76,759	8,544
Mutual funds and other equity securities	—	—	118	116	118	116

Total temporarily impaired securities	$72,566	$588	$4,311	$8,072	$76,877	$8,660

Classified as Held to Maturity
Mortgage-backed securities — residential	$400	$1	—	—	$400	$1

Total temporarily impaired securities	$400	$1	—	—	$400	$1

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 82 and 90 at December 31, 2011 and December 31, 2010, respectively. The Company has determined that it is more likely than not that it would not be required to sell its securities prior to maturity or to recovery of cost. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2011. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at December 31, 2011.

The contractual maturity of all debt securities held at December 31, 2011 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Within 1 year	$10,196	$10,210	—	—
After 1 year but within 5 years	41,537	43,396	$5,138	$5,445
After 5 year but within 10 years	44,414	47,049	—	—
After 10 years	12,164	3,276	—	—
Mortgage-backed securities — residential	385,206	393,418	7,767	8,374

Total	$493,517	$497,349	$12,905	$13,819

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

	2011	2010
	Contract Amount	Contract Amount
Credit commitments — variable	$155,425	$158,788
Credit commitments — fixed	26,492	36,266
Guarantees written	25,973	26,702

The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates, generally ranging from 2.16% to 16.00%. Guarantees written generally have terms up to one year.

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

	Residential Property	Commercial Property	Total
2011
Loans	$334,340	$1,044,462	$1,378,802
Credit commitments	55,347	55,308	110,655

	$389,687	$1,099,770	$1,489,457

2010
Loans	$555,816	$970,301	$1,526,117
Credit commitments	62,865	54,153	117,018

	$618,681	$1,024,454	$1,643,135

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to have no value. The Company has in the past experienced little difficulty in accessing collateral when required.

4  Loans

The loan portfolio, excluding loans held for sale, is comprised of the following:

	December 31
	2011	2010
Real Estate:
Commercial	$690,837	$796,253
Construction	110,027	174,369
Residential	514,828	467,326
Commercial & Industrial	218,500	245,263
Individuals & lease financing	41,760	49,040

Total loans	1,575,952	1,732,251
Deferred loan fees	(3,862)	(4,115)
Allowance for loan losses	(30,685)	(38,949)

Loans, net	$1,541,405	$1,689,187

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

Risk characteristics of the Company’s portfolio segments include the following:

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

Lease Financing and Other Loans — The Company originates lease financing transactions which are primarily conducted with businesses, professionals and not-for-profit organizations and provide financing principally for office equipment, telephone systems, computer systems, energy saving improvements and other special use equipment. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, and management’s inability to effectively manage the business. The Company also offers installment loans and reserve lines of credit to individuals. Repayment of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place an emphasis on originating these types of loans.

A summary of the activity in the allowance for loan losses follows:

	December 31,
	2011	2010	2009
Balance, beginning of year	$38,949	$38,645	$22,537
Add (deduct):
Provision for loan losses	64,154	46,527	24,306
Recoveries on loans previously charged-off	5,818	2,416	1,301
Charge-offs	(78,236)	(48,639)	(9,499)

Balance, end of year	$30,685	$38,949	$38,645

The following table presents the allowance for loan losses by portfolio segment for the year ended December 31, 2011:

	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of year	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Charge-offs	(78,236)	(39,168)	(10,026)	(22,692)	(6,225)	(125)
Recoveries	5,818	1,424	622	2,571	992	209

Net (Charge-offs) Recoveries	(72,418)	(37,744)	(9,404)	(20,121)	(5,233)	84
Provision for loan losses	64,154	33,784	8,734	18,363	3,593	(320)

Net change during the year	(8,264)	(3,960)	(670)	(1,758)	(1,640)	(236)

Balance at end of year	$30,685	$12,776	$6,470	$8,093	$2,650	$696

In 2011, approximately $60,200 of net charge-offs and $48,100 of the provision for loan losses were directly related to the transfer of loans to the held for sale status.

Impaired loans and the recorded investment in loans at December 31, 2011 and 2010 were as follows:

	December 31, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$31,877	$30,762	—	$22,714	$21,166	—
Construction	2,690	1,723	—	16,985	11,868	—
Residential	4,599	3,824	—	11,476	7,223	—
Commercial & industrial	8,560	7,803	—	5,543	4,538	—
Lease financing & other	—	—	—	651	393	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Construction	3,758	3,758	$2,374	3,821	3,821	$850
Residential	—	—	—	521	521	17
Commercial & industrial	—	—	—	25	25	25
Lease financing & other	—	—	—	—	—	—

Total loans	$51,484	$47,870	$2,374	$61,736	$49,555	$892

The Company is not committed to extend any additional credit to borrowers whose loans are classified as TDRs.

Impaired loans as of December 31, 2011 and 2010 included $28,526 and $17,236, respectively, of loans considered to be TDRs. The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan. The Company classifies all loans considered to be troubled debt restructurings (“TDRs”) as impaired.

The following tables present the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the years ended December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Average Recorded Investment	Interest Income
Loans:
Commercial Real Estate:
Owner occupied	$18,826	858
Non owner occupied	15,733	56
Construction:
Commercial	8,870	—
Residential	5,460	—
Residential:
Multifamily	3,830	28
1-4 family	4,594	36
Home equity	3,249	—
Commercial & industrial	7,311	—
Other:
Lease financing and other	269	—
Overdrafts	—	—

Total	$68,142	978

	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Year ended December 31, 2010:
Average recorded investment in impaired loans	$64,390	$26,661	$19,091	$14,860	$2,235	$1,543

Interest Income recognized during impairment	$201	$201	—	—	—	—

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method for the years ended December 31, 2011 and 2010:

	December 31, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$28,311	$12,776	$4,096	$8,093	$2,650	$696
Individually evaluated for impairment	2,374	—	2,374	—	—	—

Total ending balance of allowance	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,528,082	$660,075	$104,546	$511,004	$210,697	$41,760
Individually evaluated for impairment	47,870	30,762	5,481	3,824	7,803	—

Total ending balance of loans	$1,575,952	$690,837	$110,027	$514,828	$218,500	$41,760

	December 31, 2010
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$38,057	$16,736	$6,290	$9,834	$4,265	$932
Individually evaluated for impairment	892	—	850	17	25	—

Total ending balance of allowance	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,682,696	$775,087	$158,680	$459,582	$240,700	$48,647
Individually evaluated for impairment	49,555	21,166	15,689	7,744	4,563	393

Total ending balance of loans	$1,732,251	$796,253	$174,369	$467,326	$245,263	$49,040

Non-accrual loans at December 31, 2011, 2010 and 2009 are summarized as follows:

	2011	2010	2009
Total Non-Accrual Loans	$29,892	$43,684	$50,590
Interest income that would have been recorded under the original contract terms	1,072	4,346	3,032

There was no income recorded on non-accrual loans during the years ended December 31, 2011, 2010 and 2009.

The following table presents the recorded investments in non-accrual loans and loans past due 90 days and still accruing by class of loans as of December 31:

	2011		2010
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing
Loans:
Commercial Real Estate:
Owner occupied	$3,856	—	$1,942	$292
Non owner occupied	9,356	—	13,353	—
Construction:
Commercial	5,481	—	4,477	1,323
Residential	—	—	11,212	—
Residential:
Multifamily	—	—	1,437	—
1-4 family	1,470	—	4,649	—
Home equity	1,926	—	1,658	10
Commercial & industrial	7,803	—	4,563	—
Other:
Lease financing and other	—	—	393	—
Overdrafts	—	—	—	—

Total	$29,892	—	$43,684	$1,625

The following tables present the aging of loans (including past due and non accrual loans) as of December 31, 2011 and 2010 by class of loans:

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$243,862	$1,801	—	$3,489	$5,290	$238,572
Non owner occupied	446,975	1,917	—	5,108	7,025	439,950
Construction:
Commercial	56,933	—	—	4,883	4,883	52,050
Residential	53,094	900	—	—	900	52,194
Residential:
Multifamily	227,595	—	—	—	—	227,595
1-4 family	174,714	—	—	1,470	1,470	173,244
Home equity	112,519	—	$97	1,926	2,023	110,496
Commercial & industrial	218,500	197	50	4,403	4,650	213,850
Other:
Lease financing and other	39,898	1	10	—	11	39,887
Overdrafts	1,862	—	—	—	—	1,862

Total	$1,575,952	$4,816	$157	$21,279	$26,252	$1,549,700

	December 31, 2010
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$317,926	$100	$3,204	$2,234	$5,538	$312,388
Non owner occupied	478,327	4,199	7,014	8,899	20,112	458,215
Construction:
Commercial	104,466	—	2,913	5,799	8,712	95,754
Residential	69,903	—	3,821	7,390	11,211	58,692
Residential:
Multifamily	152,295	1,160	1,132	1,437	3,729	148,566
1-4 family	187,728	1,096	2,064	4,211	7,371	180,357
Home equity	127,303	721	1,240	1,657	3,618	123,685
Commercial & industrial	245,263	2,258	738	2,414	5,410	239,853
Other:
Lease financing and other	45,096	219	70	323	612	44,484
Overdrafts	3,944	—	—	—	—	3,944

Total	$1,732,251	$9,753	$22,196	$34,364	$66,313	$1,665,938

Loans made directly or indirectly to executive officers, directors or principal stockholders were approximately $45,116 and $37,681 at December 31, 2011 and 2010, respectively. During 2011, new loans granted to these individuals totaled $9,138 and payments and decreases due to changes in board composition totaled $1,704.

During the year ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans:
Commercial Real Estate:
Owner occupied	5	$11,674	$11,611
Non owner occupied	3	6,806	6,785
Construction:
Commercial	2	4,883	4,883
Residential	—	—	—
Residential:
Multifamily	1	1,371	1,371
1-4 family	2	1,223	822
Home equity	—	—	—
Commercial & industrial	3	3,086	3,053
Other:
Lease financing and other	—	—	—
Overdrafts	—	—	—

Total	16	$29,043	$28,525

At December 31, 2011, seven TDR’s with carrying amounts of $18.0 million were on accrual status and performing in accordance with their modified terms. All other TDR’s at December 31, 2011 were on nonaccrual status. The troubled debt restructurings described above resulted in charge offs of $0.9 million during the year ended December 31, 2011.

For the year ended December 31, 2011, there were no troubled debt restructurings in which there were payment defaults within twelve months following the modification. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

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

The following tables present the risk category by class of loans as of December 31, 2011 and 2010 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed:

	December 31, 2011
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$243,862	$177,921	$32,144	$33,797	—
Non owner occupied	446,975	422,402	14,924	9,649	—
Construction:
Commercial	56,933	42,641	5,382	8,910	—
Residential	53,094	38,956	7,274	6,864	—
Residential:
Multifamily	227,595	226,224	—	1,371	—
1-4 family	90,033	72,594	15,109	2,330	—
Home equity	2,174	—	—	2,174	—
Commercial & Industrial	218,500	204,305	5,410	8,785	—
Other:
Lease Financing & Other	38,441	37,619	523	299	—

Total loans	$1,377,607	$1,222,662	$80,766	$74,179	—

	December 31, 2010
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$317,926	$247,210	$25,164	$45,552	—
Non owner occupied	478,327	406,949	42,552	25,826	$3,000
Construction:
Commercial	104,466	79,861	5,426	19,179	—
Residential	69,903	48,777	—	21,126	—
Residential:
Multifamily	152,295	139,725	2,620	9,950	—
1-4 family	91,761	67,401	12,342	12,018	—
Home equity	12,135	6,715	249	5,171	—
Commercial & Industrial	245,262	218,088	11,559	15,615	—
Other:
Lease Financing & Other	43,570	41,502	332	1,736	—

Total loans	$1,515,645	$1,256,228	$100,244	$156,173	$3,000

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is payment history.

The following tables present the delinquency categories by class of loans as of December 31, 2011 and 2010 for loans evaluated for risk in groups of homogeneous loans:

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$84,681	—	—	—	—	$84,681
Home equity	110,345	—	$97	—	$97	110,248
Other:
Other loans	1,457	$1	10	—	11	1,446
Overdrafts	1,862	—	—	—	—	1,862

Total loans	$198,345	$1	$107	—	$108	$198,237

	December 31, 2010
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$95,968	$1,090	$413	—	$1,503	$94,465
Home equity	115,167	342	—	—	342	114,825
Other:
Other loans	1,527	—	—	—	—	1,527
Overdrafts	3,944	—	—	—	—	3,944

Total loans	$216,606	$1,432	$413	—	$1,845	$214,761

Loans Held for Sale

In the fourth quarter of 2011, management transferred $473,814 of loans to the held-for-sale category. This transfer was done in contemplation of bulk loan sales designed to reduce both classified loans and the Company’s overall concentration in commercial real estate loans. These loan sales are expected to be completed during the first and second quarters of 2012. During 2010, the Company transferred $21,864 of nonperforming loans to the held-for-sale category. This transfer was part of the Company’s implementation of a more aggressive workout strategy in reaction to the severity of the then economic crisis. The Company sold $14,053 of these loans in the fourth quarter of 2010. The remaining $7,811 were either returned to the portfolio or sold in 2011.

5  Premises and Equipment

A summary of premises and equipment follows:

	December 31
	2011	2010
Land	$2,589	$2,589
Buildings	23,320	22,869
Leasehold improvements	11,652	12,590
Furniture, fixtures and equipment	19,330	18,189
Automobiles	879	838

Total	57,770	57,075
Less: accumulated depreciation and amortization	(31,834)	(28,464)

Premises and equipment, net	$25,936	$28,611

Depreciation and amortization expense totaled $3,968, $3,993 and $3,864 in 2011, 2010 and 2009, respectively.

6  Goodwill and Other Intangible Assets

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31, 2011 and 2010:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deposit Premium	$3,907	$3,348	$3,907	$2,791
Customer Relationships	2,470	1,378	2,470	1,188
Employment Related	516	516	516	460

Total	$6,893	$5,242	$6,893	$4,439

Intangible assets amortization expense was $803 for 2011 and $822 for 2010 and 2009. The estimated annual intangible assets amortization expense in each of the five years subsequent to December 31, 2011 is as follows:

Year	Amount
2012	$748
2013	190
2014	190
2015	190
2016	190

The carrying amount of goodwill was $23,842 at December 31, 2011 and 2010. There were no changes in the carrying amount of goodwill in 2011 and 2010. Cumulative deferred tax on goodwill deductible for tax purposes was $3,202 and $2,446 at December 31, 2011 and 2010, respectively.

7  Deposits

The following table presents a summary of deposits at December 31:

	(000’s)
	2011	2010
Demand deposits	$910,329	$756,917
Money market accounts	963,390	862,450
Savings accounts	114,371	120,238
Time deposits of $100,000 or more	110,967	144,497
Time deposits of less than $100,000	40,634	43,851
Checking with interest	285,591	306,459

Total Deposits	$2,425,282	$2,234,412

The Company had no brokered deposits at December 31, 2011 or 2010.

At December 31, 2011 and 2010, certificates of deposits, including other time deposits of $100,000 or more, totalled $151,601 and $188,348, respectively.

Scheduled maturities of time deposits for the next five years were as follows:

Year	Amount
2012	$132,716
2013	6,418
2014	3,147
2015	3,659
2016	5,549

8  Borrowings

The Company’s borrowings with original maturities of one year or less totaled $53,057 and $35,594 at December 31, 2011 and 2010, respectively. Such short-term borrowings consisted of $53,057 of customer repurchase agreements at December 31, 2011 and $35,129 of customer repurchase agreements and note options on Treasury, tax and loan of $465 at December 31, 2010. Other borrowings totaled $16,465 and $87,751 at December 31, 2011 and 2010, respectively, which consisted of fixed rate borrowings of $15,000 and $66,451 from the FHLB with initial stated maturities of five or ten years and one to four year call options and non callable FHLB borrowings of $1,300 and $21,300 at December 31, 2011 and 2010, respectively. The callable borrowing of $15,000 from FHLB matures in 2016. The FHLB has the right to call this borrowing at various dates in 2012 and quarterly thereafter. A non callable borrowing of $1,300 matures in 2027. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

Interest expense on all borrowings totaled $2,028, $5,476 and $7,709 in 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, these borrowings were collateralized by loans and securities with an estimated fair value of $447,209 and $267,000, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years:

		(000’s except percentages)
		2011	2010	2009
Average balance:	Short-term	$49,678	$56,899	$101,818
	Other Borrowings	40,184	109,349	153,799

Weighted average interest rate (for the year):	Short-term	0.5%	0.5%	0.5%
	Other Borrowings	4.4	4.8	4.7

Weighted average interest rate (at year end):	Short-term	0.3%	0.3%	0.2%
	Other Borrowings	4.4	4.5	4.9

Maximum month-end outstanding amount:	Short-term	$61,897	$71,822	$256,084
	Other Borrowings	87,748	123,784	196,815

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2011, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at December 31, 2011. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at December 31, 2011. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at December 31, 2011.

As of December 31, 2011, the Company had qualifying loan and investment securities totaling approximately $540 million which could be utilized under available borrowing programs thereby increasing liquidity.

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

9  Income Taxes

A reconciliation of the income tax provision and the amount computed using the federal statutory rate is as follows:

	Years Ended December 31
	2011		2010		2009
Income tax at statutory rate	$(2,643)	35.0%	$1,298	35.0%	$9,213	35.0%
State and local income tax, net of Federal benefit	(3)	0.1	(85)	(2.3)	977	3.7
Tax-exempt interest income, net	(1,873)	24.8	(2,307)	(62.2)	(2,566)	(9.7)
Non-deductible expenses and other	(894)	11.8	(311)	(8.4)	(314)	(1.2)

Provision (benefit) for income taxes	$(5,413)	71.7%	$(1,405)	(37.9%)	$7,310	27.8%

The components of the provision for income taxes (benefit) are as follows:

	Years Ended December 31
	2011	2010	2009
Federal:
Current	$(11,167)	$2,771	$13,543
Deferred	5,759	(4,046)	(7,736)

State and Local:
Current	678	994	3,622
Deferred	(683)	(1,124)	(2,119)

Total	$(5,413)	$(1,405)	$7,310

The tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
Allowance for loan losses	$14,033	—	$20,348	—
Supplemental pension benefit	4,394	—	4,073	—
Other-than-temporary impairment of investments	3,904	—	3,753	—
State net operating loss carryforward	1,407	—	—	—
Other	574	—	312	—
Interest on non-accrual loans	682	—	1,232	—
Accrued benefit liability	799	—	601	—
Deferred compensation	253	—	264	—
Share based compensation costs	130	—	134	—
Intangible assets	—	$3,307	—	$2,902
Property and equipment	—	1,657	—	1,725
Securities available for sale	—	1,390	—	1,047

Total	$26,176	$6,354	$30,717	$5,674

Net deferred tax asset	$19,822		$25,043

In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for years after 2007. The Company is currently undergoing an audit by New York State 2005 through 2008. This audit has not yet been completed, however, no significant issues have as yet been raised and the Company does not expect material adjustments.

The Company has performed an evaluation of its tax positions and has concluded that as of December 31, 2011, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the years ended December 31, 2011 and 2010.

10  Regulatory Capital Requirements

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

Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In today’s economic and regulatory environment, banking regulators, including the OCC, which is the primary federal regulator of the Bank, are directing greater scrutiny to banks with concentrations of commercial real estate loans. Due to the concentration of commercial real estate loans in our portfolio, we are among the banks subject to such greater regulatory scrutiny. As a result of this concentration, the level of our non-performing loans, and the potential for further deterioration in our loan portfolio, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0 percent (compared to 10.0 percent for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0 percent (compared to 6.0 percent for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0 percent (compared to 5.0 percent for a well capitalized bank.) These capital requirements are in excess of “well capitalized” levels generally applicable to banks under current regulations. The Company has continuously met these requirements.

The following summarizes the capital requirements and capital position at December 31, 2011 and 2010:

Capital Ratios:	Actual		Minimum for Capital Adequacy		Minimum to be Well Capitalized Under Prompt Corrective Action		Enhanced Capitalized Requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
HVB Only:
As of December 31, 2011:
Total Capital (To Risk Weighted Assets)	$266,432	12.1%	$176,313	8.0%	$220,391	10.0%	$264,469	12.0%
Tier 1 Capital (To Risk Weighted Assets)	238,843	10.8%	88,156	4.0%	132,235	6.0%	220,391	10.0%
Tier 1 Cap ital (To Average Assets)	238,843	8.4%	113,439	4.0%	141,798	5.0%	226,877	8.0%

As of December 31, 2010:
Total Capital (To Risk Weighted Assets)	$264,574	14.0%	$150,768	8.0%	$188,460	10.0%	$226,152	12.0%
Tier 1 Capital (To Risk Weighted Assets)	240,834	12.8%	75,384	4.0%	113,076	6.0%	188,460	10.0%
Tier 1 Capital (To Average Assets)	240,834	8.8%	109,191	4.0%	136,489	5.0%	218,383	8.0%

Consolidated:
As of December 31, 2011:
Total Capital (To Risk Weighted Assets)	$277,301	12.6%	$176,303	8.0%
Tier 1 Capital (To Risk Weighted Assets)	249,713	11.3%	88,151	4.0%
Tier 1 Capital (To Average Assets)	249,713	8.8%	113,567	4.0%

As of December 31, 2010:
Total Capital (To Risk Weighted Assets)	$286,144	15.2%	$150,810	8.0%
Tier 1 Capital (To Risk Weighted Assets)	262,389	13.9%	75,405	4.0%
Tier 1 Capital (To Average Assets)	262,389	9.6%	109,277	4.0%

Management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In addition, pursuant to Rule 15c3-1 of the Securities and Exchange Commission, ARS as a broker-dealer is required to maintain minimum “net capital” as defined under such rule. As of December 31, 2011 ARS exceeded its minimum capital requirement.

Stock Dividend

In November 2011 and November 2010 the Board of Directors of the Company declared 10 percent stock dividends. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

11  Stock-Based Compensation

In accordance with the provisions of the Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, approved by the Company’s stockholders on May 27, 2010, the Company may grant eligible employees, including directors, consultants and advisors, incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other types of awards. The 2010 Plan provides for the issuance of up to 1,331,000 shares of the Company’s common stock. Prior to the 2010 Plan, the Company had stock option plans that provided for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Under the prior plans, options were granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant, vested over various periods ranging from immediate to five years from date of grant, and had expiration dates up to ten years from the date of grant. The Company estimates that more than 90% of options granted under the prior plans will vest. Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Compensation costs related to share based payment transactions are expensed over their respective vesting periods. There were no stock-based compensation awards granted under either the 2010 Plan or the prior plans during the year ended December 31, 2011.

The following table summarizes stock option activity for 2011. Shares and per share amounts have been adjusted to reflect the effect of the 10% stock dividend in 2011.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) ($000’s)	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2010	769,730	$21.76
Granted	0	—
Exercised	(92,966)	14.48
Cancelled or Expired	(51,508)	22.14

Outstanding at December 31, 2011	625,256	22.81	$1,253	2.5

Exercisable at December 31, 2011	616,382	22.62	$1,253	2.5

Available for future grant	1,331,000

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on changes in the market value of the Company’s stock.

The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2011:

	Exercise Price		Number of Options	Weighted Average
				Remaining Life (years)	Exercise Price
	$13.80	$18.21	218,043	1.9	$16.94
	18.21	23.70	207,948	3.3	20.62
	23.77	41.82	199,265	2.3	31.54

Total Options Outstanding	13.80	41.82	625,256	2.5	22.81
Exercisable	13.80	41.82	616,382	2.5	22.62
Not Exercisable	35.33	41.82	8,874	1.3	35.96

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 8,874 nonvested options with a weighted average exercise price of $35.96 and 45,566 nonvested options with a weighted average exercise price of $32.81 outstanding at December 31, 2011 and 2010, respectively. During 2011, 34,129 options with a weighted average exercise price of $31.79 vested, and 2,563 options with a weighted average exercise price of $35.56 were forfeited. There were no stock options granted in the years ended December 31, 2011 and 2010.

Compensation expense of $125, $148 and $254 related to the Company’s stock option plans was included in net income for the years ended December 30, 2011, 2010 and 2009, respectively. The total tax benefit related thereto was $5, $6 and $8, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $68 at December 31, 2011. This expense is expected to be recognized over a weighted-average period of 1.0 years. Cash received from option exercises was $1,223, $623 and $545 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company’s available for sale securities at December 31, 2011 and 2010 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these securities. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments — See Note 2 “Securities” for further discussion of pooled trust preferred securities.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	—	—	—
Mortgage-backed securities — residential	—	$393,418	—	$393,418
Obligations of states and political subdivisions	—	100,599	—	100,599
Other debt securities	—	516	$2,816	3,332
Mutual funds and other equity securities	—	10,548	—	10,548

Total assets at fair value	—	$505,081	$2,816	$507,897

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$1,410	$1,410
Construction	—	—	3,107	3,107
Residential	—	—	1,529	1,529
Commercial & Industrial	—	—	2,145	2,145
Other	—	—	—	—
Loans held for sale (2)	—	—	473,814	473,814
Other real estate owned (3)	—	—	1,174	1,174

Total assets at fair value	—	—	$483,179	$483,179

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2011 was $10,565 for which a specific allowance of $2,374 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.
(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.
(3)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2011 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$3,012	—	$3,012
Mortgage-backed securities — residential	—	309,540	—	309,540
Obligations of states and political subdivisions	—	116,081	—	116,081
Other debt securities	—	686	$3,687	4,373
Mutual funds and other equity securities	—	10,661	—	10,661

Total assets at fair value	—	$439,980	$3,687	$443,667

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$2,805	$2,805
Construction	—	—	10,806	10,806
Residential	—	—	3,373	3,373
Commercial & Industrial	—	—	1,420	1,420
Other	—	—	190	190
Loans held for sale (2)	—	—	7,811	7,811
Other real estate owned (3)	—	—	11,028	11,028

Total assets at fair value	—	—	$37,433	$37,433

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2010 was $19,486 for which a specific allowance of $892 has been established within the allowance for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.
(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.
(3)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2010 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

	Level 3 Assets Measured on a Recurring
	Basis For the Year Ended December 31
	2011	2010
	(000’s)
Balance at beginning of period	$3,687	$3,938
Transfers into (out of) Level 3	388	367
Net unrealized gain (loss) included in other comprehensive income (1)	(888)	1,934
Principal payments	(3)	—
Recognized impairment charge included in the statement of income (2)	(368)	(2,552)

Balance at end of period	$2,816	$3,687

(1)	Reported under “Unrealized (loss) gain on securities available for sale arising during the period”
(2)	Reported under “Recognized impairment charge on securities available for sale, net”

13  Benefit Plans

The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs charged to current operations included 5.0 percent and 2.5 percent, respectively, of each participants earnings in 2011 and 2009. There were no pension costs accrued in 2010. Pension costs charged to operating expenses totaled $1,265 and $387 in 2011 and 2009, respectively.

The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Company matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $168, $170 and $170 in 2011, 2010 and 2009, respectively.

The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s stock.

Additional retirement benefits are provided to certain officers and directors of HVB pursuant to unfunded supplemental plans. Costs for the supplemental pension plans totaled $1,397, $1,299 and $2,123 in 2011, 2010 and 2009, respectively. The Company uses a December 31 measurement date for the supplemental plans and makes contributions to the plans only as benefit payments become due. In the fourth quarter of 2010, one employee was added to the officers’ supplemental plan resulting in an additional $24 of expense for the year. Also during 2010, two directors included in the directors’ supplemental retirement plan elected to retire. In accordance with the terms of the plan, one retiring director began receiving monthly benefits beginning in June 2010 and the other elected a lump sum payment which was paid in December 2010.

The following tables set forth the status of the Company’s supplemental plans as of December 31:

	2011	2010	2009
Change in benefit obligation :
Benefit obligation at beginning of year	$11,413	$11,161	$11,754
Service cost	429	296	1,006
Interest cost	638	596	560
Amendments	—	—	(1,155)
Actuarial (gain) loss	819	164	(336)
Benefits paid	(612)	(803)	(668)

Benefit obligation at end of year	$12,687	$11,414	$11,161

Change in plan assets:
Fair value of plan assets at beginning of year
Actual return on assets	—	—	—
Employer contribution	612	803	668
Benefits paid	(612)	(803)	(668)

Fair value of plan assets at end of year	—	—	—

Funded status at year end	$(12,687)	$(11,414)	$(11,161)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2011	2010
Net actuarial loss	$2,447	$2,184
Prior service cost	(449)	(681)

	$1,998	$1,503

The accumulated benefit obligation was $11,999 and $10,658 at December 31, 2011 and 2010, respectively.

The following table consists of the weighted average assumptions and components of net periodic benefit cost and other amounts recognized in other comprehensive income for the years indicated:

	2011	2010
Weighted Average Assumptions:
Discount rate	4.50%	5.25%
Expected return on plan assets	—	—
Rate of compensation increase	3.00%	3.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$429	$296
Interest cost	638	596
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of prior service cost	(233)	(191)
Amortization of net loss	557	598

Net periodic benefit cost	$1,391	$1,299

Net (gain) loss	262	(434)
Amortization of prior service cost	233	191

Total recognized in other comprehensive income	495	(243)

Total recognized in net periodic benefit cost and other comprehensive income	$1,886	$1,056

The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are $706 and $(232).

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefit
2012	$813
2013	1,110
2014	1,088
2015	1,088
2016	947
Years 2017-2021	5,275

14  Commitments, Contingent Liabilities and Other Disclosures

The Company is obligated under leases for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows:

Year	Amount
2012	$4,856
2013	4,629
2014	4,482
2015	4,444
2016	4,159
Thereafter	10,309

Total minimum future payments	$32,879

Rent expense for premises and equipment was $4,254, $3,533 and $3,462 in 2011, 2010 and 2009, respectively.

The Securities and Exchange Commission (the “SEC”) is currently conducting an investigation of the Company’s wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (ARS), relating to its compliance with certain regulatory provisions of the Investment Advisers Act of 1940. The investigation resulted from a routine examination of ARS’s investment advisory business and relates to the Company’s brokerage practices and policies and disclosure about such practices. The Company is in discussions with the staff of the SEC to settle this matter and has made accruals for such resolution as of December 31, 2011. At this stage in the investigation, it is reasonably possible the outcome could differ from the accrual that has been made. Management is unable to reasonably estimate the range of possible additional loss, if any, at this time, which could be material.

Other than the matter discussed above, in the ordinary course of business, the Company is party to various outstanding commitments, legal proceedings and other contingent liabilities which are not reflected in the consolidated balance sheets. None of these matters, in the opinion of management, will have a material effect on the Company’s consolidated financial position or results of operations.

Cash Reserve Requirements

HVB is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled $12,821 at December 31, 2011.

Restrictions on Funds Transfers

There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under federal law, the approval of the primary regulator is required if dividends declared by a bank in any year exceed the net profits of that year, as defined, combined with the retained net profits for the two preceding years. Under applicable banking statutes, at December 31, 2011, the Bank had no additional dividends that could have been paid to the Company.

In connection with the Company’s efforts to reduce certain asset concentrations as they relate to capital, the board has adopted a dividend policy to cap dividend payments going forward at no more than 50 percent of quarterly net income in 2012 and in future periods if commercial real estate loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively.

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

The Company operates only in the U.S. domestic market, primarily in the New York metropolitan area. For the years ended December 31, 2011, 2010 and 2009, there is no customer that accounted for more than 10% of the Company’s revenue.

16  Fair Value of Financial Instruments

The “Financial Instruments” topic of the FASB Accounting Standards Codification requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2011 and 2010 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at December 31, 2011 and 2010 were as follows:

	December 31
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in millions)
Assets:
Financial assets for which carrying value approximates fair value	$94.5	$94.5	$356.2	$356.2
Held to maturity securities and accrued interest	13.0	13.9	16.3	17.3
FHLB Stock	3.8	N/A	7.0	N/A
Loans and accrued interest	1,571.3	1,609.2	1,717.8	1,759.8

Liabilities:
Deposits with no stated maturity and accrued interest	2,274.7	2,274.7	2,047.4	2,047.4
Time deposits and accrued interest	151.7	152.1	188.5	188.9
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	53.1	53.1	36.6	36.6
Other borrowings and accrued interest	16.6	14.0	88.2	85.6

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

Securities sold under repurchase agreements and other short-term borrowings and accrued interest —The estimated fair value of these instruments approximate carrying amount because of their short maturities and variable rates. Accrued interest is stated at its carrying amount which approximates fair value.

Other borrowings and accrued interest — The fair value of callable FHLB advances was estimated by discounting projected cash flows at the reporting date using the rate applicable to the projected call date option. Accrued interest is stated at its carrying amount which approximates fair value.

17  Condensed Financial Information of Hudson Valley Holding Corp.

(Parent Company Only)

Condensed Balance Sheets

December 31, 2011 and 2010

Dollars in thousands

	2011	2010
Assets
Due from banks	$8,133	$19,895
Investment in subsidiaries	268,927	269,469
Equity securities	1,027	1,133
Other assets	26	29

Total Assets	$278,113	$290,526

Liabilities and Stockholders’ Equity
Other liabilities	$551	$609
Stockholders’ equity	277,562	289,917

Total Liabilities and Stockholders’ Equity	$278,113	$290,526

Condensed Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

Dollars in thousands

	2011	2010	2009
Dividends from subsidiaries	$5	$7	$24,354
Dividends from equity securities	76	77	78
Other income	2	—	—
Operating expenses	699	720	243

(Loss) Income before equity in undistributed earnings of subsidiaries	(616)	(636)	24,189
Equity in undistributed earnings of subsidiaries	(1,521)	5,749	(5,177)

Net (Loss) Income	($2,137)	$5,113	$19,012

Condensed Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

Dollars in thousands

	2011	2010	2009
Operating Activities:
Net (loss) income	($2,137)	$5,113	$19,012
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	1,521	(5,749)	5,177
Increase (decrease) in other liabilities	25	(119)	118
(Increase) decrease in other assets	3	43	48
Other changes, net	—	1	11

Net cash (used in) provided by operating activities	(588)	(711)	24,366

Investing Activities:
Additional investment in subsidiaries	—	(15,350)	(44,000)
Proceeds from sales of equity securities	4	22	—
Purchases of equity securities	—	—	(3)

Net cash provided (used) by investing activities	4	(15,328)	(44,003)

Financing Activities:
Proceeds from issuance of common stock and exercises of stock options	1,223	623	93,868
Net acquisition/sale of treasury stock	—	—	(15,631)
Cash dividends paid	(12,401)	(11,396)	(15,680)

Net cash (used in) used in financing activities	(11,178)	(10,773)	62,557

Increase (decrease) in Cash and Due from Banks	(11,762)	(26,812)	42,920
Cash and due from banks, beginning of period	19,895	46,707	3,787

Cash and due from banks, end of year	$8,133	$19,895	$46,707

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2011, there has not been any change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting. That report is included under the heading, Report of Independent Registered Public Accounting Firm.

ITEM 9B. OTHER	INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for the Board of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Outstanding Equity Awards at Fiscal Year End” and “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm Fees” in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Balance Sheets at December 31, 2011 and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3. Exhibits Required by Securities and Exchange Commission Regulation S-K:

Number	Exhibit Title

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (2)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp. (3)

4.1	Specimen of Common Stock Certificate (1)

10.1	Hudson Valley Bank Amended and Restated Directors Retirement Plan Effective December 31, 2008*(7)

10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan of 1995* (1)

10.3	Form of Amendment No. 1 to Hudson Valley Bank Restated and Amended Supplemental Retirement Plan of 1995* (5)

10.4	Hudson Valley Bank Supplemental Retirement Plan of 1997* (1)

10.5	Form of Amendment No. 1 to Hudson Valley Bank Supplemental Retirement Plan of 1997* (5)

10.6	Form of Amendment No. 2 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997* (5)

10.7	Form of Amendment No. 3 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997* (5)

10.8	Amended and Restated 2002 Stock Option Plan* (4)

10.9	Specimen Non-Statutory Stock Option Agreement* (1)

10.10	Specimen Incentive Stock Option Agreement* (7)

Number	Exhibit Title
10.11	Consulting Agreement Between the Company and Director John A. Pratt, Jr.* (1)

10.12	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, as amended February 28, 2012* (7)

10.13	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of agreement with regard to Restricted stock awards to directors (7)

10.14	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of agreement with regard to Restricted stock awards to employees (7)

10.15	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of agreement with regard to Restricted stock awards to consultants and advisors (7)

11	Statements re: Computation of Per Share Earnings (7)

12	Computation of Ratios of Earnings to Fixed Charges (7)

14	Code of Ethics for Directors, Officers and Employees (6)

21	Subsidiaries of the Company (7)

23.1	Consent of Crowe Horwath LLP (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (8)

*	Management contract and compensatory plan or arrangement
(1)	Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2007
(2)	Incorporated herein by reference in this document to the Form 10-Q filed October 20, 2009
(3)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010
(4)	Incorporated herein by reference in this document to the Form 10-K filed on March 16, 2009
(5)	Incorporated herein by reference in this document to the Form 10-K filed on March 16, 2010
(6)	Incorporated herein by reference in this document to the Form 8-K filed on July 27, 2011
(7)	Filed herewith
(8)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or section 34(b) of the Investment Company Act of 1940, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 15, 2012

By:	/s/ JAMES J. LANDY
James J. Landy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2012 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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