Form 10-Q
period 2012-03-31
HUDSON VALLEY HOLDING CORP
filed 2012-05-10
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common stock, par value $0.20 per share	19,630,389

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended Mar 31
	2012	2011
Interest Income:
Loans, including fees	$28,915	$26,332
Securities:
Taxable	3,313	2,950
Exempt from Federal income taxes	986	1,161
Federal funds sold	8	26
Deposits in banks	56	164

Total interest income	33,278	30,633

Interest Expense:
Deposits	1,750	2,274
Securities sold under repurchase agreements and other short-term borrowings	51	47
Other borrowings	181	844

Total interest expense	1,982	3,165

Net Interest Income	31,296	27,468
Provision for loan losses	1,359	5,451

Net interest income after provision for loan losses	29,937	22,017

Non Interest Income:
Service charges	1,867	2,040
Investment advisory fees	2,398	2,606
Recognized impairment charge on securities available for sale (includes $500 and $773 of total losses in 2012 and 2011, respectively, less $22 and $612 of losses on securities available for sale, recognized in other comprehensive income in 2012 and 2011, respectively)	(478)	(161)
Gains on sales and revaluation of loans held for sale and other real estate owned, net	15,935	127
Other income	632	607

Total non interest income	20,354	5,219

Non Interest Expense:
Salaries and employee benefits	10,818	10,818
Occupancy	2,232	2,345
Professional services	1,867	1,453
Equipment	1,068	1,010
Business development	517	506
FDIC assessment	628	1,111
Other operating expenses	3,746	3,207

Total non interest expense	20,876	20,450

Income Before Income Taxes	29,415	6,786
Income Taxes	11,402	1,962

Net Income	$18,013	$4,824

Basic Earnings Per Common Share	$0.92	$0.25
Diluted Earnings Per Common Share	$0.92	$0.25

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended Mar 31
	2012	2011
Net Income	$18,013	$4,824

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	(500)	(773)
Losses recognized in earnings	478	161

Gains (losses) recognized in comprehensive income	(22)	(612)
Income tax effect	9	251

Unrealized holding gains (losses) on other-than-temporarily impaired
securities available for sale, net of tax	(13)	(361)

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(2,381)	(2,533)
Income tax effect	791	989

	(1,590)	(1,544)

Gains (losses) recognized in earnings	—	—
Income tax effect	—	—

	—	—

Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily-impaired , net of tax	(1,590)	(1,544)

Unrealized holding gains (losses) on securities, net	(1,603)	(1,905)

Accrued benefit liability adjustment	144	81
Income tax effect	(58)	(32)

	86	49

Other comprehensive loss	(1,517)	(1,856)

Comprehensive Income	$16,496	$2,968

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	Mar 31 2012	Dec 31 2011
ASSETS
Cash and non interest earning due from banks	$44,906	$43,743
Interest earning deposits in banks	522,837	34,361
Federal funds sold	11,878	16,425
Securities available for sale, at estimated fair value (amortized cost of $446,117 in 2012 and $503,584 in 2011)	448,028	507,897
Securities held to maturity, at amortized cost (estimated fair value of $13,010 in 2012 and $13,819 in 2011)	12,160	12,905
Federal Home Loan Bank of New York (FHLB) stock	3,831	3,831
Loans (net of allowance for loan losses of $31,856 in 2012 and $30,685 in 2011)	1,609,199	1,541,405
Loans held for sale	2,532	473,814
Accrued interest and other receivables	29,165	40,405
Premises and equipment, net	25,622	25,936
Other real estate owned	1,174	1,174
Deferred income tax, net	19,793	19,822
Bank owned life insurance	38,126	37,563
Goodwill	23,842	23,842
Other intangible assets	1,464	1,651
Other assets	10,719	12,896

TOTAL ASSETS	$2,805,276	$2,797,670

LIABILITIES
Deposits:
Non interest bearing	$935,501	$910,329
Interest bearing	1,488,400	1,514,953

Total deposits	2,423,901	2,425,282
Securities sold under repurchase agreements and other short-term borrowings	46,337	53,056
Other borrowings	16,457	16,466
Accrued interest and other liabilities	27,697	25,304

TOTAL LIABILITIES	2,514,392	2,520,108

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2012 and 2011, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,629,981 and 19,516,490 shares in 2012 and 2011, respectively	4,186	4,163
Additional paid-in capital	348,083	347,764
Retained earnings (deficit)	(4,030)	(18,527)
Accumulated other comprehensive income	209	1,726
Treasury stock, at cost; 1,299,414 shares in 2012 and 2011	(57,564)	(57,564)

TOTAL STOCKHOLDERS’ EQUITY	290,884	277,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,805,276	$2,797,670

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2012 and 2011

Dollars in thousands, except share amounts

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2012	19,516,490	$4,163	$(57,564)	$347,764	$(18,527)	$1,726	$277,562
Net income					18,013		18,013
Stock option expense and exercises of stock options, net of tax	13,064	3		210			213
Restricted stock awards	100,427	20		109			129
Cash dividends ($0.18 per share)					(3,516)		(3,516)
Accrued benefit liability adjustment						86	86
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						(1,590)	(1,590)
Other-than-temporarily impaired (includes $500 of total losses less $478 of losses recognized in earnings, net of $9 tax)						(13)	(13)

Balance at March 31, 2012	19,629,981	$4,186	$(57,564)	$348,083	$(4,030)	$209	$290,884

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2011	17,665,908	$3,793	$(57,564)	$346,750	$(3,989)	$927	$289,917
Net income					4,824		4,824
Stock option expense and exercises of stock options, net of tax	20,155	4		416			420
Cash dividends ($0.14 per share)					(2,651)		(2,651)
Accrued benefit liability adjustment						49	49
Net unrealized gain on securities available for sale:
Not other-than-temporarily impaired						(1,544)	(1,544)
Other-than-temporarily impaired (includes $773 of total losses less $161 of losses recognized in earnings, net of $251 tax)						(361)	(361)

Balance at March 31, 2011	17,686,063	$3,797	$(57,564)	$347,166	$(1,816)	$(929)	$290,654

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	For the Three Months Ended Mar 31
	2012	2011
Operating Activities:
Net Income	$18,013	$4,824
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,359	5,451
Depreciation and amortization	962	1,001
Recognized impairment charge on securities available for sale	478	161
Amortization of premiums on securities, net	607	666
Realized (gain) loss on sale and revaluation of OREO	—	(127)
Increase in cash value of bank owned life insurance	(354)	(267)
Amortization of other intangible assets	187	206
Stock option expense	12	47
Realized (gain) on sale of loans held-for-sale	(15,935)	—
Deferred taxes (benefit)	772	(647)
(Decrease) increase in deferred loan fees, net	(158)	72
Decrease in accrued interest and other receivables	11,240	1,238
Decrease in other assets	2,177	1,086
Excess tax benefits from share-based payment arrangements	—	(7)
Increase in accrued interest and other liabilities	2,437	2,724

Net cash provided by operating activities	21,797	16,428

Investing Activities:
Net decrease in short term investments	4,547	32,560
Decrease in FHLB stock	—	1,632
Proceeds from maturities of securities available for sale	60,137	52,516
Proceeds from maturities of securities held to maturity	745	1,015
Purchases of securities available for sale	(3,527)	(46,510)
Net increase in loans	(68,996)	(88,710)
Proceeds from sales of loans held for sale	487,217	—
Proceeds from sales of other real estate owned	—	6,345
Premiums paid on bank owned life insurance	(209)	(259)
Net purchases of premises and equipment	(648)	377

Net cash provided by (used in) Investing Activities	479,266	(41,034)

Financing Activities:
Proceeds from issuance of common stock and exercises of stock options	201	373
Excess tax benefits from share-based payment arrangements	—	7
Net (decrease) increase in deposits	(1,381)	9,201
Cash dividends paid	(3,516)	(2,651)
Repayment of other borrowings	(9)	(36,259)
Net (decrease) increase in securities sold under repurchase agreements and short-term borrowings	(6,719)	9,886

Net cash used in Financing Activities	(11,424)	(19,443)

Increase (decrease) in Cash and Due from Banks	489,639	(44,049)

Cash and Due from Banks, beginning of period	78,104	284,156

Cash and Due from Banks, end of period	$567,743	$240,107

Supplemental disclosures:
Interest paid	2,312	3,537
Income tax payments	19	60
Transfer from loans held for sale back to loan portfolio	—	2,305

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

The Company provides both investment management and brokerage services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a Manhattan, New York based money management firm.

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

2.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2012 and December 31, 2011 and the results of its operations, comprehensive income, cash flows and changes in stockholders’ equity for the three month period ended March 31, 2012. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest bearing deposits in other banks (including the Federal Reserve Bank of New York).

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

Loans Held for Sale – Loan sales occur in limited circumstances as part of strategic business or regulatory compliance initiatives. Loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by expected bid prices from potential investors. Loans held for sale are segregated into pools based on distinct criteria and the lower of cost or fair value analysis is performed at the pool level. Loans are sold without recourse and servicing released. When a loan is transferred from portfolio to held for sale and the fair value is less than cost, a charge off is recorded against the allowance for loan loss. Subsequent declines in fair value, if any, are recorded as a valuation allowance and charged against earnings.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Loan Charge-Offs – The Company’s charge-off policy covers all loan portfolio classes. Loans are generally charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as losses by management, internal loan review and/or bank examiners. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the borrower, the principal and/or guarantors, the cost of continuing, efforts to collect, the status of any foreclosure or legal actions, the value of the collateral, and any other pertinent factors.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. Goodwill is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. Identifiable intangible assets are subject to impairment if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s goodwill impairment evaluations as of December 31, 2011 did not indicate any impairment. The Company is not aware of any events or circumstances that existed with the identified intangible assets that would indicate impairment as of March 31, 2012.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Legal fees associated with loss contingencies are included in loss contingency accruals.

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period the change is enacted.

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

Earnings per Common Share — Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting solely of stock options, had been issued.

Disclosures About Segments of an Enterprise and Related Information — Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment, “Community Banking.”

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

3.    Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Classified as Available for Sale
U.S. Treasury and government agencies	—	—	—	—
Mortgage-backed securities — residential	$329,741	$7,100	$721	$336,120
Obligations of states and political subdivisions	94,517	3,940	—	98,457
Other debt securities	11,792	1	8,860	2,933

Total debt securities	436,050	11,041	9,581	437,510
Mutual funds and other equity securities	10,067	571	120	10,518

Total	$446,117	$11,612	$9,701	$448,028

	Amortized Cost	Gross Unrecognized		Estimated Fair Value
		Gains	Losses
Classified as Held To Maturity
Mortgage-backed securities — residential	$7,022	$571	—	$7,593
Obligations of states and political subdivisions	5,138	279	—	5,417

Total	$12,160	$850	—	$13,010

December 31, 2011

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Classified as Available for Sale
U.S. Treasury and government agencies	—	—	—	—
Mortgage-backed securities — residential	$385,206	$8,430	$218	$393,418
Obligations of states and political subdivisions	96,091	4,508	—	100,599
Other debt securities	12,220	—	8,888	3,332

Total debt securities	493,517	12,938	9,106	497,349
Mutual funds and other equity securities	10,067	617	136	10,548

Total	$503,584	$13,555	$9,242	$507,897

	Amortized Cost	Gross Unrecognized		Estimated Fair Value
		Gains	Losses
Classified as Held To Maturity
Mortgage-backed securities — residential	$7,767	$607	—	$8,374
Obligations of states and political subdivisions	5,138	307	—	5,445

Total	$12,905	$914	—	$13,819

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $11,282 and $2,422, respectively, at March 31, 2012. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at March 31, 2012 with ratings ranging from Ca to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model include known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities. Significant inputs to the cash flow models used in determining credit related other-than-temporary impairment losses on pooled trust preferred securities as of March 31, 2012 included the following:

Annual Prepayment	1.00%
Projected specific defaults/deferrals	33.1% - 74.4%
Projected severity of loss on specific defaults/deferrals	55.8% - 86.8%
Projected additional defaults:
Year 1	2.00%
Year 2	1.00%
Thereafter	0.25%
Projected severity of loss on additional defaults	85.00%
Present value discount rates	3m LIBOR + 1.60% -2.25%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred obligations are probabilities of specific-issuer defaults and deferrals and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$9,478	$9,110
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	478	161
Credit related impairment not previously recognized	—	—

Balance at end of period:	$9,956	$9,271

During the three month period ended March 31, 2012, pretax OTTI losses of $2, $25, $3, $447 and $1, respectively, were recognized on five pooled trust preferred securities which prior to the 2012 charges had book values of $2,088, $5,696, $919, $2,228 and $662, respectively. These OTTI losses resulted from adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

At March 31, 2012 and December 31, 2011, securities having a stated value of approximately $348,000 and $365,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$58,040	$714	$3,015	$7	$61,055	$721
Obligations of states and political subdivisions	—	—	—	—	—	—
Other debt securities	—	—	$2,422	$8,860	2,422	8,860

Total debt securities	58,040	714	5,437	8,867	63,477	9,581
Mutual funds and other equity securities	—	—	104	120	104	120

Total temporarily impaired securities	$58,040	$714	$5,541	$8,987	$63,581	$9,701

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2012.

December 31, 2011

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	—	—	—	—	—	—
Mortgage-backed securities — residential	$41,421	$218	—	—	$41,421	$218
Obligations of states and political subdivisions	—	—	—	—	—	—
Other debt securities	460	50	$2,816	$8,838	3,276	8,888

Total debt securities	41,881	268	2,816	8,838	44,697	9,106
Mutual funds and other equity securities	—	—	92	136	92	136

Total temporarily impaired securities	$41,881	$268	$2,908	$8,974	$44,789	$9,242

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2011.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 85 and 82, respectively, at March 31, 2012 and December 31, 2011. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at

March 31, 2012. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at March 31, 2012.

The contractual maturity of all debt securities held at March 31, 2012 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Within 1 year	$10,394	$10,402	—	—
After 1 year but within 5 years	42,288	44,023	$5,138	$5,417
After 5 year but within 10 years	41,835	44,033	—	—
After 10 years	11,792	2,932	—	—
Mortgage-backed securities — residential	329,741	336,120	7,022	7,593

Total	$436,050	$437,510	$12,160	$13,010

4.    Loans

The loan portfolio, excluding loans held for sale, is comprised of the following:

	March 31 2012	December 31 2011
Real Estate:
Commercial	$705,603	$690,837
Construction	106,698	110,027
Residential	568,472	514,828
Commercial & Industrial	222,485	218,500
Individuals & lease financing	41,503	41,760

Total loans	1,644,761	1,575,952
Deferred loan fees	(3,706)	(3,862)
Allowance for loan losses	(31,856)	(30,685)

Loans, net	$1,609,199	$1,541,405

In March 2012, the Company purchased $65,795 of adjustable rate residential loans as a partial redeployment of loan sales completed during the first quarter of 2012.

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

The following table presents the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Charge-offs	(1,125)	(398)	—	(558)	(125)	(44)
Recoveries	937	298	1	534	89	15

Net Charge-offs	(188)	(100)	1	(24)	(36)	(29)
Provision for loan losses	1,359	373	97	717	147	25

Net change during the period	1,171	273	98	693	111	(4)

Balance at end of period	$31,856	$13,049	$6,568	$8,786	$2,761	$692

	Three Months Ended March 31, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Charge-offs	(5,255)	(156)	(736)	(2,195)	(2,168)	—
Recoveries	1,142	238	139	554	205	6

Net Charge-offs	(4,113)	82	(597)	(1,641)	(1,963)	6
Provision for loan losses	5,451	(145)	587	2,749	2,288	(28)

Net change during the period	1,338	(63)	(10)	1,108	325	(22)

Balance at end of period	$40,287	$16,673	$7,130	$10,959	$4,615	$910

Impaired loans and the recorded investment in impaired loans as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$30,159	$28,647	—	$31,877	$30,762	—
Construction	753	590	—	2,690	1,723	—
Residential	5,653	4,879	—	4,599	3,824	—
Commercial & industrial	8,487	7,730	—	8,560	7,803	—
Lease financing & other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Construction	3,726	3,726	$2,241	3,758	3,758	$2,374
Residential	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Lease financing & other	—	—	—	—	—	—

Total loans	$48,778	$45,572	$2,241	$51,484	$47,870	$2,374

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan. The Company made no additional allocations of specific reserves during the three month period ended March 31, 2012. Specific reserves of $2,241 and $2,374 were allocated to impaired loans as of March 31, 2012 and December 31, 2011, respectively. Impaired loans as of March 31, 2012 and December 31, 2011 included $27,020 and $28,256, respectively, of loans considered to be troubled debt restructurings (“TDRs”). There were no additional loan modifications classified as TDRs during the three month period ended March 31, 2012. The Company is not committed to extend any additional credit to borrowers whose loans are classified as TDRs. For the three month period ended March 31, 2012, seven TDRs with carrying amounts of $17,713 were on accrual status and performing in accordance with their modified terms. All other TDRs for the three month period ended March 31, 2012 were on nonaccrual status. The TDRs described above resulted in no charge offs for the three month period ended March 31, 2012. For the three month period ended March 31, 2012, there were no TDRs in which there were payment defaults within twelve months following the modification. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the three month periods ended March 31, 2012 and 2011 (in thousands):

	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Loans:
Commercial Real Estate:
Owner occupied	$20,700	$178	$6,067	$14
Non owner occupied	9,005	—	17,207	45
Construction:
Commercial	4,897	—	9,279	—
Residential	—	—	6,052	—
Residential:
Multifamily	672	—	3,433	—
1-4 family	1,904	9	4,871	—
Home equity	1,776	—	2,441	—
Commercial & industrial	7,767	—	5,188	—
Other:
Lease financing and other	—	—	391	—
Overdrafts	—	—	—	—

Total	$46,721	$187	$54,929	$59

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $303 and $836, respectively, for the three month periods ended March 31, 2012 and 2011.

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$29,615	$13,049	$4,327	$8,786	$2,761	$692
Individually evaluated for impairment	2,241	—	2,241	—	—	—

Total ending balance of allowance	$31,856	$13,049	$6,568	$8,786	$2,761	$692

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,599,189	$676,956	$102,382	$563,593	$214,755	$41,503
Individually evaluated for impairment	45,572	28,647	4,316	4,879	7,730	—

Total ending balance of loans	$1,644,761	$705,603	$106,698	$568,472	$222,485	$41,503

	December 31, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$28,311	$12,776	$4,096	$8,093	$2,650	$696
Individually evaluated for impairment	2,374	—	2,374	—	—	—

Total ending balance of allowance	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,528,082	$660,075	$104,546	$511,004	$210,697	$41,760
Individually evaluated for impairment	47,870	30,762	5,481	3,824	7,803	—

Total ending balance of loans	$1,575,952	$690,837	$110,027	$514,828	$218,500	$41,760

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing
Loans:
Commercial Real Estate:
Owner occupied	$6,268	—	$3,856	—
Non owner occupied	5,104	—	9,356	—
Construction:
Commercial	4,317	—	5,481	—
Residential	—	—	—	—
Residential:
Multifamily	1,344	—	—	—
1-4 family	1,470	—	1,470	—
Home equity	1,626	—	1,926	—
Commercial & industrial	7,730	—	7,803	—
Other:
Lease financing and other	—	—	—	—
Overdrafts	—	—	—	—

Total	$27,859	—	$29,892	—

The following table presents the aging of loans (including past due and non-accrual loans) as of March 31, 2012 and December 31, 2011 by class of loans (in thousands):

	March 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$256,668	$3,128	$368	$3,086	$6,582	$250,086
Non owner occupied	448,935	1,910	—	5,104	7,014	441,921
Construction:
Commercial	56,003	—	—	4,316	4,316	51,687
Residential	50,695	—	—	—	—	50,695
Residential:
Multifamily	225,428	—	1,344	—	1,344	224,084
1-4 family	231,970	3,952	607	1,470	6,029	225,941
Home equity	111,074	119	—	1,626	1,745	109,329
Commercial & industrial	222,485	6,265	269	4,348	10,882	211,603
Other:
Lease financing and other	40,666	195	2	—	197	40,469
Overdrafts	837	—	—	—	—	837

Total	$1,644,761	$15,569	$2,590	$19,950	$38,109	$1,606,652

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$243,862	$1,801	—	$3,489	$5,290	$238,572
Non owner occupied	446,975	1,917	—	5,108	7,025	439,950
Construction:
Commercial	56,933	—	—	4,883	4,883	52,050
Residential	53,094	900	—	—	900	52,194
Residential:
Multifamily	227,595	—	—	—	—	227,595
1-4 family	174,714	—	—	1,470	1,470	173,244
Home equity	112,519	—	$97	1,926	2,023	110,496
Commercial & industrial	218,500	197	50	4,403	4,650	213,850
Other:
Lease financing and other	39,898	1	10	—	11	39,887
Overdrafts	1,862	—	—	—	—	1,862

Total	$1,575,952	$4,816	$157	$21,279	$26,252	$1,549,700

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: value of underlying collateral, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes non-homogeneous loans individually and classifies them as to credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention — Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the asset or in the institution’s credit position at some future date.

Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

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

The following table presents the risk category by class of loans as of March 31, 2012 and December 31, 2011 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed (in thousands):

	March 31, 2012
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$256,668	$191,805	$24,457	$40,406	—
Non owner occupied	448,935	428,996	13,199	6,740	—
Construction:
Commercial	56,003	42,510	5,748	7,745	—
Residential	50,695	37,305	8,052	5,338	—
Residential:
Multifamily	225,428	224,084	—	1,344	—
1-4 family	88,219	71,178	15,081	1,960	—
Home equity	1,825	—	—	1,825	—
Commercial & Industrial	222,485	209,448	4,266	8,771	—
Other:
Lease Financing & Other	39,214	38,525	422	267	—

Total loans	$1,389,472	$1,243,851	$71,225	$74,396	—

	December 31, 2011
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$243,862	$177,921	$32,144	$33,797	—
Non owner occupied	446,975	422,402	14,924	9,649	—
Construction:
Commercial	56,933	42,641	5,382	8,910	—
Residential	53,094	38,956	7,274	6,864	—
Residential:
Multifamily	227,595	226,224	—	1,371	—
1-4 family	90,033	72,594	15,109	2,330	—
Home equity	2,174	—	—	2,174	—
Commercial & Industrial	218,500	204,305	5,410	8,785	—
Other:
Lease Financing & Other	38,441	37,619	523	299	—

Total loans	$1,377,607	$1,222,662	$80,766	$74,179	—

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents the delinquency categories by class of loans as of March 31, 2012 and December 31, 2011 for loans evaluated for risk in groups of homogeneous loans (in thousands):

	March 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$143,751	$607	—	—	$607	$143,144
Home equity	109,249	119	—	—	119	109,130
Other:
Other loans	1,452	—	$2	—	2	1,450
Overdrafts	837	—	—	—	—	837

Total loans	$255,289	$726	$2	—	$728	$254,561

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$84,681	—	—	—	—	$84,681
Home equity	110,345	—	$97	—	$97	110,248
Other:
Other loans	1,457	$1	10	—	11	1,446
Overdrafts	1,862	—	—	—	—	1,862

Total loans	$198,345	$1	$107	—	$108	$198,237

Loans Held for Sale

On February 1, 2012, the Company announced plans to sell a total of $474 million in performing and non-performing loans in two tranches by mid-2012, as a significant step toward reducing the Bank’s concentrations of commercial real estate loans and classified assets. These loans were transferred to loans held-for-sale at December 31, 2011 and the sales were completed in March 2012.

The first tranche included $200 million in performing and non-performing loans. The carrying value of these commercial real estate loans was reduced by $60 million at December 31, 2011. These loans were primarily commercial real estate credits, including classified assets totaling $53 million net of the market value adjustment. The recorded sales price, net of broker fees and expenses, exceeded the carrying value of this portfolio, resulting in a pre-tax gain of approximately $7.9 million.

The second tranche included $274 million in performing, non-classified multifamily loans. No market value adjustment was recorded when this portfolio was transferred to held-for-sale at December 31, 2011, as they were expected to be sold at or above par value. The sale of these loans in March 2012 resulted in a pre-tax gain of approximately $8.0 million.

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended March 31
	2012	2011
	(000’s except share data)
Numerator:
Net income (loss) available to common shareholders for basic and diluted earnings per share	$18,013	$4,824
Denominator:
Denominator for basic earnings per common share — weighted average shares	19,538,334	19,446,409
Effect of diluted securities:
Stock options	19,762	71,454

Denominator for diluted earnings per common share — adjusted weighted average shares	19,558,096	19,517,863

Basic earnings per common share	$0.92	$0.25
Diluted earnings per common share	$0.92	$0.25
Dividends declared per share	$0.18	$0.14

In November 2011, the Company declared a 10% stock dividend. Share and per share amounts for 2011 have been retroactively restated to reflect the issuance of the additional shares.

6.    Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (in thousands).

	Three Months Ended Mar 31
	2012	2011
Service cost	$110	$95
Interest cost	153	147
Amortization of prior service cost	(58)	(58)
Amortization of net loss	168	139

Net periodic pension cost	$373	$323

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2011 Annual Report on Form 10-K that it expected to contribute $813 to the unfunded defined benefit plans during 2012. For the three month period ended March 31, 2012, the Company contributed $153 to these plans.

7.    Stock-Based Compensation

In accordance with the provisions of the Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, approved by the Company’s shareholders on May 27, 2010, the Company may grant eligible employees incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other types of awards. Directors, consultants and other advisors may also be granted awards under the 2010 Plan. The 2010 Plan provides for the issuance of up to 1,331,000 shares of the

Company’s common stock. Prior to the 2010 Plan, the Company had stock option plans that provided for the granting of options to directors, officers, eligible employees, and certain advisors, based upon eligibility as determined by the Compensation Committee. Under the prior plans, options were granted for the purchase of shares of the Company’s common stock at an exercise price not less than the market value of the stock on the date of grant, vested over various periods ranging from immediate to five years from date of grant, and had expiration dates up to ten years from the date of grant.

Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock-based payments are expensed over their respective vesting periods.

The following table summarizes stock-based compensation activity for the three month period ended March 31, 2012:

Prior Option Plans:	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value(1) ($000’s)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	625,256	$22.81
Granted	—	—
Exercised	(4,655)	16.48
Cancelled or Expired	(8,979)	24.67

Outstanding at March 31, 2012	611,622	22.83	$40	2.3

Exercisable at March 31, 2012	602,748	22.64	$40	2.3

2010 Omnibus Incentive Plan:
Available for grant at December 31, 2011	1,331,000
Restricted stock awards	(100,427)	$16.66

Available for future grant	1,230,573

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on changes in the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the three month period ended March 31, 2012 or the year ended December 31, 2011. There were 8,874 nonvested stock options with an average exercise price of $35.96 at March 31, 2012 and December 31, 2011. All of these options are expected to vest in the fourth quarter of 2012. The restricted stock awards during the three month period ended March 31, 2012 were the initial awards under the 2010 Plan. Of the 100,427 shares granted, 7,543 vested during the period and the remaining 92,884 shares were not vested.

Net compensation expense of $12 and $40 related to the Company’s stock option plans was included in net income for the three month periods ended March 31, 2012 and 2011, respectively. The total tax effect related thereto was $(2) and $(1), respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $39 at March 31, 2012. This expense is expected to be recognized over a remaining weighted average period of 0.8 years.

8.    Fair Value

Fair Value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

Investment Securities - The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges, if available (Level 1), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input. The Company’s available for sale securities at March 31, 2012 and December 31, 2011 included several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these instruments. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments. The fair values of Level 3 investment securities are determined by the Controller and Investment Officer who report to the Chief Financial Officer. See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Impaired Loans – At the time a loan is considered impaired, it is valued at lower of cost or fair value. Impaired loans carried at fair value generally are partially charged off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value in commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and the income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining value. Non real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned (“OREO”) — Real estate properties acquired through loan foreclosure are recorded at estimated fair value, net of estimated selling costs, at time of foreclosure establishing a new cost basis. Fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs used in determining fair value.

Loans Held for Sale - Loans held for sale are carried at lower of cost or fair value. The fair value of loans held for sale is determined using average bid indicators from third parties expected to participate in the loan sales, in some cases adjusted for specific attributes of that loan or other observable market data. Such bids and adjustments often vary significantly and typically result in Level 3 classification of the inputs used in determining fair value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012 (dollars in thousands):

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
Impaired loans	$6,726	Sales comparison and income based appraisals	Discount for dated appraisal	0% - 20%
		Sales comparison and income based appraisals	Discount for costs to sell	0% - 30%
Loans held for sale	$2,532	Third party bids	Bids from interested third parties	42% -65%
Other real estate owned	$1,174	Sales comparison and income based appraisals	Discount for costs to sell	30%

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	—	—	—
Mortgage-backed securities —residential	—	$336,120	—	$336,120
Obligations of states and political subdivisions	—	98,457	—	98,457
Other debt securities	—	511	$2,422	2,933
Mutual funds and other equity securities	—	10,518	—	10,518

Total assets at fair value	—	$445,606	$2,422	$448,028

Measured on a non-recurring basis:
Impaired loans:(1)
Commercial Real Estate	—	—	$1,012	$1,012
Construction	—	—	2,076	2,076
Residential	—	—	1,529	1,529
Commercial & Industrial	—	—	2,109	2,109
Other	—	—	—	—
Loans held for sale	—	—	2,532	2,532
Other real estate owned	—	—	1,174	1,174

Total assets at fair value	—	—	$10,432	$10,432

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	—	—	—
Mortgage-backed securities — residential	—	$393,418	—	$393,418
Obligations of states and political subdivisions	—	100,599	—	100,599
Other debt securities	—	516	$2,816	3,332
Mutual funds and other equity securities	—	10,548	—	10,548

Total assets at fair value	—	$505,081	$2,816	$507,897

Measured on a non-recurring basis:
Impaired loans:(1)
Commercial Real Estate	—	—	$1,410	$1,410
Construction	—	—	3,107	3,107
Residential	—	—	1,529	1,529
Commercial & Industrial	—	—	2,145	2,145
Other	—	—	—	—
Loans held for sale	—	—	473,814	473,814
Other real estate owned	—	—	1,174	1,174

Total assets at fair value	—	—	$483,179	$483,179

(1)	The recorded investments in impaired loans subject to fair value reporting on March 31, 2012 and December 31, 2011 were $8,967 and $10,565, respectively, for which specific allowances of $ 2,241 and $2,374, respectively, had been established within the allowance for loan losses.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2012 and 2011:

	Level 3 Assets Measured on a Recurring
	For the Three Months Ended March 31
	2012	2011
	(000’s)
Balance at beginning of period	$2,816	$3,687
Transfers into (out of) Level 3	106	102
Net unrealized gain (loss) included in other comprehensive income	(22)	(612)
Principal payments	—	—
Recognized impairment charge included in the statement of income	(478)	(161)

Balance at end of period	$2,422	$3,016

9.	Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2012 and December 31, 2011 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at March 31, 2012 was as follows:

		Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$579.6	$579.6	$579.6	—	—
Held to maturity securities and accrued interest	12.2	13.0	—	13.0	—
FHLB Stock	3.8	N/A	—	—	—
Loans and accrued interest	1,640.9	1,680.6	—	—	1,680.6

Liabilities:
Deposits with no stated maturity and accrued interest	2,282.0	2,282.0	2,282.0	—	—
Time deposits and accrued interest	142.7	143.0	—	143.0	—
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	46.3	46.3	46.3	—	—
Other borrowings and accrued interest	16.6	14.0	—	14.0	—

	December 31
	2011
	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Financial assets for which carrying value approximates fair value	$94.5	$94.5
Held to maturity securities and accrued interest	13.0	13.9
FHLB Stock	3.8	N/A
Loans and accrued interest	1,571.3	1,609.2

Liabilities:
Deposits with no stated maturity and accrued interest	2,274.7	2,274.7
Time deposits and accrued interest	151.7	152.1
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	53.1	53.1
Other borrowings and accrued interest	16.6	14.0

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

Loans and accrued interest — The fair value of loans was estimated by discounting projected cash flows at the reporting date using current rates for similar loans. Accrued interest is stated at its carrying amount which approximates fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs “which represents the convergence of the FASB’s and the IASB’s guidance on fair value measurement. ASU 2011-04 reflects the common requirements under U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning for the term “fair value.” The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public company is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public company. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” the provisions of which allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” the provisions of which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for ASU 2011-08 become effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

Other — Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2012 and December 31, 2011, and the consolidated results of operations for the three month periods ended March 31, 2012 and March 31, 2011. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2011 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2011 Annual Report on Form 10-K.

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

The Company recorded net income for the three month period ended March 31, 2012 of $18.0 million or $0.92 per diluted share, an increase of $13.2 million compared to net income of $4.8 million or $0.25 per diluted share for the same period in the prior year. Per share amounts for the 2011 periods have been adjusted to reflect the effects of the 10 percent stock dividend issued in December 2011.

The increases in earnings resulted primarily from pretax gain of $15.9 million resulting from the successful completion of $474 million of loan sales announced in the first quarter of 2012 as part of the Company’s efforts to reduce the levels of nonperforming and other classified loans, and also to reduce the overall concentration in commercial real estate loans. In addition, there was a decrease of $4.1 million in the provision for loan losses which totaled $1.4 million for the three month period ended March 31, 2012, compared to $5.5 million for the same period in the prior year. The 2012 provision is significantly lower than in 2011, however, the provisions in both 2012 and 2011 are reflective of continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality. In addition to the gains on the loan sales, income from the first quarter of 2012 was higher, compared to the same period in the prior year, as a result of higher net interest income, partially offset by higher impairment charges on securities available for sale and slightly higher non interest expenses.

Total loans, excluding loans held for sale, increased $68.8 million during the three month period ended March 31, 2012 compared to the prior year end. This increase resulted primarily from the purchase of adjustable rate residential loans, which were purchased as partial redeployment of proceeds from sales of loans held for sale. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets (including nonperforming loans held for sale) decreased to $29.0 million at March 31, 2012, compared to $58.9 million at December 31, 2011. The Company recognized $0.2 million of net charge-offs during the three month period ended March 31, 2012. Overall asset quality, however, continued to be adversely affected by the current state of the economy and the real estate market, which has resulted in the continuation of elevated levels of delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans. The Company continues to reevaluate each problem loan and make a determination of net realizable value based on management’s estimation of the most probable outcome considering the individual characteristics of each asset against the likelihood of resolution with the current borrower, expectations for resolution through the court system, or other available market opportunities including consideration of additional loan sales.

Total deposits decreased $1.4 million during the three month period ended March 31, 2012, compared to the prior year end. The Company continued to experience slight growth in new customers both in existing branches and new branches added during the last few years. This growth was offset by planned reductions in certain deposit balances, primarily higher cost municipal demand deposits.

The Company’s short-term liquidity increased significantly during the first quarter of 2012 primarily as a result of not fully redeploying the proceeds of the aforementioned loan sales. The loan sales were completed during the last few days of the first quarter of 2012 and, as a result, had little impact on the quarter’s net interest margin, which increased to 4.75 percent, compared to 4.39 percent for the same period in the prior year. The 2012 increase was primarily the result of reinvestment of 2011 excess liquidity into loans, primarily local market multi-family loans. Prior to the loan sales, this reinvestment had significantly offset margin compression resulting from interest rates continuing at historically low levels. The Company expects net interest margin compression in future quarters due to maturing loans and investments being reinvested at lower interest rates and until full redeployment of the proceeds from the recent loan sales can be completed in a manner consistent with both the company’s risk management policies and the requirements of the Office of the Controller of the Currency (OCC). Regardless of the timing of the aforementioned redeployment, if interest rates continue at current levels, we expect that additional downward pressure on net interest margin will continue.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $3.7 million or 13.2 percent to $31.8 million for the three month period ended March 31, 2012, compared to $28.1 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.5 million for the three month period ended March 31, 2012, compared to $0.6 million for the same period in the prior year.

The Company’s non interest income was $20.4 million for the three month period ended March 31, 2012, compared to $5.2 million for the same period in the prior year. The increase resulted primarily from the $15.9 million pretax gain on sales of loans, partially offset by decreases in investment advisory fees and service charges and an increase in pre-tax impairment charges on securities available for sale. Advisory fee income decreased by $0.2 million primarily as a result of the effects of continued fluctuation in both domestic and international equity markets. Service charges decreased slightly due to decreased activity. Pre-tax impairment charges on securities available for sale were $0.5 million for the three month period ended March 31, 2012 and $0.2 million for the same period in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities.

Non interest expense was $20.9 million for the three month period ended March 31, 2012. This represented an increase of $0.4 million or 2.0 percent, compared to $20.5 million for the same period in the prior year. The increase in non interest expense resulted primarily from an additional provision of $1.3 million related to the previously announced ongoing investigations by the Securities and Exchange Commission (SEC) relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. Based on ongoing discussions with the SEC, the Company believes it has substantially accrued for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the exact result cannot be determined. Noninterest expenses for the three month period ended March 31, 2012, compared to the same period in the prior year also reflected increases in costs associated with problem asset resolution, and investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers. These increases were partially offset by a $0.6 million reduction of previously accrued officers’ incentive compensation and a lower FDIC insurance assessment.

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

On February 1, 2012, Hudson Valley announced that during a routine exam and discussions with the OCC, the Bank was made aware that it would be required to reduce its concentration in commercial real estate loans, including multi-family lending, as well as classified loans. As previously disclosed, the Company’s response to these discussions with the OCC included a commitment to reduce concentrations of CRE loans and classified assets to less than 400 percent and 25 percent of risk-based capital, respectively, in the near term.

Primarily as a result of the bank’s sale of $474 million in loans, during the first quarter of 2012 Hudson Valley reduced CRE loans to 401 percent of risk-based capital from 558 percent at the end of last year, while lowering classified assets to 27 percent of risk-based capital. Classified assets ranged between 56 percent and 67 percent of risk-based capital in 2011, before the impact of loan marks at December 31, 2011.

Also on February 1, Hudson Valley announced its new dividend policy capping dividend payments at no more than 50 percent of quarterly net income in 2012, and in future periods if CRE loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively.

On April 24, 2012, the board of directors of Hudson Valley Bank signed a formal written agreement with the OCC. With this agreement, Hudson Valley is committing to adopt best practices modeled on those of the nation’s larger financial institutions, as well as evolving expectations of regulatory agencies on community banks. Included in the agreed-upon commitments are enhancements to the bank’s procedures, systems, policies, programs, plans, training and resources. The agreement is consistent with the CRE lending and classified asset concentration commitments Hudson Valley announced on February 1. The written agreement imposes no specific capital ratio mandates or other quantitative conditions or obligations on Hudson Valley and does not impose any express limit on the Bank board’s ability to pay dividends to its parent, except those imposed by the law, although OCC approval for a capital plan is required. The Bank expects to submit to the OCC a capital plan, containing the Bank’s near term and long term dividend policy, pursuant to the written agreement.

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

Results of Operations for the Three Month Periods Ended March 31, 2012 and March 31, 2011

Summary of Results

The Company recorded net income of $18.0 million or $0.92 per diluted share for the three month period ended March 31, 2012, compared to net income of $4.8 million or $0.25 per diluted share for the same period in the prior year. Per share amounts for the 2011 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2011. The increase in net income for the three month period ended March 31, 2012, compared to the same period in the prior year, resulted primarily from higher net interest income, significantly higher non interest income and a lower provision for loan losses, partially offset by slightly higher non interest expense. The increase in net interest income resulted primarily from the reinvestment of excess liquidity into new loans and a lower average cost of funds. The increase in non interest income resulted from the $15.9 million pretax gain on sales of loans, partially offset by decreases in investment advisory fees and service charges and an increase in pre-tax impairment charges on securities available for sale. Advisory fee income decreased by $0.2 million primarily as a result of the effects of continued fluctuation in both domestic and international equity markets. Service charges decreased slightly due to decreased activity. Pre-tax impairment charges on securities available for sale were $0.5 million for the three month period ended March 31, 2012 and $0.2 million for the same period in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The decrease in the provision for loan losses resulted from improvement in asset quality primarily as a result of actions taken during 2011 and the first quarter of 2012, including the aforementioned loan sale. Although the 2012 provision is significantly lower than in the same period in the prior year, the provisions in both 2012 and 2011 are reflective of continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality. The increase in non interest expense reflects an additional provision of $1.3 million related to the previously announced ongoing investigations by the SEC relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc., increases in costs associated with problem asset resolution, and additional investments in technology and personnel to accommodate growth, expansion of services and products and increased regulatory compliance requirements. These increases were partially offset by a $0.6 million reduction of previously accrued officers’ incentive compensation and a lower FDIC insurance assessment.

Annualized returns on average stockholders’ equity and average assets were 25.5 percent and 2.5 percent for the three month period ended March 31, 2012, compared to 6.6 percent and 0.7 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 25.8 percent and 6.6 percent, respectively, for the three month periods ended March 31, 2012 and 2011. Adjusted average stockholders’ equity excludes the effects of average net unrealized gains, net of tax of $2.9 million for the three month period ended March 31, 2012, and $0.4 million for the same period in the prior year, on securities available for sale. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the periods indicated, as well as total interest and corresponding yields and rates.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest(3)	Yield/ Rate	Average Balance	Interest(3)	Yield/ Rate
	(Unaudited)
ASSETS
Interest earning assets:
Deposits in Banks	$122,635	$56	0.18%	$276,957	$164	0.24%
Federal funds sold	16,636	8	0.19%	44,662	26	0.23%
Securities:(1)
Taxable	394,994	3,313	3.35%	339,975	2,950	3.47%
Exempt from federal income taxes	100,659	1,517	6.03%	115,360	1,786	6.19%
Loans, net(2)	1,997,391	28,915	5.79%	1,727,420	26,332	6.10%

Total interest earning assets	2,632,315	33,809	5.14%	2,504,374	31,258	4.99%

Non interest earning assets:
Cash and due from banks	49,420			41,022
Other assets	159,252			153,212

Total non interest earning assets	208,672			194,234

Total assets	$2,840,987			$2,698,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$982,858	$1,239	0.50%	$870,155	$1,539	0.71%
Savings	115,795	113	0.39%	114,769	127	0.44%
Time	144,942	254	0.70%	184,473	435	0.94%
Checking with interest	300,673	144	0.19%	280,805	173	0.25%
Securities sold under repo & other s/t borrowings	53,584	51	0.38%	39,708	47	0.47%
Other borrowings	16,460	181	4.40%	75,063	844	4.50%

Total interest bearing liabilities	1,614,312	1,982	0.49%	1,564,973	3,165	0.81%

Non interest bearing liabilities:
Demand deposits	921,891			819,945
Other liabilities	25,198			22,713

Total non interest bearing liabilities	947,089			842,658

Stockholders’ equity(1)	279,586			290,977

Total liabilities and stockholders’ equity	$2,840,987			$2,698,608

Net interest earnings		$31,827			$28,093

Net yield on interest earning assets			4.84%			4.49%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.

(2)	Includes loans classified as non-accrual and loans held-for-sale.

(3)	The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below.

Average Balances and Interest Rates Non-GAAP Reconciliation to GAAP

	Three Months Ended Mar 31
	2012	2011
	(000’s)
Total interest earning assets:
As reported	$2,636,551	$2,504,935
Unrealized gain on securities available for sale(1)	4,236	561

Adjusted total interest earning assets	$2,632,315	$2,504,374

Net interest earnings:
As reported	$31,296	$27,468
Adjustment to tax equivalency basis(2)	531	625

Adjusted net interest earnings	$31,827	$28,093

Net yield on interest earning assets:
As reported	4.75%	4.39%
Effects of(1) and(2) above	0.09%	0.10%

Adjusted net yield on interest earning assets	4.84%	4.49%

Average stockholders’ equity:
As reported	$282,459	$291,426
Effects of(1) and(2) above	2,873	449

Adjusted average stockholders’ equity	$279,586	$290,977

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2012 and 2011:

	(000’s)
	Three Month Period Increase (Decrease) Due to Change in
	Volume	Rate	Total(1)
Interest income:
Deposits in Banks	$(91)	$(17)	$(108)
Federal funds sold	(16)	(2)	(18)
Securities:
Taxable	477	(114)	363
Exempt from federal income taxes(2)	(228)	(41)	(269)
Loans, net	4,115	(1,532)	2,583

Total interest income	4,257	(1,706)	2,551

Interest expense:
Deposits:
Money market	199	(499)	(300)
Savings	1	(15)	(14)
Time	(93)	(88)	(181)
Checking with interest	12	(41)	(29)
Securities sold under repo & other s/t borrowings	16	(12)	4
Other borrowings	(659)	(4)	(663)

Total interest expense	(524)	(659)	(1,183)

Increase (decrease) in interest differential	$4,781	$(1,047)	$3,734

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2012 and 2011.

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

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. As previously noted in the Company’s 2011 Annual Report on Form 10-K, the Company has experienced an extended period of severe negative economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans, weak loan demand and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of smaller community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans. During this period of economic difficulty and low interest rates, the Company took various steps to maximize its net interest income. These steps included repositioning its securities portfolio, reducing higher cost term borrowings and, from the second half of 2010 through 2011, redeploying excess liquidity into new loans, primarily local market multi-family loans. These actions enabled the Company to significantly offset margin compression, particularly in 2011 and in the first quarter of 2012, resulting from interest rates continuing at historically low levels. As previously noted, and in reaction to the OCC’s requirements to reduce levels of exposure to commercial real estate and nonperforming assets, the Company, in the first quarter of 2012, sold approximately $474 million of loans, including part of the multi-family portfolio originated in 2010 and 2011, in an effort to reduce its concentration in commercial real estate loans and its level of classified loans. Proceeds from the loan sales were partially redeployed by a purchase of $65.8 million of adjustable rate residential loans. The weighted average yield of the loans sold was 5.36 percent and the weighted average yield of the loans purchased was 3.71. As a result of these differentials in redeployment and average yields, together with the current historically low interest rate environment, the Company expects that significant margin compression will result, at least in the near term, particularly during the period of redeployment of the remaining proceeds from the loan sale. Management believes that the results of the loan sales and other efforts have enabled the Company, given the difficulties encountered during the recent financial crisis, to address regulatory concerns, and effectively reposition its portfolios from both asset composition and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, increased by $3.7 million or 13.2 percent to $31.8 million for the three month periods ended March 31, 2012, compared to $28.1 million for the same period in the prior year. Net interest income for the 2012 period was higher partially due to increases in the tax equivalent basis net interest margin to 4.84 percent for the three month period ended March 31, 2012, compared to 4.49 percent for the same period in the prior year, partially offset by generally lower interest rates. The increase in net interest income was also partially due to increases in the excess of adjusted average interest earning assets over average interest bearing liabilities of $78.6 million or 8.4 percent to $1,018.0 million, for the three month period ended March 2012 compared to $939.4 million for the same period in the prior year.

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

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume decreases in investments, federal funds sold and interest bearing deposits, partially offset by a volume increase in loans and a slightly higher average yield on interest earning assets, resulted in higher interest income for the three month period ended March 31, 2012, compared to the same period in the prior year. Adjusted average interest earning assets for the three month period ended March 31, 2012 increased $127.9 million or 5.1 percent to $2,632.3 million from $2,504.4 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans increased $270.0 million or 15.6 percent to $1,997.4 million, for the three month period ended March 31, 2012, compared to $1,727.4 million for the same period in the prior year. The average yield on loans was 5.79 percent for the three month period ended March 31, 2012, compared to 6.10 percent for the same period in the prior year. As a result, interest income on loans was higher for the three month period ended March 31, 2012, compared to the same period in the prior year, due to higher volume, partially offset by lower average interest rates.

Average total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, increased $40.4 million or 8.9 percent to $495.7 million for the three month period ended March 31, 2012, compared to $455.3 million for the same period in the prior year. The decrease in average total securities resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. The average tax equivalent basis yield on securities was 3.90 percent for the three month period ended March 31, 2012, compared to 4.16 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities increased for the three month period ended March 31, 2012, compared to the same period in the prior year, due to higher volume, partially offset by lower interest rates. Increases or decreases in average FHLB stock result from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $1.2 million or 37.5 percent to $2.0 million for the three month period ended March 31, 2012, compared to $3.2 million for the same period in the prior year. Average interest bearing liabilities increased $49.3 million or 3.2 percent to $1,614.3 million for the three month period ended March 31, 2012, compared to $1,565.0 million for the same period in the prior year. The increase in average interest bearing liabilities for the three month period ended March 31, 2012, compared to the same period in the prior year, was due to volume increases in interest bearing demand deposits and securities sold under repurchase agreements and other short-term borrowings and other borrowings. There were increases in average interest bearing deposits and in noninterest bearing demand deposits. The decrease in average short-term and other borrowings for the three month period ended March 31, 2012, compared to the same period in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 0.49 percent for the three month period ended March 31, 2012, compared to 0.81 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three month period ended March 31, 2012, compared to the same period in the prior year due to lower interest rates.

Average non interest bearing demand deposits increased $102.0 million or 12.4 percent to $921.9 million for the three month period ended March 31, 2012, compared to $819.9 million for the same period in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2012 and 2011 is as follows:

	Three Months Ended Mar 31
	2012	2011
Average interest rate on:
Total average interest earning assets	5.14%	4.99%
Total average interest bearing liabilities	0.49%	0.81%
Total interest rate spread	4.65%	4.18%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $1.4 million for the three month period ended March 31, 2012, compared to $5.5 million for the same period in the prior year. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Allowance for Loan Losses” for further discussion.

Non Interest Income

The Company’s non interest income was $20.4 million for the three month period ended March 31, 2012. This represented an increase of $15.2 million or 292.3 percent compared to $5.2 million for the same period in the prior year. This increase primarily resulted from a $15.9 million pretax gain on sales of loans held for sale. Income from investment advisory fees decreased slightly primarily as a result of the effects of continued fluctuations in both domestic and international equity markets. Assets under management were approximately $1.3 billion at March 31, 2012 compared to $1.6 billion at March 31, 2011. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.5 million for the three month period ended March 31, 2012 and $0.2 million for the same period in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has continued to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future.

Non Interest Expense

Non interest expense was $20.9 million for the three month period ended March 31, 2012. This represented an increase of $0.4 million or 2.0 percent compared to $20.5 million for the same period in the prior year. The increase in non interest expense resulted primarily from an additional provision of $1.3 million related to the previously announced ongoing investigations by the SEC relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. Based on ongoing discussions with the SEC, the Company believes it has substantially accrued for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the exact result cannot be determined. Noninterest expenses for the three month period ended March 31, 2012, compared to the same period in the prior year also reflected increases in costs associated with problem asset resolution, and investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers. These increases were partially offset by a $0.6 million reduction of previously accrued officers’ incentive compensation and a lower FDIC insurance assessment.

Salaries and employee benefits expense, the largest component of non interest expense, was unchanged at $10.8 million for the three month period ended March 31, 2012, compared to the same period in the prior year. Increases in salaries in 2012 were offset by the partial reduction of previously accrued officers’ incentive compensation in March 2012.

Occupancy expense for the three month period ended March 31, 2012 decreased $0.1 million or 4.3 percent to $2.2 million compared to $2.3 million for the same period in the prior year. The slight decrease reflected lower maintenance costs during the current period.

Professional services expense for the three month period ended March 31, 2012 increased $0.4 million or 26.7 percent to $1.9 million compared to $1.5 million for the same period in the prior year. The increase was primarily due to costs related to the engagement of consultants to assist with new systems implementations and legal costs related to the aforementioned SEC investigation of A.R. Schmeidler & Co., Inc.

Equipment expense for the three month period ended March 31, 2012 increased $0.1 million or 10.0 percent to $1.1 million compared to $1.0 million for the same period in the prior year. The increase was due to increased equipment and software maintenance costs.

Business development expense was $0.5 million for the three month period ended March 31, 2012, which remained constant from the same period in the prior year.

The FDIC assessment for the three month period ended March 31, 2012 decreased $0.5 million or 45.5 percent to $0.6 million compared to $1.1 million for the same period in the prior year. The decrease was due to the change in the premium calculation base by the FDIC.

Significant changes in other components of non interest expense for the three month period ended March 31, 2012 compared to December 31, 2012, were due to the following:

•

Decrease of $26,000 (57.8%) in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies, partially offset by an increase in blanket bond insurance costs,

•	Decrease of $19,000 (9.3%) in stationary and printing costs, due to lower consumption levels,

•	Decrease of $108,000 (30.5%) in courier expenses due to decreased utilization in 2012,

•	Decrease of $159,000 (13.8%) in outside services, due to outsourcing of several data processing functions,

•	Decrease of $38,000 (28.8%) in meetings and seminars, reflecting reduced participation in such events in 2012,

•	Increase of $844,000 (98.3%) in other expenses, resulting from the additional contingency provision of $1.2 million related to the aforementioned SEC investigation of A.R. Schmeidler & Co., Inc.

Income Taxes

Income taxes of $11.4 million were recorded in the three month period ended March 31, 2012, compared to $2.0 million for the same period in the prior year. The overall effective tax rate of 38.8 percent for the three month period ended March 31, 2012 was higher compared to 28.9 percent for the same period in the prior year. The 2012 effective rate was higher primarily due to the fact that the tax effect of the $15.9 million gain on loan sales resulted in tax-exempt income representing a lower percentage of pretax income in 2012 compared to 2011.

The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

Assets

The Company had total assets of $2,805.3 million at March 31, 2012, an increase of $7.6 million or 0.3 percent from $2,797.7 million at December 31, 2011.

Cash and Due from Banks

Cash and due from banks was $567.7 million at March 31, 2012, an increase of $489.6 million from $78.1 million at December 31, 2011. Included in cash and due from banks is interest earning deposits of $522.8 million at March 31, 2012 and $34.4 million at December 31, 2011. The increase was due to the proceeds from the sale of loans held for sale not being fully deployed.

Federal Funds Sold

Federal funds sold totaled $11.9 million at March 31, 2012, a decrease of $4.5 million or 27.4 percent from $16.4 million at December 31, 2011. The decrease was a result of excess liquidity being deployed into loans.

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

The available for sale portfolio totaled $448.0 million at March 31, 2012 which was a decrease of $59.9 million or 11.8 percent from $507.9 million at December 31, 2011. The decrease resulted from a $57.3 million decrease in mortgage-backed securities, a decrease of $2.1 million of obligations of state political subdivisions and a decrease of $0.4 million of other debt securities. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $11.3 million at March 31, 2012 and $11.6 million at December 31, 2011. These pooled trust preferred securities have suffered severe declines in the prior periods in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities.

The held to maturity portfolio totaled $12.2 million at March 31, 2012, which was a decrease of $0.7 million or 5.4 percent from $12.9 million at December 31, 2011. The decrease was due to a decrease in mortgage-backed securities.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $3.8 million at both March 31, 2012 and December 31, 2011.

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

There were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2012 or December 31, 2011.

Loan Portfolio

Net loans totaled $1,609.2 million at March 31, 2012, an increase of $67.8 million or 4.4 percent from $1,541.4 million at December 31, 2011. The increase resulted principally from a $53.6 million increase in residential real estate loans, a $14.8 million increase in commercial real estate loans and a $4.0 million increase is commercial and industrial loans, which were partially offset by a $3.3 million decrease in construction loans and a decrease of $0.3 million in lease financing and other loans. The significant increase in residential loans was primarily the result the purchase of adjustable rate residential loans, which were purchased as partial redeployment of proceeds from sales of loans held for sale.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	March 31 2012	December 31 2011
Real Estate:
Commercial	$705,603	$690,837
Construction	106,698	110,027
Residential	568,472	514,828
Commercial & Industrial	222,485	218,500
Individuals & lease financing	41,503	41,760

Total loans	1,644,761	1,575,952
Deferred loan fees	(3,706)	(3,862)
Allowance for loan losses	(31,856)	(30,685)

Loans, net	$1,609,199	$1,541,405

The following table illustrates the trend in nonperforming assets, delinquency and net charge-offs from March 2011 to March 2012 (in thousands):

	Mar 31 2012	Dec 31 2011	Sep 30 2011	Jun 30 2011	Mar 31 2011
Non-Accrual Loans:
Real Estate:
Commercial	11,372	13,212	20,614	20,778	19,184
Construction	4,317	5,481	17,237	13,785	15,305
Residential	4,440	3,396	12,248	13,755	13,745

Total Real Estate	20,129	22,089	50,099	48,318	48,234
Commercial & Industrial	7,730	7,803	8,196	9,050	5,546
Lease Financing and Individuals	—	—	241	249	653

Total Non-Accrual Loans	27,859	29,892	58,536	57,617	54,433

Other Real Estate Owned	1,174	1,174	924	2,370	$4,810

Nonperforming Assets excluding loans held for sale	29,033	31,066	59,460	59,988	59,243
Nonperforming loans held for sale	—	27,848	2,244	4,506	5,506

Total Nonperforming Assets including loans held for sale	$29,033	$58,914	$61,704	$64,494	$64,749

Net charge-offs (recoveries) during quarter	$188	$72,418	$2,276	$(56)	$4,113

Nonperforming assets to total assets:
Excluding loans held for sale	1.03%	1.11%	2.03%	2.13%	2.23%
Including loans held for sale	1.03%	2.11%	2.11%	2.29%	2.44%

Non-accrual loans decreased $2.0 million to $27.9 million at March 31, 2012 from $29.9 million at December 31, 2011. There was no interest income on non-accrual loans included in net income for the three month period ended March 31, 2012 and the year ended December 31, 2011. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.3 million and $0.8 million for the three month period ended March 31, 2012 and the year ended December 31, 2011, respectively.

Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

The elevated level of nonperforming assets has primarily resulted from the current severe economic slowdown, which has had negative effects on real estate values, sales and available financing, particularly in the commercial and residential real estate sectors. Continuation of this condition could result in additional increases in nonperforming assets and charge-offs in the future.

During the three month period ended March 31, 2012:

•	Non-accrual commercial real estate loans decreased $1.8 million resulting from the partial charge-off of one loan totaling $0.4 million and principal payments of $1.4 million.

•	Non-accrual construction loans decreased $1.2 million, resulting from the payoff of one loan totaling $1.1 million and principal payments of $0.1 million.

•	Non-accrual residential loans increased $1.0 million resulting from the addition of one loan totaling $1.3 million partially offset by the charge-off of one loan totaling $0.3 million.

•	Non-accrual commercial and industrial loans decreased $0.1 million resulting from principal payments of $0.1 million

There were no loans past due 90 days or more and still accruing at March 31, 2012 and December 31, 2011. In addition, the Company had $10.3 million and $5.0 million of loans that were 31-89 days delinquent and still accruing at March 31, 2012 and December 31, 2011, respectively.

Loans considered by the Company to be impaired totaled $45.6 million and $47.9 million at March 31, 2012 and December 31, 2011, respectively, for which specific reserves of $2.2 million and $2.4 million had been established.

There were fifteen loans totaling $27.0 million at March 31, 2012 and sixteen loans totaling $29.0 million at December 31, 2011 that were considered troubled debt restructurings. There were seven loans totaling $17.7 million at March 31, 2012 and seven loans totaling $18.0 million at December 31, 2011 that were performing in accordance with their restructured terms. The remaining loans which totaled $9.3 million and $11.0 million at March 31, 2012 and December 31, 2011, respectively, are on non-accrual status. At March 31, 2012, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)
	March 31 2012	Change During 2012	December 31 2011
Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	$2,241	$(133)	$2,374
Residential	—	—	—
Commercial and Industrial	—	—	—
Lease Financing and other	—	—	—

Total Specific Component	2,241	(133)	2,374

Formula:
Real Estate:
Commercial	13,049	273	12,776
Construction	4,327	231	4,096
Residential	8,786	693	8,093
Commercial and Industrial	2,761	111	2,650
Lease Financing and other	692	(4)	696

Total Formula Component	29,615	1,304	28,311

Total Allowance	$31,856		$30,685

Net Change		1,171
Net Charge-offs		188

Provision for loan losses		$1,359

	(000’s)
	March 31 2011	Change During 2011	December 31 2010
Components
Specific:
Real Estate:
Commercial	—	—	—
Construction	$850	—	$850
Residential	19	$2	17
Commercial and Industrial	68	43	25
Lease Financing and other	—	—	—

Total Specific Component	937	45	892

Formula:
Real Estate:
Commercial	16,673	(63)	16,736
Construction	6,280	(10)	6,290
Residential	10,940	1,106	9,834
Commercial and Industrial	4,547	282	4,265
Lease Financing and other	910	(22)	932

Total Formula Component	39,350	1,293	38,057

Total Allowance	$40,287		$38,949

Net Change		1,338
Net Charge-offs		4,113

Provision for loan losses		$5,451

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the three months ended March 31, 2012, the Company recorded $1.1 million of charge-offs, of which $0.4 million were partial charge-offs related to current nonaccrual loans. At March 31, 2012, the Company had $2.2 million of specific reserves allocated to one impaired loan. There were $2.4 million of specific reserves allocated to one impaired loan as of December 31, 2011. The Company’s analyses as of March 31, 2012 and December 31, 2011 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectability. Management periodically adjusts the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,423.9 million at March 31, 2012, a decrease of $1.4 million or 0.1 percent from $2,425.3 million at December 31, 2011. The following table presents a summary of deposits at March 31, 2012 and December 31, 2011:

	(000’s)
	March 31 2012	December 31 2011	Increase (Decrease)
Demand deposits	$935,501	$910,329	$25,172
Money market accounts	944,038	963,390	(19,352)
Savings accounts	115,065	114,371	694
Time deposits of $100,000 or more	103,830	110,967	(7,137)
Time deposits of less than $100,000	38,798	40,634	(1,836)
Checking with interest	286,669	285,591	1,078

Total Deposits	$2,423,901	$2,425,282	$(1,381)

The Company experienced growth in both new and existing customers, including growth from new branches added during 2010 and 2011 which was partially offset by seasonal decreases in municipal deposits. This growth was offset by planned reductions in certain deposits, primarily higher cost municipal demand deposits.

Borrowings

Total borrowings were $62.8 million at March 31, 2012, a decrease of $6.7 million or 9.6 percent from $69.5 million at December 31, 2011. The decrease resulted from a $6.7 million decrease in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $290.9 million at March 31, 2012, an increase of $13.3 million or 4.8 percent from $277.6 million at December 31, 2011. The increase in stockholders’ equity resulted from net income of $18.0 million and net increase related to exercises of stock options of $0.3 million, which was partially offset by cash dividends paid on common stock of $3.5 million and a decrease in accumulated other comprehensive income of $1.5 million.

The Company’s and the Bank’s capital ratios at March 31, 2012 and December 31, 2011 are as follows:

	March 31 2012	December 31 2011	Minimum to be Considered Well Capitalized	Enhanced Capital Requirements Effective as of December 31, 2009
Leverage ratio:
Company	9.4%	8.8%	5.0%	N /A
HVB	9.1%	8.4%	5.0%	8.0%
Tier 1 capital:
Company	15.0%	11.3%	6.0%	N /A
HVB	14.6%	10.8%	6.0%	10.0%
Total capital:
Company	16.3%	12.6%	10.0%	N /A
HVB	15.8%	12.1%	10.0%	12.0%

Since the fourth quarter of 2009, the OCC required HVB to maintain a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations.

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

The Company’s liquid assets at March 31, 2012 include cash and due from banks of $44.9 million, $522.8 million of interest earning deposits and Federal funds sold of $11.9 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $165.4 million at March 31, 2012. This represented 36.1 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $368.9 million, or 36.0 percent of loans at March 31, 2012, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of March 31, 2012, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at March 31, 2012. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at March 31, 2012. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at March 31, 2012.

As of March 31, 2012, the Company had qualifying loan and investment securities totaling approximately $347 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Forward-Looking Statements

This Form 10-Q contains various forward-looking statements with respect to earnings, credit quality and other financial and business matters within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking-statements include, but are not limited to, statements. These statements can be identified by words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “predicts” and words of similar import. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to future periods are subject to uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Hudson Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 include, but are not limited to, statements regarding:

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

•

the Company’s intent and ability to pay quarterly cash dividends to stockholders in light of our earnings, the current and future economic environment, our capital plan requirements and Federal Reserve Board guidance;

•	regulatory limitations on dividends payable to the Company by Hudson Valley Bank under our OCC approved capital plan and by law;

•	the possibility that we may need to raise additional capital in the future and our ability to raise such capital on terms that are favorable to us;

•	unexpected increases in our non-performing loans and allowance for loan losses;

•	ineffectiveness in managing our commercial real estate portfolio;

•	lower than expected future performance of our investment portfolio;

•	a lack of opportunities for growth, plans for expansion (including opening new branches) and increased or unexpected competition in attracting and retaining customers;

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

Quantitative and qualitative disclosures about market risk at December 31, 2011 were previously reported in the Company’s 2011 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2012 compared to December 31, 2011.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2012. The Company had no derivative financial instruments in place at March 31, 2012 and December 31, 2011.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2012 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates. These simulation results will be directionally consistent and somewhat elevated as the Company redeploys the cash proceeds from approximately $474 million in loans sold in the first quarter of 2012.

The Company also prepares a static gap analysis which, at March 31, 2012, shows a positive cumulative static gap of $290.6 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2012.

Gradual Change in Interest Rates	Percentage Change in Estimated Net Interest Income from March 31, 2012	Policy Limit
+200 basis points	3.3%	(5.0)%
–100 basis points	(1.6)%	(5.0)%

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

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended March 31, 2012, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.    Risk Factors

Our business is subject to various risks. These risks are included in our 2011 Annual Report on Form 10-K under “Risk Factors”.

There has been no material changes in such risk factors since the date of such report.

Item 6.     Exhibits

(A)  Exhibits

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)
3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(2)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

(1)	Incorporated herein by reference in this document to the Form 10-Q filed on October 20, 2009.

(2)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010.

(3)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or section 34(b) of the Investment Company Act of 1940, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/S/ STEPHEN R. BROWN
Stephen R. Brown Senior Executive Vice President, Chief Financial Officer and Treasurer

May 10, 2012