Form 10-Q
period 2012-06-30
HUDSON VALLEY HOLDING CORP
filed 2012-08-09
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common stock, par value $0.20 per share	19,636,301

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended Jun 30
	2012	2011
Interest Income:
Loans, including fees	$22,663	$27,941
Securities:
Taxable	3,140	3,147
Exempt from Federal income taxes	1,010	1,150
Federal funds sold	9	23
Deposits in banks	298	201

Total interest income	27,120	32,462

Interest Expense:
Deposits	1,414	2,290
Securities sold under repurchase agreements and other short-term borrowings	16	57
Other borrowings	182	501

Total interest expense	1,612	2,848

Net Interest Income	25,508	29,614
Provision for loan losses	1,894	1,546

Net interest income after provision for loan losses	23,614	28,068

Non Interest Income:
Service charges	1,529	1,552
Investment advisory fees	2,512	2,753
Recognized impairment charge on securities available for sale (includes $395 of total gains and $184 of total losses in 2012 and 2011, respectively, less $445 of gains and $141 of losses on securities available for sale, recognized in other comprehensive income in 2012 and 2011, respectively)	(50)	(43)
Losses on sales and revaluation of loans held for sale and other real estate owned, net	(15)	(1,000)
Other income	813	569

Total non interest income	4,789	3,831

Non Interest Expense:
Salaries and employee benefits	11,360	11,263
Occupancy	2,210	2,202
Professional services	2,040	1,749
Equipment	1,161	1,107
Business development	837	590
FDIC assessment	726	686
Other operating expenses	2,700	3,051

Total non interest expense	21,034	20,648

Income Before Income Taxes	7,369	11,251
Income Taxes	2,408	3,819

Net Income	$4,961	$7,432

Basic Earnings Per Common Share	$0.25	$0.38
Diluted Earnings Per Common Share	$0.25	$0.38

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Six Months Ended Jun 30
	2012	2011
Interest Income:
Loans, including fees	$51,578	$54,273
Securities:
Taxable	6,453	6,097
Exempt from Federal income taxes	1,996	2,311
Federal funds sold	17	49
Deposits in banks	354	365

Total interest income	60,398	63,095

Interest Expense:
Deposits	3,164	4,564
Securities sold under repurchase agreements and other short-term borrowings	67	104
Other borrowings	363	1,345

Total interest expense	3,594	6,013

Net Interest Income	56,804	57,082
Provision for loan losses	3,253	6,997

Net interest income after provision for loan losses	53,551	50,085

Non Interest Income:
Service charges	3,396	3,592
Investment advisory fees	4,910	5,359
Recognized impairment charge on securities available for sale (includes $105 and $957 of total losses in 2012 and 2011, respectively, less $423 of gains and $753 of losses on securities available for sale, recognized in other comprehensive income in 2012)	(528)	(204)
Gains (losses) on sales and revaluation of loans held for sale and other real estate owned, net	15,920	(873)
Other income	1,445	1,176

Total non interest income	25,143	9,050

Non Interest Expense:
Salaries and employee benefits	22,178	22,081
Occupancy	4,442	4,547
Professional services	3,907	3,202
Equipment	2,229	2,117
Business development	1,354	1,096
FDIC assessment	1,354	1,797
Other operating expenses	6,446	6,258

Total non interest expense	41,910	41,098

Income Before Income Taxes	36,784	18,037
Income Taxes	13,810	5,781

Net Income	$22,974	$12,256

Basic Earnings Per Common Share	$1.17	$0.63
Diluted Earnings Per Common Share	$1.17	$0.63

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended Jun 30		Six Months Ended Jun 30
	2012	2011	2012	2011
Net Income	$4,961	$7,432	$22,974	$12,256

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	395	(184)	(105)	(957)
Losses recognized in earnings	50	43	528	204

Gains (losses) recognized in comprehensive income	445	(141)	423	(753)
Income tax effect	(182)	58	(173)	309

Unrealized holding gains (losses) on other-than-temporarily impaired securities available for sale, net of tax	263	(83)	250	(444)

Securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the year	(184)	333	(2,565)	(2,200)
Income tax effect	73	(119)	864	870

Unrealized holding (losses) gains on securities available for sale not other-than-temporarily-impaired , net of tax	(111)	214	(1,701)	(1,330)

Unrealized holding gain (losses) on securities, net	152	131	(1,451)	(1,774)

Accrued benefit liability adjustment	144	74	288	155
Income tax effect	(57)	(30)	(115)	(62)

	87	44	173	93

Other comprehensive income (loss)	239	175	(1,278)	(1,681)

Comprehensive Income	$5,200	$7,607	$21,696	$10,575

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	Jun 30 2012	Dec 31 2011
ASSETS
Cash and non interest earning due from banks	$46,047	$43,743
Interest earning deposits in banks	595,263	34,361
Federal funds sold	22,250	16,425
Securities available for sale, at estimated fair value (amortized cost of $453,993 in 2012 and $503,584 in 2011)	456,165	507,897
Securities held to maturity, at amortized cost (estimated fair value of $12,217 in 2012 and $13,819 in 2011)	11,458	12,905
Federal Home Loan Bank of New York (FHLB) stock	4,827	3,831
Loans (net of allowance for loan losses of $28,733 in 2012 and $30,685 in 2011)	1,523,833	1,541,405
Loans held for sale	2,387	473,814
Accrued interest and other receivables	35,360	40,405
Premises and equipment, net	25,130	25,936
Other real estate owned	250	1,174
Deferred income tax, net	19,379	19,822
Bank owned life insurance	38,458	37,563
Goodwill	23,842	23,842
Other intangible assets	1,277	1,651
Other assets	10,318	12,896

TOTAL ASSETS	$2,816,244	$2,797,670

LIABILITIES
Deposits:
Non interest bearing	$964,372	$910,329
Interest bearing	1,475,476	1,514,953

Total deposits	2,439,848	2,425,282
Securities sold under repurchase agreements and other short-term borrowings	42,173	53,056
Other borrowings	16,447	16,466
Accrued interest and other liabilities	25,177	25,304

TOTAL LIABILITIES	2,523,645	2,520,108

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2012 and 2011, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,633,977 and 19,516,490 shares in 2012 and 2011, respectively	4,186	4,163
Additional paid-in capital	348,114	347,764
Retained earnings (deficit)	(2,585)	(18,527)
Accumulated other comprehensive income	448	1,726
Treasury stock, at cost; 1,299,414 shares in 2012 and 2011	(57,564)	(57,564)

TOTAL STOCKHOLDERS’ EQUITY	292,599	277,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,816,244	$2,797,670

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2012 and 2011

Dollars in thousands, except share amounts

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	19,516,490	$4,163	$(57,564)	$347,764	$(18,527)	$1,726	$277,562
Net income					22,974		22,974
Comprehensive loss						(1,278)	(1,278)
Stock option expense and exercises of stock options, net of tax	14,207	2		242			244
Restricted stock awards	103,280	21		108			129
Cash dividends ($0.36 per share)					(7,032)		(7,032)

Balance at June 30, 2012	19,633,977	$4,186	$(57,564)	$348,114	$(2,585)	$448	$292,599

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2011	17,665,908	3,793	(57,564)	346,750	(3,989)	927	289,917
Net income					12,256		12,256
Comprehensive loss						(1,681)	(1,681)
Stock option expense and exercises of stock options, net of tax	23,141	5		495			500
Cash dividends ($0.28 per share)					(5,306)		(5,306)

Balance at June 30, 2011	17,689,049	$3,798	$(57,564)	$347,245	$2,961	$(754)	$295,686

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	Six Months Ended June 30
	2012	2011
Operating Activities:
Net Income	$22,974	$12,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,253	6,997
Depreciation and amortization	1,924	1,979
Recognized impairment charge on securities available for sale	528	204
Amortization of premiums on securities, net	1,033	1,259
Realized loss (gain) on sale and revaluation of OREO	15	(127)
Increase in cash value of bank owned life insurance	(686)	(535)
Amortization of other intangible assets	374	411
Stock option expense	25	76
Realized (gain) on sale of loans held-for-sale	(15,935)	—
Deferred taxes (benefit)	1,017	(1,001)
Increase (decrease) in deferred loan fees, net	(841)	9
Decrease in accrued interest and other receivables	5,045	3,269
Decrease in other assets	2,578	2,181
Excess tax benefits from share-based payment arrangements	—	(7)
(Decrease) increase in accrued interest and other liabilities	(170)	3,315

Net cash provided by Operating Activities	21,134	30,286

Investing Activities:
Net (increase) decrease in short term investments	(5,825)	35,630
(Increase) decrease in FHLB stock	(996)	2,278
Proceeds from maturities of securities available for sale	128,835	124,616
Proceeds from maturities of securities held to maturity	1,448	1,784
Purchases of securities available for sale	(80,346)	(147,130)
Proceeds from sales of and payments of loans held for sale	487,241	—
Net decrease (increase) in loans	15,282	(204,124)
Proceeds from sales of OREO	909	9,635
Premiums paid on bank owned life insurance	(209)	(259)
Net purchases of premises and equipment	(1,118)	(586)

Net cash provided by (used in) Investing Activities	545,221	(178,156)

Financing Activities:
Proceeds from issuance of common stock	219	424
Excess tax benefits from share-based payment arrangements	—	7
Net increase in deposits	14,566	183,979
Cash dividends paid	(7,032)	(5,306)
Repayment of other borrowings	(19)	(51,267)
Net (decrease) increase in securities sold under repurchase agreements and short-term borrowings	(10,883)	7,079

Net cash (used in) provided by Financing Activities	(3,149)	134,916

Increase (decrease) in Cash and Due from Banks	563,206	(12,954)

Cash and Due from Banks, beginning of period	78,104	284,156

Cash and Due from Banks, end of period	$641,310	$271,202

Supplemental disclosures:
Interest paid	$4,449	$6,542
Income tax payments	19	2,550
Transfers from loans held for sale back to loan portfolio	121	2,305
Transfers to other real estate owned	—	850

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

2.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2012 and December 31, 2011 and the results of its operations and comprehensive income for the three and six month periods ended June 30, 2012 and 2011 and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2012 and 2011. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Loan Charge-Offs — The Company’s charge-off policy covers all loan portfolio classes. Loans are generally charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as losses by management, internal loan review and/or bank examiners. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the borrower, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or legal actions, the value of the collateral, and any other pertinent factors.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. Goodwill is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. Identifiable intangible assets are subject to impairment if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s goodwill impairment evaluations as of December 31, 2011 did not indicate any impairment. The Company is not aware of any events or circumstances that existed with the identified intangible assets that would indicate impairment as of June 30, 2012.

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

3.    Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at June 30, 2012 and December 31, 2011 (in thousands):

	($000’s)
	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Classified as Available for Sale
Mortgage-backed securities — residential	$351,991	$6,890	$312	$358,569	$385,206	$8,430	$218	$393,418
Obligations of states and political subdivisions	80,240	3,567	—	83,807	96,091	4,508	—	100,599
Other debt securities	11,695	7	8,419	3,283	12,220	—	8,888	3,332

Total debt securities	443,926	10,464	8,731	445,659	493,517	12,938	9,106	497,349
Mutual funds and other equity securities	10,067	567	128	10,506	10,067	617	136	10,548

Total	$453,993	$11,031	$8,859	$456,165	$503,584	$13,555	$9,242	$507,897

	Amortized	Gross Unrecognized		Estimated	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Classified as Held to Maturity
Mortgage-backed securities — residential	$6,319	$501	—	$6,820	$7,767	$607	—	$8,374
Obligations of states and political subdivisions	5,139	258	—	5,397	5,138	307	—	5,445

Total	$11,458	$759	—	$12,217	$12,905	$914	—	$13,819

Included in other debt securities are investments in six pooled trust preferred securities with amortized costs and estimated fair values of $11,183 and $2,768 respectively, at June 30, 2012. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the recent downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by Moody’s Investor Services at June 30, 2012 with ratings ranging from Caa 2 to C. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities. Significant inputs to the cash flow models used in determining credit related other-than-temporary impairment losses on pooled trust preferred securities as of June 30, 2012 included the following:

Annual Prepayment	1.00%
Projected specific defaults/deferrals	33.1% - 73.6%
Projected severity of loss on specific defaults/deferrals	55.8% - 86.8%
Projected additional defaults:
Year 1	2.00%
Year 2	1.00%
Thereafter	0.25%
Projected severity of loss on additional defaults	85.00%
Present value discount rates	3m LIBOR + 1.60% - 2.25%

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$9,478	$9,110
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	528	204
Credit related impairment not previously recognized	—	—

Balance at end of period:	$10,006	$9,314

During the six month period ended June 30, 2012, pretax OTTI losses of $4, $53, $2, $468 and $1, respectively, were recognized on five pooled trust preferred securities which prior to the 2012 charges had amortized costs of $2,088, $5,696, $919, $2,228 and $662, respectively. These OTTI losses resulted from adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

At June 30, 2012 and December 31, 2011, securities having a stated value of approximately $344,000 and $365,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
Mortgage-backed securities — residential	$46,566	$300	$2,059	$12	$48,625	$312
Other debt securities	—	—	2,248	8,419	2,248	8,419

Total debt securities	46,566	300	4,307	8,431	50,873	8,731
Mutual funds and other equity securities	—	—	108	128	108	128

Total temporarily impaired securities	$46,566	$300	$4,415	$8,559	$50,981	$8,859

There were no securities classified as held to maturity in an unrealized loss position at June 30, 2012.

December 31, 2011

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
Mortgage-backed securities — residential	$41,421	$218	—	—	$41,421	$218
Other debt securities	460	50	$2,816	$8,838	3,276	8,888

Total debt securities	41,881	268	2,816	8,838	44,697	9,106
Mutual funds and other equity securities	—	—	92	136	92	136

Total temporarily impaired securities	$41,881	$268	$2,908	$8,974	$44,789	$9,242

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2011.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 82 at both June 30, 2012 and December 31, 2011. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2012. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at June 30, 2012.

The contractual maturity of all debt securities held at June 30, 2012 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Within 1 year	$8,488	$8,508	—	—
After 1 year but within 5 years	40,175	41,838	$5,139	$5,397
After 5 year but within 10 years	31,580	33,464	—	—
After 10 years	11,692	3,280	—	—
Mortgage-backed securities — residential	351,991	358,569	6,319	6,820

Total	$443,926	$445,659	$11,458	$12,217

4. Loans

The loan portfolio, excluding loans held for sale, is comprised of the following:

	June 30 2012	December 31 2011
Real Estate:
Commercial	$633,581	$690,837
Construction	96,211	110,027
Residential	559,144	514,828
Commercial & Industrial	231,140	218,500
Individuals & lease financing	35,510	41,760

Total loans	1,555,586	1,575,952
Deferred loan fees	(3,020)	(3,862)
Allowance for loan losses	(28,733)	(30,685)

Loans, net	$1,523,833	$1,541,405

In March 2012, the Company purchased $65,795 of adjustable rate residential loans as a partial redeployment of proceeds from the loan sales completed during the first quarter of 2012.

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

Lease Financing and Other Loans — The Company originates lease financing transactions which are primarily conducted with businesses, professionals and not-for-profit organizations and provide financing principally for office equipment, telephone systems, computer systems, energy saving improvements and other special use equipment. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, and management’s inability to effectively manage the business. The Company also offers installment loans and cash reserve lines of credit to individuals. Repayment of such loans is often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place an emphasis on originating these types of loans.

The following table presents the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$31,856	$13,049	$6,568	$8,786	$2,761	$692
Charge-offs	(5,784)	—	(1,580)	(1,270)	(2,372)	(562)
Recoveries	767	—	—	(208)	476	499

Net Charge-offs	(5,017)	—	(1,580)	(1,478)	(1,896)	(63)
Provision for loan losses	1,894	(1,457)	(492)	1,481	2,555	(193)

Net change during the period	(3,123)	(1,457)	(2,072)	3	659	(256)

Balance at end of period	$28,733	$11,592	$4,496	$8,789	$3,420	$436

	Six Months Ended June 30, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$30,685	$12,776	$6,470	$8,093	$2,650	$696
Charge-offs	(6,909)	(398)	(1,580)	(1,828)	(2,497)	(606)
Recoveries	1,704	298	1	326	565	514

Net Charge-offs	(5,205)	(100)	(1,579)	(1,502)	(1,932)	(92)
Provision for loan losses	3,253	(1,084)	(395)	2,198	2,702	(168)

Net change during the period	(1,952)	(1,184)	(1,974)	696	770	(260)

Balance at end of period	$28,733	$11,592	$4,496	$8,789	$3,420	$436

	Three Months Ended June 30, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$40,287	$16,673	$7,130	$10,959	$4,615	$910
Charge-offs	(1,372)	—	(120)	(818)	(376)	(58)
Recoveries	1,428	448	436	465	71	8

Net Charge-offs	56	448	316	(353)	(305)	(50)
Provision for loan losses	1,546	(9)	(1,006)	2,555	(64)	70

Net change during the period	1,602	439	(690)	2,202	(369)	20

Balance at end of period	$41,889	$17,112	$6,440	$13,161	$4,246	$930

	Six Months Ended June 30, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$38,949	$16,736	$7,140	$9,851	$4,290	$932
Charge-offs	(6,627)	(156)	(856)	(3,013)	(2,544)	(58)
Recoveries	2,570	686	575	1,019	276	14

Net Charge-offs	(4,057)	530	(281)	(1,994)	(2,268)	(44)
Provision for loan losses	6,997	(154)	(419)	5,304	2,224	42

Net change during the period	2,940	376	(700)	3,310	(44)	(2)

Balance at end of period	$41,889	$17,112	$6,440	$13,161	$4,246	$930

Impaired loans, including all troubled debt restructurings, and the related recorded investment, as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$30,866	$29,353	—	$31,877	$30,762	$—
Construction	5,981	4,238	—	2,690	1,723	—
Residential	14,261	12,336	—	4,599	3,824	—
Commercial & industrial	13,607	12,535	—	8,560	7,803	—
Lease financing & other	—	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Construction	—	—	—	3,758	3,758	$2,374
Residential	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Lease financing & other	—	—	—	—	—	—

Total loans	$64,715	$58,462	—	$51,484	$47,870	$2,374

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan. There were no allocations of specific reserves during the six month period ended June 30, 2012. The $2,374 specific reserve allocated to impaired loans as of December 31, 2011 was charged off in June 2012 upon completion of a restructuring for which the specific reserve was originally established. The above tables as of June 30, 2012 and December 31, 2011 include $32,308 and $28,256, respectively, of loans considered to be troubled debt restructurings (“TDRs”). There were two additional loan modifications classified as TDRs during the six month period ended June, 2012. The Company is not committed to extend any additional credit to borrowers whose loans are classified as TDRs. For the six month period ended June 30, 2012, eight TDRs with carrying amounts of $19,158 were on accrual status and four loans with carrying amounts of $12,756 on nonaccrual status that were performing in accordance with their modified terms. At June 30, 2012, there was one TDR with a recorded investment of $400 in which there were payment defaults within twelve months following the modification. This loan has remained in nonaccrual status since prior to the restructuring. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms. The TDRs described above resulted in $2,595 charge-offs during the six month period ended June 30, 2012.

The following table presents the average recorded investment in impaired loans including other troubled debt restructurings by class of loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Loans:
Commercial Real Estate:
Owner occupied	$23,775	$152	$16,128	$14	$22,238	$266	$11,098	$14
Non owner occupied	12,848	85	18,171	45	10,927	149	17,607	45
Construction:
Commercial	2,448	—	10,208	—	3,669	—	9,830	—
Residential	1,828	—	4,336	—	914	—	5,191	—
Residential:
Multifamily	1,331	—	5,339	—	1,002	—	4,386	—
1-4 family	5,651	12	4,945	—	3,778	21	4,905	—
Home equity	1,626	—	3,467	—	1,701	—	2,954	—
Commercial & industrial	10,005	—	7,431	—	8,886	—	6,310	—
Other:
Lease financing and other	128	—	319	—	64	—	355	—
Overdrafts	—	—	—	—	—	—	—	—

Total	$59,640	$249	$70,344	$59	$53,179	$436	$62,636	$59

The difference between interest income recognized and interest income collected on impaired loans for the three and six month periods ended June 30, 2012 and 2011 was not significant. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $565 and $868, respectively, for the three and six month periods ended June 30, 2012 and $303 and $836, respectively, for the three and six month periods ended June 30, 2011.

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$28,733	$11,592	$4,496	$8,789	$3,420	$436
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$28,733	$11,592	$4,496	$8,789	$3,420	$436

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,497,124	$604,228	$91,973	$546,808	$218,605	$35,510
Individually evaluated for impairment	58,462	29,353	4,238	12,336	12,535	—

Total ending balance of loans	$1,555,586	$633,581	$96,211	$559,144	$231,140	$35,510

	December 31, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$28,311	$12,776	$4,096	$8,093	$2,650	$696
Individually evaluated for impairment	2,374	—	2,374	—	—	—

Total ending balance of allowance	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,528,082	$660,075	$104,546	$511,004	$210,697	$41,760
Individually evaluated for impairment	47,870	30,762	5,481	3,824	7,803	—

Total ending balance of loans	$1,575,952	$690,837	$110,027	$514,828	$218,500	$41,760

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing
Loans:
Commercial Real Estate:
Owner occupied	$10,058	—	$3,856	—
Non owner occupied	2,164	—	9,356	—
Construction:
Commercial	582	—	5,481	—
Residential	2,077	—	—	—
Residential:
Multifamily	1,318	—	—	—
1-4 family	8,944	—	1,470	—
Home equity	1,626	—	1,926	—
Commercial & industrial	12,535	—	7,803	—
Other:
Lease financing and other	—	—	—	—
Overdrafts	—	—	—	—

Total	$39,304	—	$29,892	—

The following table presents the aging of loans (including past due and non-accrual loans) as of June 30, 2012 and December 31, 2011 by class of loans (in thousands):

	June 30, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$228,914	—	$5,469	$6,541	$12,010	$216,904
Non owner occupied	404,667	—	1,386	1,836	3,222	401,445
Construction:
Commercial	43,457	—	—	582	582	42,875
Residential	52,754	—	—	—	—	52,754
Residential:
Multifamily	212,655	—	—	1,318	1,318	211,337
1-4 family	237,440	$416	119	8,944	9,479	227,961
Home equity	109,049	1,278	—	1,626	2,904	106,145
Commercial & industrial	231,140	—	252	1,421	1,673	229,467
Other:
Lease financing and other	34,408	95	297	—	392	34,016
Overdrafts	1,102	—	—	—	—	1,102

Total	$1,555,586	$1,789	$7,523	$22,268	$31,580	$1,524,006

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$243,862	$1,801	—	$3,489	$5,290	$238,572
Non owner occupied	446,975	1,917	—	5,108	7,025	439,950
Construction:
Commercial	56,933	—	—	4,883	4,883	52,050
Residential	53,094	900	—	—	900	52,194
Residential:
Multifamily	227,595	—	—	—	—	227,595
1-4 family	174,714	—	—	1,470	1,470	173,244
Home equity	112,519	—	$97	1,926	2,023	110,496
Commercial & industrial	218,500	197	50	4,403	4,650	213,850
Other:
Lease financing and other	39,898	1	10	—	11	39,887
Overdrafts	1,862	—	—	—	—	1,862

Total	$1,575,952	$4,816	$157	$21,279	$26,252	$1,549,700

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

Substandard — Loans classified as substandard asset are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-

defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

The following table presents the risk category by class of loans as of June 30, 2012 and December 31, 2011 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed (in thousands):

	June 30, 2012
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$228,914	$174,657	$24,385	$29,872	—
Non owner occupied	404,667	393,477	5,763	5,427	—
Construction:
Commercial	43,457	29,682	9,764	4,011	—
Residential	52,754	47,827	900	4,027	—
Residential:
Multifamily	212,655	211,003	334	1,318	—
1-4 family	101,692	79,070	13,196	9,426	—
Home equity	1,825	—	—	1,825	—
Commercial & Industrial	231,140	213,363	4,207	13,570	—
Other:
Lease Financing & Other	33,043	31,633	1,144	266	—

Total loans	$1,310,147	$1,180,712	$59,693	$69,742	—

	December 31, 2011
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$243,862	$177,921	$32,144	$33,797	—
Non owner occupied	446,975	422,402	14,924	9,649	—
Construction:
Commercial	56,933	42,641	5,382	8,910	—
Residential	53,094	38,956	7,274	6,864	—
Residential:
Multifamily	227,595	226,224	—	1,371	—
1-4 family	90,033	72,594	15,109	2,330	—
Home equity	2,174	—	—	2,174	—
Commercial & Industrial	218,500	204,305	5,410	8,785	—
Other:
Lease Financing & Other	38,441	37,619	523	299	—

Total loans	$1,377,607	$1,222,662	$80,766	$74,179	—

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents the delinquency categories by class of loans as of June 30, 2012 and December 31, 2011 for loans evaluated for risk in groups of homogeneous loans (in thousands):

	June 30, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$135,748	$92	—	—	$92	$135,656
Home equity	107,224	1,278	$119	—	1,397	105,827
Other:
Other loans	1,365	—	—	—	—	1,365
Overdrafts	1,102	—	—	—	—	1,102

Total loans	$245,439	$1,370	$119	—	$1,489	$243,950

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$84,681	—	—	—	—	$84,681
Home equity	110,345	—	$97	—	$97	110,248
Other:
Other loans	1,457	$1	10	—	11	1,446
Overdrafts	1,862	—	—	—	—	1,862

Total loans	$198,345	$1	$107	—	$108	$198,237

Loans Held for Sale

On February 1, 2012, the Company announced plans to sell a total of $474 million in performing and non-performing loans in two tranches by mid-2012, as a significant step toward reducing the bank’s concentrations of commercial real estate loans and classified assets. These loans were transferred to loans held-for-sale at December 31, 2011 and both tranche sales were completed in March 2012.

The first tranche included $200 million in performing and non-performing loans. The carrying value of these commercial real estate loans was reduced by $60 million at December 31, 2011. These loans were primarily all commercial real estate credits, including classified assets totaling $53 million net of the market value adjustment. The recorded sales price, net of broker fees and expenses, exceeded the carrying value of this portfolio, resulting in a pre-tax gain of approximately $7.9 million.

The second tranche included $274 million in performing, non-classified multifamily loans. No market value adjustment was recorded when this portfolio was transferred to held-for-sale at December 31, 2011, as they were expected to be sold at or above par value. The sale of these loans in March 2012 resulted in a pre-tax gain of approximately $8.0 million.

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended Jun 30		Six Months Ended Jun 30
	2012	2011	2012	2011
	(000’s except share data)
Numerator:
Net income (loss) available to common shareholders for basic and diluted earnings per share	$4,961	$7,432	$22,974	$12,256
Denominator:
Denominator for basic earnings per common share —weighted average shares	19,633,732	19,457,918	19,586,033	19,452,195
Effect of diluted securities:
Stock options	2,948	64,980	11,355	68,199

Denominator for diluted earnings per common share —adjusted weighted average shares	19,636,680	19,522,898	19,597,388	19,520,394

Basic earnings per common share	$0.25	$0.38	$1.17	$0.63
Diluted earnings per common share	$0.25	$0.38	$1.17	$0.63
Dividends declared per share	$0.18	$0.14	$0.36	$0.28

Stock options of 475,904 and 291,712 were not considered in computing diluted earnings per share at June 30, 2012 and 2011, respectively, because they were anti dilutive. In November 2011, the Company declared a 10% stock dividend. Share and per share amounts for 2011 have been retroactively restated to reflect the issuance of the additional shares.

6.    Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (in thousands).

	Three Months Ended Jun 30		Six Months Ended Jun 30
	2012	2011	2012	2011
Service cost	$111	$96	$221	$191
Interest cost	156	147	309	294
Amortization of prior service cost	(58)	(58)	(116)	(116)
Amortization of net loss	167	139	335	279

Net periodic pension cost	$376	$324	$749	$648

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2011 Annual Report on Form 10-K that it expected to contribute $813 to the unfunded defined benefit plans during 2012. For the three and six month periods ended June 30, 2012, the Company contributed $153 and $312, respectively, to these plans.

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

The following table summarizes stock-based compensation activity for the six month period ended June 30, 2012:

Prior Option Plans:	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value(1) ($000’s)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	625,256	$22.81
Granted	—	—
Exercised	(5,798)	16.57
Cancelled or Expired	(8,979)	24.67

Outstanding at June 30, 2012	610,479	$22.85	$245	2.0

Exercisable at June 30, 2012	601,897	$22.66	$245	2.1

Nonvested at June 30, 2012	8,582	$35.96

2010 Omnibus Incentive Plan:
Outstanding at December 31, 2011	—	—
Granted at fair value	112,432	$16.68
Restriction released	(7,543)	17.10
Cancelled	(9,152)	16.74

Nonvested at June 30, 2012	95,737	$16.64

Available for grant at December 31, 2011	1,331,000
Restricted stock awards	(112,432)	$16.68
Cancelled	9,152	16.74

Available for future grant	1,227,720

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on changes in the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the six month period ended June 30, 2012 or the year ended December 31, 2011. The restricted stock awards during the six month period ended June 30, 2012 were the initial awards under the 2010 Plan.

Net compensation expense of $25 and $69 related to the Company’s stock option plans was included in net income for the six month periods ended June 30, 2012 and 2011, respectively. The total tax effect related thereto was $(2) and $(2), respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $26 at June 30, 2012. This expense is expected to be recognized over a remaining weighted average period of 0.1 years.

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

Investment Securities — The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges, if available (Level 1), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input. The Company’s available for sale securities at June 30, 2012 and December 31, 2011 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these instruments. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments. The fair values of Level 3 investment securities are determined by the Controller and Investment Officer who report to the Chief Financial Officer. See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Impaired Loans — At the time a loan is considered impaired, it is valued at lower of cost or fair value. Impaired loans carried at fair value generally are partially charged off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value in commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and the income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining value. Non real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Loans Held for Sale — Loans held for sale are carried at lower of cost or fair value. The fair value of loans held for sale is determined using average bid indicators from third parties expected to participate in the loan sales, in some cases adjusted for specific attributes of that loan or other observable market data. Such bids and adjustments often vary significantly and typically result in level 3 classification of the inputs used in determining fair value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
Impaired loans	$12,407	Sales comparison and income based appraisals	Capitalization rates	7.00% -7.75%
			Discount for dated appraisal	0% - 20%
			Discount for costs to sell	0% - 30%
Other real estate owned	$250	Sales comparison and income based appraisals	Discount for costs to sell	30%
Loans held for sale	$2,387	Third party bids	Bids from interested third parties	64% - 65%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at June 30, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
Trust preferred securities	$2,768	Discounted cash flow	Specific issuer default rates	33% - 74%
			Specific issuer default severity	56% - 87%
			Annual prepayment rate	1%
			Projected annual nonspecific issuer default rates	0.25% - 2.00%
			Projected annual nonspecific issuer default severity	85%
			Present value discount rate	22.5%

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
Mortgage-backed securities — residential	—	$358,569	—	$358,569
Obligations of states and political subdivisions	—	83,807	—	83,807
Other debt securities	—	515	$2,768	3,283
Mutual funds and other equity securities	—	10,506	—	10,506

Total assets at fair value	—	$453,397	$2,768	$456,165

Measured on a non-recurring basis:
Impaired loans:(1)
Commercial Real Estate	—	—	$1,012	$1,012
Construction	—	—	4,237	4,237
Residential	—	—	5,379	5,379
Commercial & Industrial	—	—	1,779	1,779
Other	—	—	—	—
Loans held for sale	—	—	2,387	2,387
Other real estate owned	—	—	250	250

Total assets at fair value	—	—	$15,044	$15,044

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
Mortgage-backed securities — residential	—	393,418	—	$393,418
Obligations of states and political subdivisions	—	100,599	—	100,599
Other debt securities	—	516	$2,816	3,332
Mutual funds and other equity securities	—	10,548	—	10,548

Total assets at fair value	—	$505,081	$2,816	$507,897

Measured on a non-recurring basis:
Impaired loans:(1)
Commercial Real Estate	—	—	$1,410	$1,410
Construction	—	—	3,107	3,107
Residential	—	—	1,529	1,529
Commercial & Industrial	—	—	2,145	2,145
Other	—	—	—	—
Loans held for sale	—	—	473,814	473,814
Other real estate owned	—	—	1,174	1,174

Total assets at fair value	—	—	$483,179	$483,179

(1)	The recorded investments in impaired loans subject to fair value reporting at June 30, 2012 and December 31, 2011 were $12,407 and $10,565, respectively. There were no specific allowances established within the allowance for loan losses at June 30, 2012. A specific allowance of $2,374 had been established within the allowance for loan losses as of December 31, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2012 and 2011:

	Level 3 Assets Measured on a Recurring Basis
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(000’s)		(000’s)
Balance at beginning of period	$2,422	$3,016	$2,816	$3,687
Additions to Level 3	102	94	208	196
Net unrealized gain (loss) included in other comprehensive income	445	(141)	423	(753)
Principal payments	(151)	(3)	(151)	(3)
Recognized impairment charge included in the statement of income	(50)	(43)	(528)	(204)

Balance at end of period	$2,768	$2,923	$2,768	$2,923

9.    Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2012 and December 31, 2011 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012

	Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$663.6	$663.6	$663.6
Held to maturity securities and accrued interest	11.5	12.2		12.2
FHLB Stock	4.8	N/A	N/A
Loans and accrued interest	1,546.3	1,588.2			1,588.2

Liabilities:
Deposits with no stated maturity and accrued interest	2,300.9	2,300.9	2,300.9
Time deposits and accrued interest	139.2	139.6		139.6
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	42.2	42.2	42.2
Other borrowings and accrued interest	16.6	14.0		14.0

December 31, 2011

	Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$94.5	$94.5	$94.5
Held to maturity securities and accrued interest	13.0	13.9		13.9
FHLB Stock	3.8	N/A	N/A
Loans and accrued interest	1,571.3	1,609.2			1,609.2

Liabilities:
Deposits with no stated maturity and accrued interest	2,274.7	2,274.7	2,274.7
Time deposits and accrued interest	151.7	152.1		152.1
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	53.1	53.1	53.1
Other borrowings and accrued interest	16.6	14.0		14.0

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2012 and December 31, 2011, and the consolidated results of operations for the three and six month periods ended June 30, 2012 and 2011. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2011 Annual Report on Form 10-K.

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

The Company recorded net income for the three month period ended June 30, 2012 of $5.0 million or $0.25 per diluted share, a decrease of $2.4 million compared to net income of $7.4 million or $0.38 per diluted share for the same period in the prior year. Net income for the six month period ended June 30, 2012 was $23.0 million or $1.17 per diluted share, an increase of $10.7 million compared to net income of $12.3 million or $0.63 per diluted share for the same period in the prior year. Per share amounts for the 2011 periods have been adjusted to reflect the effects of the 10 percent stock dividend issued in December 2011.

The decrease in earnings for the three month period ended June 30, 2012, compared to the same period in the prior year, was primarily due to a $4.1 million decrease in net interest income, the anticipated result of excess liquidity remaining from the proceeds of the loan sales conducted in the first quarter of 2012. The loan sales were conducted as part of the Company’s efforts to reduce the levels of nonperforming and other classified loans, and also to reduce the overall concentration in commercial real estate loans. In addition to the decrease in net interest income, income from the second quarter of 2012 was lower, compared to the same period in the prior year, as a result of higher provision for loan losses and lower fee income, partially offset by lower loss on sales and revaluations of loans and other real estate owned and slightly higher non interest expenses. The increase in earnings for the six month period ended June 30, 2012, compared to the same period in the prior year, resulted primarily from pretax gain of $15.9 million resulting from the successful completion of $474 million of loan sales announced in the fourth quarter of 2011 and completed at the end of the first quarter of 2012. In addition to the gains on the loan sales, income for the six month period ended June 30, 2012 was higher, compared to the same period in the prior year, as a result of higher non interest income and a lower provision for loan losses, partially offset by lower net interest income, higher impairment charges on securities available for sale and slightly higher non interest expenses.

Total loans, excluding loans held for sale, decreased $89.2 million and $20.4 million, respectively, during the three and six month periods ended June 30, 2012 compared to the prior year end. The overall decrease was primarily the result of pay downs and payoffs of existing loans exceeding new production and additional loan sales conducted in the second quarter of 2012, partially offset by the purchase of adjustable rate residential loans in the first quarter of 2012, which were purchased as partial redeployment of proceeds from sales of loans held for sale. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased to $39.6 million at June 30, 2012, compared to $58.9 million at December 31, 2011. Overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Although there is evidence that the current economic downturn may have begun to slowly turn around, higher than normal levels of delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans continued during the first half of 2012. Despite recent reductions in classified and nonperforming loans, the Company’s loan portfolio continued to be adversely impacted by the effects of declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the limited availability of residential mortgage financing, resulted in some continuing weakness in the overall asset quality of the Company’s loan portfolio. As a result of these factors, the Company has continued to follow aggressive strategies for resolving problem assets and has maintained the allowance for loan loss at an elevated level. The provision for loan losses totaled $1.9 million and $3.3 million, respectively, for the three and six month periods ended June 30, 2012, compared to $1.5 million and $7.0 million, respectively, for the same periods in the prior year. The year to date 2012 provision is significantly lower than in 2011 reflecting improvements achieved in the resolutions of classified and nonperforming loans, however, the provisions in both 2012 and 2011 are reflective of continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality.

Total deposits increased slightly by $14.6 million during the six month period ended June 30, 2012, compared to the prior year end. The Company continued to emphasize its core deposit growth, while placing less emphasis on non core deposits including deposits which are obtained on a bid basis.

Liquidity from deposit growth, the proceeds from loan sales, and excess loan and investment repayments over new production was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to significant margin compression. The net interest margin was 3.93 percent and 4.34 percent, respectively, for the three and six month periods ended June 30, 2012, compared to 4.55 percent and 4.47 percent, respectively, for the same periods in the prior year. The Company expects some additional net interest margin compression in future quarters due to maturing loans and investments being reinvested at lower interest rates and until redeployment of the excess proceeds from the recent loan sales and other maturing assets can be completed in a manner consistent with the Company’s risk management policies. Regardless of the timing of the aforementioned redeployment, if interest rates continue at current levels, we expect that additional downward pressure on net interest margin will continue.

As a result of the aforementioned activities, tax equivalent basis net interest income decreased by $4.1 million or 13.6 percent to $26.1 million for the three month period ended June 30, 2012, compared to $30.2 million for the same period in the prior year. Tax equivalent basis net interest income decreased by $0.4 million or 0.7 percent to $57.9 million for the six month period ended June 30, 2012, compared to $58.3 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.6 million and $1.1 million, respectively, for the three and six month periods ended June 30, 2012, compared to $0.6 million and $1.2 million, respectively, for the same periods in the prior year.

The Company’s non interest income was $4.8 million and $25.1 million, respectively, for the three and six month periods ended June 30, 2012. This represented increases of $1.0 million and $16.0 million, respectively, compared to $3.8 million and $9.1 million, respectively, for the same periods in the prior year. The increase in the three month period ended June 30, 2012, compared to the same period in the prior year, resulted from higher other income and lower other losses, partially offset by lower service fees and lower investment advisory fees. The increase in the six month period ended June 30, 2012, compared to the same period in the prior year, resulted from a $15.9 million pretax gain on sales of loans completed in the first quarter of 2012 and higher other income, partially offset by lower service fees, lower investment advisory fees and higher impairment charges on securities available-for-sale. Investment advisory fee income was lower in 2012 primarily as a result of the effects of continued fluctuation in both domestic and international equity markets. Service charges decreased slightly due to decreased activity. Pre-tax impairment charges on securities available for sale were $0.5 million for the six month period ended June 30, 2012 and $0.2 million for the same period in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The increase in non interest income was also affected by other losses of $1.0 million and $0.9 million, respectively, for the three and six month periods ended June 30, 2011. These losses related to sales and revaluations of other real estate owned and loans held for sale.

Non interest expense was $21.0 million and $41.9 million, respectively, for the three and six month periods ended June 30, 2012. This represented increases of $0.4 million or 1.9 percent and $0.8 million or 1.9 percent, respectively, compared to $20.6 million and $41.1 million, respectively, for the same periods in the prior year. The increase in non interest expense resulted primarily from an additional provision of $1.3 million related to the previously announced investigations and settlement discussions with the Securities and Exchange Commission (SEC) and the Department of Labor (DOL) relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. Based on ongoing settlement discussions with the SEC and the DOL, the Company believes it has substantially accrued for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the complete accrual cannot be determined. Other changes in non interest expense included decreases in costs associated with problem loan resolution and decreases in FDIC insurance, partially offset by increases in investments in technology and personnel to accommodate expanding risk management requirements and growth and the expansion of services and products available to new and existing customers.

The Office of Comptroller of the Currency (OCC) has directed greater scrutiny to banks with higher levels of commercial real estate loans. During the fourth quarter of 2009, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. The Company and HVB have continuously exceeded all required regulatory capital ratios.

On February 1, 2012, Hudson Valley announced that during a routine exam and discussions with the OCC, HVB was made aware that it would be required to reduce its concentration in commercial real estate loans, including multi-family lending, as well as classified loans. As previously disclosed, the Company’s response to these discussions with the OCC included a commitment to reduce concentrations of CRE loans and classified assets to less than 400 percent and 25 percent of risk-based capital, respectively, in the near term.

As a result of the loan sales completed in the first quarter of 2012, and other resolution efforts, the Company reduced CRE loans to 365 percent of risk-based capital from 558 percent at the end of last year, while lowering classified assets to 24.6 percent of risk-based capital. Classified assets ranged between 56 percent and 67 percent of risk-based capital in 2011, before the impact of loan marks at December 31, 2011.

On April 24, 2012, the board of directors of Hudson Valley Bank signed a formal written agreement with the OCC. With this agreement, Hudson Valley is committing to adopt best practices modeled on those of the nation’s larger financial institutions, as well as evolving expectations of regulatory agencies on community banks. Included in the agreed-upon commitments are enhancements to HVB’s procedures, systems, policies, programs, plans, training and resources. The agreement is consistent with the CRE lending and classified asset concentration commitments Hudson Valley announced on February 1. The written agreement imposes no specific capital ratio mandates or other quantitative conditions or obligations on Hudson Valley and does not impose any limit on HVB board’s ability to pay dividends to its parent, except those imposed by the law. During the second quarter of 2012, the Bank submitted a capital plan to the OCC, which included provisions regarding the payment of dividends by HVB, as required under the written agreement. The Bank is operating in accordance with its capital plan without supervisory objection from the OCC.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2012 and 2011

Summary of Results

The Company recorded net income of $5.0 million or $0.25 per diluted share and $23.0 million or $1.17 per diluted share for the three and six month periods ended June 30, 2012, compared to $7.4 million or $0.38 per diluted share and $12.3 million or $0.63 per diluted share for the same periods in the prior year. Per share amounts for the 2011 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2011. The decrease in earnings for the three month period ended June 30, 2012, compared to the same period in the prior year, was primarily due to a $4.1 million decrease in net interest income, the anticipated result of excess liquidity remaining from the proceeds of the loan sales conducted in the first and second quarters of 2012. In addition to the decrease in net interest income, income from the second quarter of 2012 was lower, compared to the same period in the prior year, as a result of higher provision for loan losses and lower fee income, partially offset by lower loss on sales and revaluations of loans and other real estate owned and slightly higher non interest expenses. The increase in earnings for the six month period ended June 30, 2012, compared to the same period in the prior year, resulted primarily from pretax gain of $15.9 million resulting from the successful completion of $474 million of loan sales announced in the fourth quarter of 2011 and completed at the end of the first quarter of 2012. The loan sales were conducted as part of the Company’s efforts to reduce the levels of nonperforming and other classified loans, and also to reduce the overall concentration in commercial real estate loans. In addition to the gains on the loan sales, income for the six month period ended June 30, 2012 was higher, compared to the same period in the prior year, as a result of higher non interest income and a lower provision for loan losses, partially offset by lower net interest income, higher impairment charges on securities available for sale and slightly higher non interest expenses. The provision for loan losses totaled $1.9 million and $3.3 million, respectively, for the three and six month periods ended June 30, 2012, compared to $1.5 million and $7.0 million, respectively, for the same periods in the prior year. The 2012 provision is significantly lower than in 2011 reflecting improvements achieved in the resolutions of classified and nonperforming loans, however, the provisions in both 2012 and 2011 are reflective of continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality.

Annualized returns on average stockholders’ equity and average assets were 6.7 percent and 0.7 percent for the three month period ended June 30, 2012, compared to 10.1 percent and 1.1 percent for the same period in the prior year. Annualized returns on average stockholders’ equity and average assets were 15.9 percent and 1.6 percent for the six month period ended June 30, 2012, compared to 8.4 percent and 0.9 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 6.8 percent and 16.0 percent for the three and six month periods ended June 30, 2012, compared to 10.1 percent and 8.4 percent for the same periods in the prior year. Adjusted average stockholders’ equity excludes the effects of average net unrealized gains on securities available for sale, net of tax, of $2.0 million and $2.4 million for the three and six month periods ended June 30, 2012, and $0.2 million and $0.3 million for the same period in the prior year. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the periods indicated, as well as total interest and corresponding yields and rates (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest(3)	Yield/ Rate	Average Balance	Interest(3)	Yield/ Rate

	(Unaudited)
ASSETS
Interest earning assets:
Deposits in banks	$532,009	$298	0.22%	$250,408	$201	0.32%
Federal funds sold	16,658	9	0.22%	41,988	23	0.22%
Securities:(1)
Taxable	373,009	3,140	3.37%	358,474	3,147	3.51%
Exempt from federal income taxes	96,953	1,554	6.41%	110,642	1,769	6.40%
Loans, net(2)	1,577,190	22,663	5.75%	1,840,076	27,941	6.07%

Total interest earning assets	2,595,819	27,664	4.26%	2,601,588	33,081	5.09%

Non interest earning assets:
Cash and due from banks	46,279			50,110
Other assets	150,049			140,332

Total non interest earning assets	196,328			190,442

Total assets	$2,792,147			$2,792,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$856,977	$917	0.43%	$969,145	$1,603	0.66%
Savings	126,547	148	0.47%	112,632	115	0.41%
Time	140,963	211	0.60%	169,824	384	0.90%
Checking with interest	358,670	138	0.15%	290,163	188	0.26%
Securities sold under repo & other s/t borrowings	44,715	16	0.14%	45,350	57	0.50%
Other borrowings	16,450	182	4.43%	46,379	501	4.32%

Total interest bearing liabilities	1,544,322	1,612	0.42%	1,633,493	2,848	0.70%

Non interest bearing liabilities:
Demand deposits	925,569			841,503
Other liabilities	28,830			23,804

Total non interest bearing liabilities	954,399			865,307

Stockholders’ equity(1)	293,426			293,230

Total liabilities and stockholders’ equity	$2,792,147			$2,792,030

Net interest earnings		$26,052			$30,233

Net yield on interest earning assets			4.01%			4.65%

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest(3)	Yield/ Rate	Average Balance	Interest(3)	Rate Yield/

	(Unaudited)
ASSETS
Interest earning assets:
Deposits in banks	$327,322	$354	0.22%	$263,609	$365	0.28%
Federal funds sold	16,647	17	0.20%	43,318	49	0.23%
Securities:(1)
Taxable	384,002	6,453	3.36%	349,276	6,097	3.49%
Exempt from federal income taxes	98,806	3,071	6.22%	112,988	3,555	6.29%
Loans, net(2)	1,787,290	51,578	5.77%	1,784,059	54,273	6.08%

Total interest earning assets	2,614,067	61,473	4.70%	2,553,250	64,339	5.04%

Non interest earning assets:
Cash and due from banks	47,850			45,591
Other assets	154,651			146,736

Total non interest earning assets	202,501			192,327

Total assets	$2,816,568			$2,745,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$919,917	$2,156	0.47%	$919,924	$3,142	0.68%
Savings	121,171	261	0.43%	113,695	242	0.43%
Time	142,953	465	0.65%	177,107	819	0.92%
Checking with interest	329,671	282	0.17%	285,510	361	0.25%
Securities sold under repo & other s/t borrowings	49,150	67	0.27%	42,545	104	0.49%
Other borrowings	16,455	363	4.41%	60,642	1,345	4.44%

Total interest bearing liabilities	1,579,317	3,594	0.46%	1,599,423	6,013	0.75%

Non interest bearing liabilities:
Demand deposits	923,730			830,784
Other liabilities	27,016			23,260

Total non interest bearing liabilities	950,746			854,044

Stockholders’ equity(1)	286,505			292,110

Total liabilities and stockholders’ equity	$2,816,568			$2,745,577

Net interest earnings		$57,879			$58,326

Net yield on interest earning assets			4.43%			4.57%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.

(2)	Includes loans classified as non-accrual and loans held-for-sale.

(3)	The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below.

Average Balances and Interest Rates Non-GAAP Reconciliation to GAAP

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(000’s)		(000’s)
Total interest earning assets:
As reported	$2,598,762	$2,601,546	$2,617,656	$2,553,508
Unrealized gain on securities available for sale(1)	2,943	(42)	3,589	258

Adjusted total interest earning assets	$2,595,819	$2,601,588	$2,614,067	$2,553,250

Net interest earnings:
As reported	$25,508	$29,614	$56,804	$57,082
Adjustment to tax equivalency basis(2)	544	619	1,075	1,244

Adjusted net interest earnings	$26,052	$30,233	$57,879	$58,326

Net yield on interest earning assets:
As reported	3.93%	4.55%	4.34%	4.47%
Effects of (1) and (2) above	0.08%	0.10%	0.09%	0.10%

Adjusted net yield on interest earning assets	4.01%	4.65%	4.43%	4.57%

Average stockholders’ equity:
As reported	$295,378	$293,390	$288,918	$292,413
Effects of (1) and (2) above	1,952	160	2,413	303

Adjusted average stockholders’ equity	$293,426	$293,230	$286,505	$292,110

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2012 and 2011:

	(000’s)			(000’s)
	Three Month Period Increase (Decrease) Due to Change in			Six Month Period Increase (Decrease) Due to Change in
	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Interest income:
Deposits in Banks	$226	$(129)	$97	$88	$(99)	$(11)
Federal funds sold	(14)	—	(14)	(30)	(2)	(32)
Securities:
Taxable	128	(135)	(7)	606	(250)	356
Exempt from federal income taxes	(219)	4	(215)	(446)	(38)	(484)
Loans, net	(3,992)	(1,286)	(5,278)	98	(2,793)	(2,695)

Total interest income	(3,871)	(1,546)	(5,417)	316	(3,182)	(2,866)

Interest expense:
Deposits:
Money market	(186)	(500)	(686)	—	(986)	(986)
Savings	14	19	33	16	3	19
Time	(65)	(108)	(173)	(158)	(196)	(354)
Checking with interest	44	(94)	(50)	56	(135)	(79)
Securities sold under repo & other s/t borrowings	(1)	(40)	(41)	16	(53)	(37)
Other borrowings	(323)	4	(319)	(980)	(2)	(982)

Total interest expense	(517)	(719)	(1,236)	(1,050)	(1,369)	(2,419)

(Decrease) increase in interest differential	$(3,354)	$(827)	$(4,181)	$1,366	$(1,813)	$(447)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.

(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2012 and 2011.

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

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. As previously noted in the Company’s 2011 Annual Report on Form 10-K, the Company has experienced an extended period of severe negative economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans, weak loan demand and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of smaller community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans. During this period of economic difficulty and low interest rates, the Company took various steps to address these issues. These steps included repositioning its securities portfolio, reducing higher cost term borrowings and, during the first half of 2012, executing significant loan sales for the purpose of reducing commercial real estate concentrations and overall levels of classified and nonperforming loans. These actions have resulted in significant margin compression, particularly in the second quarter of 2012, as a result of the impact of only partial redeployment of proceeds from loan sales completed in the first quarter of 2012 together with the continuation of historically low interest rate levels. As a result of these differentials in redeployment and average yields, together with the current historically low interest rate environment, the Company expects additional margin compression will result in the near term, particularly during the period of redeployment of the remaining proceeds from the loan sales. Management believes that the results of these efforts has enabled the Company, given the difficulties encountered during the recent financial crisis, to maximize its net interest income, address regulatory concerns, and effectively reposition its portfolios from both asset composition and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, decreased by $4.1 million or 13.6 percent to $26.1 million and by $0.4 million or 0.7 percent to $57.9 million, respectively, for the three and six month periods ended June 30, 2012, compared to $30.2 million and $58.3 million, respectively, for the same periods in the prior year. Net interest income for the 2012 periods was lower primarily due to decreases in the tax equivalent basis net interest margin to 4.01 percent and 4.43 percent, respectively, for the three and six month periods ended June 30, 2012, compared to 4.65 percent and 4.57 percent, respectively, for the same periods in the prior year. The declines in the 2012 net interest margins were primarily caused by significant increases in short term liquidity balances resulting from the proceeds of loan sales, together with the continuing effects of the current low interest rates on the redeployment of maturing loans and investments. The decreases in 2012 net interest income were also affected by increases in the excess of adjusted average interest earning assets over average interest bearing liabilities of $83.4 million or 8.6 percent to $1,051.5 million, and $80.9 million or 8.5 percent to $1,034.8 million, respectively, for the three and six month periods ended June 30, 2012, compared to $968.1 million and $953.9 million, respectively, for the same periods in the prior year.

The Company’s overall asset quality has improved as a result of actions taken by management to reduce concentrations and classified assets. However, asset quality has continued to be adversely affected by the current state of the economy and has continued to experience elevated levels of delinquent and nonperforming loans, and declines in the loan-to-value ratios on existing loans. Changes in the levels of nonperforming loans have a direct impact on net interest income.

The Company’s short-term liquidity remains at elevated levels, resulting from continued deposit growth, soft loan demand and proceeds from recent loan sales which have not as yet been redeployed. This excess liquidity contributed to margin compression. The Company has made efforts throughout the extended period of severe economic uncertainty and fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. The Company continues to increase the number of loans originated with interest rate floors and exercise caution in reinvestment of excess liquidity provided from continued strong deposit growth and proceeds from loan sales. These actions are being conducted partially to maintain flexibility in reaction to the continuation of historically low interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets. Management believes that the result of these efforts has enabled the Company, given the difficulties being encountered in the current economic crisis, to maximize the effective repositioning of its portfolios from both asset and interest rate risk perspectives.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Average volume decreases in loan and federal funds sold and lower average yield on interest earning assets, partially offset by average volume increases in interest bearing deposits and investments, resulted in lower interest income for the three month period ended June 30, 2012, compared to the same period in the prior year. Average volume decreases in federal funds sold and lower average yield on interest earning assets, partially offset by volume increases in interest bearing deposits and investments and a slight increase in the average volume of loans, resulted in lower interest income for the six month period ended June 30, 2012, compared to the same period in the prior year. Adjusted average interest earning assets for the three and six month periods ended June 30, 2012 decreased $5.8 million or 0.2 percent to $2,595.8 million and increased $60.8 million or 2.4 percent to $2,614.1, respectively, from $2,601.6 million and $2,553.3 million, respectively, for the same periods in the prior year.

Loans are the largest component of interest earning assets. Average net loans decreased $262.9 million or 14.3 percent to $1,577.2 million, for the three month period ended June 30, 2012, compared to $1,840.1 million for the same period in the prior year. The average yield on loans was 5.75 percent for the three month period ended June 30, 2012, compared to 6.07 percent for the same period in the prior year. As a result, interest income on loans was lower for the three month period ended June 30, 2012, compared to the same period in the prior year, due to lower average volume and lower average interest rates. Average net loans increased slightly by $3.2 million or 0.2 percent to $1,787.3 million, for the six month period ended June 30, 2012, compared to $1,784.1 million for the same period in the prior year. The average yield on loans was 5.77 percent for the six month period ended June 30, 2012, compared to 6.08 percent for the same period in the prior year. As a result, interest income on loans was lower for the three month period ended June 30, 2012, compared to the same period in the prior year, due to lower average interest rates, partially offset by slightly higher average volume.

Average total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, increased $0.9 million or 0.2 percent to $470.0 million for the three month period ended June 30, 2012, compared to $469.1 million for the same period in the prior year. The average tax equivalent basis yield on securities was 4.00 percent for the three month period ended June 30, 2012, compared to 4.19 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three month period ended June 30, 2012, compared to the same period in the prior year, due to lower average interest rates, partially offset by slightly higher average volume. Average total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, increased $20.5 million or 4.4 percent to $482.8 million for the six month period ended June 30, 2012, compared to $462.3 million for the same period in the prior year. The average tax equivalent basis yield on securities was 3.95 percent for the six month period ended June 30, 2012, compared to 4.18 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the six month period ended June 30, 2012, compared to the same period in the prior year, due to lower average interest rates, partially offset by slightly higher average volume. Increases or decreases in average FHLB stock result from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $1.2 million or 42.9 percent to $1.6 million for the three month period ended June 30, 2012, compared to $2.8 million for the same period in the prior year. Average interest bearing liabilities decreased $89.2 million or 5.5 percent to $1,544.3 million for the three month period ended June 30, 2012, compared to $1,633.5 million for the same period in the prior year. The decrease in average interest bearing liabilities for the three month period ended June 30, 2012, compared to the same period in the prior year, was due to average volume decreases in interest bearing demand deposits, time deposits, securities sold under repurchase agreements and other short-term borrowings and other borrowings. The average interest rate paid on interest bearing liabilities was 0.42 percent for the three month period ended June 30, 2012, compared to 0.70 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three month period ended June 30, 2012, compared to the same period in the prior year due to lower average volume and lower average interest rates. Interest expense decreased $2.4 million or 40.0 percent to $3.6 million for the six month period ended June 30, 2012, compared to $6.0 million for the same period in the prior year. Average interest bearing liabilities decreased $20.1 million or 1.3 percent to $1,579.3 million for the six month period ended June 30, 2012, compared to $1,599.4 million for the same period in the prior year. The decrease in average interest bearing liabilities for the six month period ended June 30, 2012, compared to the same period in the prior year, was due to average volume decreases in time deposits and other borrowings, partially offset by volume increases in interest bearing demand deposits and securities sold under agreements to repurchase and other short-term borrowings. The average interest rate paid on interest bearing liabilities was 0.46 percent for the six month period ended June 30, 2012, compared to 0.75 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the six month period ended June 30, 2012, compared to the same period in the prior year due to lower average volume and lower average interest rates. . The decrease in other borrowings for the three and six month periods ended June 30, 2012, compared to the same periods in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts.

Average non interest bearing demand deposits increased $84.1 million or 10.0 percent to $925.6 million, and $92.9 million or 11.2 percent to $923.7 million, respectively, for the three and six month period ended June 30, 2012, compared to $841.5 million and $830.8 million, respectively for the same periods in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended Jun 30		Six Months Ended Jun 30
	2012	2011	2012	2011
Average interest rate on:
Total average interest earning assets	4.26%	5.09%	4.70%	5.04%
Total average interest bearing liabilities	0.42%	0.70%	0.46%	0.75%
Total interest rate spread	3.84%	4.39%	4.24%	4.29%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded provisions for loan losses of $1.9 million and $3.3 million for the three and six month periods ended June 30, 2012, compared to $1.5 million and $7.0 million for the same periods in the prior year. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Allowance for Loan Losses” for further discussion.

Non Interest Income

The Company’s non interest income was $4.8 million and $25.1 million, respectively, for the three and six month periods ended June 30, 2012. This represented increases of $1.0 million and $16.0 million, respectively, compared to $3.8 million and $9.1 million, respectively, for the same periods in the prior year. The increase in the three month period ended June 30, 2012, compared to the same period in the prior year, resulted from higher miscellaneous income and lower other losses, partially offset by lower service fees and lower investment advisory fees. The increase in the six month period ended June 30, 2012, compared to the same period in the prior year, resulted from a $15.9 million pretax gain on sales of loans completed in the first quarter of 2012 and higher other income, partially offset by lower service fees, lower investment advisory fees and higher impairment charges on securities available-for-sale. Non interest income also included recognized pre-tax impairment charges on securities available for sale of $0.5 million and $0.1 million, respectively, for the three and six month periods ended June 30, 2012 and $0.1 million and $0.2 million, respectively, for the same periods in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. Non interest income also included other losses of $1.0 million and $0.9 million, respectively, for the three and six month periods ended June 30, 2011. These losses related to sales and revaluations of other real estate owned and loans held for sale.

Non Interest Expense

Non interest expense was $21.0 million and $41.9 million, respectively, for the three and six month periods ended June 30, 2012. This represented increases of $0.4 million or 1.9 percent and $0.8 million or 1.9 percent, respectively, compared to $20.6 million and $41.1 million, respectively, for the same periods in the prior year. The increase in non interest expense resulted primarily from an additional provision of $1.3 million related to the previously announced investigations and settlement discussions with the SEC and DOL relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. Based on ongoing settlement discussions with the SEC and the DOL, the Company believes it has substantially accrued for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the complete accrual cannot be determined. Other changes in non interest expense included decreases in costs associated with problem loan resolution and decreases in FDIC insurance, partially offset by increases in investments in technology and personnel to accommodate expanding risk management requirements, growth and the expansion of services and products available to new and existing customers.

Salaries and employee benefits expense, the largest component of non interest expense, for the three and six month periods ended June 30, 2012 increased $0.1 million or 0.9 percent to $11.4 million and $0.1 million or 0.5 percent to $22.2 million, respectively, compared to $11.3 million and $22.1 million for the same periods in the prior year. Increases in salaries in 2012 were offset by the partial reduction of previously accrued officers’ incentive compensation in March 2012.

Occupancy expense for the three month period ended June 30, 2012 was unchanged from the same period in the prior year. Occupancy expense for the six month period ended June 30, 2012 decreased $0.1 million or 2.2 percent to $4.4 million compared to $4.5 million for the same period in the prior year. The slight decrease reflected lower maintenance costs during the current period.

Professional services expense for the three and six month periods ended June 30, 2012 increased $0.3 million or 17.6 percent to $2.0 million and $0.7 million or 21.9 percent to $3.9 million, respectively, compare to $1.7 million and $3.2 million for the same periods in the prior year. The increases was primarily due to costs related to the engagement of consultants to assist with new systems implementations and legal costs related to the aforementioned SEC and DOL investigations of A.R. Schmeidler & Co., Inc.

Equipment expense for the three and six month periods ended June 30, 2012 increased $0.1 million or 9.1 percent to $1.2 million and $0.1 million or 4.8 percent to $2.2 million, respectively, compared to $1.1 million and $2.1 million for the same periods in the prior year. The increases were due to increased equipment and software maintenance costs.

Business development expense for the three and six month periods ended June 30, 2012 increased $0.2 million or 33.3 percent to $0.8 million and $0.3 million or 27.3 percent to $1.4 million, respectively, compared to $0.6 million and $1.1 million for the same periods in the prior year. The increases were due to increased business development efforts and expenses related to the celebration of the Bank’s 40th anniversary.

The FDIC assessment for the three month period ended June 30, 2012 was unchanged compared to the prior year period. The FDIC assessment for the six month period ended June 30, 2012 decreased $0.4 million or 22.2 percent to $1.4 million compared to $1.8 million for the same period in the prior years. The decrease was due to the change in the premium calculation base by the FDIC.

Significant changes in other components of non interest expense for the three and six month periods ended June 30, 2012 compared to the same periods in the prior year were due to the following:

•

Increases of $129,000 (218.6%) and $103,000 (735.7%), respectively, in other insurance expense, resulting from increases in blanket bond insurance costs partially offset by reductions in the estimates of the net cost of certain life insurance policies,

•	Increase of $51,000 (26.3%) and a decrease of $57,000 (12.2%), respectively, in courier expenses due to increased utilization during the second quarter of 2012,

•	Decreases of $412,000 (64.8%) and $410,000 (39.4%), respectively, in other loan expenses due to lower expenses related to OREO and loans in the asset recovery portfolio,

•

Increase of $11,000 (1.0%) and decrease of $148,000 (6.5%), respectively, in outside services. The slight increase for the three month period was due to the completion of a systems implementation during the second quarter of 2012. The decrease for the six month period in outside services, was due to outsourcing of several data processing functions

•	Decreases of $49,000 (37.7%) and $87,000 (33.2%), respectively, in meetings and seminars, reflecting reduced participation in such events in 2012,

•

Decrease of $75,000 (11.0%) and increase of $769,000 (50.5%) in other expenses, resulting from the additional contingency provision of $1.2 million, recorded during the first quarter of 2012, related to the aforementioned SEC investigation of A.R. Schmeidler & Co., Inc.

Income Taxes

Income taxes of $2.4 million and $13.8 million, respectively, were recorded in the three and six month periods ended June 30, 2012, compared to $3.8 million and $5.8 million, respectively, for the same period in the prior year. The overall effective tax rate of 37.5 percent for the six month period ended June 30, 2012 was higher compared to 32.0 percent for the same period in the prior year. The 2012 effective rate was higher primarily due to the fact that the tax effect of the $15.9 million gain on loan sales resulted in tax-exempt income representing a lower percentage of pretax income in 2012 compared to 2011. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

Assets

The Company had total assets of $2,816.2 million at June 30, 2012, an increase of $18.5 million or 0.6 percent from $2,797.7 million at December 31, 2011.

Cash and Due from Banks

Cash and due from banks was $641.3 million at June 30, 2012, an increase of $563.2 million or 721.1 percent from $78.1 million at December 31, 2011. Included in cash and due from banks is interest earning deposits of $595.3 million at June 30, 2012 and $34.4 million at December 31, 2011. The increase was due to the proceeds from the sale of loans held for sale not being fully deployed.

Federal Funds Sold

Federal funds sold totaled $22.3 million at June 30, 2012, an increase of $5.9 million or 36.0 percent from $16.4 million at December 31, 2011. The increase was a result of the proceeds from the sale of loans held for sale not being fully deployed.

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

The available for sale portfolio totaled $456.2 million at June 30, 2012 which was a decrease of $51.5 million or 10.1 percent from $507.9 million at December 31, 2011. The decrease resulted from a $34.8 million decrease in mortgage-backed securities and a decrease of $16.7 million of obligations of state political subdivisions. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $11.2 million at June 30, 2012 and $11.6 million at December 31, 2011. These pooled trust preferred securities have suffered severe declines in the prior periods in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities.

The held to maturity portfolio totaled $11.5 million at June 30, 2012, which was a decrease of $1.4 million or 10.9 percent from $12.9 million at December 31, 2011. The decrease was due to a decrease in mortgage-backed securities.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $4.8 million and $3.8 million, respectively, at June 30, 2012 and December 31, 2011.

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

There were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2012 or December 31, 2011.

Loan Portfolio

Net loans totaled $1,523.8 million at June 30, 2012, a decrease of $17.6 million or 1.1 percent from $1,541.4 million at December 31, 2011. The decrease resulted principally from a $57.2 million decrease in commercial real estate loans, a $13.8 million decrease in construction loans and a $6.3 million decrease in lease financing and other loans, These decreases were partially offset by a $44.3 increase in residential real estate loans and a $12.6 million increase is commercial and industrial loans. The increase in residential loans was primarily the result the purchase of adjustable rate residential loans, which were purchased as partial redeployment of proceeds from sales of loans held for sale.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	June 30 2012	December 31 2011
Real Estate:
Commercial	$633,581	$690,837
Construction	96,211	110,027
Residential	559,144	514,828
Commercial & Industrial	231,140	218,500
Individuals & lease financing	35,510	41,760

Total loans	1,555,586	1,575,952
Deferred loan fees	(3,020)	(3,862)
Allowance for loan losses	(28,733)	(30,685)

Loans, net	$1,523,833	$1,541,405

The following table illustrates the trend in nonperforming assets, delinquency and net charge-offs from June 2011 to June 2012 (in thousands):

	Jun 30 2012	Mar 31 2012	Dec 31 2011	Sep 30 2011	Jun 30 2011
Non-Accrual Loans:
Real Estate:
Commercial	12,222	11,372	13,212	20,614	20,778
Construction	2,659	4,317	5,481	17,237	13,785
Residential	11,888	4,440	3,396	12,248	13,755

Total Real Estate	26,769	20,129	22,089	50,099	48,318
Commercial & Industrial	12,535	7,730	7,803	8,196	9,050
Lease Financing and Individuals	—	—	—	241	249

Total Non-Accrual Loans	39,304	27,859	29,892	58,536	57,617

Other Real Estate Owned	250	1,174	1,174	924	2,370

Nonperforming Assets excluding loans held for sale	39,554	29,033	31,066	59,460	59,987
Nonperforming loans held for sale	—	—	27,848	2,244	4,506

Total Nonperforming Assets including loans held for sale	$39,554	$29,033	$58,914	$61,704	$64,493

Net charge-offs (recoveries) during quarter	$5,017	$188	$66,086	$2,276	$(56)

Nonperforming assets to total assets:
Excluding loans held for sale	1.40%	1.03%	1.11%	2.03%	2.13%
Including loans held for sale	1.40%	1.03%	2.11%	2.11%	2.29%

Non-accrual loans increased $9.4 million to $39.3 million at June 30, 2012 from $29.9 million at December 31, 2011. There was no interest income on non-accrual loans included in net income for the six month period ended June 30, 2012 and the year ended December 31, 2011. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.9 million and $1.1 million for the six month period ended June 30, 2012 and the year ended December 31, 2011, respectively.

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

During the six month period ended June 30, 2012:

•

Non-accrual commercial real estate loans decreased $1.0 million resulting from the transfer of two loans totaling $4.8 million to non-accrual residential loans due to changes in the underlying collateral securing those loans, the charge-off of three loans totaling $3.6 million, the payoffs of six loans totaling $6.7 million, principal payments of $0.1 million, which was partially offset by the addition of fifteen loans totaling $14.2 million.

•

Non-accrual construction loans decreased $2.8 million, resulting from the payoff of two loans totaling $5.0 million, a partial charge-off of one loan totaling $1.0 million and principal payments of $0.1 million, which was partially offset by the addition of two loans totaling $3.3 million

•

Non-accrual residential loans increased $8.5 million resulting transfer of two loans totaling $4.8 million from non-accrual commercial real estate loans and one loan totaling $0.1 million from non-accrual commercial and industrial loans due to changes in the underlying collateral securing those loans and the addition of five loans totaling $5.4 million, which was partially offset by the partial charge-off of one loan totaling $1.2 million and the charge-off of four loans totaling $0.6 million.

•

Non-accrual commercial and industrial loans increased $4.7 million resulting from the addition of sixteen loans totaling $7.7 million and the transfer of one loan totaling $0.1 million from non-accrual commercial and industrial loans due to changes in the underlying collateral securing that loan, which was partially offset by charge-offs of $2.9 million and principal payments of $0.2 million.

There were no loans past due 90 days or more and still accruing at June 30, 2012 and December 31, 2011. In addition, the Company had $5.4 million and $5.0 million of loans that were 31-89 days delinquent and still accruing at June 30, 2012 and December 31, 2011, respectively.

Loans considered by the Company to be impaired totaled $58.5 million and $47.9 million at June 30, 2012 and December 31, 2011, respectively, for which no specific reserve and specific reserves of $2.4 million had been established.

There were thirteen loans totaling $32.3 million at June 30, 2012 and sixteen loans totaling $29.0 million at December 31, 2011 that were considered troubled debt restructurings (TDRs). Of the June 30, 2012 TDRs, eight loans totaling $19.2 million on accrual status and four loans totaling $12.7 million on non-accrual status were performing in accordance with their restructured terms. The remaining $0.4 million loan was in default and on non-accrual status. Of the December 2011 TDRs, seven loans totaling $18.0 were on accrual status and nine loans totaling $11.0 million were on non-accrual status. At December 31, 2011 all TDRs were performing in accordance with their restructured terms. At June 30, 2012, the Company had no commitments to lend additional funds to non-accrual loans or TDRs.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)			(000’s)
	June 30 2012	Change During 2012	Dec 31 2011	June 30 2011	Change During 2011	Dec 31 2010
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—
Construction	—	$(2,374)	$2,374	$907	$57	$850
Residential	—	—	—	—	(17)	17
Commercial and Industrial	—	—	—	25	—	25
Lease Financing and other	—	—	—	—	—	—

Total Specific Component	—	(2,374)	2,374	932	40	892

Formula:
Real Estate:
Commercial	$11,592	(1,184)	12,776	17,112	376	16,736
Construction	4,496	400	4,096	5,533	(757)	6,290
Residential	8,789	696	8,093	13,161	3,327	9,834
Commercial and Industrial	3,420	770	2,650	4,221	(44)	4,265
Lease Financing and other	436	(260)	696	930	(2)	932

Total Formula Component	28,733	422	28,311	40,957	2,900	38,057

Total Allowance	$28,733		$30,685	$41,889		$38,949

Net Change		(1,952)			2,940
Net Charge-offs		5,205			4,057

Provision for loan losses		$3,253			$6,997

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the six months ended June 30, 2012, the Company recorded $6.9 million of charge-offs, of which $5.5 million were partial charge-offs related to nonaccrual loans. At June 30, 2012, the Company had no specific reserves allocated. There was a $2.4 million specific reserve allocated to one impaired loan as of December 31, 2011. This reserve was charged off in the second quarter of 2012 upon completion of the restructure of the related loan for which it was established. The Company’s analyses as of June 30, 2012 and December 31, 2011 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,439.8 million at June 30, 2012, an increase of $14.6 million or 0.6 percent from $2,425.3 million at December 31, 2011. The following table presents a summary of deposits at June 30, 2012 and December 31, 2011:

	(000’s)
	June 30 2012	Dec 31 2011	Increase (Decrease)

Demand deposits	$964,372	$910,329	$54,043
Money market accounts	762,026	963,390	(201,364)
Savings accounts	122,526	114,371	8,155
Time deposits of $100,000 or more	100,860	110,967	(10,107)
Time deposits of less than $100,000	38,305	40,634	(2,329)
Checking with interest	451,759	285,591	166,168

Total Deposits	$2,439,848	$2,425,282	$14,566

The Company experienced growth in both new and existing customers, including growth from new branches added during 2010 and 2011 which was partially offset by seasonal decreases in municipal deposits. This growth was partially offset by planned reductions in certain deposits, primarily higher cost municipal demand deposits.

Borrowings

Total borrowings were $58.6 million at June 30, 2012, a decrease of $10.9 million or 15.7 percent from $69.5 million at December 31, 2011. The decrease resulted from a $10.9 million decrease in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $292.6 million at June 30, 2012, an increase of $15.0 million or 5.4 percent from $277.6 million at December 31, 2011. The increase in stockholders’ equity resulted from net income of $23.0 million and a net increase related to exercises of stock options of $0.3 million, which was partially offset by cash dividends paid on common stock of $7.0 million and a decrease in accumulated other comprehensive income of $1.3 million.

The Company’s and the Bank’s capital ratios at June 30, 2012 and December 31, 2011 are as follows:

	June 30 2012	Dec 31 2011	Minimum to be Considered Well Capitalized	Enhanced Capital Requirements Effective as of December 31, 2009
Leverage ratio:
Company	9.6%	8.8%	5.0%	N/A
HVB	9.5%	8.4%	5.0%	8.0%
Tier 1 capital:
Company	15.8%	11.3%	6.0%	N/A
HVB	15.6%	10.8%	6.0%	10.0%
Total capital:
Company	17.0%	12.6%	10.0%	N /A
HVB	16.8%	12.1%	10.0%	12.0%

Since the fourth quarter of 2009, the Office of the Comptroller of the Currency (“OCC”) required HVB to maintain a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. In addition, the Bank has established internal minimum capital ratios under its capital plan of a total risk-based capital ratio of 13.0%, a Tier 1 risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 8.5%.

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

The Company’s liquid assets at June 30, 2012 include cash and due from banks of $46.0 million, $595.3 million of interest earning deposits and Federal funds sold of $22.3 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $240.0 million at June 30, 2012. This represented 51.6 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $386.9 million, or 40.3 percent of loans at June 30, 2012, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of

June 30, 2012, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at June 30, 2012. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at June 30, 2012. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at June 30, 2012.

As of June 30, 2012, the Company had qualifying loan and investment securities totaling approximately $351 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Hudson Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 include, but are not limited to, statements regarding:

•

our ability to comply with the formal agreement entered into with the Office of the Comptroller of the Currency (the “OCC”) and any additional restrictions placed on us as a result of future regulatory exams or changes in regulatory policy implemented by the OCC or other bank regulators;

•	the OCC and other bank regulators may require us to further modify or change our mix of assets, including our concentration in certain types of loans, or require us to take further remedial actions;

•

the results of the investigation of A.R. Schmeidler & Co., Inc. by the Securities and Exchange Commission (the “SEC”) and the Department of Labor (the “DOL”) and the possibility that our management’s attention will be diverted to the SEC and DOL investigations and settlement discussions and we will incur further costs and legal expenses;

•	the adverse affects on the business of A.R. Schmeidler & Co., Inc. and our trust department arising from a settlement with the SEC and DOL investigations;

•

our inability to pay quarterly cash dividends to shareholders in light of our earnings, the current and future economic environment, Federal Reserve Board guidance, our Bank’s capital plan and other regulatory requirements applicable to Hudson Valley or Hudson Valley Bank;

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

•	lower than expected demand for our products and services;

•	possible impairment of our goodwill and other intangible assets;

•	our inability to manage interest rate risk;

•	increased expense and burdens resulting from the regulatory environment in which we operate and our inability to comply with existing and future regulatory requirements;

•

our inability to maintain regulatory capital above the minimum levels Hudson Valley Bank has set as its minimum capital levels in its capital plan provided to the OCC, or such higher capital levels as may be required;

•	proposed legislative and regulatory action may adversely affect us and the financial services industry;

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	potential liabilities under federal and state environmental laws;

•	regulatory limitations on dividends payable by Hudson Valley or Hudson Valley Bank.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2011 were previously reported in the Company’s 2011 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2012 compared to December 31, 2011.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended June 30, 2012. The Company had no derivative financial instruments in place at June 30, 2012 and December 31, 2011.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2012 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at June 30, 2012, shows a positive cumulative static gap of $493.9 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2012.

Gradual Change in Interest Rates	Percentage Change Percentage Change in Estimated Net Interest Income from June 30, 2012	Policy Limit
+200 basis points	3.3%	(5.0)%
-100 basis points	(1.6)%	(5.0)%

Beginning on March 31, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and -100 basis points scenario is within the Company’s policy limits.

Item 4.    Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended June 30, 2012, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.    Risk Factors

Our business is subject to various risks. These risks are included in our 2011 Annual Report on Form 10-K under “Risk Factors”.

There have been no material changes in such risk factors since the date of such report.

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
Stephen R. Brown President and Chief Executive Officer

August 9, 2012