Form 10-Q/A
period 2012-06-30
HUDSON VALLEY HOLDING CORP
filed 2012-08-28
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

This Amendment No. 1 to Hudson Valley Holding Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 9, 2012 (the “Original Filing”), is being filed solely to furnish XBRL Interactive Data Files as exhibits to the Original Filing in accordance with Rule 405 of Regulation S-T.

As provided in Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

This Amendment No. 1 speaks as of the date of the Original Filing, does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way any disclosures made in the Original Filing. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosure made at the time of the filing of the Original Filing with the Securities and Exchange Commission. In particular, any forward-looking statements included in this Amendment No. 1 represent management’s view as of the filing date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to these filings. Other than as described above, no other changes have been made to the Original Filing.

PART II — OTHER INFORMATION

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

August 28, 2012