Form 10-Q
period 2012-09-30
HUDSON VALLEY HOLDING CORP
filed 2012-11-09
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

Commission File No. 001-34453

HUDSON VALLEY HOLDING CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	13-3148745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Scarsdale Road, Yonkers, NY 10707

(Address of principal executive office with zip code)

914-961-6100

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common stock, par value $0.20 per share	19,643,510

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Three Months Ended September 30
	2012	2011
Interest Income:
Loans, including fees	$21,619	$28,641
Securities:
Taxable	2,902	2,778
Exempt from Federal income taxes	796	989
Federal funds sold	11	24
Deposits in banks	381	154

Total interest income	25,709	32,586

Interest Expense:
Deposits	1,393	2,226
Securities sold under repurchase agreements and other short-term borrowings	18	68
Other borrowings	183	254

Total interest expense	1,594	2,548

Net Interest Income	24,115	30,038
Provision for loan losses	3,723	2,536

Net interest income after provision for loan losses	20,392	27,502

Non Interest Income:
Service charges	1,454	1,671
Investment advisory fees	2,303	2,639
Recognized impairment charge on securities available for sale (includes $699 of total gains and $361 of total losses in 2012 and 2011, respectively, less $699 of gains and $242 of losses on securities available for sale, recognized in other comprehensive income in 2012 and 2011, respectively)	—	(119)
Realized gains on securities available for sale, net	—	8
Gain on sales and revaluation of loans held for sale and other real estate owned, net	—	946
Other income	596	569

Total non interest income	4,353	5,714

Non Interest Expense:
Salaries and employee benefits	11,366	11,296
Occupancy	2,121	2,217
Professional services	1,739	1,700
Equipment	1,071	1,101
Business development	545	452
FDIC assessment	811	553
Other operating expenses	2,382	2,771

Total non interest expense	20,035	20,090

Income Before Income Taxes	4,710	13,126
Income Taxes	1,576	4,618

Net Income	$3,134	$8,508

Basic Earnings Per Common Share	$0.16	$0.44
Diluted Earnings Per Common Share	$0.16	$0.43

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share amounts

	Nine Months Ended September 30
	2012	2011
Interest Income:
Loans, including fees	$73,197	$82,914
Securities:
Taxable	9,355	8,875
Exempt from Federal income taxes	2,792	3,300
Federal funds sold	28	73
Deposits in banks	735	519

Total interest income	86,107	95,681

Interest Expense:
Deposits	4,557	6,790
Securities sold under repurchase agreements and other short-term borrowings	85	172
Other borrowings	546	1,599

Total interest expense	5,188	8,561

Net Interest Income	80,919	87,120
Provision for loan losses	6,976	9,533

Net interest income after provision for loan losses	73,943	77,587

Non Interest Income:
Service charges	4,850	5,263
Investment advisory fees	7,213	7,998
Recognized impairment charge on securities available for sale (includes $594 of total gains and $1,318 of total losses in 2012 and 2011, respectively, less $1,122 of gains and $995 of losses on securities available for sale, recognized in other comprehensive income in 2012 and 2011, respectively)	(528)	(323)
Gains on sales and revaluation of loans held for sale and other real estate owned, net	15,920	73
Realized gains on securities available for sale, net	—	8
Other income	2,041	1,745

Total non interest income	29,496	14,764

Non Interest Expense:
Salaries and employee benefits	33,544	33,377
Occupancy	6,563	6,764
Professional services	5,646	4,902
Equipment	3,300	3,218
Business development	1,899	1,548
FDIC assessment	2,165	2,350
Other operating expenses	8,828	9,029

Total non interest expense	61,945	61,188

Income Before Income Taxes	41,494	31,163
Income Taxes	15,386	10,399

Net Income	$26,108	$20,764

Basic Earnings Per Common Share	$1.33	$1.07
Diluted Earnings Per Common Share	$1.33	$1.06

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended Sep 30		Nine Months Ended Sep 30
	2012	2011	2012	2011
Net Income	$3,134	$8,508	$26,108	$20,764

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	699	(361)	594	(1,318)
Losses recognized in earnings	—	119	528	323

Gains (losses) recognized in comprehensive income	699	(242)	1,122	(995)
Income tax effect	(287)	99	(460)	408

Unrealized holding losses on other-than-temporarily impaired securities available for sale, net of tax	412	(143)	662	(587)

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	245	4,735	(2,320)	2,535
Income tax effect	(105)	(1,777)	759	(907)

	140	2,958	(1,561)	1,628

(Gains) losses recognized in earnings	—	(8)	—	(8)
Income tax effect	—	3	—	3

	—	(5)	—	(5)

Unrealized holding gains (losses) on securities available for sale not other-than-temporarily-impaired , net of tax	140	2,953	(1,561)	1,623

Unrealized holding gain (loss) on securities, net	552	2,810	(899)	1,036

Accrued benefit liability adjustment	143	(78)	431	77
Income tax effect	(58)	31	(173)	(31)

	85	(47)	258	46

Other comprehensive income (loss)	637	2,763	(641)	1,082

Comprehensive Income	$3,771	$11,271	$25,467	$21,846

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share amounts

	Sep 30 2012	Dec 31 2011
ASSETS
Cash and non interest earning due from banks	$53,349	$43,743
Interest earning deposits in banks	778,025	34,361
Federal funds sold	12,517	16,425
Securities available for sale, at estimated fair value (amortized cost of $444,337 in 2012 and $503,584 in 2011)	447,453	507,897
Securities held to maturity, at amortized cost (estimated fair value of $11,627 in 2012 and $13,819 in 2011)	10,902	12,905
Federal Home Loan Bank of New York (FHLB) stock	4,827	3,831
Loans (net of allowance for loan losses of $28,107 in 2012 and $30,685 in 2011)	1,476,814	1,541,405
Loans held for sale	2,354	473,814
Accrued interest and other receivables	25,099	40,405
Premises and equipment, net	24,424	25,936
Other real estate owned	250	1,174
Deferred income tax, net	18,585	19,822
Bank owned life insurance	38,937	37,563
Goodwill	23,842	23,842
Other intangible assets	1,090	1,651
Other assets	10,574	12,896

TOTAL ASSETS	$2,929,042	$2,797,670

LIABILITIES
Deposits:
Non interest bearing	$997,251	$910,329
Interest bearing	1,551,359	1,514,953

Total deposits	2,548,610	2,425,282
Securities sold under repurchase agreements and other short-term borrowings	42,693	53,056
Other borrowings	16,438	16,466
Accrued interest and other liabilities	28,401	25,304

TOTAL LIABILITIES	2,636,142	2,520,108

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2012 and 2011, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,638,090 and 19,516,490 shares in 2012 and 2011, respectively	4,188	4,163
Additional paid-in capital	348,159	347,764
Retained earnings (deficit)	(2,968)	(18,527)
Accumulated other comprehensive income	1,085	1,726
Treasury stock, at cost; 1,299,414 shares in 2012 and 2011	(57,564)	(57,564)

TOTAL STOCKHOLDERS’ EQUITY	292,900	277,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,929,042	$2,797,670

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2012 and 2011

Dollars in thousands, except share amounts

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	19,516,490	$4,163	$(57,564)	$347,764	$(18,527)	$1,726	$277,562
Net income					26,108		26,108
Comprehensive loss						(641)	(641)
Stock option expense and exercises of stock options, net of tax	16,166	3		285			288
Restricted stock awards	105,434	22		110			132
Cash dividends ($0.54 per share)					(10,549)		(10,549)

Balance at September 30, 2012	19,638,090	$4,188	$(57,564)	$348,159	$(2,968)	$1,085	$292,900

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2011	17,665,908	3,793	(57,564)	346,750	(3,989)	927	289,917

Net income					20,764		20,764
Comprehensive income						1,081	1,081
Stock option expense and exercises of stock options, net of tax	28,389	6		587			593
Cash dividends ($0.45 per share)					(8,844)		(8,844)

Balance at September 30, 2011	17,694,297	$3,799	$(57,564)	$347,337	$7,931	$2,008	$303,511

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	Nine Months Ended September 30
	2012	2011
Operating Activities:
Net Income	$26,108	$20,764
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,976	9,533
Depreciation and amortization	2,882	2,969
Recognized impairment charge on securities available for sale	528	323
Realized gain on security transactions net	—	(8)
Amortization of premiums on securities, net	1,492	2,468
Realized loss (gain) on sale and revaluation of OREO	15	(82)
Increase in cash value of bank owned life insurance	(1,113)	(869)
Amortization of other intangible assets	561	616
Stock option expense	37	107
Loss on valuation of loans held for sale	—	8
Realized (gain) on sale of loans held-for-sale	(15,935)	—
Deferred taxes (benefit)	1,363	(1,313)
Increase in deferred loan fees, net	(1,095)	(82)
Decrease in accrued interest and other receivables	15,306	3,109
Decrease (increase) in other assets	2,443	(487)
Excess tax benefits from share-based payment arrangements	—	(7)
Increase in accrued interest and other liabilities	3,660	5,679

Net cash provided by Operating Activities	43,228	42,728

Investing Activities:
Net decrease in short term investments	3,908	35,671
(Increase) decrease in FHLB stock	(996)	3,178
Proceeds from maturities of securities available for sale	191,136	164,096
Proceeds from maturities of securities held to maturity	2,006	2,596
Proceeds from sales of securities available for sale	—	1,284
Purchases of securities available for sale	(133,913)	(209,072)
Proceeds from sales and payments of loans held for sale	487,274	3,253
Net decrease (increase) decrease in loans	58,710	(309,204)
Proceeds from sales of OREO	909	11,036
Premiums paid on bank owned life insurance	(261)	(324)
Net purchases of premises and equipment	(1,370)	(868)

Net cash provided by (used in) Investing Activities	607,403	(298,354)

Financing Activities:
Proceeds from issuance of common stock	251	486
Excess tax benefits from share-based payment arrangements	—	7
Net increase in deposits	123,328	295,256
Cash dividends paid	(10,549)	(8,844)
Repayment of other borrowings	(28)	(71,276)
Net (decrease) increase in securities sold under repurchase agreements and short-term borrowings	(10,363)	10,017

Net cash provided by Financing Activities	102,639	225,646

Increase (decrease) in Cash and Cash Equivalents	753,270	(29,980)

Cash and Cash Equivalents, beginning of period	78,104	284,156

Cash and Cash Equivalents, end of period	$831,374	$254,176

Supplemental disclosures:
Interest paid	$5,956	$9,142
Income tax payments	924	7,262
Transfers from loans held for sale back to loan portfolio	121	2,305
Transfers to other real estate owned	—	850

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2012 and December 31, 2011 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2012 and 2011 and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2012 and 2011. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

The specific component incorporates the Company’s analysis of impaired loans. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. In addition, a loan which has been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered troubled debt restructurings and are also recognized as impaired. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, taking into account estimated selling costs, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of an impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or, if the impairment is considered to be permanent, a full or partial charge-off is recorded against the allowance for loan losses. Triggering events that may impact the Company’s decision to record a specific reserve instead of a partial charge-off on impaired loans typically involve some uncertainty as to the amount of permanent loss to be recorded. Examples include ongoing negotiations with a borrower, new appraisals or other collateral evaluations not yet received or completed and other factors where the decision to record a charge-off is considered premature. The Company has groups of smaller balance homogenous loans which are collectively reviewed for impairment. These groups include residential 1-4 family loans, home equity lines of credit and consumer loans. These loans are not individually risk rated while performing. They are either charged off or evaluated for impairment after 90 days delinquency.

The formula component is calculated by first applying historical loss experience factors to outstanding loans by type. The Company uses a three year average loss experience as the starting base for the formula component. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, recent charge-off and delinquency experience, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified by portfolio segment and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance for possible adverse effects on borrowers or collateral values that may result from widespread damage caused by the recent storm, or in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Loan Charge-Offs – The Company’s charge-off policy covers all loan portfolio classes. Loans are generally fully or partially charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as permanent losses by management, internal loan review and/or bank examiners. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the borrower, the principal and/or guarantors, the cost of continuing, efforts to collect, the status of any foreclosure or legal actions, the value of the collateral, and any other pertinent factors. For loans in groups that are collectively reviewed for impairment, certain actions are taken after 90 days delinquency. Consumer loans, loans and lines with balances of $100,000 or less and other unsecured loans are charged off after 90 days delinquency. Other larger balance residential 1-4 mortgages and home equity lines of credit are placed on nonaccrual status after 90 days delinquency and are immediately evaluated for collectability utilizing a collateral based impairment analysis. Full or partial charge-offs are taken for impairment shortfalls on these loans. The loans are then transferred to asset recovery or other legal channels for foreclosure or other resolution.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. Goodwill is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. Identifiable intangible assets are subject to impairment if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s goodwill impairment evaluations as of December 31, 2011 did not indicate any impairment. The Company is not aware of any events or circumstances that existed with the identified intangible assets that would indicate impairment as of September 30, 2012.

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

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at September 30, 2012 and December 31, 2011 (in thousands):

	($000’s)
	September 30, 2012				December 31, 2011
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Classified as Available for Sale
U.S. Treasury and government agencies	$33,201	$8	$12	$33,197	—	—	—	—
Mortgage-backed securities - residential	306,996	7,189	264	313,921	$385,206	$8,430	$218	$393,418
Obligations of states and political subdivisions	81,007	3,402	—	84,409	96,091	4,508	—	100,599
Other debt securities	13,098	12	7,716	5,394	12,220	—	8,888	3,332

Total debt securities	434,302	10,611	7,992	436,921	493,517	12,938	9,106	497,349
Mutual funds and other equity securities	10,035	609	112	10,532	10,067	617	136	10,548

Total	$444,337	$11,220	$8,104	$447,453	$503,584	$13,555	$9,242	$507,897

	Amortized	Gross Unrecognized		Estimated	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Classified as Held to Maturity
Mortgage-backed securities - residential	$5,762	$498	—	$6,260	$7,767	$607	—	$8,374
Obligations of states and political subdivisions	5,140	227	—	5,367	5,138	307	—	5,445

Total	$10,902	$725	—	$11,627	$12,905	$914	—	$13,819

Included in other debt securities are investments in five pooled trust preferred securities with amortized costs and estimated fair values of $10,006 and $2,996 respectively, at September 30, 2012. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the continued downturn in the economy and increased investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by both Moody’s Investor Services and Fitch Ratings, Ltd at September 30, 2012 with ratings ranging from Caa2 to C. All of the Company’s pooled trust preferred securities are mezzanine class issues, four of which are subordinate to certain other classes of securities within their pools. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Additional expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. All known and projected defaults are applied a loss severity of 100%. All known and expected deferrals are assigned a loss severity between 25% and 100% based on an individual review of the related issuers’ financial information. The review is focused on capital adequacy, earnings performance and various asset quality measurements. An additional factor for potential defaults/deferrals is included in each DCF at 2% of performing collateral in year 1, 1% in year 2 and 0.25% annually thereafter, at a loss severity rate of 85%. A 1% annual prepayment factor is also applied to each DCF. The discount rate used in the DCF was based upon the original yield expected from the related securities.

Significant specific inputs to the cash flow models used in determining credit related OTTI losses on pooled trust preferred securities as of September 30, 2012 included the following:

	PreTSL IV	PreTSL VII	PreTSL VIII	PreTSL VIII	PreTSL X	PreTSL XI
Discount rate index	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR
Discount rate spread	2.25%	1.80%	1.90%	1.90%	1.70%	1.60%
Projected specific defaults and deferrals as % of original Collateral	57%	63%	51%	51%	41%	34%
Projected severity of loss as % of specific defaults/deferrals	84%	86%	92%	92%	80%	82%
Projected additional defaults/deferrals as % of performing collateral:
Year 1	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Year 2	1.00%	1.00%	1.00%	1.00%	1.00%	1.00%
Thereafter	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Severity of loss	85%	85%	85%	85%	85%	85%

Additional information related to the Company’s pooled trust preferred securities as of September 30, 2012 is presented below:

	PreTSL IV	PreTSL VII	PreTSL VIII	PreTSL VIII	PreTSL X	PreTSL XI
Class	Mezz	B	B-1	B-2	B-2	B-2
Seniority	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine
Amortized cost	$61	$923	$733	$1,100	$5,791	$2,104
Fair value	14	437	167	250	1,739	389
Unrealized gain (loss)	(47)	(486)	(566)	(850)	(4,052)	(1,715)
OTTI recognized in earnings - nine months ended September 30, 2012	—	(2)	(188)	(281)	(53)	(4)
OTTI recognized in earnings - life to date	—	(1,122)	(1,418)	(2,127)	(4,863)	(472)
Moody’s / Fitch	Caa2/CCC	Ca/C	C/C	C/C	C/C	Ca/C
Number of institutions currently performing	4	9	16	16	33	41
Actual defaults/deferrals as % of original collateral	27%	52%	51%	51%	41%	32%
Excess subordination as % of performing collateral (1)	20%	-91%	-88%	-88%	-47%	-31%

(1)	The excess subordination as % of performing collateral is calculated by taking total performing collateral and dividing it by the sum of all class balances with seniority senior to and equal to the class for which the measurement is applicable. A negative percentage is indicative of a cash flow shortfall which could result in credit component OTTI. The severity of a current negative excess subordination is not necessarily indicative of the severity of the credit component OTTI as actual cash flow results realized with respect to future defaults and deferrals, default and deferral timing, loss severities, recovery timing, redirections of payments in other classes and other factors could act to increase or decrease an indicated deficiency at a future date.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the periods indicated (in thousands):

	Nine Months Ended
	Sep 30 2012	Sep 30 2011
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$9,478	$9,110
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	528	323
Credit related impairment dispositions	(4)	—
Credit related impairment not previously recognized	—	—

Balance at end of period:	$10,002	$9,433

During the nine month periods ended September 30, 2012 and 2011, pretax OTTI losses of $528 and $323, respectively, were recognized on pooled trust preferred securities. These OTTI losses resulted from adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

At September 30, 2012 and December 31, 2011, securities having a stated value of approximately $313 and $365, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of the dates indicated (in thousands):

September 30, 2012	Duration of Unrealized Loss
			Greater than
	Less Than 12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	$8,990	$12	—	—	$8,990	$12
Mortgage-backed securities - residential	40,396	264	—	—	40,396	264
Obligations of states and political subdivisions	—	—	—	—	—	—
Other debt securities	—	—	$2,996	$7,716	2,996	7,716

Total debt securities	49,386	276	2,996	7,716	52,382	7,992

Mutual funds and other equity securities	8	1	97	111	105	112

Total temporarily impaired securities	$49,394	$277	$3,093	$7,827	$52,487	$8,104

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2012.

December 31, 2011	Duration of Unrealized Loss
			Greater than
	Less Than 12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Classified as Available for Sale
Mortgage-backed securities - residential	$41,421	$218	—	—	$41,421	$218
Other debt securities	460	50	$2,816	$8,838	3,276	8,888

Total debt securities	41,881	268	2,816	8,838	44,697	9,106

Mutual funds and other equity securities	—	—	92	136	92	136

Total temporarily impaired securities	$41,881	$268	$2,908	$8,974	$44,789	$9,242

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2011.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 79 at September 30, 2012 and 82 at December 31, 2011. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2012. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at September 30, 2012.

The contractual maturity of all debt securities held at September 30, 2012 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Within 1 year	$22,563	$22,081	—	—
After 1 year but within 5 years	64,681	66,738	$5,140	$5,367
After 5 year but within 10 years	29,350	31,185	—	—
After 10 years	10,712	2,996	—	—
Mortgage-backed securities - residential	306,996	313,921	5,762	6,260

Total	$434,302	$436,921	$10,902	$11,627

4.	Loans

The loan portfolio, excluding loans held for sale, is comprised of the following:

	September 30 2012	December 31 2011
Real Estate:
Commercial	$583,653	$690,837
Construction	91,241	110,027
Residential Multi-Family	209,192	227,595
Residential Other	322,841	287,233
Commercial & Industrial	266,118	218,500
Individuals & lease financing	34,643	41,760

Total loans	1,507,688	1,575,952
Deferred loan fees	(2,767)	(3,862)
Allowance for loan losses	(28,107)	(30,685)

Loans, net	$1,476,814	$1,541,405

In March 2012, the Company purchased $65,795 of adjustable rate 1-4 family residential loans as a partial redeployment of proceeds from the loan sales completed during the first quarter of 2012.

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

Construction Loans — Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. Most non-residential construction loans require pre-approved permanent financing or pre-leasing by the Company or another bank providing the permanent financing. The Company funds construction of single family homes and commercial real estate, when no contract of sale exists, based upon the experience of the builder, the financial strength of the owner, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions. The Bank’s primary regulator considers construction loans to be part of commercial real estate for concentration risk measurement purposes.

Residential Real Estate Loans — Various loans secured by residential real estate properties are offered by the Company, including 1-4 family residential mortgages, multi-family residential loans and a variety of home equity line of credit products. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be decline in general economic conditions. The Company offers multi-family loans up to $7,500,000 per transaction. These loans are available for 7 or 10 year terms with one 5 year extension option. A 7 year term with no extension option is also offered. Pricing is typically based on a spread over the corresponding FHLBNY rate. Amortization of up to 30 years, a maximum loan to value ratio of 75% and a debt service coverage ratio of 1.2 to 1 are generally required. The Bank’s primary regulator considers multi-family residential loans to be part of commercial real estate for concentration risk measurement purposes.

Commercial and Industrial Loans — The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses, not-for-profit organizations and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

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

The following tables presents the allowance for loan losses by portfolio segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2012
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other
Balance at beginning of period	$28,733	$11,592	$4,496	$8,789	$3,420	$436
Charge-offs	(5,628)	(4,372)	1	(1,171)	(128)	42
Recoveries	1,279	563	178	70	464	4

Net Charge-offs	(4,349)	(3,809)	179	(1,101)	336	46
Provision for loan losses	3,723	3,467	(383)	625	76	(62)

Net change during the period	(626)	(342)	(204)	(476)	412	(16)

Balance at end of period	$28,107	$11,250	$4,292	$8,313	$3,832	$420

	Nine Months Ended September 30, 2012
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other
Balance at beginning of period	$30,685	$12,776	$6,470	$8,093	$2,650	$696
Charge-offs	(12,537)	(4,770)	(1,579)	(2,999)	(2,625)	(564)
Recoveries	2,983	861	179	396	1,029	518

Net Charge-offs	(9,554)	(3,909)	(1,400)	(2,603)	(1,596)	(46)
Provision for loan losses	6,976	2,383	(778)	2,823	2,778	(230)

Net change during the period	(2,578)	(1,526)	(2,178)	220	1,182	(276)

Balance at end of period	$28,107	$11,250	$4,292	$8,313	$3,832	$420

	Three Months Ended September 30, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other
Balance at beginning of period	$41,889	$17,112	$6,440	$13,161	$4,246	$930
Charge-offs	(2,802)	(69)	(11)	(2,263)	(453)	(6)
Recoveries	527	44	28	336	112	7

Net Charge-offs	(2,275)	(25)	17	(1,927)	(341)	1
Provision for loan losses	2,536	(716)	(231)	3,115	387	(19)

Net change during the period	261	(741)	(214)	1,188	46	(18)

Balance at end of period	$42,150	$16,371	$6,226	$14,349	$4,292	$912

	Nine Months Ended September 30, 2011
						Lease
		Commercial		Residential	Commercial &	Financing
	Total	Real Estate	Construction	Real Estate	Industrial	& Other
Balance at beginning of period	$38,949	$16,736	$7,140	$9,851	$4,290	$932
Charge-offs	(9,429)	(225)	(867)	(5,276)	(2,997)	(64)
Recoveries	3,097	730	603	1,355	388	21

Net Charge-offs	(6,332)	505	(264)	(3,921)	(2,609)	(43)
Provision for loan losses	9,533	(870)	(650)	8,419	2,611	23

Net change during the period	3,201	(365)	(914)	4,498	2	(20)

Balance at end of period	$42,150	$16,371	$6,226	$14,349	$4,292	$912

The following table presents the unpaid principal balance of impaired loans, including troubled debt restructurings, and the related recorded investment and allocated allowance for loan losses by class of loans, as of the dates indicated (in thousands):

	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial Real Estate:
Owner occupied	$27,551	$22,947	—	$21,115	$21,039	—
Non owner occupied	3,103	2,063	—	10,762	9,723	—
Construction:
Commercial	—	—	—	2,690	1,723	—
Residential	3,201	2,201	—	—	—	—
Residential:
Multifamily	2,993	2,993	—	—	—	—
1-4 family	9,583	8,345	—	1,930	1,898	—
Home equity	2,220	1,212	—	2,669	1,926	—
Commercial & industrial	13,440	12,367	—	8,560	7,803	—
With an allowance recorded:
Construction:
Commercial	—	—	—	3,758	3,758	$2,374

Total loans	$62,091	$52,128	—	$51,484	$47,870	$2,374

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan taking into account estimated selling costs or by an analysis of the expected cash flows related to the loan. There were no allocations of specific reserves during the nine month period ended September 30, 2012. The Company typically records partial charge-offs for impairment as opposed to establishing specific reserves except in situations where estimated losses are in process of being finalized. The $2,374 specific reserve allocated to impaired loans as of December 31, 2011 was charged off in June 2012 upon completion of the TDR for which the specific reserve was originally established. The above tables as of September 30, 2012 and December 31, 2011 include $27,540 and $28,256, respectively, of loans considered to be troubled debt restructurings (“TDRs”). There were two additional loan modifications classified as TDRs during the nine month period ended September 30, 2012 with pre-modification balances of $14,604 for which charge-offs of $2,595 were recorded. An additional partial charge-off of $4,132 was recorded in the third quarter of 2012 on a prior performing TDR based on a significant reduction in the appraised value of the underlying collateral. The Company is not committed to extend any additional credit to borrowers whose loans are classified as TDRs. As of September 30, 2012, six TDRs with carrying amounts of $9,823 were on accrual status and six loans with carrying amounts of $17,717 on nonaccrual status that were performing in accordance with their modified terms.

The following table presents the average recorded investment in impaired loans including, troubled debt restructurings, and interest recognized on impaired loans by class of loans for the periods indicated (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Loans:
Commercial Real Estate:
Owner occupied	$25,067	$168	$28,234	$239	$23,179	$434	$16,810	$357
Non owner occupied	2,114	96	15,292	—	5,448	275	16,835	—
Construction:
Commercial	290	—	9,345	—	2,546	—	9,665	—
Residential	2,929	—	6,457	—	1,586	—	5,616	—
Residential:
Multifamily	2,156	48	4,586	—	1,386	69	4,453	—
1-4 family	8,869	—	5,005	32	5,475	—	4,940	32
Home equity	1,419	—	3,989	—	1,607	—	3,299	—
Commercial & industrial	12,323	—	8,623	—	10,032	—	7,081	—
Lease financing and other	128	—	245	—	85	—	318	—

Total	$55,295	$312	$81,776	$271	$51,344	$778	$69,017	$389

The difference between interest income recognized and interest income collected on impaired loans for the three and nine month periods ended September 30, 2012 and 2011 was not significant. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $452 and $1,320, respectively, for the three and nine month periods ended September 30, 2012 and $1,630 and $2,466, respectively, for the three and nine month periods ended September 30, 2011.

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of the dates indicated (in thousands):

	September 30, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$28,107	$11,250	$4,292	$8,313	$3,832	$420
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$28,107	$11,250	$4,292	$8,313	$3,832	$420

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,455,560	$558,643	$89,040	$519,483	$253,751	$34,643
Individually evaluated for impairment	52,128	25,010	2,201	12,550	12,367	—

Total ending balance of loans	$1,507,688	$583,653	$91,241	$532,033	$266,118	$34,643

	December 31, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$28,311	$12,776	$4,096	$8,093	$2,650	$696
Individually evaluated for impairment	2,374	—	2,374	—	—	—

Total ending balance of allowance	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,528,082	$660,075	$104,546	$511,004	$210,697	$41,760
Individually evaluated for impairment	47,870	30,762	5,481	3,824	7,803	—

Total ending balance of loans	$1,575,952	$690,837	$110,027	$514,828	$218,500	$41,760

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of the dates indicated (in thousands):

	September 30, 2012		December 31, 2011
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing
Loans:
Commercial Real Estate:
Owner occupied	$16,575	—	$3,856	—
Non owner occupied	1,605	—	9,356	—
Construction:
Commercial	—	—	5,481	—
Residential	2,201	—	—	—
Residential:
Multifamily	—	—	—	—
1-4 family	8,345	—	1,470	—
Home equity	1,212	—	1,926	—
Commercial & industrial	12,367	—	7,803	—
Other:
Lease financing and other	—	—	—	—
Overdrafts	—	—	—	—

Total	$42,305	—	$29,892	—

The following tables present the aging of loans (including past due and non-accrual loans) by class of loans as of the dates indicated (in thousands):

	September 30, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$194,782	—	$1,821	$9,746	$11,567	$183,215
Non owner occupied	388,871	—	927	1,605	2,532	386,339
Construction:
Commercial	43,377	—	—	—	—	43,377
Residential	47,864	—	—	2,201	2,201	45,663
Residential:
Multifamily	209,192	—	—	—	—	209,192
1-4 family	214,102	$145	809	8,345	9,299	204,803
Home equity	108,739	2,735	178	1,212	4,125	104,614
Commercial & industrial	266,118	76	1,442	1,479	2,997	263,121
Other:
Lease financing and other	33,136	1	—	—	1	33,135
Overdrafts	1,507	—	—	—	—	1,507

Total	$1,507,688	$2,957	$5,177	$24,588	$32,722	$1,474,966

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$243,862	$1,801	—	$3,489	$5,290	$238,572
Non owner occupied	446,975	1,917	—	5,108	7,025	439,950
Construction:
Commercial	56,933	—	—	4,883	4,883	52,050
Residential	53,094	900	—	—	900	52,194
Residential:
Multifamily	227,595	—	—	—	—	227,595
1-4 family	174,714	—	—	1,470	1,470	173,244
Home equity	112,519	—	$97	1,926	2,023	110,496
Commercial & industrial	218,500	197	50	4,403	4,650	213,850
Other:
Lease financing and other	39,898	1	10	—	11	39,887
Overdrafts	1,862	—	—	—	—	1,862

Total	$1,575,952	$4,816	$157	$21,279	$26,252	$1,549,700

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

The following table presents the risk category by class of loans of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed for the dates indicated (in thousands):

	September 30, 2012
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$194,782	$148,047	$3,062	$43,673	—
Non owner occupied	388,871	377,586	4,926	6,359	—
Construction:
Commercial	43,377	31,974	5,349	6,054	—
Residential	47,864	42,813	900	4,151	—
Residential:
Multifamily	209,192	205,999	—	3,193	—
1-4 family	83,234	53,611	20,856	8,767	—
Home equity	1,411	—	—	1,411	—
Commercial & Industrial	266,118	246,199	4,081	15,838	—
Lease Financing & Other	31,931	30,699	847	385	—

Total loans	$1,266,780	$1,136,928	$40,021	$89,831	—

	December 31, 2011
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$243,862	$177,921	$32,144	$33,797	—
Non owner occupied	446,975	422,402	14,924	9,649	—
Construction:
Commercial	56,933	42,641	5,382	8,910	—
Residential	53,094	38,956	7,274	6,864	—
Residential:
Multifamily	227,595	226,224	—	1,371	—
1-4 family	90,033	72,594	15,109	2,330	—
Home equity	2,174	—	—	2,174	—
Commercial & Industrial	218,500	204,305	5,410	8,785	—
Lease Financing & Other	38,441	37,619	523	299	—

Total loans	$1,377,607	$1,222,662	$80,766	$74,179	—

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents, as of the dates indicated, the delinquency categories by class of loans for loans evaluated for risk in groups of homogeneous loans (in thousands):

	September 30, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$130,868	$145	$91	—	$236	$130,632
Home equity	107,328	2,734	178	—	2,912	104,416
Other:
Other loans	1,205	1	—	—	1	1,204
Overdrafts	1,507	—	—	—	—	1,507

Total loans	$240,908	$2,880	$269	—	$3,149	$237,759

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$84,681	—	—	—	—	$84,681
Home equity	110,345	—	$97	—	$97	110,248
Other:
Other loans	1,457	$1	10	—	11	1,446
Overdrafts	1,862	—	—	—	—	1,862

Total loans	$198,345	$1	$107	—	$108	$198,237

Loans Held for Sale

On February 1, 2012, the Company announced plans to sell a total of $474 million in performing and non-performing loans in two tranches by mid-2012, as a significant step toward reducing the bank's concentrations of commercial real estate loans and classified assets. These loans were transferred to loans held-for-sale at December 31, 2011 and both tranche sales were completed in March 2012.

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

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for each of the periods indicated:

	Three Months Ended Sep 30		Nine Months Ended Sep 30
	2012	2011	2012	2011
		(000’s except share data)
Numerator:
Net income (loss) available to common shareholders for basic and diluted earnings per share	$3,134	$8,508	$26,108	$20,764
Denominator:
Denominator for basic earnings per common share - weighted average shares	19,636,014	19,462,158	19,602,815	19,455,553
Effect of diluted securities:
Stock options	6,676	16,172	9,784	50,666

Denominator for diluted earnings per common share - adjusted weighted average shares	19,642,690	19,478,329	19,612,599	19,506,219

Basic earnings per common share	$0.16	$0.44	$1.33	$1.07
Diluted earnings per common share	$0.16	$0.43	$1.33	$1.06
Dividends declared per share	$0.18	$0.18	$0.54	$0.46

Stock options of 465,304 and 259,271 were not considered in computing diluted earnings per share at September 30, 2012 and 2011, respectively, because they were anti dilutive. In November 2011, the Company declared a 10% stock dividend. Share and per share amounts for 2011 have been retroactively restated to reflect the issuance of the additional shares.

6.	Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (in thousands).

	Three Months Ended Sep 30		Nine Months Ended Sep 30
	2012	2011	2012	2011
Service cost	$110	$103	$329	$294
Interest cost	164	155	476	449
Amortization of prior service cost	(58)	(58)	(175)	(174)
Amortization of net loss	168	139	503	418

Net periodic pension cost	$384	$339	$1,133	$987

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2011 Annual Report on Form 10-K that it expected to contribute $813 to the unfunded defined benefit plans during 2012. For the three and nine month periods ended September 30, 2012, the Company contributed $172 and $484, respectively, to these plans.

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

The following table summarizes stock-based compensation activity for the nine month period ended September 30, 2012:

Prior Option Plans:	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value (1) ($000’s)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	625,256	$22.81
Granted	—	—
Exercised	(7,757)	16.54
Cancelled or Expired	(21,550)	24.64

Outstanding at September 30, 2012	595,949	$22.83	$106	1.8

Exercisable at September 30, 2012	587,639	$22.64	$106	1.8

Nonvested at September 30, 2012	8,310	$35.94

2010 Omnibus Incentive Plan:

Outstanding at December 31, 2011	—	—
Granted at fair value	114,586	$16.69
Restriction released	(7,673)	17.10
Cancelled	(9,152)	16.74

Nonvested at September 30, 2012	97,761	$16.65

Available for grant at December 31, 2011	1,331,000
Restricted stock awards	(114,586)	$16.69
Cancelled	9,152	16.74

Available for future grant	1,225,566

1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on changes in the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the nine month period ended September 30, 2012 or the year ended December 31, 2011. The restricted stock awards granted during the nine month period ended September 30, 2012 were the initial awards under the 2010 Plan.

Net compensation expense of $37 and $100 related to the Company’s stock option plans was included in net income for the nine month periods ended September 30, 2012 and 2011, respectively. The total tax effect related thereto was $(2) and $4, respectively. Unrecognized compensation expense related to non-vested share-based compensation granted under the Company’s stock option plans totaled $14 at September 30, 2012. This expense is expected to be recognized over a remaining weighted average period of 0.4 years. Unrecognized compensation expense related to restricted stock awards totaled $1,628 at September 30, 2012. This expense is expected to be recognized over a remaining weighted average period of 2.3 years.

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

Investment Securities - The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges, if available (Level 1), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input. The Company’s available for sale securities at September 30, 2012 and December 31, 2011 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these instruments. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments. The fair values of Level 3 investment securities are determined by the Controller and Investment Officer who report to the Chief Financial Officer. See Note 3 “Securities” for further discussion of pooled trust preferred securities.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
Impaired loans	$15,559	Sales comparison and income based appraisals	Capitalization rates	7.00% - 7.75%

			Management adjustment for for dated appraisal	0% - 20%

			Management adjustment for costs to sell	0% - 30%

Other real estate owned	$250	Sales comparison and income based appraisals	Management adjustment for costs to sell	30%

Loans held for sale	$2,354	Third party bids	Bids from interested third parties	64% - 65%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a recurring basis at September 30, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
Trust preferred securities	$2,996	Discounted cash flow	Specific issuer default rates	33%-63%

			Specific issuer default severity	80%-92%

			Annual prepayment rate	1%

			Projected annual nonspecific issuer default rates	0.25%-2.00%

			Projected annual nonspecific issuer default severity	85%

			Present value discount rate	22.5%

Assets and liabilities measured at fair value as of the dates indicated are summarized below:

	Fair Value Measurements at
	September 30, 2012
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$33,197	—	$33,197
Mortgage-backed securities - residential	—	313,921	—	313,921
Obligations of states and political subdivisions	—	84,409	—	84,409
Other debt securities	—	2,398	$2,996	5,394
Mutual funds and other equity securities	—	10,532	—	10,532

Total assets at fair value	—	$444,457	$2,996	$447,453

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$6,529	$6,529
Construction	—	—	2,201	2,201
Residential	—	—	5,057	5,057
Commercial & Industrial	—	—	1,772	1,772
Other	—	—	—	—
Loans held for sale	—	—	2,354	2,354
Other real estate owned	—	—	250	250

Total assets at fair value	—	—	$18,163	$18,163

	Fair Value Measurements at
	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	—	—	—
Mortgage-backed securities - residential	—	$393,418	—	$393,418
Obligations of states and political subdivisions	—	100,599	—	100,599
Other debt securities	—	516	$2,816	3,332
Mutual funds and other equity securities	—	10,548	—	10,548

Total assets at fair value	—	$505,081	$2,816	$507,897

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$1,410	$1,410
Construction	—	—	3,107	3,107
Residential	—	—	1,529	1,529
Commercial & Industrial	—	—	2,145	2,145
Other	—	—	—	—
Loans held for sale	—	—	473,814	473,814
Other real estate owned	—	—	1,174	1,174

Total assets at fair value	—	—	$483,179	$483,179

(1)	The recorded investments in impaired loans subject to fair value reporting at September 30, 2012 and December 31, 2011 were $12,407 and $10,565, respectively. Specific allowances of $0 and $2,374 had been established within the allowance for loan losses as of September 30, 2012 and December 31, 2011, respectively.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2012 and 2011:

	Level 3 Assets Measured on a Recurring Basis
	Three Months Ended		Nine Months Ended
	Sep 30		Sep 30
	2012	2011	2012	2011
	(000’s)		(000’s)
Balance at beginning of period	$2,768	$2,923	$2,816	$3,687
Additions to Level 3	49	93	257	289
Net unrealized gain (loss) included in other comprehensive income	699	(242)	1,122	(995)
Principal payments	(520)	—	(671)	(3)
Recognized impairment charge included in the statement of income	—	(119)	(528)	(323)

Balance at end of period	$2,996	$2,655	$2,996	$2,655

9.	Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2012 and December 31, 2011 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments not previously presented as of the dates indicated were as follows:

September 30, 2012			Fair Value Measurements
			Quoted Prices in	Significant	Significant
		Total	Active Markets	Other	Unobservable
	Carrying	Fair	for Identical Assets	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$843.9	$843.9	$843.9
Held to maturity securities and accrued interest	10.9	11.6		$11.6
FHLB Stock	4.8	N/A	N/A
Loans and accrued interest	1,495.7	1,536.3			$1,536.3

Liabilities:
Deposits with no stated maturity and accrued interest	2,414.5	2,414.5	2,414.5
Time deposits and accrued interest	134.4	134.8		134.8
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	42.7	42.7		42.7
Other borrowings and accrued interest	16.6	14.0		14.0

December 31, 2011			Fair Value Measurements
			Quoted Prices in	Significant	Significant
		Total	Active Markets	Other	Unobservable
	Carrying	Fair	for Identical Assets	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$94.5	$94.5	$94.5
Held to maturity securities and accrued interest	13.0	13.9		$13.9
FHLB Stock	4.8	N/A	N/A
Loans and accrued interest	1,571.3	1,609.2			$1,609.2

Liabilities:
Deposits with no stated maturity and accrued interest	2,274.7	2,274.7	2,274.7
Time deposits and accrued interest	151.7	152.1		152.1
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	53.1	53.1		53.1
Other borrowings and accrued interest	16.6	14.0		14.0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2012 and December 31, 2011, and the consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2011 Annual Report on Form 10-K.

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

The Company recorded net income for the three month period ended September 30, 2012 of $3.1 million or $0.16 per diluted share, a decrease of $5.4 million compared to net income of $8.5 million or $0.43 per diluted share for the same period in the prior year. Net income for the nine month period ended September 30, 2012 was $26.1 million or $1.33 per diluted share, an increase of $5.3 million compared to net income of $20.8 million or $1.06 per diluted share for the same period in the prior year. Per share amounts for the 2011 periods have been adjusted to reflect the effects of the 10 percent stock dividend issued in December 2011.

The decrease in earnings for the three month period ended September 30, 2012, compared to the same period in the prior year, was primarily due to a $5.9 million decrease in net interest income, the anticipated result of excess liquidity remaining from the proceeds of the loan sales conducted in the first and second quarters of 2012. The loan sales were conducted as part of the company’s efforts to reduce the levels of nonperforming and other classified loans, and also to reduce the overall concentration in commercial real estate loans. In addition to the decrease in net interest income, net income for the third quarter of 2012 was lower, compared to the same period in the prior year, as a result of a higher provision for loan losses and lower fee income, partially offset by lower losses on sales and revaluations of loans and other real estate owned and slightly lower non interest expenses. The increase in earnings for the nine month period ended September 30, 2012, compared to the same period in the prior year, resulted primarily from pretax gain of $15.9 million resulting from the successful completion of $474 million of loan sales announced in the fourth quarter of 2011 and completed at the end of the first quarter of 2012. In addition to the gains on the loan sales, income for the nine month period ended September 30, 2012 was higher, compared to the same period in the prior year, due to a lower provision for loan losses, partially offset by lower net interest income, higher impairment charges on securities available for sale and slightly higher non interest expenses.

Total loans, excluding loans held for sale, decreased $47.9 million and $68.3 million during the three and nine month periods ended September 30, 2012 compared to the prior year end. The overall decrease was primarily the result of pay downs and payoffs of existing loans exceeding new production and additional loan sales conducted in the second quarter of 2012, partially offset by the purchase of adjustable rate residential loans in the first quarter of 2012, which were purchased as partial redeployment of proceeds from sales of loans held for sale. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased to $42.6 million at September 30, 2012, compared to $58.9 million at December 31, 2011. Overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Although there is evidence that the current economic downturn may have begun to slowly turn around, higher than normal levels of delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans continued during the first three quarters of 2012. Despite overall reductions in classified and nonperforming loans, the Company’s loan portfolio continued to be adversely impacted by the effects of declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the limited availability of residential mortgage financing, resulted in some continuing weakness in the overall asset quality of the company’s loan portfolio. As a result of these factors, the Company has continued to follow aggressive strategies for resolving problem assets and has maintained the allowance for loan loss at a higher than normal level. The provision for loan losses totaled $3.7 million and $7.0 million, respectively, for the three and nine month periods ended September 30, 2012, compared to $2.5 million and $9.5 million, respectively, for the same periods in the prior year. The 2012 provision is lower than in 2011 reflecting improvements achieved in the resolutions of classified and nonperforming loans, however, the provisions in both 2012 and 2011 are reflective of continued weakness in the overall economy, and the related effects of this weakness on the company’s overall asset quality.

Total deposits increased by $123.3 million during the nine month period ended September 30, 2012, compared to the prior year end. The Company continued to emphasize its core deposit growth, while placing less emphasis on non core deposits including deposits which are obtained on a bid basis.

Liquidity from deposit growth and excess loan and investment repayments over new production was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to significant margin compression. The net interest margin was 3.60 percent and 4.09 percent, respectively, for the three and nine month periods ended September 30, 2012, compared to 4.47 percent and 4.47 percent, respectively, for the same periods in the prior year. The Company expects some additional net interest margin compression in future quarters due to maturing loans and investments being reinvested at lower interest rates and until redeployment of the excess proceeds from the recent loan sales and other maturing assets can be completed in a manner consistent with both the Company’s risk management policies and the requirements of the OCC. The Company is in the process of implementing new lending initiatives designed to address both near and long term redeployment of available liquidity and diversification of the balance sheet. These initiatives include asset purchases, loan participations with other institutions and the development of internal ability to originate, underwrite and service leasing and other non commercial real estate credits. Regardless of the timing of the aforementioned redeployment, if interest rates continue at current levels, we expect that additional downward pressure on net interest margin will continue.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income decreased by $6.1 million or 19.9 percent to $24.5 million for the three month period ended September 30, 2012, compared to $30.6 million for the same period in the prior year. Tax equivalent basis net interest income decreased by $6.5 million or 7.3 percent to $82.4 million for the nine month period ended September 30, 2012, compared to $88.9 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.4 million and $1.5 million, respectively, for the three and nine month periods ended September 30, 2012, compared to $0.6 million and $1.8 million, respectively, for the same periods in the prior year.

The Company’s non interest income was $4.4 million and $29.5 million, respectively, for the three and nine month periods ended September 30, 2012. This represented a decrease of $1.3 million and an increase of $14.7 million, respectively, compared to $5.7 million and $14.8 million, respectively, for the same periods in the prior year. The decrease in the three month period ended September 30, 2012, compared to the same period in the prior year, resulted from lower service fees, lower investment advisory fees and lower net gains on sales and revaluations of assets. The increase in the nine month period ended September 30, 2012, compared to the same period in the prior year, resulted from a $15.9 million pretax gain on sales of loans completed in the first quarter of 2012 and higher other income, partially offset by lower service fees, lower investment advisory fees and higher impairment charges on securities available-for-sale. Investment advisory fee income was lower in 2012 primarily as a result of the effects of continued fluctuation in both domestic and international equity markets. Service charges decreased due to decreased activity. Pre-tax impairment charges on securities available for sale were $0.5 million for the nine month period ended September 30, 2012 and $0.3 million for the same period in the prior year. The impairment charges were related to the company’s investments in pooled trust preferred securities. Non interest income also included other gains of $0.9 million and $0.1 million, respectively, for the three and nine month periods ended September 30, 2011. These gains related to sales and revaluations of other real estate owned and loans held for sale.

Non interest expense was $20.0 million and $61.9 million, respectively, for the three and nine month periods ended September 30, 2012. This represented a decrease of $0.1 million or 0.5 percent and an increase of $0.7 million or 1.1 percent, respectively, compared to $20.1 million and $61.2 million, respectively, for the same periods in the prior year. The overall increase in non interest expense resulted primarily from an additional provision of $1.3 million related to the previously announced ongoing investigations by the Securities and Exchange Commission (“SEC”) and the Department of Labor (“DOL”) relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. Based on ongoing discussions with the SEC and the DOL, the Company believes it has substantially accrued for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the exact result cannot be determined. Other changes in non interest expense included decreases in costs associated with problem loan resolution and decreases in FDIC insurance, partially offset by increases in investments in technology and personnel to accommodate expanding risk management requirements and growth and the expansion of services and products available to new and existing customers.

The Office of Comptroller of the Currency (“OCC”) has directed greater scrutiny to banks with higher levels of commercial real estate loans. During the fourth quarter of 2009, the OCC required HVB to maintain, by December 31, 2009, a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. The Company and HVB have continuously exceeded all required regulatory capital ratios.

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

As a result of the loan sales completed in the first quarter of 2012, and other resolution efforts, the Company reduced CRE loans to 313 percent of risk-based capital from 558 percent at the end of last year, while lowering classified assets to 31.9 percent of risk-based capital. Classified assets ranged between 56 percent and 67 percent of risk-based capital in 2011, before the impact of loan marks at December 31, 2011.

Also on February 1, Hudson Valley announced its new dividend policy capping dividend payments at no more than 50 percent of net income in 2012, and in future periods if CRE loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively.

On April 24, 2012, the Board of Directors of Hudson Valley Bank signed a formal written agreement with the OCC. With this agreement, Hudson Valley is committing to adopt best practices modeled on those of the nation’s larger financial institutions, as well as evolving expectations of regulatory agencies on community banks. Included in the agreed-upon commitments are enhancements to the HVB’s procedures, systems, policies, programs, plans, training and resources. The agreement is consistent with the CRE lending and classified asset concentration commitments Hudson Valley announced on February 1. The written agreement imposes no specific capital ratio mandates or other quantitative conditions or obligations on Hudson Valley and does not impose any limit on the HVB board’s ability to pay dividends to its parent, except those imposed by the law. During the second quarter of 2012, the Bank submitted a capital plan to the OCC, which included provisions regarding the payment of dividend by HVB, as required under the written agreement. The Bank is operating in accordance with its capital plan without supervisory objection from the OCC.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2012 and 2011

Summary of Results

The Company recorded net income of $3.1 million or $0.16 per diluted share and $26.1 million or $1.33 per diluted share for the three and nine month periods ended September 30, 2012, compared to $8.5 million or $0.43 per diluted share and $20.8 million or $1.06 per diluted share for the same periods in the prior year. Per share amounts for the 2011 periods have been adjusted to reflect the effects of the 10% stock dividend issued in December 2011. The decrease in earnings for the three month period ended September 30, 2012, compared to the same period in the prior year, was primarily due to a $5.9 million decrease in net interest income, the anticipated result of excess liquidity remaining from the proceeds of the loan sales conducted in the first and second quarters of 2012. In addition to the decrease in net interest income, income from the second quarter of 2012 was lower, compared to the same period in the prior year, as a result of higher provision for loan losses and lower fee income, partially offset by lower loss on sales and revaluations of loans and other real estate owned and slightly higher non interest expenses. The increase in earnings for the nine month period ended

September 30, 2012, compared to the same period in the prior year, resulted primarily from pretax gain of $15.9 million resulting from the successful completion of $474 million of loan sales announced in the fourth quarter of 2011 and completed at the end of the first quarter of 2012. In addition to the gains on the loan sales, income for the nine month period ended September 30, 2012 was higher, compared to the same period in the prior year, due to a lower provision for loan losses, partially offset by lower net interest income, higher impairment charges on securities available for sale and slightly higher non interest expenses. The provision for loan losses totaled $3.7 million and $7.0 million, respectively, for the three and nine month periods ended September 30, 2012, compared to $2.5 million and $9.5 million, respectively, for the same periods in the prior year. The 2012 provision for the first nine months is significantly lower than the comprable 2011 period reflecting improvements achieved in the resolutions of classified and nonperforming loans, however, the provisions in both 2012 and 2011 are reflective of continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality.

Annualized returns on average stockholders’ equity and average assets were 4.3 percent and 0.4 percent for the three month period ended September 30, 2012, compared to 11.3 percent and 1.2 percent for the same period in the prior year. Annualized returns on average stockholders’ equity and average assets were 12.0 percent and 1.2 percent for the nine month period ended September 30, 2012, compared to 9.4 percent and 1.0 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 4.3 percent and 12.2 percent for the three and nine month periods ended September 30, 2012, compared to 11.5 percent and 9.5 percent for the same periods in the prior year. Adjusted average stockholders’ equity excludes the effects of average net unrealized gains (losses) on securities available for sale, net of tax, of $(0.5) million and $1.5 million for the three and nine month periods ended September 30, 2012, and $1.7 million and $0.8 million for the same period in the prior year. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates:

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the periods indicated, as well as total interest and corresponding yields and rates (dollars in thousands).

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
	(Unaudited)
ASSETS
Interest earning assets:
Deposits in Banks	$696,798	$381	0.22%	$234,589	$154	0.26%
Federal funds sold	22,782	11	0.19%	39,971	24	0.24%
Securities: (1)
Taxable	367,206	2,902	3.16%	378,157	2,778	2.94%
Exempt from federal income taxes	86,429	1,224	5.66%	103,638	1,522	5.87%
Loans, net (2)	1,505,942	21,619	5.74%	1,928,888	28,641	5.94%

Total interest earning assets	2,679,157	26,137	3.90%	2,685,243	33,119	4.93%

Non interest earning assets:
Cash and due from banks	50,526			48,290
Other assets	146,062			135,965

Total non interest earning assets	196,588			184,255

Total assets	$2,875,745			$2,869,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$874,877	$841	0.38%	$999,130	$1,557	0.62%
Savings	125,759	146	0.46%	111,358	116	0.42%
Time	136,459	194	0.57%	163,830	357	0.87%
Checking with interest	383,258	212	0.22%	309,694	196	0.25%
Securities sold under repo & other s/t borrowings	48,082	18	0.15%	53,100	68	0.51%
Other borrowings	16,441	183	4.45%	23,652	254	4.30%

Total interest bearing liabilities	1,584,876	1,594	0.40%	1,660,764	2,548	0.61%

Non interest bearing liabilities:
Demand deposits	969,025			884,347
Other liabilities	31,204			25,770

Total non interest bearing liabilities	1,000,229			910,117

Stockholders’ equity (1)	290,640			298,617

Total liabilities and stockholders’ equity	$2,875,745			$2,869,498

Net interest earnings		$24,543			$30,571

Net yield on interest earning assets			3.66%			4.55%

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
	(Unaudited)
ASSETS
Interest earning assets:
Deposits in Banks	$451,380	$735	0.22%	$253,829	$519	0.27%
Federal funds sold	18,707	28	0.20%	42,190	73	0.23%
Securities: (1)
Taxable	378,363	9,355	3.30%	359,008	8,875	3.30%
Exempt from federal income taxes	94,650	4,295	6.05%	109,837	5,077	6.16%
Loans, net (2)	1,692,823	73,197	5.77%	1,832,866	82,914	6.03%

Total interest earning assets	2,635,923	87,610	4.43%	2,597,730	97,458	5.00%

Non interest earning assets:
Cash and due from banks	48,748			46,501
Other assets	151,766			143,107

Total non interest earning assets	200,514			189,608

Total assets	$2,836,437			$2,787,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$904,794	$2,997	0.44%	$946,616	$4,699	0.66%
Savings	122,711	407	0.44%	112,907	358	0.42%
Time	140,774	659	0.62%	172,634	1,176	0.91%
Checking with interest	347,664	494	0.19%	293,660	557	0.25%
Securities sold under repo & other s/t borrowings	48,791	85	0.23%	46,102	172	0.50%
Other borrowings	16,450	546	4.43%	48,176	1,599	4.43%

Total interest bearing liabilities	1,581,184	5,188	0.44%	1,620,095	8,561	0.70%

Non interest bearing liabilities:
Demand deposits	938,938			848,834
Other liabilities	28,421			24,106

Total non interest bearing liabilities	967,359			872,940

Stockholders’ equity (1)	287,894			294,303

Total liabilities and stockholders’ equity	$2,836,437			$2,787,338

Net interest earnings		$82,422			$88,897

Net yield on interest earning assets			4.17%			4.56%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below.
(2)	Includes loans classified as non-accrual and loans held-for-sale.
(3)	The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below.

Non-GAAP Reconciliation to GAAP

	Three Months Ended		Nine Months Ended
	Sep 30		Sep 30
	2012	2011	2012	2011
	(000’s)		(000’s)
Total interest earning assets:
As reported	$2,678,046	$2,687,904	$2,637,934	$2,598,798
Unrealized gain on securities available for sale (1)	(1,111)	2,661	2,011	1,068

Adjusted total interest earning assets	$2,679,157	$2,685,243	$2,635,923	$2,597,730

Net interest earnings:
As reported	$24,115	$30,038	$80,919	$87,120
Adjustment to tax equivalency basis (2)	428	533	1,503	1,777

Adjusted net interest earnings	$24,543	$30,571	$82,422	$88,897

Net yield on interest earning assets:
As reported	3.60%	4.47%	4.09%	4.47%
Effects of (1) and (2) above	0.06%	0.08%	0.08%	0.09%

Adjusted net yield on interest earning assets	3.66%	4.55%	4.17%	4.56%

Average stockholders’ equity:
As reported	$290,189	$300,338	$289,345	$295,084
Effects of (1) and (2) above	(451)	1,721	1,451	781

Adjusted average stockholders’ equity	$290,640	$298,617	$287,894	$294,303

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2012 and 2011:

	(000’s)			(000’s)
	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income:
Deposits in Banks	$303	$(76)	$227	$404	$(188)	$216
Federal funds sold	(10)	(3)	(13)	(41)	(4)	(45)
Securities:
Taxable	(80)	204	124	478	2	480
Exempt from federal income taxes	(253)	(45)	(298)	(702)	(80)	(782)
Loans, net	(6,280)	(742)	(7,022)	(6,335)	(3,382)	(9,717)

Total interest income	(6,320)	(662)	(6,982)	(6,196)	(3,652)	(9,848)

Interest expense:
Deposits:
Money market	(194)	(522)	(716)	(208)	(1,494)	(1,702)
Savings	15	15	30	31	18	49
Time	(60)	(103)	(163)	(217)	(300)	(517)
Checking with interest	47	(31)	16	102	(165)	(63)
Securities sold under repo & other s/t borrowings	(6)	(44)	(50)	10	(97)	(87)
Other borrowings	(77)	6	(71)	(1,053)	—	(1,053)

Total interest expense	(275)	(679)	(954)	(1,335)	(2,038)	(3,373)

(Decrease) increase in interest differential	$(6,045)	$17	$(6,028)	$(4,861)	$(1,614)	$(6,475)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2012 and 2011.

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

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. As previously noted in the Company’s 2011 Annual Report on Form 10-K, the Company has experienced an extended period of severe negative economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans, weak loan demand and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of smaller community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans. During this period of economic difficulty and low interest rates, the Company took various steps to address these issues. These steps included repositioning its securities portfolio, reducing higher cost term borrowings and, during the first half of 2012, executing significant loan sales for the purpose of reducing commercial real estate concentrations and overall levels of classified and nonperforming loans. These actions have resulted in significant margin compression, particularly in the second and third quarters of 2012, as a result of the impact of only partial redeployment of proceeds from loan sales completed in the first quarter of 2012 together with the continuation of historically low interest rate levels. As a result of these differentials in redeployment and average yields, together with the current historically low interest rate environment, the Company expects additional margin compression will result in the near term, particularly during the period of redeployment of the remaining proceeds from the loan sales. The Company is in the process of implementing new lending initiatives designed to address both near and long term redeployment of available liquidity and diversification of the balance sheet. These initiatives include asset purchases, loan participations with other institutions and the development of internal ability to originate, underwrite and service leasing and other non commercial real estate credits. Management believes that the results of these efforts will enable the Company, given the difficulties encountered during the recent financial crisis, to maximize its net interest income, address regulatory concerns, and effectively reposition its portfolios from both asset composition and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, decreased by $6.1 million or 19.9 percent to $24.5 million and by $6.5 million or 7.3 percent to $82.4 million, respectively, for the three and nine month periods ended September 30, 2012, compared to $30.6 million and $88.9 million, respectively, for the same periods in the prior year. Net interest income for the 2012 periods was lower primarily due to decreases in the tax equivalent basis net interest margin to 3.66 percent and 4.17 percent, respectively, for the three and nine month periods ended September 30, 2012, compared to 4.55 percent and 4.56 percent, respectively, for the same periods in the prior year. The declines in the 2012 net interest margins were primarily caused by significant increases in short term liquidity balances resulting from the proceeds of loan sales, together with the continuing effects of the current low interest rates on the redeployment of maturing loans and investments. The decreases in 2012 net interest income were partially offset by increases in the excess of adjusted average interest earning assets over average interest bearing liabilities of $69.8 million or 6.8 percent to $1,094.3 million, and $77.1 million or 7.9 percent to $1,054.7 million, respectively, for the three and nine month periods ended September 30, 2012, compared to $1,024.5 million and $977.6 million, respectively, for the same periods in the prior year.

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

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Average volume decreases in loan and federal funds sold and lower average yield on interest earning assets, partially offset by average volume increases in interest bearing deposits and investments, resulted in lower interest income for the three month period ended September 30, 2012, compared to the same period in the prior year. Average volume decreases in federal funds sold and lower average yield on interest earning assets, partially offset by volume increases in interest bearing deposits and investments and a slight increase in the average volume of loans, resulted in lower interest income for the nine month period ended September 30, 2012, compared to the same period in the prior year. Adjusted average interest earning assets for the three and nine month periods ended September 30, 2012 decreased $6.0 million or 0.2 percent to $2,679.2 million and increased $38.2 million or 1.5 percent to $2,635.9, respectively, from $2,685.2 million and $2,597.7 million, respectively, for the same periods in the prior year.

Loans are the largest component of interest earning assets. Average net loans decreased $423.0 million or 21.9 percent to $1,505.9 million, for the three month period ended September 30, 2012, compared to $1,928.9 million for the same period in the prior year. The average yield on loans was 5.74 percent for the three month period ended September 30, 2012, compared to 5.94 percent for the same period in the prior year. As a result, interest income on loans was lower for the three month period ended September 30, 2012, compared to the same period in the prior year, due to lower average volume and lower average interest rates. Average net loans decreased by $140.1 million or 7.6 percent to $1,692.8 million, for the nine month period ended September 30, 2012, compared to $1,832.9 million for the same period in the prior year. The average yield on loans was 5.77 percent for the nine month period ended September 30, 2012, compared to 6.03 percent for the same period in the prior year. As a result, interest income on loans was lower for the nine month period ended September 30, 2012, compared to the same period in the prior year, due to lower average interest rates, partially offset by slightly higher average volume.

Average total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, decreased $45.4 million or 8.7 percent to $476.4 million for the three month period ended September 30, 2012, compared to $521.8 million for the same period in the prior year. The average tax equivalent basis yield on securities was 3.64 percent for the three month period ended September 30, 2012, compared to 3.57 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased slightly for the three month period ended September 30, 2012, compared to the same period in the prior year, due to lower average volume partially offset by slightly higher average interest rates. Average total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, decreased $19.3 million or 3.8 percent to $491.7 million for the nine month period ended September 30, 2012, compared to $511.0 million for the same period in the prior year. The average tax equivalent basis yield on securities was 3.85 percent for the nine month period ended September 30, 2012, compared to 3.97 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the nine month period ended September 30, 2012, compared to the same period in the prior year, due to lower average interest rates, partially offset by slightly higher average volume. Increases or decreases in average FHLB stock result from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.9 million or 36.0 percent to $1.6 million for the three month period ended September 30, 2012, compared to $2.5 million for the same period in the prior year. Average interest bearing liabilities decreased $75.9 million or 4.6 percent to $1,584.9 million for the three month period ended September 30, 2012, compared to $1,660.9 million for the same period in the prior year. The decrease in average interest bearing liabilities for the three month period ended September 30, 2012, compared to the same period in the prior year, was due to average volume decreases in interest bearing demand deposits, time deposits, securities sold under repurchase agreements and other short-term borrowings and other borrowings. The average interest rate paid on interest bearing liabilities was 0.40 percent for the three month period ended September 30, 2012, compared to 0.61 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three month period ended September 30, 2012, compared to the same period in the prior year due to lower average volume and lower average interest rates. Interest expense decreased $3.4 million or 39.5 percent to $5.2 million for the nine month period ended September 30, 2012, compared to $8.6 million for the same period in the prior year. Average interest bearing liabilities decreased $38.9 million or 2.4 percent to $1,581.2 million for the nine month period ended September 30, 2012, compared to $1,620.1 million for the same period in the prior year. The decrease in average interest bearing liabilities for the nine month period ended September 30, 2012, compared to the same period in the prior year, was due to average volume decreases in time deposits and other borrowings, partially offset by volume increases in interest bearing demand deposits and securities sold under agreements to repurchase and other short-term borrowings. The average interest rate paid on interest bearing liabilities was 0.44 percent for the nine month period ended September 30, 2012, compared to 0.70 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the nine month period ended September 30, 2012, compared to the same period in the prior year due to lower average volume and lower average interest rates. The decrease in other borrowings for the three and nine month periods ended September 30, 2012, compared to the same periods in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts.

Average non interest bearing demand deposits increased $84.7 million or 9.6 percent to $969.0 million, and $90.1 million or 10.6 percent to $938.9 million, respectively, for the three and nine month periods ended September 30, 2012, compared to $884.3 million and $848.8 million, respectively for the same periods in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The following table presents the interest rate spread on a tax equivalent basis for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2012	2011	2012	2011
Average interest rate on:
Total average interest earning assets	3.90%	4.93%	4.43%	5.00%
Total average interest bearing liabilities	0.40%	0.61%	0.44%	0.70%
Total interest rate spread	3.50%	4.32%	3.99%	4.30%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded provisions for loan losses of $3.7 million and $7.0 million for the three and nine month periods ended September 30, 2012, compared to $2.5 million and $9.5 million for the same periods in the prior year. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Allowance for Loan Losses” for further discussion.

Non Interest Income

The Company’s non interest income was $4.4 million and $29.5 million, respectively, for the three and nine month periods ended September 30, 2012. This represented a decrease of $1.3 million and an increase of $14.7 million, respectively, compared to $5.7 million and $14.8 million, respectively, for the same periods in the prior year. The decrease in the three month period ended September 30, 2012, compared to the same period in the prior year, resulted from lower service fees, lower investment advisory fees and lower net gains on sales and revaluations of assets. The increase in the nine month period ended September 30, 2012, compared to the same period in the prior year, resulted from a $15.9 million pretax gain on sales of loans completed in the first quarter of 2012 and higher other income, partially offset by lower service fees, lower investment advisory fees and higher impairment charges on securities available-for-sale. Investment advisory fee income was lower in 2012 primarily as a result of the effects of continued fluctuation in both domestic and international equity markets. Service charges decreased due to decreased activity. Pre-tax impairment charges on securities available for sale were $0.5 million for the nine month period ended September 30, 2012 and $0.3 million for the same period in the prior year. The impairment charges were related to the company’s investments in pooled trust preferred securities. Non interest income also included other gains of $0.9 million and $0.1 million, respectively, for the three and nine month periods ended September 30, 2011. These gains related to sales and revaluations of other real estate owned and loans held for sale.

Non Interest Expense

Non interest expense was $20.0 million and $61.9 million, respectively, for the three and nine month periods ended September 30, 2012. This represented a decrease of $0.1 million or 0.5 percent and an increase of $0.7 million or 1.1 percent, respectively, compared to $20.1 million and $61.2 million, respectively, for the same periods in the prior year. The overall increase in non interest expense for the nine month period resulted primarily from an additional provision of $1.3 million related to the previously announced ongoing investigations by the SEC and the DOL relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. Other changes in non interest expense included decreases in costs associated with problem loan resolution and decreases in FDIC insurance, partially offset by increases in investments in technology and personnel to accommodate expanding risk management requirements and growth and the expansion of services and products available to new and existing customers.

Salaries and employee benefits expense, the largest component of non interest expense, for the three and nine month periods ended September 30, 2012 increased $0.1 million or 0.9 percent to $11.4 million and $0.1 million or 0.3 percent to $33.5 million, respectively, compared to $11.3 million and $33.4 million for the same periods in the prior year. Increases in salaries in 2012 were offset by the partial reduction of previously accrued officers’ incentive compensation in March 2012.

Occupancy expense for the three and nine month periods ended September 30, 2012 decreased $0.1 million or 4.5 percent to $2.1 million and $0.2 million or 2.9 percent to $6.6 million, respectively, compared to $2.2 million and $6.8 million for the same periods in the prior years. The slight decrease reflected lower maintenance costs.

Professional services expense for the three month period ended September 30, 2012 was unchanged compared to the same period in the prior year. Professional services expense for the nine month period ended September 30, 2012 increased $0.7 million or 14.3 percent to $5.6 million compared to $4.9 million in the same period in the prior year. The increases was primarily due to costs related to the engagement of consultants to assist with new systems implementations and legal costs related to the aforementioned SEC and DOL investigations of A.R. Schmeidler & Co., Inc.

Equipment expense for the three month period ended September 30, 2012 was unchanged compared to the same period in the prior year. Equipment expense for the nine month period ended September 30, 2012 increased $0.1 million or 3.1 percent to $3.3 million compared to $3.2 million for the same period in the prior year. The slight increase was due to increased equipment and software maintenance costs.

Business development expense for the three month period ended September 30, 2012 was unchanged compared to the same period in the prior year. Business development expense for the nine month period ended September 30, 2012 increased $0.4 million or $26.7 percent to $1.9 million compared to $1.5 million for the same period in the prior year. The increase for the nine month period was due to increased business development efforts and expenses related to the celebration of the Bank’s 40th anniversary.

The FDIC assessment for the three month period ended September 30, 2012 increased $0.2 million or 33.3 percent to $0.8 million compared to $0.6 million in the same period in the prior year. The FDIC assessment for the nine month period ended September 30, 2012 decreased $0.2 million or 8.3 percent to $2.2 million compared to $2.4 million for the same period in the prior years. The increase in the three month period was due to changes in the assessment rate. The decrease in the nine month period was due to the change in the premium calculation base by the FDIC.

Significant changes in other components of non interest expense for the three and nine month periods ended September 30, 2012 compared to the same periods in the prior year were due to the following:

•

Decreases of $161,000 (167.7%) and $58,000 (70.7%), respectively, in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies partially offset by increases in blanket bond insurance costs,

•	Increases of $52,000 (30.4%) and $35,000 (6.2%), respectively, in stationery and printing costs due to the systems implementation,

•	Decreases of $139,000 (43.0%) and $549,000 (40.3%), respectively, in other loan expenses, due to lower expenses related to OREO and loans in the asset recovery portfolio,

•	Decreases of $123,000 (10.5%) and $271,000 (7.9%), respectively, in outside services due to the outsourcing of several data processing functions

•	Decreases of $66,000 (52.8%) and $153,000 (39.52%), respectively, in meetings and seminars, reflecting reduced participation in such events in 2012,

•

Increases of $31,000 (6.4%) and $800,000 (39.9%) in other expenses, resulting from the additional contingency provision of $1.3 million, recorded during the first quarter of 2012, related to the aforementioned SEC investigation of A.R. Schmeidler & Co., Inc.

Income Taxes

Income taxes of $1.6 million and $15.4 million, respectively, were recorded in the three and nine month periods ended September 30, 2012, compared to $4.6 million and $10.4 million, respectively, for the same periods in the prior year. The overall effective tax rate of 37.1 percent for the nine month period ended September 30, 2012 was higher compared to 33.4 percent for the same period in the prior year. The 2012 effective rate was higher primarily due to the fact that the tax effect of the $15.9 million gain on loan sales resulted in tax-exempt income representing a lower percentage of pretax income in 2012 compared to 2011. The Company is subject to a Federal statutory rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9 percent.

Financial Condition

Assets

The Company had total assets of $2,929.0 million at September 30, 2012, an increase of $131.3 million or 4.7 percent from $2,797.7 million at December 31, 2011.

Cash and Due from Banks

Cash and due from banks was $831.4 million at September 30, 2012, an increase of $753.3 million or 964.51 percent from $78.1 million at December 31, 2011. Included in cash and due from banks is interest earning deposits of $778.0 million at September 30, 2012 and $34.4 million at December 31, 2011. The increase was due to the proceeds from the sale of loans held for sale not being fully deployed.

Federal Funds Sold

Federal funds sold totaled $12.5 million at September 30, 2012, a decrease of $3.9 million or 23.8 percent from $16.4 million at December 31, 2011.

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

The available for sale portfolio totaled $447.5 million at September 30, 2012 which was a decrease of $60.4 million or 11.9 percent from $507.9 million at December 31, 2011. The decrease resulted from a $79.5 million decrease in mortgage-backed securities and a decrease of $16.2 million of obligations of state political subdivisions which was partially offset by increases of $33.2 million in U.S. Treasury and government agency securities and $2.1 million in other debt securities. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $10.7 million at September 30, 2012 and $11.6 million at December 31, 2011. These pooled trust preferred securities have suffered severe declines in the prior periods in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to these securities.

The held to maturity portfolio totaled $10.9 million at September 30, 2012, which was a decrease of $2.0 million or 15.5 percent from $12.9 million at December 31, 2011. The decrease was due to a decrease in mortgage-backed securities.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $4.8 million and $3.8 million, respectively, at September 30, 2012 and December 31, 2011.

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

There were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at September 30, 2012 or December 31, 2011.

Loan Portfolio

Net loans totaled $1,476.8 million at September 30, 2012, a decrease of $64.6 million or 4.2 percent from $1,541.4 million at December 31, 2011. The decrease resulted principally from a $10.7 million decrease in commercial real estate loans, a $18.8 million decrease in construction loans, a $18.4 million decrease in multifamily loans and a $7.1 million decrease in lease financing and other loans, These decreases were partially offset by a $47.6 million increase in commercial and industrial loans and $35.6 increase in residential real estate loans. The increase in commercial and industrial loans reflects the Company’s strategic plan to diversify its commercial loan base among new and existing customers in its metro New York markets. The increase in residential loans was primarily the result of the purchase of adjustable rate residential loans, which were purchased as partial redeployment of proceeds from sales of loans held for sale.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	September 30	December 31
	2012	2011
Real Estate:
Commercial	$583,653	$690,837
Construction	91,241	110,027
Residential Multi-Family	209,192	227,595
Residential Other	322,841	287,233
Commercial & Industrial	266,118	218,500
Individuals & lease financing	34,643	41,760

Total loans	1,507,688	1,575,952
Deferred loan fees	(2,767)	(3,862)
Allowance for loan losses	(28,107)	(30,685)

Loans, net	$1,476,814	$1,541,405

The following table illustrates the trend in nonperforming assets, delinquency and net charge-offs from September 2011 to September 2012 (in thousands):

	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
	2012	2012	2012	2011	2011
Non-Accrual Loans:
Real Estate:
Commercial	$18,180	$12,222	$11,372	$13,212	$20,614
Construction	2,201	2,659	4,317	5,481	17,237
Residential	9,557	11,888	4,440	3,396	12,248

Total Real Estate	29,938	26,769	20,129	22,089	50,099
Commercial & Industrial	12,367	12,535	7,730	7,803	8,196
Lease Financing and Other	—	—	—	—	241

Total Non-Accrual Loans	42,305	39,304	27,859	29,892	58,536

Other Real Estate Owned	250	250	1,174	1,174	924

Nonperforming Assets excluding loans held for sale	42,555	39,554	29,033	31,066	59,460
Nonperforming loans held for sale	—	—	—	27,848	2,244

Total Nonperforming Assets including loans held for sale	$42,555	$39,554	$29,033	$58,914	$61,704

Net charge-offs (recoveries) during quarter	$4,349	$5,017	$188	$66,086	$2,276

Nonperforming assets to total assets:
Excluding loans held for sale	1.45%	1.40%	1.03%	1.11%	2.03%
Including loans held for sale	1.45%	1.40%	1.03%	2.11%	2.11%

Non-accrual loans increased $12.4 million to $42.3 million at September 30, 2012 from $29.9 million at December 31, 2011. There was no interest income on non-accrual loans included in net income for the nine month period ended September 30, 2012 and the year ended December 31, 2011. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $1.3 million and $1.1 million for the nine month period ended September 30, 2012 and the year ended December 31, 2011, respectively.

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

During the nine month period ended September 30, 2012:

•

Non-accrual commercial real estate loans increased $5.0 million resulting from the addition of eighteen loans totaling $21.6 million which was partially offset by the transfer of two loans totaling $4.8 million to non-accrual residential loans due to changes in the underlying collateral securing those loans, the charge-off of four loans totaling $4.8 million, the payoffs of six loans totaling $3.8 million, and principal payments of $3.2 million

•

Non-accrual construction loans decreased $3.3 million, resulting from the payoff of four loans totaling $7.3 million, a partial charge-off of one loan totaling $1.0 million, a charge-off of one loan totaling $0.6 million, and principal payments of $0.1 million which was partially offset by the addition of three loans totaling $5.7 million

•

Non-accrual residential loans increased $6.2 million resulting from the addition of seven loans totaling $8.9 million and transfer of two loans totaling $1.5 million from non-accrual commercial real estate loans and one loan totaling $0.1 million from non-accrual commercial and industrial loans due to changes in the underlying collateral securing those loans million which was partially offset by the charge off of eleven loans totaling $1.8 million, the transfer back to accrual of one loan totaling $1.3 million and the partial charge-off of two loans totaling $1.2 million.

•

Non-accrual commercial and industrial loans increased $4.6 million resulting from the addition of eighteen loans totaling $7.5 million and the transfer of one loan totaling $0.1 million from non-accrual commercial and industrial loans due to changes in the underlying collateral securing that loan which was partially offset by charge-offs of $2.6 million and principal payments of $0.4 million.

There were no loans past due 90 days or more and still accruing at September 30, 2012 and December 31, 2011. In addition, the Company had $7.6 million and $5.0 million of loans that were 31-89 days delinquent and still accruing at September 30, 2012 and December 31, 2011, respectively.

Loans considered by the Company to be impaired totaled $52.1 million and $47.9 million at September 30, 2012 and December 31, 2011, respectively, for which no specific reserve and specific reserves of $2.4 million, respectively, had been established.

There were twelve loans totaling $27.5 million at September 30, 2012 and sixteen loans totaling $29.0 million at December 31, 2011 that were considered troubled debt restructurings (TDRs). Of the September 30, 2012 TDRs, six loans totaling $9.8 million on accrual status and six loans totaling $17.7 million on non-accrual status were performing in accordance with their restructured terms. Of the December 2011 TDRs, seven loans totaling $18.0 were on accrual status and nine loans totaling $11.0 million were on non-accrual status. At December 31, 2011 all TDRs were performing in accordance with their restructured terms. At September 30, 2012, the Company had no commitments to lend additional funds to non-accrual loans or TDRs.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000's)			(000's)
	Sep 30 2012	Change During 2012	Dec 31 2011	Sep 30 2011	Change During 2011	Dec 31 2010
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—
Construction	—	$(2,374)	$2,374	$863	$13	$850
Residential	—	—	—	—	(17)	17
Commercial and Industrial	—	—	—	25	—	25
Lease Financing and other	—	—	—	—	—	—

Total Specific Component	—	(2,374)	2,374	888	40	892

Formula:
Real Estate:
Commercial	$11,250	(1,526)	12,776	16,371	(365)	16,736
Construction	4,292	196	4,096	5,363	(927)	6,290
Residential	8,313	220	8,093	14,349	4,515	9,834
Commercial and Industrial	3,832	1,182	2,650	4,267	2	4,265
Lease Financing and other	420	(276)	696	912	(20)	932

Total Formula Component	28,107	(204)	28,311	41,262	3,205	38,057

Total Allowance	$28,107		$30,685	$42,150		$38,949

Net Change		(2,578)			3,201
Net Charge-offs (1)		9,554			6,332

Provision for loan losses		$6,976			$9,533

Coverage Ratio (2)	66%		103%	72%		86%

Coverage Ratio excluding partial chargeoffs	73%		102%	76%		89%

(1)	Net charge-offs include partial charge-offs of $7,317 and $2,586 related non-performing and impaired loans for the nine month periods ended September 30, 2012 and 2011, respectively.
(2)	The Coverage Ratio is the allowance for loan losses divided by total non-performing loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. Partial charge-offs can significantly impact the allowance for loan losses as a percentage of nonperforming loans (coverage ratio) and other credit loss statistics and trends due to the fact that, in this situation, the allowance for loan loss is reduced and the remaining loan balance continues to be carried in nonperforming loans. At September 30, 2012 and December 31, 2011, the Company had $15.6 million and $10.6 million, respectively, of impaired loans for which $10.0 million and $1.3 million of partial charge-offs, respectively, had been recorded. At September 30, 2012, the Company had no specific reserves allocated as partial charge-offs were recorded for all identified impairments. There was a $2.4 million specific reserve allocated to one impaired loan as of December 31, 2011. This reserve was charged off in the second quarter of 2012 upon completion of the restructure of the related loan for which it was established. The Company’s analyses as of September 30, 2012 and December 31, 2011 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectability. Loss experience factors for new products, such as the residential multi-family program implemented in 2010 and 2011, were supplemented with additional factors such as industry loss experience and add-ons for new product and concentration risk. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon any more recent information that has become available. Additional information related to the Company’s allowance for loan losses is contained in Note 4 to the Company’s condensed consolidated financial statements presented in this Form 10-Q.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,548.6 million at September 30, 2012, an increase of $123.3 million or 5.1 percent from $2,425.3 million at December 31, 2011. The following table presents a summary of deposits as of the dates indicated:

	(000's)
	Sep 30 2012	Dec 31 2011	Increase (Decrease)
Demand deposits	$997,251	$910,329	$86,922
Money market accounts	859,887	963,390	(103,503)
Savings accounts	127,120	114,371	12,749
Time deposits of $100,000 or more	98,366	110,967	(12,601)
Time deposits of less than $100,000	36,012	40,634	(4,622)
Checking with interest	429,974	285,591	144,383

Total Deposits	$2,548,610	$2,425,282	$123,328

The Company experienced growth in both new and existing customers, including growth from new branches added during 2010 and 2011 which was partially offset by seasonal decreases in municipal deposits. This growth was partially offset by planned reductions in certain deposits, primarily higher cost municipal demand deposits.

Borrowings

Total borrowings were $59.1 million at September 30, 2012, a decrease of $10.4 million or 15.0 percent from $69.5 million at December 31, 2011. The decrease resulted from a $10.4 million decrease in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $292.9 million at September 30, 2012, an increase of $15.3 million or 5.5 percent from $277.6 million at December 31, 2011. The increase in stockholders’ equity resulted from net income of $26.1 million and a net increase related to exercises of stock options of $0.4 million, which was partially offset by cash dividends paid on common stock of $10.6 million and a decrease in accumulated other comprehensive income of $0.6 million.

The following table presents the Company’s and the Bank’s capital ratios as of the dates indicated:

	Sep 30 2012	Dec 31 2011	Minimum to be Considered Well Capitalized	Enhanced Capital Requirements Effective as of December 31, 2009
Leverage ratio:
Company	9.4%	8.8%	5.0%	N / A
HVB	9.2%	8.4%	5.0%	8.0%
Tier 1 capital:
Company	16.1%	11.3%	6.0%	N / A
HVB	15.9%	10.8%	6.0%	10.0%
Total capital:
Company	17.4%	12.6%	10.0%	N / A
HVB	17.2%	12.1%	10.0%	12.0%

Since the fourth quarter of 2009, the Office of the Comptroller of the Currency (“’OCC”) required HVB to maintain a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations. In addition, The Bank has established internal minimum capital ratios under its capital plan of a total risk-based capital ratio of 13.0%, a Tier 1 risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 8.5%.

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

The Company’s liquid assets at September 30, 2012 include cash and due from banks of $53.3 million, $778.0 million of interest earning deposits and Federal funds sold of $12.5 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $240.8 million at September 30, 2012. This represented 52.9 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $407.7 million, or 40.9 percent of these loans at September 30, 2012, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of September 30, 2012, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at September 30, 2012. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at September 30, 2012. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at September 30, 2012.

As of September 30, 2012, the Company had qualifying loan and investment securities totaling approximately $295 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Hudson Valley’s Annual Report on Form 10-K for the year ended December 31, 2011 include, but are not limited to, statements regarding:

•

our ability to comply with the formal agreement entered into with the Office of the Comptroller of the Currency (the“OCC”) and any additional restrictions placed on us as a result of future regulatory exams or changes in regulatory policy implemented by the OCC or other bank regulators;

•	the OCC and other bank regulators may require us to further modify or change our mix of assets, including our concentration in certain types of loans, or require us to take further remedial actions;

•

the results of the investigation of A.R. Schmeidler & Co., Inc. by the Securities and Exchange Commission (the“SEC”) and the Department of Labor (the “DOL”) and the possibility that our management’s attention will be diverted to the SEC and DOL investigations and settlement discussions and we will incur further costs and legal expenses;

•	the adverse affects on the business of A.R. Schmeidler & Co., Inc. and our trust department arising from a settlement with the SEC and DOL investigations;

•

our inability to pay quarterly cash dividends to shareholders in light of our earnings, the current and future economic environment, Federal Reserve Board guidance, our Bank’s capital plan and other regulatory requirements applicable to Hudson Valley or Hudson Valley Bank ;

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

•

the possible adverse effects that unprecedented damage in the Company’s primary market area, which resulted from the recent storm, may have on the operations of the Company and its service providers, or on the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2011 were previously reported in the Company’s 2011 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2012 compared to December 31, 2011.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended September 30, 2012. The Company had no derivative financial instruments in place at September 30, 2012 and December 31, 2011.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2012 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at September 30, 2012, shows a positive cumulative static gap of $698.8 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2012.

Gradual Change in Interest Rates	Percentage Change Percentage Change in Estimated Net Interest Income from September 30, 2012	Policy Limit
+200 basis points	6.6%	(5.0)%
-100 basis points	(2.1)%	(5.0)%

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

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the quarter ended September 30, 2012, there has not been any change that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously announced, the Securities and Exchange Commission (SEC) and the Department of Labor (DOL) are conducting ongoing investigations related to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc.(ARS). To date the Company and ARS have accrued $2.9 million of legal and other expenses related to this matter, $1.2 million of which was accrued in the first quarter 2012 and the remainder in the fourth quarter of 2011. Based on ongoing discussions with the SEC and the DOL, the Company believes it has substantially accrued for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the exact result cannot be determined.

Various other claims and lawsuits are pending against the Company and its subsidiaries in the ordinary course of business. In the opinion of management, resolution of each of these other matters is not expected to have a material effect on the financial condition or results of operations of the Company and its subsidiaries.

Item 1A. Risk Factors

Our business is subject to various risks. These risks are included in our 2011 Annual Report on Form 10-K under “Risk Factors”.

There have been no material changes in such risk factors since the date of such report.

Item 6. Exhibits

(A) Exhibits

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp.(1)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp.(2)

13.16	Hudson Valley Bank 2011 Senior Officer Incentive Program (filed herewith)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

(1)	Incorporated herein by reference in this document to the Form 10-Q filed on October 20, 2009.
(2)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010.
(3)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or section 34(b) of the Investment Company Act of 1940, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/S/ STEPHEN R. BROWN
Stephen R. Brown
President and Chief Executive Officer

November 9, 2012