Form 10-K
period 2012-12-31
HUDSON VALLEY HOLDING CORP
filed 2013-03-15
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☑

Class	Outstanding at March 1, 2013
Common Stock	19,826,597
($0.20 par value)

The aggregate market value on June 30, 2012 of voting stock held by non-affiliates of the Registrant was approximately $281,851,000.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference in Part III of this report and will be filed no later than 120 days from December 31, 2012.

FORM 10-K

PART I

ITEM 1 — BUSINESS

General

Hudson Valley Holding Corp. (the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. HVB has 18 branch offices in Westchester County, New York, 5 in Manhattan, New York, 4 in Bronx County, New York, 2 in Rockland County, New York, 1 in Kings County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut. On January 31, 2013, we announced our intention to consolidate or divest all of our Connecticut branch locations by the middle of 2013, as these branch offices have not met the Company’s expectations for growth or profitability.

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

Forward-Looking Statements

The Company has made in this Annual Report on Form 10-K various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2012. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•

the Office of the Comptroller of the Currency (the “OCC”) and other bank regulators may require us to modify or change our mix of assets, including our concentration in certain types of loans, or require us to take further remedial actions as a result of our most recent regulatory examination;

•

the Company’s intent and ability to pay quarterly cash dividends to stockholders at current levels in light of our earnings, the current and future economic environment and Federal Reserve Board guidance;

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

In 1997, a wholly-owned subsidiary, 369 East 149th Street Corp. was formed, primarily for the purpose of owning and operating certain commercial real estate property of which the Bank is a tenant.

In 2008, formed a wholly-owned subsidiary, 369 East Realty Corp. was formed, primarily for the purpose of holding property obtained through foreclosure in the normal course of business.

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

In February 2010, a wholly-owned subsidiary, 2256 Second Avenue Corp. was formed, which owns and manages the Second Avenue branch in Manhattan, New York.

The Company has no separate operations or revenues apart from HVHC Risk Management Corp. and the Bank and its subsidiaries.

Employees

At December 31, 2012, we employed 429 full-time employees and 31 part-time employees. We provide a variety of benefit plans, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

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

Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2010 census data, was $79,619. The County’s 2010 per capita income of $47,814 placed Westchester County among the highest of the nation’s counties. In June 2012, the County’s unemployment rate was 7.5 percent, as compared to New York State at 8.9 percent and the United States at 8.4 percent. The County has over 100,000 businesses, which form a large portion of our current and potential customer base. We continue to evaluate expansion opportunities in Westchester County.

New York City, which borders Westchester County, is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. According to the 2010 census data, the median household income in the city was $64,971, while the per capita income was $59,149. This places New York City in the top ranks of cities across the United States. In June 2012, New York City’s unemployment rate was 8.8%. The city also has a vibrant and diverse business community with more than 100,000 businesses and professional service firms. New York City is comprised of five counties or boroughs: Bronx, Kings (Brooklyn), New York (Manhattan), Queens and Richmond (Staten Island).

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

We expanded into Rockland County, New York, by opening a full service branch in New City, New York in February 2007 with a second branch opening in Suffern, New York in January 2012. Rockland County, New York, a suburban county, borders Westchester County, New York to the west. Rockland County’s 2010 per capita income was $34,304, while the median household income was $82,534. In June 2012, the County’s unemployment rate was 7.3%. We believe Rockland County offers attractive opportunities for us to develop new customers within our niche markets of businesses, professionals and not-for-profit organizations.

We expanded our branch network into Fairfield County, Connecticut with the opening of a full-service branch in Stamford, Connecticut in December 2007 with subsequent openings of branch offices in Westport, Greenwich and Fairfield in 2008 and Stratford in 2009. We expanded into New Haven County, Connecticut in 2009 with the opening of a full service branch in Milford. On January 31, 2013, we announced our intention to consolidate or divest all of our Connecticut branch locations by the middle of 2013, as these branches have not met the Company’s expectations of growth or profitability.

Competition

The banking and financial services business in our market area is highly competitive. There are approximately 147 banking institutions with 2,364 branch banking offices in our Westchester County, Rockland County, Bronx County, Kings County, New York County, Fairfield County, Connecticut and New Haven County, Connecticut market areas. These banking institutions had deposits of approximately $844 billion as of June 30, 2012 according to FDIC data. Our branches compete with local offices of large New York City commercial banks due to their proximity to and location within New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with us for both loans and deposits. We are smaller in size than most of our competitors. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

Our primary market area, which includes Westchester County, Rockland County and New York City in the state of New York, has a high concentration of the types of customers that we desire to serve. Our long term strategy is to expand through various initiatives, which could include: opening new full-service banking facilities and loan production offices; by expanding deposit gathering and loan originations in our market area; by enhancing and expanding computerized and telephonic products; by diversifying our products and services; by acquiring other banks and related businesses and through strategic alliances and contractual relationships.

During the past five years, we have focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of our products and services continues to be businesses, professionals, not-for-profit organizations and municipalities. Our overall strategy includes investigation of opportunities for expansion within our market area, as well as an ongoing review of our existing branch system to evaluate if our current locations have or have not met expectations for growth and profitability. We have opened eleven new facilities during the past five years, sold one and closed or consolidated three others. We have also recently announced plans to close or consolidate our six branches in the state of Connecticut during 2013. We expect to continue to open additional facilities in the future. We have invested in technology-based products and services to meet customer needs. In addition, we have expanded products and services in our deposit gathering and lending programs, and our offering of investment management and trust services. As a result, our total assets have grown nearly 24 percent during this five year period.

Lending

We engage in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2012, gross loans totaled $1,469.8 million. Gross loans were comprised of the following loan types:

Real Estate	78.1%
Commercial & Industrial	19.6%
Individuals	1.5%
Lease Financing	0.8%

Total	100.0%

At December 31, 2012, HVB’s lending limit to one borrower under applicable regulations was approximately $42.3 million.

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

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2012, the Bank could have declared additional dividends of approximately $23.9 million to the Company.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the OCC capital requirements for the Bank described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” and Note 10 to the Consolidated Financial Statements. The Company and HVB are subject to various regulatory capital guidelines. To be considered “well capitalized,” an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 ratio of 6 percent and a total capital ratio of 10 percent. As a result of the level of our non-performing loans, the concentration of commercial real estate loans in our loan portfolio, and the potential for further possible deterioration in our loans, as of October 13, 2009 we were required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). Management has continuously complied with the requirement and intends to conduct the affairs of the Company and its subsidiary Bank so as to maintain a strong capital position in the future.

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

Upon implementation of the Basel III final framework, banking institutions will be required to meet the following minimum capital ratios:

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

Implementation of the deductions and other adjustments to CET1 is scheduled to begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

On January 7, 2013, the Basel Committee released the revised Basel III Liquidity Coverage Ratio (“LCR”). The revised LCR standards allow banks to use a broader range of liquid assets to meet their liquidity buffer and reduce some of the run-off assumptions that banks must make in calculating their net cash outflows. The revised standards also clarify that banks may dip below the minimum LCR requirement during periods of stress. The Basel Committee expects national regulators to implement the LCR on a phased-in basis beginning on January 1, 2015. Though the FRB has expressed its intent to implement some version of the LCR and other Basel III liquidity standards in the United States, the scope and timing of U.S. implementation currently is unclear.

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

The FRB and the FDIC were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to the Bank and, under certain circumstances, the Company. The third NPR, which relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to the Bank and the Company (as long as the Company’s assets continue to exceed $500 million).

The comment period for these NPRs ended on October 22, 2012. Since Basel III is intended to be implemented beginning January 1, 2013, the regulators intended to finalize the rules by that date. However, on November 9, 2012, the federal agencies that proposed the NPRs announced an unspecified delay in adoption of Basel III. Moreover, the announcement did not indicate the likely new effective date.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. Generally, the Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•	Directed the FRB to issue rules which limited debit-card interchange fees;

•

After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital. (However, the currently proposed NPRs of the U.S. federal banking regulators may disallow this treatment, phased in over a 3 to 10 year period based on varying interpretations of the proposed rules);

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

•

Made permanent the $250 thousand limit for federal deposit insurance and provided unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

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

On June 20, 2012, the SEC adopted final rules regarding heightened independence requirements for Compensation Committee members. These rules require stock exchanges to adopt listing standards that address (i) independence of compensation committee members, (ii) the compensation committee’s authority to retain compensation advisers, (iii) the compensation committee’s consideration of the independence of any compensation advisers, and (iv) the compensation committee’s responsibility for the appointment, compensation and oversight of the work of any compensation adviser. On September 25, 2012, the New York Stock Exchange and NASDAQ released proposed compensation committee and compensation committee adviser independence listing standards, and on January 11, 2013, the SEC approved these standards.

Effective October 1, 2011, interchange fees on debit card transactions were limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Bank, are exempt from the debit card interchange fee standards.

The CFPB took over rulemaking responsibility over the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised in this area by their primary federal regulators (in the case of the Bank, the OCC). The Act also gave the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

The CFPB continued to propose amendments to mortgage regulations to implement Dodd-Frank mortgage lending requirements in August and September of 2012, and in January 2013, the CFPB issued several final rules. On January 10, 2013, the CFPB issued a final rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The rule implements statutory changes that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained. The rule also exempts certain transactions from the statute’s escrow requirement. The rule will become effective on June 1, 2013. Also on January 10, 2013, the CFPB issued a final rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rule amends Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The rule also amends Regulation Z and Regulation X by imposing other requirements related to homeownership counseling. The rule will become effective on January 10, 2014.

On January 18, 2013, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The rule will become effective on January 18, 2014. On January 20, 2013, the CFPB amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance. These amendments revise or provide additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements. This rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements. The amendments to § 1026.36(h) and (i) are effective on June 1, 2013, while the other provisions of the rule are effective on January 10, 2014.

Certain changes in the new mortgage rules promulgated by the CFPB would be applicable to the Bank and the Company. The CFPB is expected to issue additional final rules regarding mortgages and Home Mortgage Disclosure Act data collection in 2013.

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

On July 6, 2012, President Obama signed into law the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012, making substantial changes to the National Flood Insurance Program. Effective immediately were the re-authorization of the NFIP through September 30, 2017, and an increase in per violation Civil Money Penalties (CMPs) from $385 to $2,000 and the elimination of the $100,000 CMP cap. The effective dates on the remaining provisions are either delayed or are unclear and include: a phase out of premium subsidies for certain properties; escrow requirements; an increase in maximum coverage amounts; additional disclosure requirements; changes to force placement requirements; and clarifications regarding reliance by lenders on private insurance.

Emergency Economic Stabilization Act of 2008

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the FRB, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. The Company elected not to participate in the CPP.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”), Under the TLG Program (as amended on March 17, 2009, the FDIC has (i) guaranteed through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (the “Debt Guarantee Program”) and (ii) provided full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than or equal to 0.5 percent interest per annum and Interest on Lawyers Trust Accounts (“IOLTAs”) held at participating FDIC—insured institutions through June 30, 2010 (the “TAG Program”). On April 13, 2010, the FDIC announced a second extension of the TAG Program until December 31, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage ranges from 15 to 25 basis points based upon the Bank’s CAMELS rating by the OCC on amounts in covered accounts exceeding $250,000.

We elected to participate in both the Debt Guarantee Program and the TAG Program. We have not issued debt under the Debt Guarantee Program.

The Dodd-Frank Wall Street Reform and Consumer Protection Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the original program. The extension through December 31, 2012 applied only to non-interest bearing transaction accounts and IOLTAs. Beginning January 1, 2011, NOW accounts were no longer eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program will apply at all FDIC-insured institutions and will no longer be funded by separate premiums. The FDIC will account for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

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

Dividend Limitations

The Company is a legal entity separate and distinct from its subsidiaries. The Company’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit the Bank from paying dividends or otherwise supplying funds to the Company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Under applicable banking statutes, at December 31, 2012, the Bank could have declared additional dividends of approximately $23.9 million to the Company.

In connection with the Company’s efforts to reduce certain asset concentrations as they relate to capital, the board has adopted a dividend policy to cap dividend payments going forward at no more than 50 percent of quarterly net income in 2012 and in future periods if commercial real estate loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively. On January 31, 2013, the Company announced that it was lowering its quarterly cash dividend to $0.06 per share.

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

As of December 31, 2009, the OCC required the Bank to maintain a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). At December 31, 2012, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 17.4%, 16.2% and 9.2%, respectively.

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

As previously noted above, the Dodd-Frank Act makes permanent the $250 thousand limit for federal deposit insurance and provided unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts and IOLTAs at all insured depository institutions. Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total will be insured up to at least $250 thousand.

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

USA Patriot Act

The USA Patriot Act of 2001, signed into law on October 26, 2001, enhances the powers of domestic law enforcement organizations and makes numerous other changes aimed at countering the international terrorist threat to the security of the United States. Title III of the legislation most directly affects the financial services industry. It is intended to enhance the federal government’s ability to fight money laundering by monitoring currency transactions and suspicious financial activities. The USA Patriot Act has significant implications for depository institutions and other businesses involved in the transfer of money. Under the USA Patriot Act, a financial institution must establish due diligence policies, procedures and controls reasonably designed to detect and report money laundering and terrorist financing. Financial institutions must follow regulations adopted by the Treasury Department to encourage financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities. Financial institutions must follow regulations adopted by the Treasury Department setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies. Every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function. The passage of the USA Patriot Act has increased our compliance activities, but has not otherwise affected our operations.

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

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing on Form 4;

•	disclosure of a code of ethics for financial officers and filing a Current Report on Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-generally accepted accounting principles (“non-GAAP”) financial measures in press releases and SEC filings;

•	the formation of a public accounting oversight board;

•	various increased criminal penalties for violations of securities laws; and

•	an assertion by management with respect to the effectiveness of internal control over financial reporting.

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

In view of changing conditions in the national and local economies, we cannot predict possible future changes in interest rates, deposit levels, loan demand, or availability of investment securities and the resulting effect on our business or earnings.

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

As part of a routine safety and soundness exam conducted by the OCC during the fourth quarter of 2011, we were made aware that we would be required to reduce our concentrations in commercial real estate (CRE) and classified loans, relative to risk-based capital. In response, we sold approximately $474 million in loans at the end of the first quarter of 2012, of which $27.8 million were nonperforming, and another $25.5 million were performing classified loans, a significant step toward reducing the Bank’s concentrations of CRE loans and classified assets to less than 400 percent and 25 percent of risk-based capital, respectively.

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

As a result of our efforts to reduce our concentration in commercial real estate, we will have limited ability to increase commercial real estate loans during 2013.

We may be subject to legal fees, costs and loss of reputation arising from the actions of our investment advisor subsidiary.

As previously announced, the Securities and Exchange Commission (SEC) and the Department of Labor (DOL) are conducting ongoing investigations related to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co.,

Inc.(ARS). To date the Company and ARS have expensed $2.9 million of legal and other expenses related to this matter, $1.2 million of which was expensed in the first quarter 2012 and the remainder in the fourth quarter of 2011. Based on ongoing discussions with the SEC and the DOL, the Company believes it has substantially provided for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the exact result cannot be determined.

Further additions to our nonperforming loans may occur and adversely affect our results of operations and financial condition.

As a result of the effects of the recent economic downturn, we continue to experience elevated levels of delinquent loans, non-performing loans and other classified loans. At December 31, 2012 and 2011, our non-accrual loans totaled $34.8 million and $29.9 million, or 2.4 % and 1.9% of the loan portfolio, respectively. At December 31, 2012 and 2011, our nonperforming assets (which include non-accrual loans, accruing loans 90 days or more past due, non performing loans held for sale and foreclosed real estate, also called other real estate owned) totaled $35.1 million and $58.9 million, or 1.2% and 2.1% of total assets, respectively. In addition, we had $12.6 million and $5.0 million of accruing loans that were 31-89 days delinquent at December 31, 2012 and 2011, respectively.

Until economic and market conditions improve, we expect to continue to incur additional losses relating to non-performing loans. Our non-performing assets adversely affect our net income in various ways. First, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. Second, when we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. Third, these loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Adverse changes in the value of our problem assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further additions to in nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

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

As regulated entities, the Company and the Bank are subject to extensive supervision regulation, including maintaining certain capital requirements, which may limit their operations and potential growth. Failure to meet any such requirements would subject us to regulatory action.

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

In today’s economic and regulatory environment, banking regulators, including the OCC, continue to direct greater scrutiny to banks with higher levels of commercial real estate loans like us. As a general matter, such banks, including the Bank, are expected to maintain higher capital levels as well as other measures due to commercial real estate lending growth and exposures. As a result of the level of our non-performing loans, the concentration of commercial real estate loans in our loan portfolio, and the potential for further possible deterioration in our loans, since October 13, 2009 we were required by the OCC to maintain at the Bank, by no later than December 31, 2009, a total risk-based capital ratio of at least 12.0% (compared to 10.0% for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0% (compared to 6.0% for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0% (compared to 5.0% for a well capitalized bank). At December 31, 2012, the Bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 17.4%, 16.2% and 9.2%, respectively, and the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage ratio were 17.7%, 16.5% and 9.3%, respectively.

If we do not maintain these higher capital levels, we may be subject to enforcement actions. More generally, compliance with capital requirements may limit loan growth or other operations that require the use of capital and could adversely affect our ability to expand or maintain present business levels.

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

As of December 31, 2012, we owned pooled trust preferred debt securities with an aggregate book value of $10.5 million and an unrealized loss of approximately $7.6 million. As a result of continued adverse economic banking conditions, we incurred pretax impairment charges to earnings on these securities of approximately $0.5 million in 2012, $0.4 million in 2011 and $2.6 million during 2010. We may be required to record additional impairment charges on these pooled trust preferred debt securities or other of our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative impact on the valuation of our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders, and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

A prolonged or worsened downturn in the economy in general and the real estate market in our key market areas in particular would adversely affect our loan portfolio and our growth potential.

Our primary lending market area is Westchester County, New York and New York City and to an increasing extent, Rockland County, New York and to a lesser extent due to our intention to consolidate or divest the Connecticut branches, Fairfield County and New Haven County, Connecticut, with a primary focus on businesses, professionals and not-for-profit organizations located in this area. Accordingly, the asset quality of our loan portfolio largely depends upon the area’s economy and real estate markets. The Bank’s primary lending market area and asset quality have been adversely affected by the current economic downturn. A prolonged or worsened downturn in the economy in our primary lending area would adversely affect our asset quality, operations and limit our future growth potential.

In particular, a downturn in our local real estate market could negatively affect our business because a significant portion (approximately 86% as of December 31, 2012) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. The Bank’s loans have already been adversely affected by the current decline in the real estate market. Continuation or worsening of such conditions could have additional negative effects on our business in the future.

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

In addition, the FDIC adopted a rule that required insured depository institutions, including HVB, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments were collected on December 30, 2009. The total prepaid assessments were $12.5 million, which was recorded as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, HVB would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.

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

Our profitability, like that of most banking institutions, depends to a large extent upon our net interest income. Net interest income is the difference between interest income received on interest-earning assets, including loans and securities, and the interest paid on interest-bearing liabilities, including deposits and borrowings. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our assets and liabilities in response to such movements. Management estimates that, as of December 31, 2012, a 200 basis point increase in interest rates would result in a 5.6% increase in net interest income and a 100 basis point decrease would result in a 2.2% decrease in net interest income.

In addition, changes in interest rates may result in an increase in higher cost deposit products within our existing portfolios, as well as a flow of funds away from bank accounts into direct investments (such as U.S. government and corporate securities and other investment instruments such as mutual funds) to the extent that we may not pay rates of interest competitive with these alternative investments. Our inability to re-deploy excess liquidity into higher yielding assets will continue to compress margins and earnings.

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

From time to time the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) change their guidance governing the form and content of the Company’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB, SEC, banking regulators and the Company’s outside independent registered accounting firm, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate as the FASB and International Accounting Standards Board have reaffirmed their commitment to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition. In certain cases, the Company could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in the Company restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

We may incur liabilities under federal and state environmental laws with respect to foreclosed properties.

Approximately 86% of the loans held by the Company as of December 31, 2012 were secured, either on a primary or secondary basis, by real estate. Approximately half of these loans were commercial real estate loans, with most of the remainder being for single or multi-family residences. We currently own one property acquired in foreclosure, totaling $0.3 million. Under federal and state environmental laws, we could face liability for some or all of the costs of removing hazardous substances, contaminants or pollutants from properties we acquire on foreclosure. While other persons might be primarily liable, such persons might not be financially solvent or able to bear the full cost of the clean-up. It is also possible that a lender that has not foreclosed on property but has exercised unusual influence over the borrower’s activities may be required to bear a portion of the clean-up costs under federal or state environmental laws.

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

The Company is currently authorized to issue up to 25 million shares of common stock, of which 19,761,426 shares were outstanding as of December 31, 2012, and up to 15 million shares of preferred stock, of which no shares are outstanding. The Company’s certificate of incorporation authorizes the Board of Directors to, among other things, issue additional shares of common or preferred stock, or securities convertible or exchangeable into common or preferred stock, without stockholder approval. We may issue such additional equity or convertible securities to raise additional capital in connection with acquisitions, as part of our employee and director compensation or otherwise. The issuance of any additional shares of common or preferred stock or convertible securities could substantially dilute holders of our common stock. Moreover, to the extent that we issue restricted stock, stock options, or warrants to purchase our common stock in the future and those stock options or warrants are exercised or the restricted stock vests, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders.

We may further reduce or eliminate the cash dividend on our common stock.

We increased our total per share dividend in 2012 to $0.72 per share from a total per share dividend of $0.64 in 2011 compared to a total per share dividend of $0.59 in 2010. However, we recently announced that we are reducing our quarterly dividend to $0.06 per share. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may further reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, the Company’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

In connection with the Company’s efforts to reduce certain asset concentrations as they relate to capital, the board has adopted a dividend policy to cap dividend payments going forward at no more than 50 percent of quarterly net income in 2012 and in future periods if commercial real estate loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively.

Dividends from the Bank are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2012, the Bank could have declared additional dividends of approximately $23.9 million to the Company. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to stockholders.

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

Our earnings may be subject to increased volatility.

Our earnings may experience volatility as a result of several factors. These factors include, among others:

•	regulatory action against the Bank or ARS;

•	a continuation of the current economic downturn, or further adverse economic developments;

•	instability in the financial markets;

•	our inability to generate or maintain creditworthy customer relationships in our primary markets;

•	unexpected increases in operating costs, including special assessments for FDIC insurance;

•	further credit deterioration in our loan portfolio or unanticipated credit deterioration, or defaults by our loan customers;

•	credit deterioration or defaults by issuers of securities within our investment portfolio; or

•	a decrease in earnings from our investment advisory subsidiary potentially impacting the valuation of our goodwill.

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

HVB operates 36 branches. HVB owns the following branch locations:

Address	City	County	State
37 East Main Street	Elmsford	Westchester	New York
61 South Broadway	Yonkers	Westchester	New York
150 Lake Avenue	Yonkers	Westchester	New York
865 McLean Avenue	Yonkers	Westchester	New York
512 South Broadway	Yonkers	Westchester	New York
21 Scarsdale Road	Yonkers	Westchester	New York
664 Main Street	Mount Kisco	Westchester	New York
369 East 149th Street	Bronx	Bronx	New York
2256 Second Avenue	Manhattan	New York	New York

HVB leases the following branch locations:

Address	City	County	State
35 East Grassy Sprain Road	Yonkers	Westchester	New York
403 East Sandford Boulevard	Mount Vernon	Westchester	New York
1835 East Main Street	Peekskill	Westchester	New York
500 Westchester Avenue	Port Chester	Westchester	New York
501 Marble Avenue	Pleasantville	Westchester	New York
328 Central Avenue	White Plains	Westchester	New York
5 Huguenot Street	New Rochelle	Westchester	New York
40 Church Street	White Plains	Westchester	New York
875 Mamaroneck Avenue	Mamaroneck	Westchester	New York
399 Knollwood Road	White Plains	Westchester	New York
111 Brook Street	Eastchester	Westchester	New York
3130 East Tremont Avenue	Bronx	Bronx	New York
975 Allerton Avenue	Bronx	Bronx	New York
1250 Waters Place	Bronx	Bronx	New York
16 Court Street	Brooklyn	Kings	New York
60 East 42nd Street	Manhattan	New York	New York
233 Broadway	Manhattan	New York	New York
350 Park Avenue	Manhattan	New York	New York
112 West 34th Street	Manhattan	New York	New York
254 South Main Street	New City	Rockland	New York
4 Executive Boulevard	Suffern	Rockland	New York
1055 Summer Street	Stamford	Fairfield	Connecticut
420 Post Road West	Westport	Fairfield	Connecticut
500 West Putnam Avenue	Greenwich	Fairfield	Connecticut
2000 Post Road	Fairfield	Fairfield	Connecticut
2505 Main Street	Stratford	Fairfield	Connecticut
54 Broad Street	Milford	New Haven	Connecticut

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

ITEM 3 — LEGAL PROCEEDINGS

As previously announced, the Securities and Exchange Commission (SEC) and the Department of Labor (DOL) are conducting ongoing investigations related to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc.(ARS). To date the Company and ARS have expensed $2.9 million of legal and other expenses related to this matter, $1.2 million of which was expensed in the first quarter 2012 and the remainder in the fourth quarter of 2011. Based on ongoing discussions with the SEC and the DOL, the Company believes it has substantially provided for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the exact result cannot be determined.

Various other claims and lawsuits are pending against the Company and its subsidiaries in the ordinary course of business. In the opinion of management, resolution of each of these other matters is not expected to have a material effect on the financial condition or results of operations of the Company and its subsidiaries.

ITEM 4 — MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was held of record as of March 1, 2013 by approximately 876 registered stockholders. Our common stock trades on the New York Stock Exchange under the symbol “HVB”. Prior to our listing on the New York Stock Exchange on August 2, 2011, our common stock traded on the NASDAQ Global Select Market under the symbol “HUVL” from September 21, 2009 and sporadically on the OTC Bulletin Board prior to that.

The table below sets forth the price range of our common stock for each quarter indicated and the cash dividends per common share for each quarter. The amounts shown in the table below have been adjusted to reflect all dividends and stock splits.

	2012
	High	Low	Dividend
First Quarter	$21.51	$15.63	$0.18
Second Quarter	18.00	15.65	0.18
Third Quarter	18.09	15.64	0.18
Fourth Quarter	17.06	14.45	0.18

	2011
	High	Low	Dividend
First Quarter	$22.50	$17.57	$0.14
Second Quarter	21.19	16.98	0.14
Third Quarter	20.39	15.05	0.18
Fourth Quarter	21.66	14.69	0.18

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

There were no purchases made by the Company of its common stock during the year ended December 31, 2012.

The following table sets forth information regarding the Company’s Stock Option Plans as of December 31, 2012:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	427,819	$20.20	1,121,322
Equity compensation plans not approved by stockholders	—	—	—

All equity compensation plans have been approved by the Company’s stockholders. Additional details related to the Company’s equity compensation plans are provided in Note 11 to the Company’s consolidated financial statements presented in this Form 10-K.

Stockholder Return Performance Graph

The following graph compares the Company’s total stockholder return on a hypothetical $100 investment on December 31, 2007 and for the years 2008 through 2012, with the Russell 2000 and the SNL $1 billion to $5 billion Bank indexes.

Hudson Valley Holding Corp.

Total Return Performance

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Hudson Valley Holding Corp.	100.00	98.06	55.11	62.82	61.25	46.89
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

The graph assumes all dividends were reinvested. Returns are market capitalization weighted.

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2011, 2010, and 2009. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(000’s except share data)
Operating Results:
Total interest income	$110,052	$128,617	$128,339	$136,579	$140,112
Total interest expense	6,723	10,758	17,683	22,304	30,083

Net interest income	103,329	117,859	110,656	114,275	110,029
Provision for loan losses	8,507	64,154	46,527	24,306	11,025
Income (loss) before income taxes	46,126	(7,550)	3,708	26,322	46,523
Net income (loss)	29,181	(2,137)	5,113	19,012	30,877
Basic earnings (loss) per common share	1.49	(0.11)	0.26	1.27	2.13
Diluted earnings (loss) per common share	1.49	(0.11)	0.26	1.24	2.06
Weighted average shares outstanding	19,620,251	19,462,055	19,393,895	15,009,209	14,483,624
Diluted weighted average shares outstanding	19,626,994	19,462,055	19,455,971	15,307,674	14,973,866
Cash dividends per common share	$0.72	$0.64	$0.59	$1.05	$1.39

	December 31,
	2012	2011	2010	2009	2008
Financial Position:
Securities	$455,295	$520,802	$459,934	$522,285	$671,355
Loans, net	1,440,760	1,541,405	1,689,187	1,772,645	1,677,611
Total assets	2,891,246	2,797,670	2,669,033	2,665,556	2,540,890
Deposits	2,519,961	2,425,282	2,234,412	2,172,615	1,839,326
Borrowings	51,052	69,522	124,345	176,903	466,398
Stockholders’ Equity	290,971	277,562	289,917	293,678	207,501

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Earnings Ratios:
Net income as a percentage of:
Average earning assets	1.10%	(0.08)%	0.20%	0.79%	1.39%
Average total assets	1.02	(0.08)	0.18	0.74	1.30
Average total stockholders’ equity	10.05	(0.72)	1.75	8.74	14.76
Adjusted average total stockholders’ equity (1)	10.10	(0.72)	1.77	8.78	14.55

Capital Ratios:
Average total stockholders’ equity to average total assets	10.19%	10.59%	10.43%	8.43%	8.79%
Average net loans as a multiple of average total stockholders’ equity	5.63	6.33	5.86	8.00	7.09
Leverage capital	9.32%	8.80%	9.60%	10.17%	7.53%
Tier 1 capital (to risk weighted assets)	16.46	11.33	13.92	13.94	10.11
Total risk-based capital (to risk weighted assets)	17.72	12.58	15.18	15.16	11.33

Other:
Allowance for loan losses as a percentage of year-end loans	1.81%	1.95%	2.25%	2.13%	1.32%
Loans (net) as a percentage of year-end total assets (2)	49.83	55.10	63.29	66.50	66.02
Loans (net) as a percentage of year-end total deposits (2)	57.17	63.56	75.60	81.59	91.21
Securities as a percentage of year-end total assets	15.75	18.62	17.23	19.59	26.42
Average interest earning assets as a percentage of average interest bearing liabilities	169.33	161.63	150.04	145.87	146.90
Dividends per share as a percentage of diluted earnings per share	48.32	—	226.92	84.68	67.48

(1)	Adjusted average stockholders’ equity excludes unrealized gains, net of tax, of $1,536, $1,229, $3,078 and $981 in 2012, 2011, 2010 and 2009, respectively and unrealized losses, net of tax, of $2,955 in 2008. Adjusted average stockholders’ equity is a non-GAAP financial measure. Please refer to pages below for a reconciliation to GAAP. Management believes this alternate presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. As noted in the Company’s 2013 Proxy Statement, which is incorporated herein by reference, net income as a percentage of adjusted average stockholders’ equity is one of several factors utilized by management to determine total compensation.
(2)	Loans, net, exclude $474 million in loans held for sale at year-end 2011. These were sold at the end of the first quarter of 2012.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2012 and 2011, and consolidated results of operations for each of the three years in the period ended December 31, 2012. The Company is consolidated with its wholly-owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Annual Report on Form 10-K. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Annual Report on Form 10-K.

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, portions of New York City and Fairfield County and New Haven County, Connecticut. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s strategy includes investigation of opportunities for expansion within our market area, as well as an ongoing review of our existing branch system to evaluate if our current locations have or have not met expectations for growth and profitability. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate, and potential risks associated with the impact of regulatory changes that have occurred and may continue to take place in reaction to current conditions in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of the Company’s loans.

The Company recorded net income of $29.2 million or $1.49 per diluted share in 2012 compared to net loss of $2.1 million or ($0.11) per diluted share in 2011. The overall increase in earnings in 2012, compared to 2011, resulted primarily from a significant decrease in the provision for loan losses which totaled $8.5 million and $64.2 million for the years ended December 31, 2012 and 2011, respectively. The large provision in 2011 included $48.1 million of provisions directly related to write-downs associated with the transfer of $473.8 million of loans to the held-for-sale status in the fourth quarter of 2011, in anticipation of bulk loan sales completed in the first quarter of 2012. The loan sales were conducted to reduce the Company’s classified loans and overall concentration in commercial real estate loans. The increase in earnings in 2012, compared to 2011, also reflected a pretax gain of $15.9 million resulting from the successful completion of the aforementioned loan sales at the end of the first quarter of 2012, partially offset by slightly lower non interest income and higher non interest expenses. Earnings in 2012 and 2011 were also affected by recognized impairment charges on securities available for sale, related to the Bank’s investment in pooled trust preferred securities, of $0.5 million and $0.4 million, respectively, and by losses on revaluation of other real estate owned of $0.1 million and $0.4 million, respectively.

Total loans, excluding loans held-for-sale, decreased $106.2 million to $1,469.8 million during the year ended December 31, 2012, compared to $1,576.0 million at the prior year end. The overall decrease was primarily the result of pay downs and payoffs of existing loans exceeding new production and additional loan sales conducted in the second quarter of 2012, partially offset by the purchase of adjustable rate residential loans in the first quarter of 2012, which were purchased as partial redeployment of proceeds from sales of loans held for sale. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased to $35.1 million at December 31, 2012, compared to $58.9 million at December 31, 2011. Nonperforming assets at December 31, 2011 included $27.8 million of nonperforming loans held-for-sale. The Company recognized $12.6 million of net charge-offs during the year ended December 31, 2012, compared to $72.4 million during the year ended December 31, 2011, of which $60.2 million were related to the fourth quarter transfer of loans to held-for-sale. Overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Although there is evidence that the current economic downturn may have begun to slowly turn around, higher than normal levels of delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans continued during 2012. Despite overall reductions in classified and nonperforming loans, the Company’s loan portfolio continued to be adversely impacted by the lagging effects of declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the limited availability of residential mortgage financing, resulted in some continuing weakness in the overall asset quality of the company’s loan portfolio. As a result of these factors, the Company has continued to follow aggressive strategies for resolving problem assets and has maintained the allowance for loan losses at a higher than normal level. The provision for loan losses for 2012 was $8.5 million compared to $64.2 million in 2011. The 2012 provision was lower than in 2011 reflecting improvements achieved in the resolutions of classified and nonperforming loans. The provision in 2011 included $48.1 million of charges directly related to write-downs associated with the transfer of $473.8 million of loans to the held-for-sale status in the fourth quarter of 2011, in anticipation of bulk loans sales completed in the first quarter of 2012.

Total deposits increased $94.7 million during the year ended December 31, 2012, compared to the prior year end. The Company continued to emphasize its core deposit growth, while placing less emphasis on non core deposits including deposits which are obtained on a bid basis.

Liquidity from deposit growth, loan sales, and excess loan and investment repayments over new production was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this increase in liquidity contributed to significant margin compression. The net interest margin was 3.88 percent and 4.50 percent, for the years ended December 31, 2012, and December 31, 2011, respectively. The Company expects some additional net interest margin compression in future quarters due to maturing loans and investments being reinvested at lower interest rates and until redeployment of the excess proceeds from the recent loan sales and other maturing assets can be completed in a manner consistent with both the Company’s risk management policies and the requirements of the OCC. Regardless of the timing of the aforementioned redeployment, if interest rates continue at current levels, it is expected that additional downward pressure on net interest margin will continue.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income decreased by $14.9 million or 12.4 percent to $105.3 million for the year ended December 31, 2012, compared to $120.2 million for the year ended December 31, 2011. In addition to evaluating Hudson Valley Holding Corp’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures. Management believes that these non-GAAP financial measures provide information useful to investors in understanding Hudson Valley Holding Corp’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks. Tax equivalent basis net interest income is a non-GAAP financial measure. Net interest income in accordance with GAAP decreased by $14.6 million or 12.4 percent to $103.3 million for the year ended December 31, 2012, compared to $117.9 million for the year ended December 31, 2011. A tabular GAAP reconciliation of net interest income is included in the “Average Balances and Interest Rates” section.

Non interest income was $33.8 million in 2012, an increase of $14.9 million or 78.8 percent, compared to $18.9 million in 2011. The overall 2012 increase resulted primarily from a $15.9 million pretax gain on sales of loans completed in the first quarter of 2012 and higher other income, partially offset by lower service fees, lower investment advisory fees and higher impairment charges on securities available-for-sale. Investment advisory fee income was lower in 2012 primarily as a result of the effects of continued fluctuation in both domestic and international equity markets. Service charges decreased due to decreased activity. Pre-tax impairment charges on securities available for sale were $0.5 million in 2012 and $0.4 million in 2011. The impairment charges were related to the Company’s investments in pooled trust preferred securities. Non interest income also included losses on revaluation of other real estate owned of $0.1 million in 2012 and $0.4 million in 2011.

Non interest expense increased $2.3 million or 2.9 percent to $82.5 million in 2012, compared to $80.2 million in 2011, which increased $6.1 million or 8.2 percent compared to $74.1 million in 2010. The increase in 2012, compared to 2011, resulted primarily from increases in investments in technology and personnel to accommodate expanding risk management requirements and growth and the expansion of services and products available to new and existing customers and an increase in FDIC insurance, partially offset by decreases in costs associated with problem loan resolution.

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

As a result of the loan sales completed in the first quarter of 2012, and other resolution efforts, the Company reduced CRE loans to 313 percent of risk-based capital from 558 percent at the end of 2011, while lowering classified assets to 36.2 percent of risk-based capital. Classified assets ranged between 56 percent and 67 percent of risk-based capital in 2011, before the impact of loan marks at December 31, 2011.

Also on February 1, 2012, Hudson Valley announced its new dividend policy capping dividend payments at no more than 50 percent of net income in 2012, and in future periods if CRE loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively.

On April 24, 2012, the Board of Directors of Hudson Valley Bank signed a formal written agreement with the OCC. With this agreement, Hudson Valley is committing to adopt best practices modeled on those of the nation’s larger financial institutions, as well as evolving expectations of regulatory agencies on community banks. Included in the agreed-upon commitments are enhancements to the HVB’s procedures, systems, policies, programs, plans, training and resources. The agreement is consistent with the CRE lending and classified asset concentration commitments Hudson Valley announced on February 1, 2012. The written agreement imposes no specific capital ratio mandates or other quantitative conditions or obligations on Hudson Valley and does not impose any limit on the HVB board’s ability to pay dividends to its parent, except those imposed by the law. During the second quarter of 2012, the Bank submitted a capital plan to the OCC, which included provisions regarding the payment of dividend by HVB, as required under the written agreement. The Bank is operating in accordance with its capital plan without supervisory objection from the OCC. On January 31, 2013, the Company announced that is was reducing its quarterly dividend to $0.06 per share.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance for possible adverse effects on borrowers or collateral values that may result from widespread damage caused by Hurricane Sandy, or in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. Goodwill is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. Identifiable intangible assets are subject to impairment if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s goodwill impairment evaluations as of December 31, 2012 and December 31, 2011 did not indicate any impairment. The Company is not aware of any events or circumstances that existed with the identified intangible assets that would indicate impairment as of December 31, 2012 and December 31, 2011, and through the date of the filing.

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

Other — Certain 2011 and 2010 amounts have been reclassified to conform to the 2012 presentation.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2012

Summary of Results

During the three years ended December 31, 2012, the Company has experienced an extended period of severe negative economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans, weak loan demand and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of smaller community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans.

The Company reported net income of $29.2 million or $1.49 per diluted share in 2012 compared to net loss of $2.1 million or $0.11 per diluted share in 2011 and net income of $5.1 million or $0.26 per diluted share in 2010. The overall increase in earnings in 2012, compared to 2011, resulted primarily from a $55.6 million decrease in the provision for loan losses, partially offset by a $14.6 million decrease in net interest income in 2012, compared to 2011. The provision in 2011 included $48.1 million of charges directly related to write-downs associated with the transfer of $473.8 million of loans to the held-for-sale status in the fourth quarter of 2011, in anticipation of bulk loan sales completed in the first quarter of 2012. The loan sales were conducted to reduce the Company’s classified loans and overall concentration in commercial real estate loans. The decrease in net interest income in 2012, compared to 2011, was primarily due to significant margin compression resulting from the combined impacts of only partial redeployment of proceeds from loan sales completed in the first quarter of 2012 and the continuation of historically low interest rates. The overall increase in earnings in 2012, compared to 2011, also reflected a pretax gain of $15.9 million resulting from the successful completion of the aforementioned loan sales at the end of the first quarter of 2012, partially offset by slightly lower non interest income and higher non interest expenses. The decrease in 2011 earnings, compared to 2010 was due primarily to a $17.7 million increase in the provision for loan losses in 2011, compared to the prior year, and higher non interest expense, partially offset by higher net interest income and higher non interest income.

Provisions for loan losses totaled $8.5 million, $64.2 million and $46.5 million in 2012, 2011 and 2010, respectively. The 2012 provision was significantly lower than the comparable 2011 and 2010 periods reflecting improvements achieved in the resolutions of classified and nonperforming loans. However, the provisions were reflective of continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality. Non interest income included $0.5 million, $0.4 million and $2.6 million of pretax recognized impairment charges related to certain securities in the Company’s investment portfolio in 2012, 2011 and 2010, respectively. Non interest income also included $0.1 million, $0.4 million and $2.0 million losses on sales and revaluation of other real estate owned in 2012, 2011 and 2010, respectively. Noninterest expense for 2012 and 2011 included legal and other expenses of $1.2 million and $1.7 million related to the previously announced ongoing investigations by the Securities and Exchange Commission (“SEC”) and the Department of Labor (“DOL”) relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc.

Returns on average stockholders’ equity and average assets were 10.1 percent and 1.0 percent for 2012, compared to (0.7) percent and (0.1) percent for 2011, and 1.7 percent and 0.2 percent in 2010. Returns on adjusted average stockholders’ equity were 10.0 percent, (0.7) percent and 1.8 percent in 2012, 2011 and 2010, respectively. Adjusted average stockholders’ equity excludes the effects of net unrealized gains, net of tax of $1.5 million, $1.2 million and $3.1 million on securities available for sale in 2012, 2011 and 2010, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following table sets forth the daily average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates.

	(Dollars in thousands)
	Year Ended December 31
	2012			2011			2010
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
ASSETS
Interest earning assets:
Deposits in Banks	$535,868	$1,254	0.23%	$219,388	$621	0.28%	$300,703	$737	0.25%
Federal funds sold	19,695	39	0.20%	35,771	95	0.27%	78,748	168	0.21%
Securities: (1)
Taxable	376,450	11,898	3.16%	371,210	11,829	3.19%	367,421	13,905	3.78%
Exempt from federal income taxes	92,323	5,548	6.01%	107,698	6,569	6.10%	149,355	9,032	6.05%
Loans, net (2)	1,636,097	93,255	5.70%	1,882,199	111,802	5.94%	1,714,325	107,658	6.28%

Total interest earning assets	2,660,433	111,994	4.21%	2,616,266	130,916	5.00%	2,610,552	131,500	5.04%

Non interest earning assets:
Cash & due from banks	41,898			45,846			41,490
Other assets	145,184			144,404			145,905

Total non interest earning assets	187,082			190,250			187,395

Total assets	$2,847,515			$2,806,516			$2,797,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$894,068	$3,858	0.43%	$958,347	$6,069	0.63%	$926,755	$8,099	0.87%
Savings	124,244	500	0.40%	113,407	474	0.42%	115,624	562	0.49%
Time	138,863	838	0.60%	168,003	1,482	0.88%	202,244	2,455	1.21%
Checking with interest	353,206	701	0.20%	290,184	705	0.24%	332,315	1,091	0.33%
Securities sold under repo & other s/t borrowings	45,619	98	0.21%	49,678	246	0.50%	56,899	271	0.48%
Other borrowings	16,446	728	4.43%	40,184	1,782	4.43%	109,349	5,205	4.76%

Total interest bearing liabilities	1,572,446	6,723	0.43%	1,619,803	10,758	0.66%	1,743,186	17,683	1.01%

Non interest bearing liabilities:
Demand deposits	959,566			866,993			745,290
Other liabilities	26,553			23,461			20,199

Total non interest bearing liabilities	986,119			890,454			765,489

Stockholders’ equity (1)	288,950			296,259			289,272

Total liabilities and stockholders’ equity	$2,847,515			$2,806,516			$2,797,947

Net interest earnings		$105,271			$120,158			$113,817

Net yield on interest earning assets			3.96%			4.59%			4.36%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

Average Balances and Interest Rates

Non-GAAP disclosures

	(Dollars in thousands) Year Ended December 31,
	2012	2011	2010
Total interest earning assets:
As reported	$2,662,587	$2,618,042	$2,615,461
Unrealized gain on securities available for sale (1)	2,154	1,776	4,909

Adjusted total interest earning assets	$2,660,433	$2,616,266	$2,610,552

Net interest earnings:
As reported	$103,329	$117,859	$110,656
Adjustment to tax equivalency basis (2)	1,942	2,299	3,161

Adjusted net interest earnings	$105,271	$120,158	$113,817

Net yield on interest earning assets:
As reported	3.88%	4.50%	4.23%
Effects of (1) and (2) above	0.08%	0.09%	0.13%

Adjusted net yield on interest earning assets	3.96%	4.59%	4.36%

Average stockholders’ equity:
As reported	$290,486	$297,488	$292,350
Effects of (1) and (2) above	1,536	1,229	3,078

Adjusted average stockholders’ equity	$288,950	$296,259	$289,272

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2012 and 2011, and the years ended December 31, 2011 and 2010, on a tax equivalent basis.

	(000’s)
	2012 Compared to 2011 Increase (Decrease) Due to Change in			2011 Compared to 2010 Increase (Decrease) Due to Change in
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income:
Deposits in Banks	$896	$(263)	$633	$(199)	$83	$(116)
Federal funds sold	(43)	(13)	(56)	(92)	19	(73)
Securities:
Taxable	167	(98)	69	143	(2,219)	(2,076)
Exempt from federal income taxes	(938)	(83)	(1,021)	(2,519)	56	(2,463)
Loans, net	(14,618)	(3,929)	(18,547)	10,542	(6,398)	4,144

Total interest income	(14,536)	(4,386)	(18,922)	7,875	(8,459)	(584)

Interest expense:
Deposits:
Money market	(407)	(1,804)	(2,211)	276	(2,306)	(2,030)
Savings	45	(19)	26	(11)	(77)	(88)
Time	(257)	(387)	(644)	(416)	(557)	(973)
Checking with interest	153	(157)	(4)	(138)	(248)	(386)
Securities sold under repo & other s/t borrowings	(20)	(128)	(148)	(34)	9	(25)
Other borrowings	(1,053)	(1)	(1,054)	(3,292)	(131)	(3,423)

Total interest expense	(1,539)	(2,496)	(4,035)	(3,615)	(3,310)	(6,925)

(Decrease) increase in interest differential	$(12,997)	$(1,890)	$(14,887)	$11,490	$(5,149)	$6,341

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2012 and 2011.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The Company has experienced an extended period of severe negative economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans, weak loan demand and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of smaller community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans. During this period of economic difficulty and low interest rates, the Company took various steps to address these issues. These steps included repositioning its securities portfolio, reducing higher cost term borrowings and, during the first half of 2012, executing significant loan sales for the purpose of reducing commercial real estate concentrations and overall levels of classified and nonperforming loans. These actions have resulted in significant margin compression, particularly in 2012, as a result of the impact of only partial redeployment of proceeds from loan sales completed in the first quarter of 2012 together with the continuation of historically low interest rate levels. As a result of these differentials in redeployment and average yields, together with the current historically low interest rate environment, the Company expects additional margin compression will result in the near term, particularly during the period of redeployment of the remaining proceeds from the loan sales. The Company is in the process of implementing new lending initiatives designed to address both near and long term redeployment of available liquidity and diversification of the balance sheet. These initiatives include asset purchases, loan participations with other institutions and the development of internal ability to originate, underwrite and service leasing and other non commercial real estate credits. Management believes that the results of these efforts will enable the Company, given the difficulties encountered during the recent financial crisis, to maximize its net interest income, address regulatory concerns, and effectively reposition its portfolios from both asset composition and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, decreased $14.9 million or 12.4 percent to $105.3 million in 2012, compared to $120.2 million in 2011, which increased $6.3 million or 5.6 percent from $113.8 million in 2010. The decrease in 2012, compared to 2011, was due primarily to a decrease in the tax equivalent basis net interest margin to 3.96 percent in 2012, compared to 4.59 percent in 2011. This decrease resulted from the aforementioned significant changes in the composition of interest earning assets resulting from the combined effects of loan sales conducted in the first quarter of 2012, generally weak new loan demand and continued low interest rates. The 2012 decrease was partially offset by a $91.5 million or 9.2 percent increase in the excess of adjusted average interest earning assets over average interest bearing liabilities to $1,088.0 million in 2012, from $996.5 million in 2011. The increase in 2011, compared to 2010, resulted primarily from an increase in the tax equivalent basis net interest margin to 4.59 percent in 2011 from 4.36 percent in 2010, which was attributable to an increase of $129.1 million or 14.9 percent in the excess of adjusted average interest earning assets over average interest bearing liabilities to $996.5 million in 2011 from $867.4 million in 2010. For purposes of the financial information included in this section, the Company adjusts average interest earning assets to exclude the effects of unrealized gains and losses on securities available for sale and adjusts net interest income to a tax equivalent basis. Management believes that this alternate presentation more closely reflects actual performance, as it is consistent with the Company’s stated asset/liability management strategies. Net interest income in accordance with GAAP decreased by $14.6 million or 12.4 percent to $103.3 million for the year ended December 31, 2012, compared to $117.9 million for the year ended December 31, 2011. The effects of these non-GAAP adjustments to tax equivalent basis net interest income and adjusted average assets are included in the table presented in the “Average Balances and Interest Rates” section herein.

The Company’s overall asset quality has improved as a result of actions taken by management to reduce concentrations and classified assets. However, asset quality has continued to be adversely affected by the current state of the economy and it has continued to experience elevated levels of delinquent and nonperforming loans, and declines in the loan-to-value ratios on existing loans. Changes in the levels of nonperforming loans have a direct impact on net interest income.

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

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume decreases in loans and investments and a lower average yield on interest earning assets, partially offset by volume increases in interest earning deposits and Federal funds sold resulted in lower interest income in 2012, compared to 2011. Volume decreases in investments, interest earning deposits and Federal funds sold and a lower average yield on interest earning assets, partially offset by volume increases in loans resulted in slightly lower interest income in 2011, compared to 2010. Adjusted average interest earning assets in 2012 increased $44.1 million, or 1.7 percent, to $2,660.4 million from $2,616.3 million in 2011, which increased $5.7 million, or 0.2 percent, from $2,610.6 million in 2010.

Loans are the largest component of interest earning assets. Net loans, excluding loans held-for-sale, decreased $100.6 million or 6.5 percent to $1,440.8 million at December 31, 2012 from $1,541.4 million at December 31, 2011, which decreased $147.8 million or 8.7 percent from $1,689.2 million at December 31, 2010. Average net loans decreased $246.1 million or 13.1 percent to $1,636.1 million in 2012 from $1,882.2 million in 2011, which increased $167.9 million or 9.8 percent from $1,714.3 million in 2010. The decrease in average net loans in 2012, compared to 2011 resulted primarily from the aforementioned actions taken by the Company to reduce its concentration in commercial real estate and its level of classified loans. The increase in average net loans in 2011, compared to 2010 resulted from significant growth in the multi-family sector of the portfolio, partially offset by significant charge-offs taken during the year. The average yield on loans was 5.70 percent in 2012, compared to 5.94 percent in 2011 and 6.28 percent in 2010. As a result, interest income on loans decreased in 2012, compared to 2011, due to lower volume and lower interest rates, and interest income on loans increased in 2011, compared to 2010, due to higher volume partially offset by lower interest rates.

Total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, decreased $61.0 million or 11.7 percent to $459.3 million at December 31, 2012 from $520.3 million at December 31, 2011, which increased $56.2 million or 12.1 percent from $464.1 million at December 31, 2010. Average total securities, including FHLB stock and excluding net unrealized gains and losses, decreased $10.1 million or 2.1 percent to $468.8 million in 2012 from $478.9 million in 2011, which decreased $37.9 million or 7.3 percent from $516.8 million in 2010. The decrease in average total securities in 2012 compared to 2011 reflects volume decreases in obligations of state and political subdivisions, equities and FHLB stock partially offset by volume increases in U.S Treasury and Agency securities, mortgage-backed securities and other fixed income securities. The average tax equivalent basis yield on securities was 3.72 percent for 2012 compared to 3.84 percent in 2011. As a result, tax equivalent basis interest income on securities decreased in 2012, compared to 2011, due to lower volume and lower interest rates. The decrease in average total securities in 2011 compared to 2010 reflects volume decreases in U.S. Treasury and Agency securities, obligations of state and political subdivisions, other fixed income securities, equities and FHLB stock, partially offset by volume increases in mortgage-backed securities and mutual funds. The average tax equivalent basis yield on securities was 3.84 percent for 2011 compared to 4.44 percent in 2010. As a result, tax equivalent basis interest income on securities decreased in 2011, compared to 2010, due to lower volume and lower interest rates. During 2011, management utilized cash flow from maturing investments to fund loan growth and to reduce short-term and other borrowings. Increases and decreases in average FHLB stock results from purchases or redemptions of stock in order to maintain required levels to support efforts. During 2011, management utilized cash flow from maturing investments to fund loan growth and to reduce short-term and other borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $4.1 million or 38.0 percent to $6.7 million in 2012 from $10.8 million in 2011, which decreased $6.9 million or 39.0 percent from $17.7 million in 2010. Average interest bearing liabilities decreased $47.4 million or 2.9 percent to $1,572.4 million in 2012 from $1,619.8 million in 2011, which decreased $123.4 million or 7.1 percent from $1,743.2 million in 2010.

The decrease in average interest bearing liabilities in 2012, compared to 2011, was due to volume decreases in money market deposits, time deposits, short-term borrowings and other borrowed funds, partially offset by volume increases in savings deposits and checking with interest. Overall deposit growth was partially offset by planned reductions in certain non-core deposit balances, and proceeds from deposit growth were used to fund new loans, reduce maturing term borrowings, increase the securities portfolio or were retained in liquid investments, principally interest earning bank deposits. The average interest rate paid on interest bearing liabilities was 0.43 percent in 2012, compared to 0.66 percent in 2011. As a result of these factors, interest expense was lower in 2012, compared to 2011, due to lower volume and lower interest rates. The decrease in average interest bearing liabilities in 2011, compared to 2010, was due to volume decreases in savings deposits, time deposits, checking with interest short-term borrowings and other borrowed funds, partially offset by volume increases in money market deposits. Overall deposit growth was partially offset by planned reductions in certain non-core deposit balances, and proceeds from deposit growth were used to fund new loans, reduce maturing term borrowings, increase the securities portfolio or were retained in liquid investments, principally interest earning bank deposits. The average interest rate paid on interest bearing liabilities was 0.66 percent in 2011, compared to 1.01 percent in 2010. As a result of these factors, interest expense was lower in 2011, compared to 2010, due to lower volume and lower interest rates.

Average non interest bearing demand deposits increased $92.6 million or 10.7 percent to $959.6 million in 2012 from $867.0 million in 2011, which increased $121.7 million or 16.3 percent from $745.3 million in 2010. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2012 is as follows:

	2012	2011	2010
Average interest rate on:
Total average interest earning assets	4.21%	5.00%	5.04%
Total average interest bearing liabilities	0.43%	0.66%	1.01%
Total interest rate spread	3.78%	4.34%	4.03%

In 2012, the interest rate spread decreased reflecting decreases in interest rates on interest earnings assets and interest earning liabilities. In 2011, the interest rate spread increased as short-term interest rates rose steadily and longer term rates rose to a lesser degree. The increase was primarily due to earning assets repricing at a faster rate than interest bearing liabilities, and an increase in loans, the Company’s highest yielding asset, as a percentage of total earning assets. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Provision for Loan Losses

The provision for loan losses in 2012 was $8.5 million compared to $64.2 million in 2011 and $46.5 million in 2010. The large provisions in 2011 and 2010 were primarily related to negative effects on the Company’s loan portfolio of conditions resulting from the ongoing crisis in the financial markets. In addition, the large provision in 2011 is reflected the write-downs associated with management’s decision to transfer $473.8 million of loans to the held-for-sale status in contemplation of bulk loan sales designed to reduce both classified loans and the Company’s overall concentration in commercial real estate loans.

Non Interest Income

Non interest income increased $14.9 million or 78.8 percent to $33.8 million in 2012 compared to $18.9 million in 2011, which increased $5.2 million or 38.0 percent compared to $13.7 million in 2010. The increase in 2012, compared to the prior year period, resulted primarily from a $15.9 million pretax gain on sales of loans completed in the first quarter of 2012. The increase in 2012 also reflects higher other income partially offset by lower service fees, lower investment advisory fees and higher impairment charges on securities available-for-sale. The increase in 2011, compared to 2010, resulted primarily from increases in investment advisory fees of A.R. Schmeidler & Co., Inc. and also reflects growth in deposit activity and other service fees partially offset by a decrease in recognized impairment charges on securities available for sale.

Service charges decreased by $0.7 million or 10.0 percent to $6.3 million in 2012 compared to $7.0 million in 2011, which increased by $0.4 million or 6.1 percent from $6.6 million in 2010. The 2012 decrease, compared to 2011, was due to decreased activity. The 2011 increase, compared to 2010, was primarily due to service charges related to new products introduced in 2011 and 2010.

Investment advisory fees decreased $0.8 million or 7.8 percent to $9.5 million in 2012 from $10.3 million in 2011, which increased $1.2 million or 13.2 percent from $9.1 million in 2010. The 2012 decrease, compared to 2011, and the 2011 increase, compared to 2010, were primarily a result of the effects of continued fluctuation in both domestic and international equity markets. Although there has been recent improvement in the financial markets, continued improvement and the acquisition of new customers will be necessary for this source of non interest income to return to past levels.

The Company recognized impairment charges on securities available for sale of $0.5 million, $0.4 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010 respectively. The impairment charges are related to the Company’s investments in certain pooled trust preferred securities. These securities are primarily backed by U.S. financial institutions many of which are experiencing severe financial difficulties as a result of the current economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future. The Company has continued to hold its investments in trust preferred securities as it does not believe that the current market quotes for these investments are indicative of their underlying value. Dispositions of securities available for sale resulted in net realized gains of $0.1 million and $0.2 million in 2011 and 2010, respectively. The sales were conducted as part of the Company’s ongoing asset/liability management process. Non interest income also included $0.1 million, $0.4 million, and $2.0 million of losses on sales and revaluation of other real estate owned in 2012, 2011 and 2010, respectively.

Other income increased $0.3 million or 12.5 percent to $2.7 million in 2012 compared to $2.4 million in 2011, which remained unchanged from 2010. The increase in 2012, compared to 2011, resulted from increases in income on bank owned life insurance and rental income.

Non Interest Expense

Non interest expense increased $2.3 million or 2.9 percent to $82.5 million in 2012, compared to $80.2 million in 2011, which increased $6.1 million or 8.2 percent compared to $74.1 million in 2010. The increase in 2012, compared to 2011, resulted primarily from increases in investments in technology and personnel to accommodate expanding risk management requirements and growth and the expansion of services and products available to new and existing customers and an increase in FDIC insurance, partially offset by decreases in costs associated with problem loan resolution. The increase in 2011 non interest expense resulted primarily from the Company’s partial reinstatement of an incentive compensation plan previously terminated in 2009, increases in costs associated with problem loan resolution and other real estate owned, and investment in technology and personnel to accommodate growth and the expansion of services and products available to new and existing customers. Noninterest expense for 2012 and 2011 also included legal and other expenses of $1.2 million and $1.7 million related to the previously announced ongoing investigations SEC and the DOL relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. Based on ongoing discussions with the SEC and the DOL, the Company believes it has substantially provided for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the exact result cannot be determined.

The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non interest expense to total adjusted revenue (taxable equivalent net interest income, plus non interest income, excluding gain or loss on securities transactions) was 66.7 percent in 2012, compared to 57.3 percent in 2011 and 56.2 percent in 2010. The negative trend in the Company’s efficiency ratio has been largely driven by a decline in net interest income rather than increases in non interest expense.

Salaries and employee benefits, the largest component of non interest expense, increased $2.6 million, or 6.2 percent, to $44.8 million in 2012 from $42.2 million in 2011, which was an increase of $3.7 million, or 9.6 percent, from $38.5 million in 2010. The increase in 2012 resulted primarily from hiring additional personnel to accommodate expanding risk management requirements and growth and the expansion of services and products available to new and existing customers. The increase in 2011 is primarily from the aforementioned partial reinstatement of an incentive compensation plan, planned investment in certain staffing levels to help accommodate growth and an increase in employee retirement plans.

The following tables show the number of full and part time employees and the salaries and employee benefit expenses for the Company for the years indicated:

	2012	2011	2010
Employees at December 31,
Full Time Employees	429	445	438
Part Time Employees	31	44	40

	2012	2011	2010
	(000’s except percentages)
Salaries and Employee Benefits:
Salaries	$31,578	$30,842	$29,821
Payroll Taxes	2,643	2,579	2,455
Medical Plans	2,581	2,340	2,354
Incentive Compensation Plans	4,423	3,267	1,816
Employee Retirement Plans	2,730	2,629	1,336
Other	858	537	725

Total	$44,813	$42,194	$38,507

Percentages of total non interest expense	54.3%	52.6%	51.9%

Occupancy expense decreased $0.3 million or 3.3 percent to $8.7 million in 2012 from $9.0 million in 2011 which increased $0.6 million or 7.1 percent from $8.4 million in 2010. The decrease in 2012 resulted primarily from a decrease in maintenance costs. The increase in 2011 reflects increased costs related to the opening of new branch offices and also included rising costs on leased facilities, real estate taxes, utility costs, maintenance costs and other costs to operate the Company’s facilities.

Professional service fees increased $0.2 million or 2.7 percent to $7.6 million in 2012 from $7.4 million in 2011, which was a $2.2 million or 42.3 percent increase from $5.2 million for 2010. The increase in 2012 was primarily due to costs related to the engagement of consultants to assist with new systems implementations and legal costs related to the SEC and DOL investigations of A.R. Schmeidler & Co., Inc. The increase in 2011 was primarily due to costs related to the engagement of consultants to assist with new systems implementation, certain personnel related projects and legal expenses related to the ARS investigation.

Equipment expense increased $0.2 million or 4.7 percent to $4.5 million in 2012 from $4.3 million in 2011, which was an increase of $0.3 million or 7.5 percent from $4.0 million in 2010. The 2012 and 2011 increase reflects increased equipment and software maintenance.

Business development expense increased $0.3 million or 14.3 percent to $2.4 million in 2012 from $2.1 million in 2011 which was essentially unchanged compared to $2.0 million in 2010. The increase in 2012, compared to 2011 resulted from increased participation in business development activities in order to lay the foundation to grow the Company and expenses related to the celebration of the Bank’s 40th anniversary.

The Federal Deposit Insurance Corporation (“FDIC”) assessment was $3.2 million in 2012, compared to $2.8 million in 2011 and $4.7 million for 2010. The changes in both 2012 and 2011, compared to their respective prior year periods, are reflective of changes in the Bank’s premium calculation base and assessment rate.

Other operating expenses, as reflected in the following table, decreased 8.0 percent in 2012 and increased 9.1 percent in 2011:

	2012	2011	2010
	(000’s except percentages)
Other Operating Expenses:
Stationary & printing	$819	$798	$711
Communications expense	719	697	764
Courier expense	829	874	861
Other loan expense	889	1,861	2,468
Outside services	4,307	4,531	4,044
Dues, meetings, and seminars	272	597	325
Other	3,517	2,986	2,145

Total	$11,352	$12,344	$11,318

Percentages of total non interest expense	13.8%	15.4%	15.3%

The 2012 increases reflect higher insurance expense, stationary and printing costs, communications expense. The 2012 decreases reflect lower costs related to couriers, lower outside service fees, and lower loan expenses, including decreased expenses related to properties held as other real estate owned and decreased loan collection costs. The 2011 increases reflect higher outside service fees, primarily data processing fees, stationary and printing costs, increased costs related to couriers and increased participation in meetings and seminars. The 2011 decreases reflect lower communications expense and lower loan expenses, including decreased expenses related to properties held as other real estate owned and decreased loan collection costs.

Income Taxes

Income taxes (benefits) of $16.9 million, ($5.4) million and ($1.4) million were recorded in 2012, 2011 and 2010, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent, and a New York City tax rate of approximately 9 percent.

In the normal course of business, the Company’s Federal, New York State and New York City Corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for years after 2007. The Company is currently undergoing an audit by New York State 2005 through 2008. This audit has not yet been completed, however, no significant issues have as yet been raised and no assurance can be given regarding the outcome. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Financial Condition at December 31, 2012 and 2011

Cash and Due from Banks

Cash and due from banks was $827.5 million at December 31, 2012, an increase of $749.4 million or 959.5 percent from $78.1 million at December 31, 2011. Included in cash and due from banks is interest earning deposits of $769.7 million at December 31, 2012 and $34.4 million at December 31, 2011. The increase was a result of the proceeds from the sale of loans held for sale not being fully deployed, loan and investments payoffs, and paydowns in excess of new production and acquisitions.

Federal Funds Sold

Federal funds sold totaled $19.3 million at December 31, 2012, an increase of $2.9 million or 17.7 percent from $16.4 million at December 31, 2011. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

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

The following table sets forth the amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31 (in thousands):

	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Classified as Available for Sale
U.S. Treasury and government agencies	$53,197	$53,223	—	—
Mortgage-backed securities - residential	290,063	295,088	$385,206	$393,418
Obligations of states and political subdivisions	79,638	82,602	96,091	100,599
Other debt securities	11,319	3,748	12,220	3,332

Total debt securities	434,217	434,661	493,517	497,349
Mutual funds and other equity securities	10,026	10,409	10,067	10,548

Total	$444,243	$445,070	$503,584	$507,897

Classified as Held To Maturity
Mortgage-backed securities - residential	$5,083	$5,498	$7,767	$8,374
Obligations of states and political subdivisions	5,142	5,327	5,138	5,445

Total	$10,225	$10,825	$12,905	$13,819

The available for sale portfolio totaled $445.1 million at December 31, 2012 which was a decrease of $62.8 million or 12.4 percent from $507.9 million at December 31, 2011. The decrease resulted from a $98.3 million decrease in mortgage-backed securities, a $18.0 million decrease in obligations of states and political subdivisions and a $0.1 million decrease in other equity securities. These decreases were partially offset by a $53.2 million increase in U.S. Treasury and agency securities and a $0.4 million increase in other debt securities. The decrease in mortgage-backed securities was due principal paydowns of $215.4 million and other changes of $5.2 million which was partially offset by purchases of $122.3 million. The decrease in obligations of states and political subdivisions resulted from maturities and calls of $31.3 million and other changes of $1.5 million which was partially offset by purchases of $14.8 million. The decrease in other debt securities was due to other changes of $0.1 million. The increase in U.S. Treasury and agency securities was due to purchases of $62.4 million and other changes of $0.8 million which was partially offset by sales of $10.0 million. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $10.5 million and $11.6 million as of December 31, 2012 and December 31, 2011, respectively. These pooled trust preferred securities have suffered severe declines in the prior periods in estimated fair value primarily as a result of both illiquidity in the marketplace and declines in the credit ratings of a number of issuing banks underlying these securities. Management cannot predict what effect that continuation of such conditions could have on potential future value or whether there will be additional impairment charges related to the securities.

The held to maturity portfolio totaled $10.2 million at December 31, 2012, which was a decrease of $2.7 million or 20.9 percent from $12.9 million at December 31, 2011. The decrease was due to principal paydowns of $2.7 million in mortgage-backed securities.

The following table presents the amortized cost of securities at December 31, 2012, distributed based on contractual maturity or earlier call date, for securities expected to be called, and weighted average yields computed on a tax equivalent basis (in thousands except percentages). Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After 1 Year but		After 5 Years but
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$18,418	0.50%	$34,779	0.39%	—	—	—	—	$53,197	0.43%
Mortgage-backed securities-residential	139,975	2.20%	132,733	2.76%	$22,438	2.35%	—	—	295,146	2.46%
Obligations of states and political subdivisions	37,813	6.11%	45,801	5.61%	1,166	6.32%	—	—	84,780	5.84%
Other debt securities	—	0.00%	11,319	3.27%	—	0.00%	—	—	11,319	3.27%

Total	$196,206	2.79%	$224,632	3.00%	$23,604	2.55%	—	—	$444,442	2.88%

Estimated Fair Value	$200,200		$221,225		$24,061		—		$445,486

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $4.8 million at December 31, 2012 and $3.8 million at December 31, 2011.

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

There were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2012 or December 31, 2011.

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

Various loans secured by residential real estate properties are offered by the Company, including 1-4 family residential mortgages, and multi-family residential loans. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions. The Company offers multi-family loans up to $7,500,000 per transaction. These loans are available for 7 or 10 year terms with one 5 year extension option. A 7 year term with no extension option is also offered. Pricing is typically based on a spread over the corresponding FHLB rate. Amortization of up to 30 years, a maximum loan to value ratio of 75% and a debt service coverage ratio of 1.2 to 1 are generally required. The Bank’s primary regulator considers multi-family residential loans to be part of commercial real estate for concentration risk measurement purposes.

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

Major classifications of loans at December 31 are as follows:

	(000’s)
	2012	2011	2010	2009	2008
Real Estate:
Commercial	$550,786	$690,837	$796,253	$783,597	$642,923
Construction	74,727	110,027	174,369	255,660	254,837
Residential Multifamily	196,199	227,595	152,295	88,789	90,834
Residential Other	325,774	287,233	315,031	365,743	318,597
Commercial & Industrial	288,809	218,500	245,263	274,860	358,076
Other	21,725	29,222	33,257	26,970	21,536
Lease financing	11,763	12,538	15,783	20,810	18,461

Total loans	1,469,783	1,575,952	1,732,251	1,816,429	1,705,264
Deferred loan fees	(2,411)	(3,862)	(4,115)	(5,139)	(5,116)
Allowance for loan losses	(26,612)	(30,685)	(38,949)	(38,645)	(22,537)

Loans, net	$1,440,760	$1,541,405	$1,689,187	$1,772,645	$1,677,611

Gross loans decreased $106.2 million or 6.7 percent to $1,469.8 million at December 31, 2012 from $1,576.0 million at December 31, 2011, which decreased $156.3 million or 9.0 percent from $1,732.3 million at December 31, 2010. The changes in gross loans resulted primarily from:

•

Decreases of $140.1 million and $105.4 million in 2012 and 2011, respectively, in commercial real estate mortgages. The decreases resulted primarily from recent actions taken by the Bank to reduce its concentration in commercial real estate.

•

Decreases of $35.3 million and $64.3 million in 2012 and 2011, respectively, in construction loans. The decreases resulted primarily from increased payoffs, charge-offs and a lower volume of originations;

•

Decrease of $31.4 million and an increase of $75.3 million in 2012 and 2011, respectively, in multifamily loans. The decrease in 2012 resulted primarily from recent actions taken by the Bank to reduce its concentration in commercial real estate. The increase in 2011 resulted from increased activity in multifamily loans.

•

Increase of $38.5 million and a decrease of $27.8 million in 2012 and 2011, respectively, in residential real estate mortgages. The increase in 2012 was due to the purchase of $65.8 million of adjustable rate 1-4 family residential loans which was partially offset by payoffs, paydowns, and charge-offs. The decrease in 2011 was due to payoffs, paydowns, and chargeoffs.

•

Increase of $70.3 million in 2012 and a decrease of $26.8 million in 2011 in commercial and industrial loans. The increase in 2012 resulted primarily from increased activity as the Company emphasized this loan type to diversify the loan portfolio. The decrease was primarily the result of lower loan volume due to the ongoing economic crisis;

•	Decreases of $7.5 million and $4.0 million in 2012 and 2011, respectively, in other loans; and

•	Decreases of $0.8 million and $3.2 million in 2012 and 2011, respectively, in lease financings.

Loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the Prime Rate as published in the Wall Street Journal. At December 31, 2012, the Company had total gross loans with fixed rates of interest of $937.8 million, or 63.8 percent of total loans, and total gross loans with variable or floating rates of interest of $532.0 million, or 36.2 percent of total loans, as compared to $940.3 million or 59.7 percent of total loans in fixed rate loans and $635.7 million or 40.3 percent of total loans in variable or floating rate loans at December 31, 2011.

Average net loans decreased $246.1 million or 13.1 percent to $1,636.1 million in 2012 from $1,882.2 million in 2011, which increased $167.9 million or 9.8 percent from $1,714.3 million in 2010.

At December 31, 2012 and 2011, the Company had approximately $217.6 million and $181.9 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

The following table presents the maturities of loans outstanding at December 31, 2012 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates:

	(000’s except percentages)
	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percent
Loans:
Real Estate - commercial	$90,463	$269,585	$190,738	$550,786	60.2%
Real Estate - construction	69,790	4,937	—	74,727	8.2%
Commercial & Industrial	92,761	100,539	95,509	288,809	31.6%

Total	$253,014	$375,061	$286,247	$914,322	100.0%

Rate sensitivity:
Fixed or predetermined interest rates	$53,881	$317,606	$253,357	$624,844	68.3%
Floating or adjustable interest rates	199,133	57,455	32,890	289,478	31.7%

Total	$253,014	$375,061	$286,247	$914,322	100.0%

Percent	27.7%	41.0%	31.3%	100.0%

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

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, nonperforming loans held for sale, Other Real Estate Owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the years ended December 31:

	(000’s)
	December 31,
	2012	2011	2010	2009	2008
Loans Past Due 90 Days or More and Still Accruing:	—	—	$1,625	$6,941	$7,019
Non-accrual loans at period end	$34,808	$29,892	43,684	50,590	11,284
Other real estate owned	250	1,174	11,028	9,211	5,467
Nonperforming loans held for sale	—	27,848	7,811	—	—
Additional interest income that would have been recorded if these borrowers had complied with contractual terms	1,401	3,216	4,346	3,032	875

There was no interest income on non-accrual loans included in net income for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

The following table is a summary of nonperforming assets as of December 31:

	(000’s except percentages)
	December 31,
	2012	2011	2010	2009	2008
Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	—	$292	$6,210	$897
Construction	—	—	1,323	—	5,797
Residential	—	—	—	401	325

Total Real Estate	—	—	1,615	6,611	7,019
Commercial & Industrial	—	—	10	273	—
Lease Financing and Individuals	—	—	—	57	—

Total Loans Past Due 90 Days or More and Still Accruing	—	—	1,625	6,941	7,019

Non-Accrual Loans:
Real Estate:
Commercial	$18,387	$13,212	15,295	20,957	2,241
Construction	4,720	5,481	15,689	10,057	2,824
Residential	9,682	3,396	7,744	15,621	4,618

Total Real Estate	32,789	22,089	38,728	46,635	9,683
Commercial & Industrial	2,019	7,803	4,563	3,821	1,601
Lease Financing and Other	—	—	393	134	—

Total Non-Accrual Loans	34,808	29,892	43,684	50,590	11,284

Other Real Estate Owned	250	1,174	11,028	9,211	5,467

Nonperforming Assets excluding loans held for sale	35,058	31,066	56,337	66,742	23,770
Nonperforming loans held for sale	—	27,848	7,811	—	—

Total Nonperforming Assets including loans held for sale	$35,058	$58,914	$64,148	$66,742	$23,770

Net charge-offs during year	$12,580	$72,418	$46,223	$8,198	$5,855

Nonperforming assets to total assets:
Excluding loans held for sale	1.21%	1.11%	2.11%	2.50%	0.94%
Including loans held for sale	1.21%	2.11%	2.40%	2.50%	0.94%

Non-accrual commercial real estate loans increased $5.2 million to $18.4 million at December 31, 2012 from $13.2 million at December 31, 2011 which was a decrease of $2.1 million from $15.3 million at December 31, 2010. The 2012 increase resulted from the addition of thirteen loans totaling $12.3 million and the transfer of three loans totaling $10.6 million to nonperforming troubled debt restructurings (“TDRs”), which was partially offset by the charge-off of six loans totaling $5.0 million, the transfer of three loans totaling $4.5 million from nonperforming TDRs, principal payments of $4.2 million, one loan participation sold for $3.5 million, and the payoff of one loan totaling $0.5 million. The 2011 decrease resulted from the charge-off of twenty five loans totaling $11.3 million, the transfer of eighteen loans totaling $11.3 million to loans held-for-sale, the return to accruing status of four loans totaling $2.3 million and principal payments of $7.9 million. These decreases were partially offset by the addition to non-accrual of thirty two loans totaling $29.0 million and the transfer of one loan from loans held-for-sale totaling $1.7 million.

Non-accrual construction loans decreased $0.8 million to $4.7 million at December 31, 2012 from $5.5 million at December 31, 2011, which was a decrease of $10.2 million from $15.7 million at December 31, 2010. The 2012 decrease resulted from the charge-off of three loans totaling $1.8 million, principal payments of $1.8 million, the transfer of one loan totaling $3.9 million from nonperforming TDRs, and the payoff of two loans totaling $1.8 million which was partially offset by the addition of four loans totaling $8.5 million. The 2011 decrease resulted from the transfer of seven loans totaling $6.2 million to loans held-for-sale, principal payments of $5.6 million, the charge-off of fifteen loans totaling $5.4 million, and the transfer of one loan totaling $0.9 million to other real estate owned. These decreases were partially offset by the addition of seven loans totaling $7.9 million to non-accrual.

Non-accrual residential real estate loans increased $6.3 million to $9.7 million at December 31, 2012 from $3.4 million at December 31, 2011 which was a decrease of $4.3 million from $7.7 million at December 31, 2010. The 2012 increase was due to the addition of three loans totaling $8.6 million, the transfer of one loan totaling $0.2 million to nonperforming TDRs, and the transfer of one loan totaling $0.1 million to loans held-for-sale which was partially offset by the charge-off of seven loans totaling $2.6 million. The 2011 decrease was due to the charge-off of twenty nine loans totaling $9.0 million, the transfer of seventeen loans totaling $7.5 million to loans held-for-sale, principal payments of $2.6 million and the return to accruing status of six loans totaling $2.2 million. These decreases were partially offset by the addition of thirty two loans totaling $17.0 million to non-accrual status.

Non-accrual commercial and industrial loans decreased $5.8 million to $2.0 million at December 31, 2012 from $7.8 million at December 31, 2011 which was an increase of $3.2 million from $4.6 million at December 31, 2010. The 2012 decrease resulted from the charge-off of two loans totaling $2.3 million, principal payments of $0.6 million, and the transfer of four loans totaling $5.6 million from nonperforming TDRs which was partially offset by the addition of nine loans totaling $0.3 million and the transfer of two loans totaling $2.4 million to nonperforming TDRs. The 2011 increase resulted from the transfer of thirty six loans totaling $11.3 million from nonperforming TDRs which was partially offset by the charge-off of thirty eight loans totaling $5.6 million, the transfer of two loans to loans held-for-sale totaling $1.1 million, principal payments of $1.1 million and the transfer of one loan totaling $0.3 million to other real estate owned.

There were no non-accrual loans to individuals at December 31, 2012 and 2011, and $0.4 million at December 31, 2010. The 2011 decrease resulted from principal payments of $0.8 million, the charge-off of fourteen loans totaling $0.1 million which was partially offset by the addition of fifteen loans totaling $0.5 million to non-accrual status.

There were no loans past due 90 days or more and still accruing at December 31, 2012 and 2011, and $1.6 million at December 31, 2010. In addition, we had $12.6 million, $5.0 million and $21.0 million of accruing loans that were 31-89 days delinquent at December 31, 2012, 2011 and 2010, respectively.

Other real estate owned totaled $0.3 million, $1.2 million and $11.0 million, respectively, at December 31, 2012, 2011 and 2010. The 2012 decrease was due to the sale of two properties totaling $0.8 million and $0.1 million in write downs. The 2011 decrease was due to the sale of six properties totaling $10.7 million and $0.2 million in write downs on two properties which were partially offset by the addition of two properties totaling $1.1 million.

During 2012 and 2011, the Company continued to experience elevated levels of nonperforming and classified assets which resulted from the ongoing effects of the economic downturn. This condition, together with increased regulatory pressure to reduce concentrations in commercial real estate loans and levels of classified assets relative to risk-based capital, have resulted in the Company’s decisions to adopt more aggressive measures for problem loan resolution including the $474 million loan sale during 2012. The Company believes that these aggressive actions appropriately address asset quality problems, concentration risk, and decisive changes within the regulatory climate.

At December 31, 2012, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans increased $4.9 million to $34.8 million at December 31, 2012, compared to $29.9 million at December 31, 2011, which decreased $13.8 million compared to

$43.7 million at December 31, 2010. Net income is adversely impacted by the level of non-accrual loans and other nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

Impaired loans totaling $54.7 million, $47.9 million and $49.6 million at December 31, 2012, 2011 and 2010, respectively, have been measured based on the estimated fair value. At December 31, 2012, there was no allowance for loan losses allocated to impaired loans. At December 31, 2011 and 2010, the total allowance for loan loss allocated to impaired loans and other identified loan problems was $2.4 million and $0.9 million, respectively. The average recorded investment in impaired loans for the years ended December 31, 2012, 2011 and 2010 was approximately $51.9 million, $68.1 million and $64.4 million, respectively. Loans which have been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered to be TDRs and are included in impaired loans. Impaired loans as of December 31, 2012, 2011 and 2010 included $27.2 million, $28.5 million and $17.2 million, respectively, of loans considered to be TDRs. At December 31, 2012, seven TDRs with a carrying amount of $19.9 million were on accrual status and performing in accordance with their modified terms as compared to seven TDRs with a carrying amount of $18.0 million at December 31, 2011, and one TDR with a carrying amount of $5.9 million at December 31, 2010. All other TDRs as of December 31, 2012, 2011 and 2010 were on nonaccrual status. Other pertinent data related to the Company’s loan portfolio are contained in Note 4 to the Company’s consolidated financial statements presented in this Form 10-K.

The Company performs extensive ongoing asset quality monitoring by both internal and independent loan review functions. In addition, the Company conducts timely remediation and collection activities through a network of internal and external resources which include an internal asset recovery department, real estate and other loan workout attorneys and external collection agencies. In addition, during 2011 and 2012, the Company implemented a more aggressive workout strategy for the resolution of problem assets in light of a sluggish economic recovery, continued weakness in local real estate activity and market values and growing difficulty in resolving problem loans in a timely fashion through traditional foreclosure proceedings due to increased bankruptcy filings and overcrowded court systems. See “Allowance for Loan Losses” below for further discussion of this strategy. Management believes that these efforts are appropriate for accomplishing either successful remediation or maximizing collections related to nonperforming assets.

Allowance for Loan Losses: The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans and a formula component to consider historical loan loss experience and additional risk factors affecting the portfolio.

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the years ended December 31 is as follows:

	(000’s)
	2012	Change During 2012	2011	Change During 2011	2010	Change During 2010	2009	Change During 2009	2008	Change During 2008	2007
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—	—	—	—	—	—
Construction	—	$(2,374)	$2,374	$1,524	$850	$725	$125	$125	—	$(500)	$500
Residential	—	—	—	(17)	17	(2,461)	2,478	2,478	—	(950)	950
Commercial and Industrial	—	—	—	(25)	25	(471)	496	496	—	(207)	207
Lease Financing and other	—	—	—	—	—	(475)	475	475	—	(120)	120

Total Specific Component	—	(2,374)	2,374	1,482	892	(2,682)	3,574	3,574	—	(1,777)	1,777

Formula:
Real Estate:
Commercial	10,090	(2,686)	12,776	(3,889)	16,665	1,392	15,273	7,053	8,220	3,993	4,227
Construction	3,949	(147)	4,096	(2,215)	6,311	634	5,677	2,007	3,670	509	3,161
Residential	8,119	26	8,093	(1,774)	9,867	2,639	7,228	3,034	4,194	1,226	2,968
Commercial and Industrial	4,077	1,427	2,650	(1,629)	4,279	(2,551)	6,830	558	6,272	1,227	5,045
Lease Financing and other	377	(319)	696	(239)	935	872	63	(118)	181	(8)	189

Total Formula Component	26,612	(1,699)	28,311	(9,746)	38,057	2,986	35,071	12,534	22,537	6,947	15,590

Total Allowance	$26,612		$30,685		$38,949		$38,645		$22,537		$17,367

Net Change		(4,073)		(8,264)		304		16,108		5,170
Net Charge-offs		12,580		72,418		46,223		8,198		5,855

Provision for loan losses		$8,507		$64,154		$46,527		$24,306		$11,025

Coverage Ratio (2)	76%		103%		86%		67%		123%

Coverage Ratio excluding partial chargeoffs	81%		102%		89%		69%		122%

(1)	Net chargeoffs include partial chargeoffs of $7,344, $2,551, $11,211, $4,278 and $892 related nonperforming and impaired loans for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(2)	The Coverage Ratio is the allowance for loan losses divided by total nonperforming loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. Partial charge-offs can significantly impact the allowance for loan losses as a percentage of nonperforming loans (coverage ratio) and other credit loss statistics and trends due to the fact that, in this situation, the allowance for loan loss is reduced and the remaining loan balance continues to be carried in nonperforming loans. At December 31, 2012, 2011 and 2010, the Company had $20.3 million, $10.6 million, and $15.1 million, respectively, of impaired loans for which $9.9 million, $3.6 million, and $12.2 million of partial charge-offs, respectively, had been recorded. At December 31, 2012, the Company had no specific reserves allocated as partial charge-offs were recorded for all identified impairments. There was a $2.4 million specific reserve allocated to one impaired loan as of December 31, 2011 and a $0.9 million specific reserve allocated to three impaired loans as of December 31, 2010. The Company’s analyses as of December 31, 2012 and December 31, 2011 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

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

A summary of the allowance for loan losses for each of the prior five years ended December 31 is as follows:

	(000’s except percentages)
	2012	2011	2010	2009	2008
Net loans outstanding at end of year	$1,440,760	$1,541,405	$1,689,187	$1,772,645	$1,677,611

Average net loans outstanding during the year	$1,636,097	$1,882,199	$1,714,325	$1,739,421	$1,483,196

Allowance for loan losses:
Balance, beginning of year	$30,685	$38,949	$38,645	$22,537	$17,367
Provision charged to expense	8,507	64,154	46,527	24,306	11,025

	39,192	103,103	85,172	46,843	28,392

Charge-offs and recoveries during the year:
Charge-offs:
Real estate:
Commercial	(5,002)	(39,168)	(13,452)	(2,790)	(78)
Construction	(3,509)	(10,026)	(16,582)	(1,090)	(775)
Residential	(3,018)	(22,692)	(14,911)	(1,173)	(1,270)
Commercial and industrial	(3,744)	(6,225)	(3,150)	(4,404)	(3,422)
Lease financing and other	(574)	(125)	(544)	(42)	(632)
Recoveries:
Real estate:
Commercial	957	1,424	833	—	—
Construction	179	622	151	1	—
Residential	437	2,571	856	14	180
Commercial and industrial	1,171	992	535	1,259	65
Lease financing and other	523	209	41	27	77

Net charge-offs during the year	(12,580)	(72,418)	(46,223)	(8,198)	(5,855)

Balance, end of year	$26,612	$30,685	$38,949	$38,645	$22,537

Ratio of net charge-offs to average net loans outstanding during the year	0.77%	3.85%	2.70%	0.47%	0.39%
Ratio of allowance for loan losses to gross loans outstanding at end of year	1.81%	1.95%	2.25%	2.13%	1.32%

In determining the allowance for loan losses, in addition to historical loss experience and the other relevant factors disclosed above, management considers changes in net charge-offs during the year.

The distribution of our allowance for loan losses at the years ended December 31 is summarized as follows (in thousands):

	2012			2011
	Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans	Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans
Real Estate:
Commercial	$10,090	$550,786	37.47%	$12,776	$690,837	43.84%
Construction	3,949	74,727	5.08%	6,470	110,027	6.98%
Residential	8,119	521,973	35.51%	8,093	514,828	32.67%
Commercial and industrial	4,077	288,809	19.65%	2,650	218,500	13.86%
Lease financing and other	377	33,488	2.29%	696	41,760	2.65%

Total	$26,612	$1,469,783	100.00%	$30,685	$1,575,952	100.00%

	2010			2009
	Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans	Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans
Real Estate:
Commercial	$16,665	$796,253	45.97%	$15,273	$783,597	43.14%
Construction	7,161	174,369	10.07%	5,802	255,660	14.07%
Residential	9,884	467,326	26.98%	9,706	454,532	25.02%
Commercial and industrial	4,304	245,263	14.16%	7,326	274,860	15.13%
Lease financing and other	935	49,040	2.83%	538	47,780	2.63%

Total	$38,949	$1,732,251	100.00%	$38,645	$1,816,429	100.00%

	2008
	Amount of Loan Loss Allowance	Loan Amount By Category	Percentage of Loans in each Category by Total Loans
Real Estate:
Commercial	$8,220	$642,923	37.70%
Construction	3,670	254,837	14.94%
Residential	4,194	409,431	24.01%
Commercial and industrial	6,272	358,076	21.00%
Lease financing and other	181	39,997	2.35%

Total	$22,537	$1,705,264	100.00%

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

The Company recorded a provision for loan losses of $8.5 million during 2012, $64.2 million for 2011 and $46.5 million in 2010. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

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

Total deposits at December 31, 2012 increased $94.7 million or 3.9 percent to $2,520.0 million, from $2,425.3 million at December 31, 2011, which increased $190.9 million or 8.5 percent from $2,234.4 million at December 31, 2010. The Company has experienced significant growth in new customers both in existing branches and new branches added during 2012 and 2011. This growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce long term and short term borrowings and to fund loan growth. The Company had no brokered certificates of deposit at December 31, 2012 and 2011.

The following table presents a summary of deposits at December 31:

	(000’s)
	2012	2011
Demand deposits	$1,035,847	$910,329
Money market accounts	843,224	963,390
Savings accounts	126,885	114,371
Time deposits of $100,000 or more	97,704	110,967
Time deposits of less than $100,000	34,603	40,634
Checking with interest	381,698	285,591

Total Deposits	$2,519,961	$2,425,282

The following table presents deposits classified by time remaining to maturity as of the dates indicated (in thousands):

	December 31,
	2012			2011
	Time Deposits of $100,000 or More	Time Deposits of $100,000 or Less	Total Time Deposits	Time Deposits of $100,000 or More	Time Deposits of $100,000 or Less	Total Time Deposits
3 months or less	$41,162	$8,495	$49,657	$56,363	$11,566	$67,929
Over 3 months through 6 months	18,173	7,489	25,662	21,261	8,968	30,229
Over 6 months through 12 months	25,256	5,987	31,243	27,069	7,489	34,558
Over 12 months	13,113	12,632	25,745	6,274	12,611	18,885

Total	$97,704	$34,603	$132,307	$110,967	$40,634	$151,601

Time deposits of over $100,000, including municipal CD’s, decreased $13.3 million and $33.5 million at December 31, 2012 and 2011, respectively, compared to the prior year end balances. These CD’s are primarily short term and are acquired on a bid basis. Time deposits of over $100,000 generally have maturities of 7 days to one year.

The Company also from time to time utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits in excess of $100,000 depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these funding sources, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates. At December 31, 2012 and 2011, the Company had no brokered deposits.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s except percentages)
	Year Ended December 31,
	2012 Average		2011 Average		2010 Average
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits—non interest bearing	$959,566		$866,993		$745,290
Money market accounts	894,068	0.43%	958,347	0.63%	926,755	0.87%
Savings accounts	124,244	0.40%	113,407	0.42%	115,624	0.49%
Time deposits	138,863	0.60%	168,003	0.88%	202,244	1.21%
Checking with interest	353,206	0.20%	290,184	0.24%	332,315	0.33%

Total	$2,469,947	0.24%	$2,396,934	0.36%	$2,322,228	0.53%

Average deposits outstanding increased $73.0 million or 3.0 percent to $2,469.9 million in 2012 from $2,396.9 million in 2011, which increased $74.7 million or 3.2 percent from $2,322.2 million in 2010.

Average non interest bearing deposits increased $92.6 million or 10.7 percent in 2012 to $959.6 million from $867.0 million in 2011 which increased $121.7 million or 16.3 percent from $745.3 million in 2010. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2012 decreased $19.5 million, or 1.3 percent, reflecting decreases in money market accounts and time deposits, partially offset by increases in savings accounts and checking with interest accounts. Average interest bearing deposits in 2011 decreased $47.0 million, or 3.0 percent, reflecting decreases in checking with interest accounts, time deposits, and savings accounts, partially offset by increases in money market accounts.

Average money market deposits decreased $64.3 million or 6.7 percent in 2012 and increased $31.6 million or 3.4 percent in 2011, due in part to new customer accounts, increased activity in existing accounts, and the addition of new branches.

Average checking with interest deposits increased $63.0 million or 21.7 percent in 2012 and decreased $42.1 million or 12.7 percent in 2011. The increase in 2012 was due to new account activity and increased activity in existing accounts. The decrease in 2011 was reflective of a decline in new accounts and less activity on existing accounts.

Average time deposits decreased $29.1 million or 17.3 percent in 2012 and $34.2 million or 16.9 percent in 2011. The decreases in both 2012 and 2011 were due to decreased activity in existing accounts as a result of the current low interest rate environment.

Average savings deposit balances increased $10.8 million or 9.6 percent in 2012 and decreased $2.2 million or 1.9 percent in 2011. The increase in 2012 was a result of new customer accounts and increased activity in existing accounts. The decrease in 2011 was reflective of a decline in new accounts and less activity on existing accounts.

Borrowings

The Company’s borrowings with original maturities of one year or less totaled $34.6 million and $53.1 million at December 31, 2012 and 2011, respectively. Such short-term borrowings consisted entirely of customer repurchase agreements at December 31, 2012 and 2011. Other borrowings totaled $16.4 million and $16.5 million at December 31, 2012 and 2011, respectively, which included a $15.0 million callable fixed rate FHLB borrowing with an initial stated maturity of ten years and a $1.3 million non callable FHLB borrowing with an initial maturity of thirty years at December 31, 2012 and 2011. The callable borrowing of $15.0 million from FHLB matures in 2016. The FHLB has the right to call this borrowing at various dates in 2013 and quarterly thereafter. A non callable borrowing of $1.3 million matures in 2027. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

Interest expense on all borrowings totaled $0.8 million, $2.0 million and $5.5 million in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, these borrowings were collateralized by loans and securities with estimated fair values of $51.2 million and $79.2 million, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years set forth below:

		(000’s except percentages)
		2012	2011	2010
Average balance:	Short-term	$45,619	$49,678	$56,899
	Other Borrowings	16,446	40,184	109,349

Weighted average interest rate (for the year):	Short-term	0.2%	0.5%	0.5%
	Other Borrowings	4.4	4.4	4.8

Weighted average interest rate (at year end):	Short-term	0.3%	0.3%	0.3%
	Other Borrowings	4.4	4.4	4.5
Maximum month-end outstanding amount:	Short-term	$56,312	$61,897	$71,822
	Other Borrowings	16,463	87,748	123,784

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2012, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at December 31, 2012. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at December 31, 2012. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at December 31, 2012.

As of December 31, 2012, the Company had qualifying loan and investment securities totaling approximately $424 million which could be utilized under available borrowing programs thereby increasing liquidity.

Capital Resources

Stockholders’ equity increased $13.4 million or 4.8 percent to $291.0 million at December 31, 2012 from $277.6 million at December 31, 2011, which decreased $12.3 million or 4.2 percent from $289.9 million at December 31, 2010. The 2012 increase resulted from net income of $29.2 million and net proceeds from stock options of $0.5 million and restricted stock of $0.4 million which was partially offset by cash dividends of $14.1 million and a decrease of accumulated other comprehensive income of $2.6 million. The 2011 decrease resulted from cash dividends of $12.4 million and net loss of $2.1 million which was partially offset by net proceeds from exercises of stock options of $1.4 million and an increase of accumulated other comprehensive income of $0.8 million.

HVB’s payment of dividends to the Company, the Company’s primary source of funds, is subject to limitation by federal and state regulators based on such factors as the maintenance of adequate capital, which could reduce the amount of dividends otherwise payable. See “Business — Supervision and Regulation.”

The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 included elsewhere herein.

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

The capital ratios at December 31 are as follows:

	2012	2011	2010
Tier 1 capital:
Company	16.5%	11.3%	13.9%
HVB	16.2%	10.8%	12.8%
Total capital:
Company	17.7%	12.6%	15.2%
HVB	17.4%	12.1%	14.0%
Leverage:
Company	9.3%	8.8%	9.6%
HVB	9.2%	8.4%	8.8%

In connection with the Company’s efforts to reduce certain asset concentrations as they relate to capital, the board has adopted a dividend policy to cap dividend payments going forward at no more than 50 percent of quarterly net income in 2012 and in future periods if commercial real estate loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively. On January 31, 2013, the Company announced that it was reducing its quarterly dividend to $0.06 cash per share.

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

The Company’s liquid assets, at December 31, 2012, include cash and due from banks of $827.5 million and Federal funds sold of $19.3 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios provide a constant stream of maturing assets and reinvestable cash flows, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $218.4 million at December 31, 2012. This represented 48.1 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $162.6 million, or 11.1 percent of loans at December 31, 2012, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

The Bank is a member of the FHLB. As such, we are able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2012, HVB had short-term borrowing lines with the FHLB of $200 million with no balances outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

The Bank also has unsecured overnight borrowing lines totaling $70.0 million with three major financial institutions which were all unused and available at December 31, 2012. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling approximately $1.0 billion which were also unused and available at December 31, 2012. The retail certificates of deposit lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Bank’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. The Bank has been approved to participate in the BIC program. There were no amounts outstanding with the Federal Reserve at December 31, 2012.

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

As of December 31, 2012, the Company had qualifying loan and investment securities totaling approximately $424.2 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

A summary of significant long-term contractual obligations, credit commitments, and projected retirement benefits at December 31, 2012 is as follows (in thousands):

	Payments Due
	Within 1 Year	After 1 Year but Within 3 Years	After 3 Year but Within 5 Years	After 5 Years	Total
Contractual Obligations: (1)
Time Deposits	$106,562	$12,015	$10,295	$3,435	$132,307
FHLB Borrowings	35	63	15,030	1,300	16,428
Operating lease and license obligations	4,792	9,232	7,594	5,357	26,975

Total	$111,389	$21,310	$32,919	$10,092	$175,710

Credit Commitments:
Available lines of credit	$116,198	$57,027	$13,388	$31,026	$217,639
Letters of credit	23,328	5,127	—	—	28,455

Total	$139,526	$62,154	$13,388	$31,026	$246,094

Projected retirement benefits:
Supplemental employee retirement plan	$524	$1,383	$1,128	$15,982	$19,017
Directors retirement plan	399	798	765	2,050	4,012

Total	$923	$2,181	$1,893	$18,032	$23,029

(1)	Interest not included.

FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $15.0 million of those borrowings as of various dates during 2013 and quarterly thereafter.

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

Quarterly Results of Operations

Set forth below are certain quarterly results of operations for 2012 and 2011 (in thousands except for per share amounts):

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Total interest income	$23,945	$25,709	$27,120	$33,278	$32,936	$32,586	$32,462	$30,633
Net interest income	22,410	24,115	25,508	31,296	30,739	30,038	29,614	27,468
Provision for loan losses	1,531	3,723	1,894	1,359	54,621	2,536	1,546	5,451
Income (loss) before income taxes	4,632	4,710	7,369	29,415	(38,713)	13,126	11,251	6,786
Net income (loss)	$3,073	$3,134	$4,961	$18,013	$(22,901)	$8,508	$7,432	$4,824
Basic earnings (loss) per common share	$0.16	$0.16	$0.25	$0.92	$(1.18)	$0.44	$0.38	$0.25
Diluted earnings (loss) per common share	$0.16	$0.16	$0.25	$0.92	$(1.18)	$0.44	$0.38	$0.25

(1)	The significant increase in the provision for loan losses in the fourth quarter of 2011 resulted from writedowns associated with the transfer of $474 million of loans to the held-for-sale status. The credit mark established through this transfer of loans increased the fourth quarter’s provision by $48.1 million.
(2)	The significant increase in income before income taxes in the first quarter of 2012 is due to a pretax gain of $15.9 million resulting from the completion of the sales of the aforementioned loans.

Forward-Looking Statements

See “Forward-Looking Statements” in Item 1, Business, for further information on this topic.

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

Interest rate risk is the exposure of net interest income to changes in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability-sensitive position or “negative gap”), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset-sensitive position or “positive gap”), a decline in market rates could have an adverse effect on net interest income. Excessive levels of interest rate risk can result in a material adverse effect on the Company’s future financial condition and results of operations. Accordingly, effective risk management techniques that maintain interest rate risk at prudent levels are essential to the Company’s safety and soundness.

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

The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2012 shows the Company’s net interest income increasing moderately if rates rise and decreasing slightly if rates fall.

The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2012 and 2011.

Gradual Change in Interest Rates	Percentage Change in Estimated Net Interest Income from December 31, 2012	Percentage Change in Estimated Net Interest Income from December 31, 2011
+200 basis points	5.6%	2.6%
-100 basis points	(2.2)%	(1.7)%

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

At December 31, 2012, the “Static Gap” showed a positive cumulative gap of $679.3 million in the one day to one year repricing period, as compared to a positive cumulative gap of $355.7 million at December 31, 2011. The change in the cumulative static gap between December 31, 2012 and December 31, 2011 reflects the results of the Company’s efforts to reposition its portfolios as a result of changes in interest rates and changes to the shape of the yield curve. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes and to address conditions which may arise as a result of the current financial crisis. The Company will be more asset sensitive during the period in which it is deploying the proceeds from the loan sales.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Hudson Valley Holding Corp.

Yonkers, New York

We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Hudson Valley Holding Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Valley Holding Corp. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting located in Item 9A of this accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hudson Valley Holding Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

New York, New York

March 15, 2013

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2012, 2011 and 2010

Dollars in thousands, except per share amounts

	2012	2011	2010
Interest Income:
Loans, including fees	$93,255	$111,802	$107,658
Securities:
Taxable	11,898	11,829	13,905
Exempt from Federal income taxes	3,606	4,270	5,871
Federal funds sold	39	95	168
Deposits in banks	1,254	621	737

Total interest income	110,052	128,617	128,339

Interest Expense:
Deposits	5,897	8,730	12,207
Securities sold under repurchase agreements and other short-term borrowings	98	246	271
Other borrowings	728	1,782	5,205

Total interest expense	6,723	10,758	17,683

Net Interest Income	103,329	117,859	110,656
Provision for loan losses	8,507	64,154	46,527

Net interest income after provision for loan losses	94,822	53,705	64,129

Non Interest Income:
Service charges	6,279	7,013	6,627
Investment advisory fees	9,458	10,270	9,070
Other-than-temporary impairment loss
Total impairment loss	(528)	(1,256)	(2,552)
Loss recognized in other comprehensive income	—	888	—

Net impairment loss recognized in earnings	(528)	(368)	(2,552)
Realized gains on securities available for sale, net	—	21	168
Gains (losses) on sales and revaluation of loans held for sale and other real estate owned, net	15,920	(427)	(1,974)
Other income	2,713	2,391	2,386

Total non interest income	33,842	18,900	13,725

Non Interest Expense:
Salaries and employee benefits	44,813	42,194	38,507
Occupancy	8,693	9,046	8,413
Professional services	7,587	7,399	5,175
Equipment	4,522	4,336	3,986
Business development	2,417	2,080	2,035
FDIC assessment	3,154	2,756	4,712
Other operating expenses	11,352	12,344	11,318

Total non interest expense	82,538	80,155	74,146

Income (Loss) Before Income Taxes	46,126	(7,550)	3,708
Income Tax Expense (Benefit)	16,945	(5,413)	(1,405)

Net Income (Loss)	$29,181	$(2,137)	$5,113

Basic Earnings (Loss) Per Common Share	$1.49	$(0.11)	$0.26
Diluted Earnings (Loss) Per Common Share	$1.49	$(0.11)	$0.26

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2012, 2011 and 2010

Dollars in thousands

	2012	2011	2010
Net Income (Loss)	$29,181	$(2,137)	$5,113
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	739	(1,256)	(2,169)
Losses recognized in earnings	528	368	2,552

Gains (losses) recognized in comprehensive income	1,267	(888)	383
Income tax effect	(519)	364	(157)

Unrealized holding gains (losses) on other-than-temporarily impaired securities available for sale, net of tax	748	(524)	226

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(4,754)	2,348	2,365
Income tax effect	1,706	(715)	(897)

	(3,048)	1,633	1,468

Gains recognized in earnings	—	(21)	(168)
Income tax effect	—	8	67

	—	(13)	(101)

Unrealized holding (losses) gains on securities available for sale not other-than-temporarily-impaired , net of tax	(3,048)	1,620	1,367

Unrealized holding gain on securities, net	(2,300)	1,096	1,593

Accrued benefit liability adjustment:
Net (loss) gain during the year	(895)	(819)	(164)
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	438	324	407
Tax effect	182	198	(97)

Net of tax	(275)	(297)	146

Other comprehensive (loss) income	(2,575)	799	1,739

Comprehensive Income (Loss)	$26,606	$(1,338)	$6,852

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

Dollars in thousands, except per share and share amounts

	Dec 31 2012	Dec 31 2011
ASSETS
Cash and non interest earning due from banks	$57,836	$43,743
Interest earning deposits in banks	769,687	34,361

Total cash and cash equivalents	827,523	78,104
Federal funds sold	19,251	16,425
Securities available for sale, at estimated fair value (amortized cost of $444,243 in 2012 and $503,584 in 2011)	445,070	507,897
Securities held to maturity, at amortized cost (estimated fair value of $10,825 in 2012 and $13,819 in 2011)	10,225	12,905
Federal Home Loan Bank of New York (FHLB) stock	4,826	3,831
Loans (net of allowance for loan losses of $26,612 in 2012 and $30,685 in 2011)	1,440,760	1,541,405
Loans held for sale	2,317	473,814
Accrued interest and other receivables	24,826	40,405
Premises and equipment, net	23,996	25,936
Other real estate owned	250	1,174
Deferred income tax, net	19,263	19,822
Bank owned life insurance	39,257	37,563
Goodwill	23,842	23,842
Other intangible assets	903	1,651
Other assets	8,937	12,896

TOTAL ASSETS	$2,891,246	$2,797,670

LIABILITIES
Deposits:
Non interest bearing	$1,035,847	$910,329
Interest bearing	1,484,114	1,514,953

Total deposits	2,519,961	2,425,282
Securities sold under repurchase agreements and other short-term borrowings	34,624	53,056
Other borrowings	16,428	16,466
Accrued interest and other liabilities	29,262	25,304

TOTAL LIABILITIES	2,600,275	2,520,108

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2012 and 2011, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,761,426 and 19,516,490 shares in 2012 and 2011, respectively	4,212	4,163
Additional paid-in capital	348,643	347,764
Retained earnings (deficit)	(3,471)	(18,527)
Accumulated other comprehensive (loss) income	(849)	1,726
Treasury stock, at cost; 1,299,414 shares in 2012 and 2011	(57,564)	(57,564)

TOTAL STOCKHOLDERS’ EQUITY	290,971	277,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,891,246	$2,797,670

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

Dollars in thousands, except share amounts

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2010	16,016,738	$3,463	$(57,564)	$346,297	$2,294	$(812)	$293,678
Net income					5,113		5,113
Other comprehensive income						1,739	1,739
Vesting and exercise of stock options, net of tax	46,584	9		774			783
Stock dividend	1,602,586	321		(321)			—
Cash dividends ($0.59 per share)					(11,396)		(11,396)

Balance at December 31, 2010	17,665,908	3,793	(57,564)	346,750	(3,989)	927	289,917
Net income					(2,137)		(2,137)
Other comprehensive income						799	799
Vesting and exercise of stock options, net of tax	80,141	16		1,368			1,384
Stock dividend	1,770,441	354		(354)			—
Cash dividends ($0.64 per share)					(12,401)		(12,401)

Balance at December 31, 2011	19,516,490	4,163	(57,564)	347,764	(18,527)	1,726	277,562
Net income					29,181		29,181
Other comprehensive income (loss)						(2,575)	(2,575)
Vesting and exercise of stock options, net of tax	35,258	7		493			500
Restricted stock awards and related expense	209,678	42		386			428
Cash dividends ($0.72 per share)					(14,125)		(14,125)

Balance at December 31, 2012	19,761,426	$4,212	$(57,564)	$348,643	$(3,471)	$(849)	$290,971

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

Dollars in thousands

	2012	2011	2010
Operating Activities:
Net Income (Loss)	$29,181	$(2,137)	$5,113
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	8,507	64,154	46,527
Depreciation and amortization	3,926	3,968	3,993
Recognized impairment charge on securities available for sale	528	368	2,552
Realized gain on security transactions net	—	(21)	(168)
Amortization of premiums on securities, net	2,067	3,738	2,120
Realized loss (gain) on sale and revaluation of OREO	15	(82)	1,974
Increase in cash value of bank owned life insurance	(1,430)	(1,260)	(1,191)
Amortization of other intangible assets	748	803	822
Share-based payment expense	381	161	160
Realized (gain) on sale of loans held-for-sale	(15,935)	—	—
Deferred taxes (benefit)	1,928	5,068	(5,237)
Decrease in deferred loan fees, net	(1,452)	(252)	(1,025)
Decrease (increase) in accrued interest and other receivables	15,579	(24,009)	(1,196)
Decrease in other assets	3,959	2,618	444
Excess tax benefits from share-based payment arrangements	(38)	(36)	(13)
Increase (decrease) in accrued interest and other liabilities	3,501	4,649	(1,854)

Net cash provided by Operating Activities	51,465	57,730	53,021

Investing Activities:
Net (increase) decrease in short term investments	(2,826)	55,646	(20,180)
(Increase) decrease in FHLB stock	(995)	3,179	1,460
Proceeds from maturities of securities available for sale	249,065	215,651	250,294
Proceeds from maturities of securities held to maturity	2,685	3,364	5,391
Proceeds from sales of securities available for sale	9,997	1,298	21,915
Purchases of securities available for sale	(202,322)	(284,019)	(217,009)
Proceeds from sales and payments of loans held for sale	487,432	5,506	14,053
Net decrease (increase) decrease in loans	93,590	(388,728)	5,754
Proceeds from sales of OREO	909	11,036	6,546
Premiums paid on bank owned life insurance	(264)	(10,327)	(327)
Net purchases of premises and equipment	(1,986)	(1,293)	(2,221)

Net cash provided by (used in) Investing Activities	635,285	(388,687)	65,676

Financing Activities:
Proceeds from issuance of common stock	547	1,223	623
Excess tax benefits from share-based payment arrangements	38	36	13
Net increase in deposits	94,679	190,870	61,797
Cash dividends paid	(14,125)	(12,401)	(11,396)
Repayment of other borrowings	(38)	(71,285)	(36,031)
Net (decrease) increase in securities sold under repurchase agreements and short-term borrowings	(18,432)	16,462	(16,527)

Net cash provided by (used in) Financing Activities	62,669	124,905	(1,521)

Increase (decrease) in Cash and Cash Equivalents	749,419	(206,052)	117,176

Cash and Cash Equivalents, beginning of period	78,104	284,156	166,980

Cash and Cash Equivalents, end of period	$827,523	$78,104	$284,156

Supplemental disclosures:
Interest paid	$7,772	$11,523	$18,300
Income tax payments	969	12,682	6,898
Transfers from loans held for sale back to loan portfolio	121	2,305	—
Transfers to loans held for sale	—	473,814	21,864
Transfers to other real estate owned	—	1,100	10,337

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share and share amounts

1  Summary of Significant Accounting Policies

Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly owned subsidiaries, Hudson Valley Bank N.A. and its subsidiaries (the “Bank” or “HVB”) and HVHC Risk Management Corp (“HVHC RMC”) (collectively the “Company”). The Company offers a broad range of banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals. HVB is a national banking association headquartered in Westchester County, New York. HVB has 36 branch offices, 18 in Westchester County, New York, 2 in Rockland County, New York, 10 in New York City, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut. The Company also provides investment management and broker-dealer services to its customers through the Bank’s wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”), a Manhattan, New York based money management firm. All inter-company accounts are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses, valuation of goodwill, fair value of other real estate owned and fair value of financial instruments. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance for possible adverse effects on borrowers or collateral values that may result from widespread damage caused by Hurricane Sandy, or in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. Goodwill is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. Identifiable intangible assets are subject to impairment if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. The Company’s goodwill impairment evaluations as of December 31, 2012 and December 31, 2011 did not indicate any impairment. The Company is not aware of any events or circumstances that existed with the identified intangible assets that would indicate impairment as of December 31, 2012 and December 31, 2011.

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity.

The following is a summary of the accumulated other comprehensive income balances, net of tax (in thousands):

	Dec 31 2012	Current Year Change	Dec 31 2011
Unrealized gains (losses) on securities available for sale	$624	$(2,300)	$2,924
Unrealized loss on pension benefits	(1,473)	(275)	(1,198)

Total	$(849)	$(2,575)	$1,726

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

At December 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no expenses accrued for interest and penalties on unrecognized tax benefits for the years ended December 31, 2012 and 2011.

Stock-Based Compensation — Compensation costs relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Compensation costs related to share based payment transactions are expensed over their respective vesting periods. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. See Note 11 “Stock-Based Compensation” herein for additional discussion.

Earnings per Common Share — ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting solely of stock options, had been issued.

In November 2011 the Board of Directors of the Company declared 10 percent stock dividends. Share amounts have been retroactively restated to reflect the issuance of the additional shares.

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

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of early adopting this standard in 2012 did not have a material effect on the Company’s operating results or financial condition.

Other — Certain 2011 and 2010 amounts have been reclassified to conform to the 2012 presentation.

2  Securities

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31 (in thousands):

	2012				2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Classified as Available for Sale
U.S. Treasury and government agencies	$53,197	$36	$10	$53,223	—	—	—	—
Mortgage-backed securities-residential	290,063	5,337	312	295,088	$385,206	$8,430	$218	$393,418
Obligations of states and political subdivisions	79,638	2,974	10	82,602	96,091	4,508	—	100,599
Other debt securities	11,319	1	7,572	3,748	12,220	—	8,888	3,332

Total debt securities	434,217	8,348	7,904	434,661	493,517	12,938	9,106	497,349
Mutual funds and other equity securities	10,026	507	124	10,409	10,067	617	136	10,548

Total	$444,243	$8,855	$8,028	$445,070	$503,584	$13,555	$9,242	$507,897

	Amortized Cost	Gross Unrecognized		Estimated Fair Value	Amortized Cost	Gross Unrecognized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Classified as Held To Maturity
Mortgage-backed securities-residential	$5,083	$415	—	$5,498	$7,767	$607	—	$8,374
Obligations of states and political subdivisions	5,142	185	—	5,327	5,138	307	—	5,445

Total	$10,225	$600	—	$10,825	$12,905	$914	—	$13,819

Included in other debt securities are investments in five pooled trust preferred securities with amortized costs and estimated fair values of $10,521 and $2,950 respectively, at December 31, 2012 and $11,654 and $2,816, respectively, at December 31, 2011. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the continued downturn in the economy and elevated investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by both Moody’s Investor Services and Fitch Ratings, Ltd at December 31, 2012 with ratings ranging from Caa2 to C. All of the Company’s pooled trust preferred securities are mezzanine class issues, four of which are subordinate to certain other classes of securities within their pools. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Additional expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. All known and projected defaults are applied a loss severity of 100%. All known and expected deferrals are assigned a loss severity between 25% and 100% based on an individual review of the related issuers’ financial information. The review is focused on capital adequacy, earnings performance and various asset quality measurements. An additional factor for potential defaults/deferrals is included in each DCF at 1% of performing collateral in year 1 and 0.25% annually thereafter, at a loss severity rate of 85%. A 1% annual prepayment factor is also applied to each DCF. The discount rate used in the DCF was based upon the original yield expected from the related securities.

Significant specific inputs to the cash flow models used in determining credit related OTTI losses on pooled trust preferred securities as of December 31, 2012 included the following:

	PreTSL IV	PreTSL VII	PreTSL VIII	PreTSL VIII	PreTSL X	PreTSL XI
Discount rate index	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR
Discount rate spread	2.25%	1.80%	1.90%	1.90%	1.70%	1.60%
Projected specific defaults and deferrals as % of original Collateral	57%	61%	54%	54%	36%	34%
Projected severity of loss as % of specific defaults/deferrals	84%	88%	92%	92%	88%	83%
Projected additional defaults/deferrals as % of performing collateral:
Year 1	1.00%	1.00%	1.00%	1.00%	1.00%	1.00%
Thereafter	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Severity of loss	85%	85%	85%	85%	85%	85%

Additional information related to the Company’s pooled trust preferred securities as of December 31, 2012 is presented below (dollars in thousands):

	PreTSL IV	PreTSL VII	PreTSL VIII	PreTSL VIII	PreTSL X	PreTSL XI
Class	Mezz	B	B-1	B-2	B-2	B-2
Seniority	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine
Amortized cost	$61	$871	$738	$1,107	$5,667	$2,077
Fair value	13	408	185	278	1,681	385
Unrealized loss	(48)	(463)	(553)	(829)	(3,986)	(1,692)
OTTI recognized in earnings—year ended December 31, 2012	—	(2)	(188)	(281)	(53)	(4)
OTTI recognized in earnings—life to date	—	(1,122)	(1,418)	(2,127)	(4,863)	(472)
Moody’s / Fitch	Caa2/CCC	Ca/C	C/C	C/C	Ca/C	Ca/C
Number of institutions currently performing	4	9	16	16	33	41
Actual defaults/deferrals as % of original collateral	27%	49%	54%	54%	36%	32%
Excess subordination as % of performing collateral (1)	20%	(80)%	(94)%	(94)%	(35)%	(30)%

(1)	The excess subordination as % of performing collateral is calculated by taking total performing collateral and dividing it by the sum of all class balances with seniority senior to and equal to the class for which the measurement is applicable. A negative percentage is indicative of a cash flow shortfall which could result in credit component OTTI. The severity of a current negative excess subordination is not necessarily indicative of the severity of the credit component OTTI as actual cash flow results realized with respect to future defaults and deferrals, default and deferral timing, loss severities, recovery timing, redirections of payments in other classes and other factors could act to increase or decrease an indicated deficiency at a future date.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011	2010
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$9,478	$9,110	$6,558
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	528	368	2,248
Credit related impairment dispositions	(4)	—	—
Credit related impairment not previously recognized	—	—	304

Balance at end of period:	$10,002	$9,478	$9,110

During the year ended December 31, 2012, pretax OTTI losses of $2, $188, $281, $53, and $4, respectively, were recognized on five pooled trust preferred securities which, prior to the 2012 losses, had book values of $919, $891, $1,337, $5,696, and $2,088 , respectively. During the year ended December 31, 2011, pretax OTTI losses of $163, $95, $67, $42, and $1, respectively, were recognized on five pooled trust preferred securities which, prior to the 2012 losses, had book values of $2,208, $5,583, $2,180, $949, and $656, respectively. The OTTI losses in 2012 and 2011 resulted from adverse changes in the expected cash flows of the pooled trust preferred securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of the current adverse economic conditions may result in further impairment charges in the future.

At December 31, 2012 and 2011, securities having a stated value of approximately $195 and $365 were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Gross proceeds from sales of securities available for sale were $9,997, $1,298 and $21,915 in 2012, 2011 and 2010, respectively. There were no gross pretax gains or losses in 2012 as a result of these sales. Sales in 2011 resulted in gross pretax gains of $24 and gross pretax losses of $3, and sales in 2010 resulted in gross pretax gains of $280 and gross pretax losses of $112. Applicable income taxes relating to such transactions were $0, $8 and $67 in 2012, 2011 and 2010, respectively.

The Company recorded $528, $368 and $2,552 of pretax impairment charges on securities available-for-sale in 2012, 2011 and 2010, respectively. All of the 2012, 2011 and 2010 charges were related to the Company’s investments in pooled trust preferred securities. These charges represented approximately 5.0 percent, 3.2 percent and 18.5 percent of the book value of the related investments in 2012, 2011 and 2010, respectively. Income tax benefits applicable to impairment charges were $217, $151 and $1,051 in 2012, 2011 and 2010, respectively.

The following tables reflect the Company’s investments fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2012 and 2011 (in thousands):

December 31, 2012

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	$8,048	$10	—	—	$8,048	$10
Mortgage-backed securities — residential	47,211	312	—	—	47,211	312
Obligations of states and political subdivisions	2,963	10			2,963	10
Other debt securities	367	1	$2,950	$7,571	3,317	7,572

Total debt securities	58,589	333	2,950	7,571	61,539	7,904
Mutual funds and other equity securities	12	1	96	123	108	124

Total temporarily impaired securities	$58,601	$334	$3,046	$7,694	$61,647	$8,028

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2012.

December 31, 2011

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
Mortgage-backed securities — residential	$41,421	$218	—	—	$41,421	$218
Other debt securities	460	50	$2,816	$8,838	3,276	8,888

Total debt securities	41,881	268	2,816	8,838	44,697	9,106
Mutual funds and other equity securities	—	—	92	136	92	136

Total temporarily impaired securities	$41,881	$268	$2,908	$8,974	$44,789	$9,242

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2011.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 88 and 82 at December 31, 2012 and December 31, 2011, respectively. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2012. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at December 31, 2012.

The contractual maturity of all debt securities held at December 31, 2012 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Within 1 year	$10,018	$10,066	—	—
After 1 year but within 5 years	97,934	99,418	$5,142	$5,327
After 5 year but within 10 years	25,671	27,139	—	—
After 10 years	10,531	2,950	—	—
Mortgage-backed securities—residential	290,063	295,088	5,083	5,498

Total	$434,217	$434,661	$10,225	$10,825

3  Credit Commitments and Concentrations of Credit Risk

The Company has outstanding, at any time, a significant number of commitments to extend credit and also provide financial guarantees to third parties. Those arrangements are subject to strict credit control assessments.

Guarantees specify limits to the Company’s obligations. The amounts of those loan commitments and guarantees are set out in the following table. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows (in thousands)

	2012	2011
	Contract Amount	Contract Amount
Credit commitments — variable	$211,332	$155,425
Credit commitments — fixed	6,307	26,492
Guarantees written	28,455	25,973

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

Concentrations of credit risk (whether on or off-balance-sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer or counterparty. A geographic concentration arises because the Company operates principally in Westchester County and Bronx County, New York. Loans and credit commitments collateralized by real estate including all loans where real estate is either primary or secondary collateral are as follows (in thousands):

	Residential Property	Commercial Property	Total
2012
Loans	$336,078	$937,892	$1,273,970
Credit commitments	55,077	58,730	113,807

	$391,155	$996,622	$1,387,777

2011
Loans	$334,340	$1,044,462	$1,378,802
Credit commitments	55,347	55,308	110,655

	$389,687	$1,099,770	$1,489,457

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to have no value.

4  Loans

The loan portfolio, excluding loans held for sale, is comprised of the following (in thousands):

	December 31
	2012	2011
Real Estate:
Commercial	$550,786	$690,837
Construction	74,727	110,027
Residential Multi-Family	196,199	227,595
Residential Other	325,774	287,233
Commercial & Industrial	288,809	218,500
Individuals & lease financing	33,488	41,760

Total loans	1,469,783	1,575,952
Deferred loan fees	(2,411)	(3,862)
Allowance for loan losses	(26,612)	(30,685)

Loans, net	$1,440,760	$1,541,405

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

Residential Real Estate Loans — Various loans secured by residential real estate properties are offered by the Company, including 1-4 family residential mortgages, multi-family residential loans and a variety of home equity line of credit products. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be decline in general economic conditions. The Company offers multi-family loans up to $7,500 per transaction. These loans are available for 7 or 10 year terms with one 5 year extension option. A 7 year term with no extension option is also offered. Pricing is typically based on a spread over the corresponding FHLB rate. Amortization of up to 30 years, a maximum loan to value ratio of 75% and a debt service coverage ratio of 1.2 to 1 are generally required. The Bank’s primary regulator considers multi-family residential loans to be part of commercial real estate for concentration risk measurement purposes.

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

The following table presents the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011 (in thousands):

	For the Year Ended December 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of year	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Charge-offs	(15,847)	(5,002)	(3,509)	(3,018)	(3,744)	(574)
Recoveries	3,267	957	179	437	1,171	523

Net Charge-offs	(12,580)	(4,045)	(3,330)	(2,581)	(2,573)	(51)
Provision for loan losses	8,507	1,359	809	2,607	4,000	(268)

Net change during the year	(4,073)	(2,686)	(2,521)	26	1,427	(319)

Balance at end of year	$26,612	$10,090	$3,949	$8,119	$4,077	$377

	For the Year Ended December 31, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of year	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Charge-offs	(78,236)	(39,168)	(10,026)	(22,692)	(6,225)	(125)
Recoveries	5,818	1,424	622	2,571	992	209

Net (Charge-offs) Recoveries	(72,418)	(37,744)	(9,404)	(20,121)	(5,233)	84
Provision for loan losses	64,154	33,784	8,734	18,363	3,593	(320)

Net change during the year	(8,264)	(3,960)	(670)	(1,758)	(1,640)	(236)

Balance at end of year	$30,685	$12,776	$6,470	$8,093	$2,650	$696

In 2011, approximately $60,200 of net charge-offs and $48,100 of the provision for loan losses were directly related to the transfer of loans to the held for sale status.

The following table presents a summary of the activity in the allowance for loan losses during 2010 (in thousands):

December 31,
2010
Balance, beginning of year	$38,645
Add (deduct):
Provision for loan losses	46,527
Recoveries on loans previously charged-off	2,416
Charge-offs	(48,639)

Balance, end of year	$38,949

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method for the years ended December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$26,612	$10,090	$3,949	$8,119	$4,077	$377
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,415,035	$525,579	$70,007	$509,297	$276,664	$33,488
Individually evaluated for impairment	54,748	25,207	4,720	12,676	12,145	—

Total ending balance of loans	$1,469,783	$550,786	$74,727	$521,973	$288,809	$33,488

	December 31, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$28,311	$12,776	$4,096	$8,093	$2,650	$696
Individually evaluated for impairment	2,374	—	2,374	—	—	—

Total ending balance of allowance	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,528,082	$660,075	$104,546	$511,004	$210,697	$41,760
Individually evaluated for impairment	47,870	30,762	5,481	3,824	7,803	—

Total ending balance of loans	$1,575,952	$690,837	$110,027	$514,828	$218,500	$41,760

Non-accrual loans at December 31, 2012, 2011 and 2010 are summarized as follows (in thousands):

	2012	2011	2010
Total Non-Accrual Loans	$34,808	$29,892	$43,684
Interest income that would have been recorded under the original contract terms	1,401	3,216	4,346

There was no income recorded on non-accrual loans during the years ended December 31, 2012, 2011 and 2010.

The following table presents the recorded investments in non-accrual loans and loans past due 90 days and still accruing by class of loans as of December 31 (in thousands):

	2012		2011
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing
Loans:
Commercial Real Estate:
Owner occupied	$15,670	—	$3,856	—
Non owner occupied	2,717	—	9,356	—
Construction:
Commercial	2,478	—	5,481	—
Residential	2,242	—	—	—
Residential:
Multifamily	—	—	—	—
1-4 family	8,470	—	1,470	—
Home equity	1,212	—	1,926	—
Commercial & industrial	2,019	—	7,803	—
Other:
Lease financing and other	—	—	—	—
Overdrafts	—	—	—	—

Total	$34,808	—	$29,892	—

The following tables present the aging of loans (including past due and non-accrual loans) as of December 31, 2012 and 2011 by class of loans (in thousands):

	December 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$181,541	$472	—	$9,464	$9,936	$171,605
Non owner occupied	369,245	802	—	2,717	3,519	365,726
Construction:
Commercial	40,708	1,421	—	—	1,421	39,287
Residential	34,019	455	—	2,242	2,697	31,322
Residential:
Multifamily	196,199	—	—	—	—	196,199
1-4 family	215,771	4,506	$91	8,470	13,067	202,704
Home equity	110,003	3,411	321	1,212	4,944	105,059
Commercial & industrial	288,809	1,938	170	1,479	3,587	285,222
Other:
Lease financing and other	32,104	431	1	—	432	31,672
Overdrafts	1,384	—	—	—	—	1,384

Total	$1,469,783	$13,436	$583	$25,584	$39,603	$1,430,180

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$243,862	$1,801	—	$3,489	$5,290	$238,572
Non owner occupied	446,975	1,917	—	5,108	7,025	439,950
Construction:
Commercial	56,933	—	—	4,883	4,883	52,050
Residential	53,094	900	—	—	900	52,194
Residential:
Multifamily	227,595	—	—	—	—	227,595
1-4 family	174,714	—	—	1,470	1,470	173,244
Home equity	112,519	—	$97	1,926	2,023	110,496
Commercial & industrial	218,500	197	50	4,403	4,650	213,850
Other:
Lease financing and other	39,898	1	10	—	11	39,887
Overdrafts	1,862	—	—	—	—	1,862

Total	$1,575,952	$4,816	$157	$21,279	$26,252	$1,549,700

Loans made directly or indirectly to executive officers, directors or principal stockholders were approximately $31,338 and $45,116 at December 31, 2012 and 2011, respectively. During 2012, new loans granted to these individuals totaled $1,269 and payments and decreases due to changes in board composition totaled $15,047. During 2011, new loans granted to these individuals totaled $9,138 and payments and decreases due to changes in board composition totaled $1,704.

Impaired loans and the recorded investment in loans at December 31, 2012 and 2011 by class of loans were as follows (in thousands):

	December 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial Real Estate:
Owner occupied	$26,235	$22,022	—	$21,115	$21,039	—
Non owner occupied	4,292	3,185	—	10,762	9,723	—
Construction:
Commercial	2,735	2,478	—	2,690	1,723	—
Residential	3,242	2,242	—	—	—	—
Residential:
Multifamily	2,994	2,994	—	—	—	—
1-4 family	9,726	8,470	—	1,930	1,898	—
Home equity	2,220	1,212	—	2,669	1,926	—
Commercial & industrial	13,218	12,145	—	8,560	7,803	—
With an allowance recorded:
Construction:
Commercial	—	—	—	3,758	3,758	$2,374

Total loans	$64,662	$54,748	—	$51,484	$47,870	$2,374

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan. The Company is not committed to extend any additional credit to borrowers whose loans are classified as TDRs. Impaired loans at December 31, 2012 and 2011 included $27,183 and $28,526, respectively, of loans considered to be TDRs. The Company classifies all loans considered to be troubled debt restructurings (“TDRs”) as impaired.

For the years ended December 31, 2012 and 2011, seven TDRs with carrying amounts totaling $19,941 and $17,978, respectively, were on accrual status and performing in accordance with their modified terms. All other TDRs at year ended December 31, 2012 were on nonaccrual status.

For the years ended December 31, 2012 and 2011, there were no troubled debt restructurings in which there were payment defaults within twelve months following the modification. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

The following tables present the average recorded investment in impaired loans by class of loans and interest recognized on impaired loans for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012		2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Loans:
Commercial Real Estate:
Owner occupied	$23,006	$434	$18,826	$858
Non owner occupied	4,742	275	15,733	56
Construction:
Commercial	2,219	—	8,870	—
Residential	1,745	—	5,460	—
Residential:
Multifamily	1,788	69	3,830	28
1-4 family	6,208	—	4,594	36
Home equity	1,508	—	3,249	—
Commercial & Industrial	10,588	—	7,311	—
Lease Financing & Other	64	—	269	—

Total	$51,868	$778	$68,142	$978

During the year ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012 (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans:
Commercial Real Estate:
Owner occupied	—	—	—
Non owner occupied	—	—	—
Construction:
Commercial	—	—	—
Residential	—	—	—
Residential:
Multifamily	1	$2,159	$1,579
1-4 family	—	—	—
Home equity	—	—	—
Commercial & industrial	1	12,515	10,500
Other:
Lease financing and other	—	—	—
Overdrafts	—	—	—

Total	2	$14,674	$12,079

The troubled debt restructurings described above resulted in charge offs of $2,595 during the year ended December 31, 2012.

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

The following tables present the risk category by class of loans as of December 31, 2012 and 2011 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed (in thousands):

	December 31, 2012
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$181,541	$132,181	$6,447	$42,913	—
Non owner occupied	369,245	356,960	4,438	7,847	—
Construction:
Commercial	40,708	29,303	5,349	6,056	—
Residential	34,019	28,936	891	4,192	—
Residential:
Multifamily	196,199	193,083	—	3,116	—
1-4 family	89,246	58,480	20,439	10,327	—
Home equity	1,212	—	—	1,212	—
Commercial & Industrial	288,809	270,362	3,368	15,079	—
Lease Financing & Other	31,015	29,842	846	327	—

Total loans	$1,231,994	$1,099,147	$41,778	$91,069	—

	December 31, 2011
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$243,862	$177,921	$32,144	$33,797	—
Non owner occupied	446,975	422,402	14,924	9,649	—
Construction:
Commercial	56,933	42,641	5,382	8,910	—
Residential	53,094	38,956	7,274	6,864	—
Residential:
Multifamily	227,595	226,224	—	1,371	—
1-4 family	90,033	72,594	15,109	2,330	—
Home equity	2,174	—	—	2,174	—
Commercial & Industrial	218,500	204,305	5,410	8,785	—
Lease Financing & Other	38,441	37,619	523	299	—

Total loans	$1,377,607	$1,222,662	$80,766	$74,179	—

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is payment history.

The following tables present delinquency categories by class of loans as of December 31, 2012 and 2011 for loans evaluated for risk in groups of homogeneous loans (in thousands):

	December 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$126,525	—	$91	—	$91	$126,434
Home equity	108,791	$3,411	321	—	3,732	105,059
Other:
Other loans	1,089	30	1	—	31	1,058
Overdrafts	1,384	—	—	—	—	1,384

Total loans	$237,789	$3,441	$413	—	$3,854	$233,935

	December 31, 2011
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$84,681	—	—	—	—	$84,681
Home equity	110,345	—	$97	—	$97	110,248
Other:
Other loans	1,457	$1	10	—	11	1,446
Overdrafts	1,862	—	—	—	—	1,862

Total loans	$198,345	$1	$107	—	$108	$198,237

Loans Held for Sale

On February 1, 2012, the Company announced plans to sell a total of $474 million in performing and non-performing loans in two tranches by mid-2012, as a step towards reducing the bank’s concentrations of commercial real estate loans and classified assets. These loans were transferred to loans held-for-sale at December 31, 2011 and both tranche sales were completed in March 2012.

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

5   Premises and Equipment

A summary of premises and equipment is as follows (in thousands):

	December 31
	2012	2011
Land	$2,589	$2,589
Buildings	23,550	23,320
Leasehold improvements	11,774	11,652
Furniture, fixtures and equipment	20,872	19,330
Automobiles	800	879

Total	59,585	57,770
Less: accumulated depreciation and amortization	(35,589)	(31,834)

Premises and equipment, net	$23,996	$25,936

Depreciation and amortization expense totaled $3,926, $3,968 and $3,993 in 2012, 2011 and 2010, respectively.

6 Goodwill and Other Intangible Assets

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31, 2012 and 2011 (in thousands):

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deposit Premium	$3,907	$3,907	$3,907	$3,348
Customer Relationships	2,470	1,567	2,470	1,378
Employment Related	516	516	516	516

Total	$6,893	$5,990	$6,893	$5,242

Intangible assets amortization expense was $748, $803, and $822 for 2012, 2011, and 2010, respectively. The estimated annual intangible assets amortization expense in each of the five years subsequent to December 31, 2012 is as follows (in thousands):

Year	Amount
2013	$190
2014	190
2015	190
2016	190
2017	143

The carrying amount of goodwill was $23,842 at December 31, 2012 and 2011. There were no changes in the carrying amount of goodwill in 2012 and 2011. Cumulative deferred tax on goodwill deductible for tax purposes was $3,959 and $3,202 at December 31, 2012 and 2011, respectively.

7  Deposits

The following table presents a summary of deposits at December 31:

	(000’s)
	2012	2011
Demand deposits	$1,035,847	$910,329
Money market accounts	843,224	963,390
Savings accounts	126,885	114,371
Time deposits of $100,000 or more	97,704	110,967
Time deposits of less than $100,000	34,603	40,634
Checking with interest	381,698	285,591

Total Deposits	$2,519,961	$2,425,282

The Company had no brokered deposits at December 31, 2012 or 2011.

At December 31, 2012 and 2011, certificates of deposits, including other time deposits of $100 thousand or more, totaled $132,307 and $151,601, respectively.

Scheduled maturities of time deposits for the next five years were as follows (in thousands):

Year	Amount
2013	$106,562
2014	8,070
2015	3,945
2016	4,585
2017	5,710

8  Borrowings

The Company’s borrowings with original maturities of one year or less totaled $34,624 and $53,056 at December 31, 2012 and 2011, respectively. Such short-term borrowings consisted entirely of customer repurchase agreements at December 31, 2012 and 2011. Other borrowings totaled $16,428 and $16,466 at December 31, 2012 and 2011, respectively, which included a $15,000 callable fixed rate FHLB borrowing with an initial stated maturity of ten years and a $1,300 non callable FHLB borrowing with an initial maturity of thirty years at December 31, 2012 and 2011. The callable borrowing of $15,000 from FHLB matures in 2016. The FHLB has the right to call this borrowing at various dates in 2013 and quarterly thereafter. A non callable borrowing of $1,300 matures in 2027. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

Interest expense on all borrowings totaled $826, $2,028 and $5,476 in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, these borrowings were collateralized by loans and securities with an estimated fair value of $51,226 and $79,173, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years:

		(000’s except percentages)
		2012	2011	2010
Average balance:	Short-term	$45,619	$49,678	$56,899
	Other Borrowings	16,446	40,184	109,349

Weighted average interest rate (for the year):	Short-term	0.2%	0.5%	0.5%
	Other Borrowings	4.4	4.4	4.8

Weighted average interest rate (at year end):	Short-term	0.3%	0.3%	0.3%
	Other Borrowings	4.4	4.4	4.5

Maximum month-end outstanding amount:	Short-term	$56,312	$61,897	$71,822
	Other Borrowings	16,463	87,748	123,784

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2012, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at December 31, 2012. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at December 31, 2012. Utilization of these lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at December 31, 2012.

As of December 31, 2012, the Company had qualifying loan and investment securities totaling approximately $424 million which could be utilized under available borrowing programs thereby increasing liquidity.

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

9  Income Taxes

The reconciliation between the provision (benefit) for income taxes and the amount computed using the federal statutory rate is as follows (dollars in thousands):

	Years Ended December 31
	2012		2011		2010
Income tax at statutory rate	$16,144	35.0%	$(2,643)	35.0%	$1,298	35.0%
State and local income tax, net of Federal benefit	2,446	5.3	(3)	0.1	(85)	(2.3)
Tax-exempt interest income	(1,712)	(3.7)	(1,873)	24.8	(2,307)	(62.2)
Non-deductible expenses and other	67	0.1	(894)	11.8	(311)	(8.4)

Provision (benefit) for income taxes	$16,945	36.7%	$(5,413)	71.7%	$(1,405)	(37.9)%

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31
	2012	2011	2010
Federal:
Current	$13,457	$(11,167)	$2,771
Deferred	(275)	5,759	(4,046)

State and Local:
Current	1,560	678	994
Deferred	2,203	(683)	(1,124)

Total	$16,945	$(5,413)	$(1,405)

The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Asset	Liability	Asset	Liability
Allowance for loan losses	$10,953	—	$14,033	—
Supplemental executive retirement benefit	4,764	—	4,394	—
Other-than-temporary impairment of investments	4,123	—	3,904	—
Other	2,816	—	1,256	—
Unfunded SERP liability	981	—	799	—
Accrued and deferred compensation	240	—	253	—
Share based compensation costs	194	—	130	—
State net operating loss carryforward	—	—	1,407	—
Intangible assets	—	$3,825	—	$3,307
Property and equipment	—	780	—	1,657
Unrealized gains on available for sale securities	—	203	—	1,390

Total	$24,071	$4,808	$26,176	$6,354

Net deferred tax asset	$19,263		$19,822

The Company determined that it was not required to establish a valuation allowance for deferred tax assets in accordance with GAAP since it is more likely than not that the deferred tax asset will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

At December 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no expenses accrued for interest and penalties on unrecognized tax benefits for the years ended December 31, 2012 and 2011.

In the normal course of business, the Company’s federal, New York State and New York City income tax returns are subject to examination by the respective taxing authorities. The Company is currently open to audit by the Internal Revenue Service and New York City under the statute of limitations for years after 2008. The Company is currently under audit by New York State for tax years 2005 through 2008. This audit has not yet been completed. However, no significant issues have been currently raised, and the Company does not expect material adjustments.

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

Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In today’s economic and regulatory environment, banking regulators, including the OCC, which is the primary federal regulator of the Bank, are directing greater scrutiny to banks with concentrations of commercial real estate loans. Due to the concentration of commercial real estate loans in our portfolio, we are among the banks subject to such greater regulatory scrutiny. As a result of this concentration, the level of our non-performing loans, and the potential for further deterioration in our loan portfolio, the OCC required HVB to maintain a total risk-based capital ratio of at least 12.0 percent (compared to 10.0 percent for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0 percent (compared to 6.0 percent for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0 percent (compared to 5.0 percent for a well capitalized bank). These capital requirements are in excess of “well capitalized” levels generally applicable to banks under current regulations. The Company has continuously met these requirements.

The following summarizes the capital requirements and capital position at December 31, 2012 and 2011 (dollars in thousands):

	Actual		Minimum for Capital Adequacy		Minimum to be Well Capitalized Under Prompt Corrective Action		Enhanced Capitalized Requirement
Capital Ratios:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
HVB Only:
December 31, 2012
Total Capital (To Risk Weighted Assets)	$281,681	17.4%	$129,152	8.0%	$161,439	10.0%	$193,727	12.0%
Tier 1 Capital (To Risk Weighted Assets)	261,421	16.2%	64,576	4.0%	96,864	6.0%	161,439	10.0%
Tier 1 Capital (To Average Assets)	261,421	9.2%	114,100	4.0%	142,625	5.0%	228,200	8.0%

December 31, 2011
Total Capital (To Risk Weighted Assets)	$266,432	12.1%	$176,313	8.0%	$220,391	10.0%	$264,469	12.0%
Tier 1 Capital (To Risk Weighted Assets)	238,843	10.8%	88,156	4.0%	132,235	6.0%	220,391	10.0%
Tier 1 Capital (To Average Assets)	238,843	8.4%	113,439	4.0%	141,798	5.0%	226,877	8.0%

Consolidated:
December 31, 2012
Total Capital (To Risk Weighted Assets)	$286,436	17.7%	$129,318	8.0%
Tier 1 Capital (To Risk Weighted Assets)	266,150	16.5%	64,659	4.0%
Tier 1 Capital (To Average Assets)	266,150	9.3%	114,259	4.0%

December 31, 2011
Total Capital (To Risk Weighted Assets)	$277,301	12.6%	$176,303	8.0%
Tier 1 Capital (To Risk Weighted Assets)	249,713	11.3%	88,151	4.0%
Tier 1 Capital (To Average Assets)	249,713	8.8%	113,567	4.0%

Management believes, as of December 31, 2012 and 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In addition, pursuant to Rule 15c3-1 of the Securities and Exchange Commission, ARS as a broker-dealer is required to maintain minimum “net capital” as defined under such rule. As of December 31, 2012, ARS exceeded its minimum capital requirement.

Stock Dividend

In November 2011 the Board of Directors of the Company declared a 10 percent stock dividend. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares. There were no stock dividends declared in 2012.

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

The following table summarizes stock based compensation activity for 2012:

Prior Option Plans (1):	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value (2) ($000’s)	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	625,256	$22.81
Granted	—	—
Exercised	(26,849)	15.81
Cancelled or Expired	(170,296)	30.46

Outstanding at end of year	428,111	20.21	$2,299	2.0

Exercisable at end of year	427,819	20.20	2,299	2.0

Nonvested at end of year	292	36.13

2010 Omnibus Incentive Plan:
Nonvested at beginning of year	—	—
Granted at fair value	219,586	$16.31
Restriction released	(10,655)	17.10
Cancelled	(6,926)	16.62

Nonvested at end of year	202,005	16.25

Available for grant at December 31, 2011	1,331,000
Restricted stock awards	(219,586)	$16.31
Unissued or cancelled	9,908	16.77

Available for future grant	1,121,322

(1)	Prior Option Plans did not include restricted stock awards.
(2)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on changes in the market value of the Company’s stock.

The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2012:

				Weighted Average
	Exercise Price		Number of Options	Remaining Life (years)	Exercise Price
	$15.49	$18.21	174,189	1.0	$17.09
	18.21	23.77	180,906	2.4	20.85
	23.77	36.29	73,016	3.4	26.07

Total Options Outstanding	15.49	36.29	428,111	2.0	20.21
Exercisable	15.49	36.29	427,819	2.0	20.20
Not Exercisable	36.13	36.13	292	5.3	36.13

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 292 nonvested options with a weighted average exercise price of $36.13 and 8,874 nonvested options with a weighted average exercise price of $35.96 outstanding at December 31, 2012 and 2011, respectively. During 2012, 8,582 options with a weighted average exercise price of $35.96 vested. There were no forfeitures of nonvested options during 2012. There were no stock options granted in the years ended December 31, 2012 and 2011.

Compensation (benefit) expense of ($63), $125 and $148 related to the Company’s stock option plans was included in net income for the years ended December 31, 2012, 2011 and 2010, respectively. The benefit in 2012 resulted from forfeiture reversals in excess of expense amortization. The total tax benefit related thereto was $0, $5 and $6, respectively. There was no remaining unrecognized compensation expense related to stock options at December 31, 2012. Cash received from option exercises was $547, $1,223 and $623 for the years ended December 31, 2012, 2011 and 2010, respectively.

Compensation expense of $457 related to the Company’s restricted stock awards was included in net income for the year ended December 31, 2012, and the related tax benefit was $189. There were no restricted stock awards prior to 2012. Unrecognized compensation expense related to restricted stock awards totaled $3,284 at December 31, 2012. This expense is expected to be recognized over a remaining weighted average period of 2.8 years.

12  Fair Value

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

Investment Securities — The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges, if available (Level 1), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input. The Company’s available for sale securities at December 31, 2012 and December 31, 2011 include several pooled trust preferred instruments. The recent severe downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these instruments. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments. The fair values of Level 3 investment securities are determined by the Company’s Controller and Investment Officer who report to the Chief Financial Officer. See Note 2 “Securities” for further discussion of pooled trust preferred securities.

Impaired Loans — At the time a loan is considered impaired, it is valued at lower of cost or fair value. Impaired loans carried at fair value generally are partially charged off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and the income data available. Management may apply additional discounts based on changes in the market from the time of the valuation. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining value. Non real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012 (dollars in thousands):

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans–commercial real estate	$6,835	Sales comparison or income approach	Discounts to appraisals for market conditions	0%–62% (8%)
			Capitalization rate	8%

Impaired loans–construction	$3,219	Sales comparison approach	Discounts to appraisals for market conditions	0%–21% (6%)

Impaired loans–residential real estate	$8,514	Sales comparison approach	Discounts to appraisals for market conditions	0%–47% (4%)

Impaired loans–commercial and industrial	$1,737	Sales comparison approach–secondary collateral	Discounts to appraisals for market conditions	7% (7%)

Other real estate owned	$250	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Loans held for sale	$2,317	Third party bids	Bids from interested third parties	60%–65% (64%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a recurring basis at December 31, 2012 (dollars in thousands):

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust preferred securities	$2,950	Discounted cash flow	Specific issuer default rates	34%–61% (45%)
			Specific issuer default severity	83%–92% (89%)
			Annual prepayment rate	1%
			Projected annual nonspecific issuer default rates	0.25%–1.00%
			Projected annual nonspecific issuer default severity	85%
			Present value discount rate	22.5%

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at
	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$53,223	—	$53,223
Mortgage-backed securities—residential	—	295,088	—	295,088
Obligations of states and political subdivisions	—	82,602	—	82,602
Other debt securities	—	798	$2,950	3,748
Mutual funds and other equity securities	—	10,409	—	10,409

Total assets at fair value	—	$442,120	$2,950	$445,070

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$6,835	$6,835
Construction	—	—	3,219	3,219
Residential	—	—	8,514	8,514
Commercial & Industrial	—	—	1,737	1,737
Other	—	—	—	—
Loans held for sale (2)	—	—	2,317	2,317
Other real estate owned (3)	—	—	250	250

Total assets at fair value	—	—	$22,872	$22,872

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2012 was $20,305 for which no specific allowance has been established within the allowance for loan losses. During 2012, $7,344 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.
(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.
(3)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2012 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

	Fair Value Measurements at
	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
Mortgage-backed securities—residential	—	$393,418	—	$393,418
Obligations of states and political subdivisions	—	100,599	—	100,599
Other debt securities	—	516	$2,816	3,332
Mutual funds and other equity securities	—	10,548	—	10,548

Total assets at fair value	—	$505,081	$2,816	$507,897

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$1,410	$1,410
Construction	—	—	3,107	3,107
Residential	—	—	1,529	1,529
Commercial & Industrial	—	—	2,145	2,145
Loans held for sale (2)	—	—	473,814	473,814
Other real estate owned (3)	—	—	1,174	1,174

Total assets at fair value	—	—	$483,179	$483,179

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2011 was $10,565 for which a specific allowance of $2,374 has been established within the allowance for loan losses. During 2011, $1,264 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.
(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.
(3)	Other real estate owned is reported at lower of cost or fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2011 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

	Level 3 Assets Measured on a Recurring
	Basis For the Year Ended
	2012	2011
	(000’s)
Balance at beginning of period	$2,816	$3,687
Additions to Level 3	441	388
Net unrealized gain (loss) included in other comprehensive income (1)	1,267	(888)
Principal payments	(1,046)	(3)
Recognized impairment charge included in the statement of income (2)	(528)	(368)

Balance at end of period	$2,950	$2,816

(1)	Reported under “Unrealized (loss) gain on securities available for sale arising during the period”
(2)	Reported under “Recognized impairment charge on securities available for sale, net”

13  Benefit Plans

The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs charged to current operations included 5.0 percent of each participant’s earnings in 2012 and 2011. Pension costs charged to operating expenses totaled $1,219 and $1,265 in 2012 and 2011, respectively. There were no pension costs accrued in 2010.

The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Company matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $180, $168 and $170 in 2012, 2011 and 2010, respectively.

The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s stock.

Additional retirement benefits are provided to certain officers and directors of HVB pursuant to unfunded supplemental plans. Costs for the supplemental pension plans totaled $1,587, $1,397 and $1,299 in 2012, 2011 and 2010, respectively. The Company uses a December 31 measurement date for the supplemental plans and makes contributions to the plans only as benefit payments become due. In the fourth quarter of 2010, one employee was added to the officers’ supplemental plan resulting in an additional $24 of expense for the year. Also during 2010, two directors included in the directors’ supplemental retirement plan elected to retire. In accordance with the terms of the plan, one retiring director began receiving monthly benefits beginning in June 2010 and the other elected a lump sum payment which was paid in December 2010.

The following tables set forth the status of the Company’s supplemental plans as of December 31 (in thousands):

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$12,688	$11,414
Service cost	506	429
Interest cost	642	638
Amendments	—	—
Actuarial (gain) loss	895	819
Benefits paid	(693)	(612)

Benefit obligation at end of year	$14,038	$12,688

Change in plan assets:
Fair value of plan assets at beginning of year
Actual return on assets	—	—
Employer contribution	$693	$612
Benefits paid	(693)	(612)

Fair value of plan assets at end of year	—	—

Funded status at year end	$(14,038)	$(12,688)

Amounts recognized in accumulated other comprehensive income at December 31 consist of (in thousands):

	2012	2011
Net actuarial loss	$2,671	$2,447
Prior service cost	(216)	(449)

	$2,455	$1,998

The accumulated benefit obligation was $13,360 and $11,999 at December 31, 2012 and 2011, respectively.

The following table consists of the weighted average assumptions and components of net periodic benefit cost and other amounts recognized in other comprehensive income for the years indicated (dollars in thousands):

	2012	2011	2010
Weighted Average Assumptions:
Discount rate	3.50%	4.50%	5.25%
Expected return on plan assets	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$506	$429	$296
Interest cost	642	638	596
Expected return on plan assets	—	—	—
Amortization of transition obligation	—	—	—
Amortization of prior service cost	(233)	(233)	(191)
Amortization of net loss	671	557	598

Net periodic benefit cost	1,586	1,391	1,299

Net (gain) loss	224	262	(434)
Amortization of prior service cost	233	233	191

Total recognized in other comprehensive income	457	495	(243)

Total recognized in net periodic benefit cost and other comprehensive income	$2,043	$1,886	$1,056

The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are $836 and ($216).

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in thousands):

Year	Pension Benefit
2013	$923
2014	1,073
2015	1,108
2016	967
2017	926
Years 2018-2022	5,695

14  Commitments, Contingent Liabilities and Other Disclosures

The Company is obligated under leases and other contracts for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under noncancelable operating leases are as follows (in thousands):

Year	Amount
2013	$4,792
2014	4,643
2015	4,589
2016	4,153
2017	3,441
Thereafter	5,357

Total minimum future payments	$26,975

Rent expense for premises and equipment was $3,832, $4,254 and $3,533 in 2012, 2011 and 2010, respectively.

As previously announced, the SEC and the DOL are conducting ongoing investigations related to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc.(ARS). To date the Company and ARS have expensed $2,900 of legal and other expenses related to this matter, $1,200 of which was expensed in the first quarter 2012 and the remainder in the fourth quarter of 2011. Based on ongoing discussions with the SEC and the DOL, the Company believes it has substantially provided for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the exact result cannot be determined.

Cash Reserve Requirements

HVB is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled $8,472 at December 31, 2012.

Restrictions on Funds Transfers

There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under federal law, the approval of the primary regulator is required if dividends declared by a bank in any year exceed the net profits of that year, as defined, combined with the retained net profits for the two preceding years. Under applicable banking statutes, at December 31, 2012, the Bank could have declared additional dividends of approximately $23,900 to the Company.

In connection with the Company’s efforts to reduce certain asset concentrations as they relate to capital, the board has adopted a dividend policy to cap dividend payments going forward at no more than 50 percent of quarterly net income in 2012 and in future periods if commercial real estate loans and classified assets exceed 400 percent and 25 percent of risk-based capital, respectively. On January 31, 2013, the Company announced a reduction in the quarterly cash dividend to $0.06 per share.

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

The Company operates only in the U.S. domestic market, primarily in the New York metropolitan area. For the years ended December 31, 2012, 2011 and 2010, there is no customer that accounted for more than 10% of the Company’s revenue.

16  Fair Value of Financial Instruments

The “Financial Instruments” topic of the FASB Accounting Standards Codification requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2012 and 2011 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented as of the dates indicated were as follows (in thousands):

December 31, 2012			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$846.8	$846.8	$846.8
Held to maturity securities and accrued interest	10.2	10.8		$10.8
FHLB Stock	4.8	N/A	N/A
Loans and accrued interest	1,453.2	1,490.2			$1,490.2

Liabilities:
Deposits with no stated maturity and accrued interest	2,387.7	2,387.7	2,387.7
Time deposits and accrued interest	132.4	132.7		132.7
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	34.6	34.6	34.6
Other borrowings and accrued interest	16.5	14.2		14.2

December 31, 2011			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$94.5	$94.5	$94.5
Held to maturity securities and accrued interest	13.0	13.9		$13.9
FHLB Stock	3.8	N/A	N/A
Loans and accrued interest	1,571.3	1,609.2			$1,609.2

Liabilities:
Deposits with no stated maturity and accrued interest	2,274.7	2,274.7	2,274.7
Time deposits and accrued interest	151.7	152.1		152.1
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	53.1	53.1	53.1
Other borrowings and accrued interest	16.6	14.0		14.0

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

Held to maturity securities and accrued interest — The fair value of securities held to maturity was estimated based on quoted market prices or dealer quotations. Accrued interest is stated at its carrying amount which approximates fair value.

FHLB Stock — It is not practicable to determine its fair value due to restrictions placed on its transferability.

Loans and accrued interest — The fair value of loans was estimated by discounting projected cash flows at the reporting date using current rates for similar loans. Accrued interest is stated at its carrying amount which approximates fair value. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

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

17  Condensed Financial Information of Hudson Valley Holding Corp.

(Parent Company Only)

Condensed Balance Sheets

December 31, 2012 and 2011

Dollars in thousands

	2012	2011
Assets
Due from banks	$975	$8,133
Investment in subsidiaries	289,427	268,927
Equity securities	952	1,027
Other assets	27	26

Total Assets	$291,381	$278,113

Liabilities and Stockholders’ Equity
Other liabilities	$410	$551
Stockholders’ equity	290,971	277,562

Total Liabilities and Stockholders’ Equity	$291,381	$278,113

Condensed Statements of Income

For the years ended December 31, 2012. 2011 and 2010

Dollars in thousands

	2012	2011	2010
Dividends from subsidiaries	$7,040	$5	$7
Dividends from equity securities	105	76	77
Other income	—	2	—
Operating expenses	619	699	720

Income (loss) before equity in undistributed earnings of subsidiaries	6,526	(616)	(636)
Equity in undistributed earnings of subsidiaries	22,655	(1,521)	5,749

Net Income (Loss)	$29,181	$(2,137)	$5,113

Condensed Statements of Cash Flows

For the years ended December 31, 2012. 2011 and 2010

Dollars in thousands

	2012	2011	2010
Operating Activities:
Net income (loss)	$29,181	$(2,137)	$5,113
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(22,655)	1,521	(5,749)
(Decrease) increase in other liabilities	(113)	25	(119)
(Increase) decrease in other assets	(1)	3	43
Other changes, net	—	—	1

Net cash provided by (used in) operating activities	6,412	(588)	(711)

Investing Activities:
Additional investment in subsidiaries	—	—	(15,350)
Proceeds from sales of equity securities	8	4	22

Net cash provided (used) by investing activities	8	4	(15,328)

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	547	1,223	623
Cash dividends paid	(14,125)	(12,401)	(11,396)

Net cash used in financing activities	(13,578)	(11,178)	(10,773)

(Decrease) increase in Cash and Due from Banks	(7,158)	(11,762)	(26,812)
Cash and due from banks, beginning of period	8,133	19,895	46,707

Cash and due from banks, end of year	$975	$8,133	$19,895

18   Earnings Per Share

FASB ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards and restricted stock units granted by the Company contain nonforfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities. Prior period EPS figures have been presented in accordance with this accounting guidance.

The following is a reconciliation of earnings per share for December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(000’s except share data)
Net income (loss)	$29,181	$(2,137)	$5,113
Less: Dividends paid on and earnings allocated to participating securities	116	—	—

Income (loss) attributable to common stock	$29,065	$(2,137)	$5,113

Weighted average common shares outstanding, including participating securities	19,620,251	19,462,055	19,393,895
Less: Weighted average participating securities	81,957	—	—

Weighted average common shares outstanding	19,538,294	19,462,055	19,393,895

Basic earnings (loss) per common share	$1.49	$(0.11)	$0.26

Income (loss) attributable to common stock	$29,065	$(2,137)	$5,113

Weighted average common shares outstanding	19,538,294	19,462,055	19,393,895
Weighted average common equivalent shares outstanding	6,743	—	62,075

Weighted average common and equivalent shares outstanding	19,545,037	19,462,055	19,455,971

Diluted earnings (loss) per common share	$1.49	$(0.11)	$0.26

Dividends per common share	$0.72	$0.64	$0.59

There were 330,568, 616,382 and 323,585 options outstanding at December 31, 2012, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. In November 2011, the Company declared a 10% stock dividend. Share and per share amounts have been retroactively restated to reflect the issuance of the additional shares.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2012, there has not been any change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting. That report is included under the heading, Report of Independent Registered Public Accounting Firm.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for the Board of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Outstanding Equity Awards at Fiscal Year End” and “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm Fees” in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Balance Sheets at December 31, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3. Exhibits Required by Securities and Exchange Commission Regulation S-K:

Number	Exhibit Title

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (2)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp. (3)

4.1	Specimen of Common Stock Certificate (1)

10.1	Hudson Valley Bank Amended and Restate Directors Retirement Plan Effective December 31, 2008* (6)

10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan of 1995* (1)

10.3	Form of Amendment No. 1 to Hudson Valley Bank restated and Amended Supplemental Retirement Plan of 1995* (5)

10.4	Hudson Valley Bank Supplemental Retirement Plan of 1997* (1)

10.5	Form of Amendment No. 1 to Hudson Valley Bank Supplemental Retirement Plan of 1997* (5)

10.5	Form of Amendment No. 2 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997* (5)

10.7	Form of Amendment No. 3 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997* (5)

10.8	Amended and Restated 2002 Stock Option Plan* (4)

10.9	Specimen Non-Statutory Stock Option Agreement* (1)

10.10	Specimen Incentive Stock Option Agreement* (6)

10.11	Consulting Agreement Between the Company and Director John A. Pratt, Jr.* (1)

10.12	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, as amended February 28, 2012* (6)

Number	Exhibit Title

10.13	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of agreement with regard to Restricted stock awards to directors (6)

10.14	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of agreement with regard to Restricted stock awards to employees (6)

10.15	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of agreement with regard to Restricted stock awards to consultants and advisors (6)

11	Statements re: Computation of Per Share Earnings (9)

12	Computation of Ratios of Earnings to Fixed Charges (9)

13.16	Hudson Valley Bank 2011 Senior Officer Incentive Program (7)

14	Code of Ethics for Directors, Officers and Employees (8)

21	Subsidiaries of the Company (9)

23.1	Consent of Crowe Horwath LLP (9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)

101.LAB	XBRL Taxonomy Extension Label Linkbase (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)

*	Management contract and compensatory plan or arrangement
(1)	Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2007
(2)	Incorporated herein by reference in this document to the Form 10-Q filed on October 20, 2009
(3)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010
(4)	Incorporated herein by reference in this document to the Form 10-K filed on March 16, 2009
(5)	Incorporated herein by reference in this document to the Form 10-K filed on March 16, 2010
(6)	Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2012
(7)	Incorporated herein by reference in this document to the Form 10-Q filed on November 9, 2012
(8)	Incorporated herein by reference in this document to the Form 8-K filed on July 27, 2011
(9)	Filed herewith
(10)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or section 34(b) of the Investment Company Act of 1940, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 15, 2013

By:	/s/ STEPHEN R. BROWN
Stephen R. Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2013 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ STEPHEN R. BROWN
Stephen R. Brown
President, Chief Executive Officer and Director

/S/ JAMES J. LANDY
James J. Landy
Chairman of the Board and Director

/S/ JOHN P. CAHILL
John P. Cahill
Director

/s/ MARY JANE FOSTER
Mary Jane Foster
Director

/s/ GREGORY F. HOLCOMBE
Gregory F. Holcombe
Director

/s/ ADAM IFSHIN
Adam Ifshin
Director

/s/ MICHAEL J. MALONEY
Michael J. Maloney
Executive Vice President, Chief Banking Officer of the Bank and Director

/S/ JOHN A. PRATT JR.
John A. Pratt Jr.
Director

/s/ CRAIG S. THOMPSON
Craig S. Thompson
Director

/s/ ANDREW J. REINHART
Andrew J. Reinhart
First Senior Vice President, Controller and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)