Form 10-Q
period 2013-03-31
HUDSON VALLEY HOLDING CORP
filed 2013-05-10
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common stock, par value $0.20 per share	19,878,633

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share data

	Three Months Ended March 31
	2013	2012
Interest Income:
Loans, including fees	$19,259	$28,915
Securities:
Taxable	2,195	3,313
Exempt from Federal income taxes	768	986
Federal funds sold	11	8
Deposits in banks	448	56

Total interest income	22,681	33,278

Interest Expense:
Deposits	1,247	1,750
Securities sold under repurchase agreements and other short-term borrowings	9	51
Other borrowings	179	181

Total interest expense	1,435	1,982

Net Interest Income	21,246	31,296
Provision for loan losses	772	1,359

Net interest income after provision for loan losses	20,474	29,937

Non Interest Income:
Service charges	1,739	1,867
Investment advisory fees	1,933	2,398
Other-than-temporary impairment loss
Total impairment loss	—	(500)
Loss recognized in other comprehensive income	—	22

Net impairment loss recognized in earnings	—	(478)
Gains on sales and revaluation of loans held for sale and other real estate owned, net	17	15,935
Other income	828	632

Total non interest income	4,517	20,354

Non Interest Expense:
Salaries and employee benefits	11,282	10,818
Occupancy	2,109	2,232
Professional services	1,505	1,867
Equipment	1,056	1,068
Business development	452	517
FDIC assessment	944	628
Other operating expenses	2,263	3,746

Total non interest expense	19,611	20,876

Income Before Income Taxes	5,380	29,415
Income Tax Expense	1,729	11,402

Net Income	$3,651	$18,013

Basic Earnings Per Common Share	$0.18	$0.92
Diluted Earnings Per Common Share	$0.18	$0.92

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended March 31
	2013	2012

Net Income	$3,651	$18,013
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	196	(500)
Losses recognized in earnings	—	478

Gains (losses) recognized in comprehensive income	196	(22)
Income tax effect	(80)	9

Unrealized holding gains (losses) on other-than-temporarily impaired securities available for sale, net of tax	116	(13)

Securities available for sale not other-than-temporarily impaired:
Losses arising during the year	(1,543)	(2,381)
Income tax effect	594	791

	(949)	(1,590)

Gains recognized in earnings	—	—
Income tax effect	—	—

	—	—

Unrealized holding losses on securities available for sale not other-than-temporarily-impaired, net of tax	(949)	(1,590)

Unrealized holding loss on securities, net	(833)	(1,603)

Accrued benefit liability adjustment:
Net gain during the year	—	34
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net period pension cost	155	110
Tax effect	(62)	(58)

Net of tax	93	86

Other comprehensive loss	(740)	(1,517)

Comprehensive Income	$2,911	$16,496

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share and per share data

	Mar 31 2013	Dec 31 2012
ASSETS
Cash and non interest earning due from banks	$26,427	$57,836
Interest earning deposits in banks	765,815	769,687

Total cash and cash equivalents	792,242	827,523
Federal funds sold	28,410	19,251
Securities available for sale, at estimated fair value (amortized cost of $474,671 in 2013 and $444,243 in 2012)	474,151	445,070
Securities held to maturity, at amortized cost (estimated fair value of $10,164 in 2013 and $10,825 in 2012)	9,641	10,225
Federal Home Loan Bank of New York (FHLB) stock	4,826	4,826
Loans (net of allowance for loan losses of $26,088 in 2013 and $26,612 in 2012)	1,386,694	1,440,760
Loans held for sale	2,286	2,317
Accrued interest and other receivables	14,727	24,826
Premises and equipment, net	23,416	23,996
Other real estate owned	—	250
Deferred income tax, net	19,853	19,263
Bank owned life insurance	39,804	39,257
Goodwill	23,842	23,842
Other intangible assets	855	903
Other assets	8,062	8,937

TOTAL ASSETS	$2,828,809	$2,891,246

LIABILITIES
Deposits:
Non interest bearing	$986,853	$1,035,847
Interest bearing	1,477,344	1,484,114

Total deposits	2,464,197	2,519,961
Securities sold under repurchase agreements and other short-term borrowings	29,169	34,624
Other borrowings	16,418	16,428
Accrued interest and other liabilities	26,130	29,262

TOTAL LIABILITIES	2,535,914	2,600,275

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2013 and 2012, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,880,657 and 19,761,426 shares in 2013 and 2012, respectively	4,236	4,212
Additional paid-in capital	348,818	348,643
Retained deficit	(1,006)	(3,471)
Accumulated other comprehensive loss	(1,589)	(849)
Treasury stock, at cost; 1,299,414 shares in 2013 and 2012	(57,564)	(57,564)

TOTAL STOCKHOLDERS’ EQUITY	292,895	290,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,828,809	$2,891,246

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2013 and 2012

Dollars in thousands, except share and per share data

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	19,516,490	$4,163	$(57,564)	$347,764	$(18,527)	$1,726	$277,562
Net income					18,013		18,013
Other comprehensive loss						(1,517)	(1,517)
Vesting and exercise of stock options, net of tax	13,064	3		210			213
Restricted stock awards and related expense	100,427	20		109			129
Cash dividends ($0.18 per share)					(3,516)		(3,516)

Balance at March 31, 2012	19,629,981	$4,186	$(57,564)	$348,083	$(4,030)	$209	$290,884

Balance at January 1, 2013	19,761,426	$4,212	$(57,564)	$348,643	$(3,471)	$(849)	$290,971
Net income					3,651		3,651
Other comprehensive loss						(740)	(740)
Common stock issued for dividend reinvestment	440			7			7
Restricted stock awards and related expense	118,791	24		168			192
Cash dividends ($0.06 per share)					(1,186)		(1,186)

Balance at March 31, 2013	19,880,657	$4,236	$(57,564)	$348,818	$(1,006)	$(1,589)	$292,895

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	Three Months Ended March 31
	2013	2012
Operating Activities:
Net Income	$3,651	$18,013
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	772	1,359
Depreciation and amortization	922	962
Recognized impairment charge on securities available for sale	—	478
Amortization of premiums on securities, net	537	607
Realized gain on sale and revaluation of OREO	(17)	—
Increase in cash value of bank owned life insurance	(346)	(354)
Amortization of other intangible assets	48	187
Share-based payment expense	192	12
Realized gain on sale of loans held-for-sale	—	(15,935)
Deferred taxes (benefit)	(137)	772
Decrease in deferred loan fees, net	(224)	(158)
Decrease in accrued interest and other receivables	10,099	11,240
Decrease in other assets	875	2,177
Excess tax benefits from share-based payment arrangements	4	—
(Decrease) increase in accrued interest and other liabilities	(2,978)	2,437

Net cash provided by Operating Activities	13,398	21,797

Investing Activities:
Net (increase) decrease in short term investments	(9,159)	4,547
Proceeds from maturities of securities available for sale	69,272	60,137
Proceeds from maturities of securities held to maturity	586	745
Purchases of securities available for sale	(100,239)	(3,527)
Proceeds from sales and payments of loans held for sale	31	487,217
Net decrease (increase) in loans	53,518	(68,996)
Proceeds from sales of OREO	267	—
Premiums paid on bank owned life insurance	(201)	(209)
Net purchases of premises and equipment	(342)	(648)

Net cash provided by Investing Activities	13,733	479,266

Financing Activities:
Proceeds from issuance of common stock	7	201
Excess tax benefits from share-based payment arrangements	(4)	—
Net decrease in deposits	(55,764)	(1,381)
Cash dividends paid	(1,186)	(3,516)
Repayment of other borrowings	(10)	(9)
Net decrease in securities sold under repurchase agreements and short-term borrowings	(5,455)	(6,719)

Net cash used in by Financing Activities	(62,412)	(11,424)

(Decrease) increase in Cash and Cash Equivalents	(35,281)	489,639

Cash and Cash Equivalents, beginning of period	827,523	78,104

Cash and Cash Equivalents, end of period	$792,242	$567,743

Supplemental disclosures:
Interest paid	$1,333	$2,312
Income tax payments	1,150	19
Change in unrealized loss on securities available for sale, net of tax	(833)	(1,603)

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollars in thousands, except share and per share data

1.	Description of Operations

Hudson Valley Holding Corp. (“Hudson Valley” or the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. HVB has 18 branch offices in Westchester County, New York, 5 in Manhattan, New York, 4 in Bronx County, New York, 2 in Rockland County, New York, 1 in Kings County, New York, 5 in Fairfield County, Connecticut and 1 in New Haven County, Connecticut. On January 31, 2013, the Company announced its intention to consolidate or divest all of its Connecticut branch locations by the middle of 2013, as these branch offices have not met the Company’s expectations for growth or profitability. The Company also announced that it would be closing one branch in Manhattan and one branch in Westchester by the middle of 2013.

The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income. ARS has offices at 500 Fifth Avenue in Manhattan, New York.

We derive substantially all of our revenue and income from providing banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals within our market area, primarily Westchester County and Rockland County, New York and portions of New York City.

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

2.	Basis of Presentation

The unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by GAAP for annual financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accounting and reporting policies followed in the presentation of the unaudited condensed consolidated financial statements are consistent with those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. Management has evaluated all significant events and transactions that occurred after March 31, 2013, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

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

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Available for Sale
U.S. Treasury and government agencies	$73,485	$140	$1	$73,624
Mortgage-backed securities - residential	302,477	4,134	418	306,193
Obligations of states and political subdivisions	77,471	2,656	10	80,117
Other debt securities	11,212	3	7,379	3,836

Total debt securities	464,645	6,933	7,808	463,770
Mutual funds and other equity securities	10,026	469	114	10,381

Total	$474,671	$7,402	$7,922	$474,151

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Held to Maturity
Mortgage-backed securities - residential	$4,497	$373	—	$4,870
Obligations of states and political subdivisions	5,144	150	—	5,294

Total	$9,641	$523	—	$10,164

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Available for Sale
U.S. Treasury and government agencies	$53,197	$36	$10	$53,223
Mortgage-backed securities - residential	290,063	5,337	312	295,088
Obligations of states and political subdivisions	79,638	2,974	10	82,602
Other debt securities	11,319	1	7,572	3,748

Total debt securities	434,217	8,348	7,904	434,661
Mutual funds and other equity securities	10,026	507	124	10,409

Total	$444,243	$8,855	$8,028	$445,070

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Held to Maturity
Mortgage-backed securities - residential	$5,083	$415	—	$5,498
Obligations of states and political subdivisions	5,142	185	—	5,327

Total	$10,225	$600	—	$10,825

Included in other debt securities are investments in five pooled trust preferred securities with an aggregate amortized cost and estimated fair value of $10,416 and $3,038, respectively, at March 31, 2013, and $10,521 and $2,950, respectively, at December 31, 2012. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the continued weakness in the economy and elevated investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by both Moody’s Investor

Services and Fitch Ratings, Ltd at March 31, 2013 with ratings ranging from Caa2 to C. All of the Company’s pooled trust preferred securities are mezzanine class issues, four of which are subordinate to certain other classes of securities within their pools. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

Significant specific inputs to the cash flow models used in determining credit related OTTI losses on pooled trust preferred securities as of March 31, 2013 included the following:

	PreTSL	PreTSL	PreTSL	PreTSL	PreTSL	PreTSL
	IV	VII	VIII	VIII	X	XI

Discount rate index	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR
Discount rate spread	2.25%	1.80%	1.90%	1.90%	1.70%	1.60%
Projected specific defaults and deferrals as % of original Collateral	57%	56%	54%	54%	36%	33%
Projected severity of loss as % of specific defaults/deferrals	84%	92%	93%	93%	88%	82%
Projected additional defaults/deferrals as % of performing collateral:
Year 1	1.00%	1.00%	1.00%	1.00%	1.00%	1.00%
Thereafter	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Severity of loss	85%	85%	85%	85%	85%	85%

Additional information related to the Company’s pooled trust preferred securities as of March 31, 2013 is presented below:

	PreTSL	PreTSL	PreTSL	PreTSL	PreTSL	PreTSL
	IV	VII	VIII	VIII	X	XI

Class	Mezz	B	B-1	B-2	B-2	B-2
Seniority	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine
Amortized cost	$61	$869	$742	$1,113	$5,570	$2,061
Fair value	15	422	204	306	1,696	395
Unrealized loss	(46)	(447)	(538)	(807)	(3,874)	(1,666)
OTTI recognized in earnings - three months ended March 31, 2013	—	—	—	—	—	—
OTTI recognized in earnings - life to date	—	(1,122)	(1,418)	(2,127)	(4,863)	(472)
Moody’s / Fitch	Caa2/CCC	Ca/C	C/C	C/C	Ca/C	Ca/C
Number of institutions currently performing	4	9	16	16	33	41
Actual defaults/deferrals as % of original collateral	27%	46%	54%	54%	35%	32%
Excess subordination as % of performing collateral (1)	20%	(69)%	(94)%	(94)%	(32)%	(29)%

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

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	Mar 31 2013	Mar 31 2012
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$10,002	$9,478
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	478
Credit related impairment dispositions	—	—
Credit related impairment not previously recognized	—	—

Balance at end of period:	$10,002	$9,956

There were no OTTI losses recognized for the three month period ended March 31, 2013. During the three month period ended March 31, 2012, pretax OTTI losses of $2, $25, $3, $447 and $1 were recognized on five pooled trust preferred securities which prior to the 2012 charges had book values of $2,088, $5,696, $919, $2,228 and $662, respectively. These OTTI losses resulted from adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

At March 31, 2013 and December 31, 2012, securities having a stated value of approximately $199,155 and $195,142, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	$999	$1	—	—	$999	$1
Mortgage-backed securities - residential	105,595	418	—	—	105,595	418
Obligations of states and political subdivisions	2,092	10	—	—	2,092	10
Other debt securities	100	1	$1,021	$7,378	1,121	7,379

Total debt securities	108,786	430	1,021	7,378	109,807	7,808
Mutual funds and other equity securities	—	—	98	114	98	114

Total temporarily impaired securities	$108,786	$430	$1,119	$7,492	$109,905	$7,922

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2013.

December 31, 2012	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	$8,048	$10	—	—	$8,048	$10
Mortgage-backed securities - residential	47,211	312	—	—	47,211	312
Obligations of states and political subdivisions	2,963	10	—	—	2,963	10
Other debt securities	367	1	$2,950	$7,571	3,317	7,572

Total debt securities	58,589	333	2,950	7,571	61,539	7,904
Mutual funds and other equity securities	12	1	96	123	108	124

Total temporarily impaired securities	$58,601	$334	$3,046	$7,694	$61,647	$8,028

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2012.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 106 and 88, respectively, at March 31, 2013 and December 31, 2012. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2013. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at March 31, 2013.

The contractual maturity of all debt securities held at March 31, 2013 is shown below (in thousands). Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Within 1 year	$11,385	$11,423	—	—
After 1 year but within 5 years	106,170	107,610	$5,144	$5,294
After 5 year but within 10 years	34,197	35,506	—	—
After 10 years	10,416	3,038	—	—
Mortgage-backed securities - residential	302,477	306,193	4,497	4,870

Total	$464,645	$463,770	$9,641	$10,164

4.	Loans

The loan portfolio, excluding loans held for sale, is comprised of the following (in thousands):

	March 31 2013	December 31 2012
Real Estate:
Commercial	$576,409	$550,786
Construction	70,212	74,727
Residential Multi-Family	195,016	196,199
Residential Other	294,798	325,774
Commercial & Industrial	249,794	288,809
Individuals & lease financing	28,739	33,488

Total loans	1,414,968	1,469,783
Deferred loan fees	(2,186)	(2,411)
Allowance for loan losses	(26,088)	(26,612)

Loans, net	$1,386,694	$1,440,760

Risk characteristics of the Company’s loan portfolio segments include the following:

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

Residential Real Estate Loans — Various loans secured by residential real estate properties are offered by the Company, including 1-4 family residential mortgages, multi-family residential loans and a variety of home equity line of credit products. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be decline in general economic conditions. The Company offers multi-family loans up to $7.5 million per transaction. These loans are available for 7 or 10 year terms with one 5 year extension option. A 7 year term with no extension option is also offered. Pricing is typically based on a spread over the corresponding Federal Home Loan Bank (“FHLB”) rate. Amortization of up to 30 years, a maximum loan to value ratio of 75% and a debt service coverage ratio of 1.2 to 1 are generally required. The Bank’s primary regulator considers multi-family residential loans to be part of commercial real estate for concentration risk measurement purposes.

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

The following table presents the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Charge-offs	(1,725)	(368)	(390)	(548)	(419)	—
Recoveries	429	1	3	249	3	173

Net Charge-offs	(1,296)	(367)	(387)	(299)	(416)	173
Provision for loan losses	772	1,547	997	(1,400)	(237)	(135)

Net change during the period	(524)	1,180	610	(1,699)	(653)	38

Balance at end of period	$26,088	$11,270	$4,559	$6,420	$3,424	$415

	Three months ended March 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Charge-offs	(1,125)	(398)	—	(558)	(125)	(44)
Recoveries	937	298	1	534	89	15

Net Charge-offs	(188)	(100)	1	(24)	(36)	(29)
Provision for loan losses	1,359	373	97	717	147	25

Net change during the period	1,171	273	98	693	111	(4)

Balance at end of period	$31,856	$13,049	$6,568	$8,786	$2,761	$692

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$26,088	$11,270	$4,559	$6,420	$3,424	$415
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$26,088	$11,270	$4,559	$6,420	$3,424	$415

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,358,246	$551,456	$67,386	$472,702	$237,963	$28,739
Individually evaluated for impairment	56,722	24,953	2,826	17,112	11,831	—

Total ending balance of loans	$1,414,968	$576,409	$70,212	$489,814	$249,794	$28,739

	December 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$26,612	$10,090	$3,949	$8,119	$4,077	$377
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,415,035	$525,579	$70,007	$509,297	$276,664	$33,488
Individually evaluated for impairment	54,748	25,207	4,720	12,676	12,145	—

Total ending balance of loans	$1,469,783	$550,786	$74,727	$521,973	$288,809	$33,488

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing

Loans:
Commercial Real Estate:
Owner occupied	$15,431	—	$15,670	—
Non owner occupied	2,778	—	2,717	—
Construction:
Commercial	974	—	2,478	—
Residential	1,852	—	2,242	—
Residential:
Multifamily	327	—	—	—
1-4 family	8,324	—	8,470	—
Home equity	463	—	1,212	—
Commercial & Industrial	1,991	—	2,019	—
Other:
Lease financing and other	—	—	—	—
Overdrafts	—	—	—	—

Total	$32,140	—	$34,808	—

The following table presents the aging of loans (including past due and non-accrual loans) as of March 31, 2013 and December 31, 2012 by class of loans (in thousands):

	March 31, 2013
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current

Loans:
Commercial Real Estate:
Owner occupied	$177,533	$1,134	—	$9,462	$10,596	$166,937
Non owner occupied	398,876	587	—	2,778	3,365	395,511
Construction:
Commercial	43,025	2,186	$485	974	3,645	39,380
Residential	27,187	311	—	1,852	2,163	25,024
Residential:
Multifamily	195,016	748	—	327	1,075	193,941
1-4 family	188,836	1,580	384	8,325	10,289	178,547
Home equity	105,962	3,986	3,342	462	7,790	98,172
Commercial & Industrial	249,794	3,791	423	1,475	5,689	244,105
Other:
Lease financing and other	27,394	833	—	—	833	26,561
Overdrafts	1,345	—	—	—	—	1,345

Total	$1,414,968	$15,156	$4,634	$25,655	$45,445	$1,369,523

	December 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$181,541	$472	—	$9,464	$9,936	$171,605
Non owner occupied	369,245	802	—	2,717	3,519	365,726
Construction:
Commercial	40,708	1,421	—	—	1,421	39,287
Residential	34,019	455	—	2,242	2,697	31,322
Residential:
Multifamily	196,199	—	—	—	—	196,199
1-4 family	215,771	4,506	$91	8,470	13,067	202,704
Home equity	110,003	3,411	321	1,212	4,944	105,059
Commercial & Industrial	288,809	1,938	170	1,479	3,587	285,222
Other:
Lease financing and other	32,104	431	1	—	432	31,672
Overdrafts	1,384	—	—	—	—	1,384

Total	$1,469,783	$13,436	$583	$25,584	$39,603	$1,430,180

Impaired loans and the recorded investment in impaired loans as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial Real Estate:
Owner occupied	$25,976	$21,763	—	$26,235	$22,022	—
Non owner occupied	4,228	3,189	—	4,292	3,185	—
Construction:
Commercial	1,231	975	—	2,735	2,478	—
Residential	3,242	1,852	—	3,242	2,242	—
Residential:
Multifamily	3,301	3,301	—	2,994	2,994	—
1-4 family	14,795	13,349	—	9,726	8,470	—
Home equity	980	462	—	2,220	1,212	—
Commercial & Industrial	12,904	11,831	—	13,218	12,145	—

Total loans	$66,657	$56,722	—	$64,662	$54,748	—

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan. At March 31, 2013, and December 31, 2012, the Company had no specific reserves allocated as partial charge-offs were recorded for all identified impairments. Impaired loans as of March 31, 2013 and December 31, 2012 included $31,561 and $27,183, respectively, of loans considered to be troubled debt restructurings (“TDRs”). There were four additional loan modifications classified as TDRs during the three month period ended March 31, 2013. There were no loans modified as TDRs during the three months ended March 31, 2012. The Company is not committed to extend any additional credit to borrowers whose loans are classified as TDRs. For the three month period ended March 31, 2013, eleven TDRs with carrying amounts of $24,582 were on accrual status and performing in accordance with their modified terms. All other TDRs for the three month period ended March 31, 2013 were on nonaccrual status. For the three month periods ended March 31, 2013 and 2012, there were no TDRs in which there were payment defaults within twelve months following the modification. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Loans:
Commercial Real Estate:
Owner occupied	$21,891	$3	$20,700	$178
Non owner occupied	3,187	71	9,005	—
Construction:
Commercial	1,727	—	4,897	—
Residential	2,047	11	—	—
Residential:
Multifamily	3,148	40	672	—
1-4 family	10,910	—	1,904	9
Home equity	837	—	1,776	—
Commercial & Industrial	11,988	112	7,767	—
Lease Financing & Other	—	—	—	—

Total	$55,735	$237	$46,721	$187

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $528 and $303, respectively, for the three month periods ended March 31, 2013 and 2012. There was no interest income recorded on non accrual loans during the three month periods ended March 31, 2013 and 2012.

During the three months ended March 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013 (in thousands):

For the Three Months Ended
March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans:
Commercial Real Estate:
Owner occupied	—	—	—
Non owner occupied	—	—	—
Construction:
Commercial	—	—	—
Residential	—	—	—
Residential:
Multifamily	—	—	—
1-4 family	4	$5,211	$5,025
Home equity	—	—	—
Commercial & Industrial	—	—	—
Other:
Lease financing and other	—	—	—
Overdrafts	—	—	—

Total	4	$5,211	$5,025

The TDRs described above resulted in charge-offs of $186 during the three months ended March 31, 2013.

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

The following table presents the risk category by class of loans as of March 31, 2013 and December 31, 2012 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed (in thousands):

	March 31, 2013
	Total	Pass	Special Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$177,533	$131,756	$6,668	$39,109	—
Non owner occupied	398,876	387,596	3,394	7,886	—
Construction:
Commercial	43,025	32,852	5,349	4,824	—
Residential	27,187	24,103	886	2,198	—
Residential:
Multifamily	195,016	190,656	2,740	1,620	—
1-4 family	77,948	56,482	469	20,997	—
Home equity	499	36	—	463	—
Commercial & Industrial	249,794	232,909	2,222	14,663	—
Lease Financing & Other	26,277	25,880	—	397	—

Total loans	$1,196,155	$1,082,270	$21,728	$92,157	—

	December 31, 2012
	Total	Pass	Special Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$181,541	$132,181	$6,447	$42,913	—
Non owner occupied	369,245	356,960	4,438	7,847	—
Construction:
Commercial	40,708	29,303	5,349	6,056	—
Residential	34,019	28,936	891	4,192	—
Residential:
Multifamily	196,199	193,083	—	3,116	—
1-4 family	89,246	58,480	20,439	10,327	—
Home equity	1,212	—	—	1,212	—
Commercial & Industrial	288,809	270,362	3,368	15,079	—
Lease Financing & Other	31,015	29,842	846	327	—

Total loans	$1,231,994	$1,099,147	$41,778	$91,069	—

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents the delinquency categories by class of loans as of March 31, 2013 and December 31, 2012 for loans evaluated for risk in groups of homogeneous loans (in thousands):

	March 31, 2013
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$110,888	$610	$384	—	$994	$109,894
Home equity	105,463	3,986	3,342	—	7,328	98,135
Other:
Other loans	1,117	100	—	—	100	1,017
Overdrafts	1,345	—	—	—	—	1,345

Total loans	$218,813	$4,696	$3,726	—	$8,422	$210,391

	December 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$126,525	—	$91	—	$91	$126,434
Home equity	108,791	$3,411	321	—	3,732	105,059
Other:			—	—	—
Other loans	1,089	30	1	—	31	1,058
Overdrafts	1,384	—	—	—	—	1,384

Total loans	$237,789	$3,441	$413	—	$3,854	$233,935

5.	Earnings Per Share

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

The following table presents the calculation of earnings per share for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
	(000’s except share data)
Net income	$3,651	$18,013
Less: Dividends paid on and earnings allocated to participating securities	43	7

Income attributable to common stock	$3,608	$18,006

Weighted average common shares outstanding, including participating securities	19,810,845	19,538,334
Less: Weighted average participating securities	247,762	9,512

Weighted average common shares outstanding	19,563,083	19,528,822

Basic earnings per common share	$0.18	$0.92

Income attributable to common stock	$3,608	$18,006

Weighted average common shares outstanding	19,563,083	19,528,822
Weighted average common equivalent shares outstanding	—	19,762

Weighted average common and equivalent shares outstanding	19,563,083	19,548,584

Diluted earnings per common share	$0.18	$0.92

Dividends per common share	$0.06	$0.18

There were 361,744 and 370,038 options outstanding at March 31, 2013, and 2012, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

6.	Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (in thousands).

	Three Months Ended
	March 31
	2013	2012
Service cost	$131	$110
Interest cost	151	153
Amortization of prior service cost	(54)	(58)
Amortization of net loss	209	168

Net periodic pension cost	$437	$373

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2012 Annual Report on Form 10-K that it expected to contribute $923 to the unfunded defined benefit plans during 2013. For the three month period ended March 31, 2013, the Company contributed $225 to these plans.

7.	Stock-Based Compensation

In accordance with the provisions of the Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, the Company may grant eligible employees, including directors, consultants and advisors, incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other types of awards. The 2010 Plan provides for the issuance of up to 1,331,000 shares of the Company’s common stock. Prior to the 2010 Plan, the Company had stock option plans that provided for the granting of options to directors, officers, eligible employees, and certain advisors common stock at an exercise price not less than the market value of the stock on the date of grant subject to various eligibility and vesting requirements. There will be no further grants under any plans prior to the 2010 plan.

Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock-based payments are expensed over their respective vesting periods.

The following table summarizes stock-based compensation activity for the three month period ended March 31, 2013:

	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value (2) ($000’s)	Weighted Average Remaining Contractual Term
Prior Option Plans (1):
Outstanding at December 31, 2012	428,111	$20.21
Granted	—	—
Exercised	—	—
Cancelled or Expired	(66,367)	16.28

Outstanding at March 31, 2013	361,744	20.93	—	2.0

Exercisable at March 31, 2013	361,452	20.92	—	2.0

Nonvested at March 31, 2013	292	36.13

2010 Omnibus Incentive Plan (1):
Nonvested at December 31, 2012	202,005	$16.25
Granted at fair value	133,353	15.73
Restriction released	(31,824)	16.39
Cancelled	(1,269)	17.10

Nonvested at March 31, 2013	302,265	16.00

Available for grant at December 31, 2012	1,121,322
Restricted stock awards	(133,353)	$15.73
Unissued or cancelled	1,269	17.10

Available for future grant	989,238

(1)	2010 Omnibus Incentive Plan includes restricted stock awards while Prior Option Plans do not.
(2)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on changes in the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the three month period ended March 31, 2013 or the year ended December 31, 2012.

There was no net compensation expense related to stock options included in net income for the three month period ended March 31, 2013. Net compensation expense of $12 related to the Company’s stock options was included in net income for the three month period ended March 31, 2012. The tax effect related thereto was ($2). There was no remaining unrecognized compensation expense related to stock options at March 31, 2013.

Compensation expense of $202 and $139 related to the Company’s restricted stock awards was included in net income for the three month periods ended March 31, 2013 and 2012, respectively. The tax effect related thereto was $83 and $58, respectively. Unrecognized compensation expense related to restricted stock awards totaled $4,024 at March 31, 2013. This expense is expected to be recognized over a remaining weighted average period of 3.0 years.

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

Investment Securities — The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges, if available (Level 1), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input. The Company’s available for sale securities at March 31, 2013 and December 31, 2012 include several pooled trust preferred instruments. The downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these instruments. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments. The fair values of Level 3 investment securities are determined by the Company’s Controller and Investment Officer who report to the Chief Financial Officer. See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Impaired Loans — At the time a loan is considered impaired, it is valued at lower of cost or fair value. Impaired loans carried at fair value generally are partially charged off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and the income data available. Management may apply additional discounts based on changes in the market from the time of valuation. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining value. Non real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 (dollars in thousands):

Asset	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans - commercial real estate	$5,722	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-62% (8%)

Capitalization rate				8%

Impaired loans - construction	$2,826	Sales comparison approach	Discounts to appraisals for market conditions	0%-21% (6%)

Impaired loans - residential real estate	$7,764	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-47% (4%)

Impaired loans - commercial and industrial	$1,713	Sales comparison approach - secondary collateral	Discounts to appraisals for market conditions	7% (7%)

Loans held for sale	$2,286	Third party bids	Bids from interested third parties	60%-65% (64%)

Asset	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans - commercial real estate	$6,835	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-62% (8%)

Capitalization rate				8%

Impaired loans - construction	$3,219	Sales comparison approach	Discounts to appraisals for market conditions	0%-21% (6%)

Impaired loans - residential real estate	$8,514	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-47% (4%)

Impaired loans - commercial and industrial	$1,737	Sales comparison approach - secondary collateral	Discounts to appraisals for market conditions	7% (7%)

Other real estate owned	$250	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Loans held for sale	$2,317	Third party bids	Bids from interested third parties	60%-65% (64%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (dollars in thousands):

Asset	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Trust preferred securities	$3,038	Discounted cash flow	Specific issuer default rates	33%-57% (45%)

			Specific issuer default severity	82%-93% (89%)

			Annual prepayment rate	1%

			Projected annual nonspecific issuer default rates	0.25%-1.00%

			Projected annual nonspecific issuer default severity	85%

			Present value discount rate	22.5%

Asset	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Trust preferred securities	$2,950	Discounted cash flow	Specific issuer default rates	34%-61% (45%)

			Specific issuer default severity	83%-92% (89%)

			Annual prepayment rate	1%

			Projected annual nonspecific issuer default rates	0.25%-1.00%

			Projected annual nonspecific issuer default severity	85%

			Present value discount rate	22.5%

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at
	March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$73,624	—	$73,624
Mortgage-backed securities - residential	—	306,193	—	306,193
Obligations of states and political subdivisions	—	80,117	—	80,117
Other debt securities	—	798	$3,038	3,836
Mutual funds and other equity securities	—	10,381	—	10,381

Total assets at fair value	—	$471,113	$3,038	$474,151

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$5,722	$5,722
Construction	—	—	2,826	2,826
Residential	—	—	7,764	7,764
Commercial & Industrial	—	—	1,713	1,713
Loans held for sale (2)	—	—	2,286	2,286

Total assets at fair value	—	—	$20,311	$20,311

(1)

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on March 31, 2013 was $18,025 for which no specific allowance has been established within the allowance for loan losses. During the three months ended March 31, 2013, $390 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$53,223	—	$53,223
Mortgage-backed securities - residential	—	295,088	—	295,088
Obligations of states and political subdivisions	—	82,602	—	82,602
Other debt securities	—	798	$2,950	3,748
Mutual funds and other equity securities	—	10,409	—	10,409

Total assets at fair value	—	$442,120	$2,950	$445,070

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$6,835	$6,835
Construction	—	—	3,219	3,219
Residential	—	—	8,514	8,514
Commercial & Industrial	—	—	1,737	1,737
Loans held for sale (2)	—	—	2,317	2,317
Other real estate owned (3)	—	—	250	250

Total assets at fair value	—	—	$22,872	$22,872

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

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2013 and 2012:

	Level 3 Assets Measured on a Recurring Basis
	Three Months Ended
	Mar 31
	2013	2012
	(000’s)
Balance at beginning of period	$2,950	$2,816
Additions to Level 3	96	106
Net unrealized gain (loss) included in other comprehensive income (1)	196	(22)
Principal payments	(204)	—
Recognized impairment charge included in the statement of income (2)	—	(478)

Balance at end of period	$3,038	$2,422

(1)	Reported under “Gains (losses) recognized in comprehensive income”
(2)	Reported under “Net impairment loss recognized in earnings”

9.	Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2013 and December 31, 2012 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at March 31, 2013 and December 31, 2012 were as follows (in millions):

March 31, 2013			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$820.7	$820.7	$820.7
Held to maturity securities and accrued interest	9.6	10.2		$10.2
FHLB Stock	4.8	N/A	N/A
Loans and accrued interest	1,400.1	1,432.6			$1,432.6

Liabilities:
Deposits with no stated maturity and accrued interest	2,339.4	2,339.4	2,339.4
Time deposits and accrued interest	125.0	125.3		125.3
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	29.2	29.2	29.2
Other borrowings and accrued interest	16.5	14.3		14.3

December 31, 2012			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$846.8	$846.8	$846.8
Held to maturity securities and accrued interest	10.2	10.8		$10.8
FHLB Stock	4.8	N/A	N/A
Loans and accrued interest	1,453.2	1,490.2			$1,490.2

Liabilities:
Deposits with no stated maturity and accrued interest	2,387.7	2,387.7	2,387.7
Time deposits and accrued interest	132.4	132.7		132.7
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	34.6	34.6	34.6
Other borrowings and accrued interest	16.5	14.2		14.2

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

10.	Accumulated Other Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan which are also recognized as separate components of equity. Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$624	$(1,473)	$(849)
Other comprehensive loss before reclassification	(833)	—	(833)
Amounts reclassified from accumulated other comprehensive income	—	93	93

Net other comprehensive (loss) income during period	(833)	93	(740)

Balance at March 31, 2013	$(209)	$(1,380)	$(1,589)

Balance at January 1, 2012	$2,924	$(1,198)	$1,726
Other comprehensive (loss) income before reclassification	(1,885)	20	(1,865)
Amounts reclassified from accumulated other comprehensive income	282	66	348

Net other comprehensive (loss) income during period	(1,603)	86	(1,517)

Balance at March 31, 2012	$1,321	$(1,112)	$209

The following table represents the reclassification out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012
Unrealized gains (losses) on securities available for sale:
Realized gains (losses) on securities transactions	—	—
Other-than-temporary impairment charges	—	$(478)
Income tax expense	—	196

Net of tax	—	(282)

Amortization of pension and post-retirement benefit items:
Amortization of net actuarial loss	$(209)	(168)
Amortization of prior service cost	54	58
Income tax expense	62	44

Net of tax	(93)	(66)

Total reclassifications, net of tax	$(93)	$(348)

The income statement line items impacted by the reclassification of unrealized gains (losses) on securities available for sale are net impairment loss recognized in earnings and income tax expense. The income statement line items impacted by the reclassification of amortization of pension and post-retirement benefit items are salaries and employee benefits and income tax expense.

11.	Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amended existing guidance to require an entity to provide information about amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The guidance is effective for public companies for interim and annual periods beginning after December 15, 2012. The adoption of the guidance did not have a material impact on the Company’s results of operation or financial position but did require expansion of the Company’s disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2013 and December 31, 2012, and the consolidated results of operations for the three month periods ended March 31, 2013 and March 31, 2012. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2012 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2012 Annual Report on Form 10-K.

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York and portions of New York City. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s strategy includes investigation of opportunities for expansion within our market area, as well as an ongoing review of our existing branch system to evaluate if our current locations have or have not met expectations for growth and profitability. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate, and potential risks associated with the impact of regulatory changes that have occurred and may continue to take place in reaction to current conditions in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of the Company’s loans.

The Company recorded net income for the three month period ended March 31, 2013 of $3.7 million or $0.18 per diluted share, a decrease of $14.3 million compared to net income of $18.0 million or $0.92 per diluted share for the same period in the prior year.

The decrease in earnings for the three month period ended March 31, 2013, compared to the same period in the prior year, was a result of lower net interest income, and lower noninterest income, partially offset by lower noninterest expenses. The decrease in net interest income for the three months ended March 31, 2013, compared to the prior year period primarily resulted from a significant decrease in the net interest margin to 3.18 percent for the first quarter of 2013 from 4.75 percent for the same period in the prior year. This decrease resulted from significant changes in the composition of interest earning assets resulting from the combined effects of previously reported loan sales in the first quarter of 2012, generally weak new loan demand and continued low interest rates. Noninterest income in the first quarter of 2012 included a pretax gain of $15.9 million resulting from the successful completion of approximately $470 million of loan sales announced in the fourth quarter of 2011 as part of the Company’s efforts to reduce the levels of nonperforming and other classified loans, and also to reduce the overall concentration in commercial real estate loans.

Total loans, excluding loans held for sale, decreased $54.6 million during the three month period ended March 31, 2013 compared to the prior year end. This decrease was primarily due to weak loan demand, which has resulted in new loan production well below the combined impact of payoffs and pay downs of existing loans. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased to $32.1 million at March 31, 2013, compared to $35.1 million at December 31, 2012. Overall asset quality continued to be adversely affected by the current state of the economy and the real estate market. Although there is evidence that the current economic downturn may have begun to slowly turn around, higher than normal levels of delinquent and nonperforming loans, slowdowns in repayments and declines in the loan-to-value ratios on existing loans continued during the first quarter of 2013. Despite overall reductions in classified and nonperforming loans, the Company’s loan portfolio continued to be adversely impacted by the lagging effects of declines in the demand for and values of virtually all commercial and residential real estate properties. These declines, together with the limited availability of residential mortgage financing, resulted in some continuing weakness in the overall asset quality of the Company’s loan portfolio. As a result of these factors, the Company has continued to follow aggressive strategies for resolving problem assets and has maintained the allowance for loan losses at a higher than normal level. The allowance for loan losses totaled $26.1 million or 1.84 percent of total loans at March 31, 2013, compared to $26.6 million or 1.81 percent of total loans at December 31, 2012. The provision for loan losses totaled $0.8 million for the three month period ended March 31, 2013, compared to $1.4 million for the same period in the prior year, reflecting improvements achieved in the resolutions of classified and nonperforming loans, partially offset by continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality.

Total deposits decreased $55.8 million during the three month period ended March 31, 2013, compared to the prior year end. The decrease resulted from seasonal decreases in certain deposit balances and an expected outflow of certain temporary deposits received in late 2012. The Company continued to emphasize its core deposit growth, while placing less emphasis on non core deposits including deposits which are obtained on a bid basis.

Liquidity from excess loan and investment repayments over new production was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth and investment purchases. With interest rates remaining at historical low levels, this continuation of higher than normal liquidity levels has contributed to significant margin compression. The net interest margin was 3.18 percent for the three month period ended March 31, 2013, compared to 4.75 percent for the same period in the prior year. The Company expects some additional net interest margin compression in future quarters due to maturing loans and investments being reinvested at lower interest rates and until redeployment of the excess liquidity can be completed in a manner consistent with both the Company’s risk management policies and its commitment to the Office of the Comptroller of the Currency (the “OCC”). Regardless of the timing of the aforementioned redeployment, if interest rates continue at current levels, it is expected that additional downward pressure on the net interest margin will continue.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income decreased by $10.1 million or 31.8 percent to $21.7 million for the three month period ended March 31, 2013, compared to $31.8 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.4 million for the three month period ended March 31, 2013, compared to $0.5 million for the same period in the prior year.

The Company’s noninterest income was $4.5 million for the three month period ended March 31, 2013, compared to $20.4 million for the same period in the prior year. The decrease resulted primarily from a $15.9 million pretax gain on sales of loans included in noninterest income in the first quarter of 2012, and decreases in investment advisory fees and service charges, partially offset by a decrease in pre-tax impairment charges on securities available for sale and an increase in other income. Advisory fee income decreased primarily as a result of lower balances resulting from the departure to a competitor of a manger of ARS and continued fluctuation in both domestic and international equity markets. Service charges decreased slightly due to decreased activity. There were no pre-tax impairment charges on securities available for sale for the three month period ended March 31, 2013, and $0.5 million for the same period in the prior year. The impairment charges were related to the Company’s investments in pooled trust preferred securities. The Company has continued to hold its investments in pooled trust preferred securities as it does not believe that the current market value estimates for these investments are indicative of their underlying value. The pooled trust preferred securities are primarily backed by various U.S. financial institutions, many of which are experiencing severe financial difficulties as a result of the economic downturn. Continuation of these conditions may result in additional impairment charges on these securities in the future.

Non interest expense was $19.6 million for the three month period ended March 31, 2013. This represented a decrease of $1.3 million or 6.2 percent compared to $20.9 million for the same period in the prior year. Noninterest expenses for the three month period ended March 31, 2013, compared to the same period in the prior year reflected decreases in costs associated with problem loan resolution and decreases in occupancy expenses, partially offset by an increase in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and increases related to the investment in technology and personnel to accommodate growth, expansion of services and products available to new and existing customers and expansion of the Company’s regulatory compliance capabilities. The decrease also resulted from a previously reported $1.3 million provision in the first quarter of 2012 for legal and settlement costs.

On April 24, 2012, the Board of Directors of Hudson Valley Bank signed a formal written agreement with the OCC. With this agreement, the Bank committed to adopt best practices modeled on those of the nation’s larger financial institutions, as well as evolving expectations of regulatory agencies on community banks. Included in the agreed-upon commitments were enhancements to the HVB’s procedures, systems, policies, programs, plans, training and resources. The written agreement imposed no specific capital ratio mandates or other quantitative conditions or obligations on HVB and did not impose any limit on the HVB board’s ability to pay dividends to its parent, except those imposed by the law. During the second quarter of 2012, the Bank submitted a capital plan to the OCC, which included provisions regarding the payment of dividends by HVB, as required under the written agreement. The Bank is operating in accordance with its capital plan without supervisory objection from the OCC.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors. There have been no changes to the Company’s critical accounting policies during the three months ended March 31, 2013.

Results of Operations for the Three Month Periods Ended March 31, 2013 and March 31, 2012

Summary of Results

The Company recorded net income of $3.7 million or $0.18 per diluted share for the three month period ended March 31, 2013, compared to net income of $18.0 million or $0.92 per diluted share for the same period in the prior year. The decrease in net income for the three month period ended March 31, 2013, compared to the same period in the prior year, was a result of lower net interest income, and lower noninterest income, partially offset by lower noninterest expenses. The decrease in net interest income for the three month period ended March 31, 2013 compared to the prior year period primarily resulted from a significant decrease in the net interest margin to 3.18 percent for the first quarter of 2013 from 4.75 percent for the same period in the prior year. This decrease resulted from significant changes in the composition of interest earning assets resulting from the combined effects of previously reported loan sales in the first quarter of 2012, generally weak new loan demand and continued low interest rates. Noninterest income in the first quarter of 2012 included a pretax gain of $15.9 million resulting from the loan sales. The provision for loan losses totaled $0.8 million for the three month period ended March 31, 2013, compared to $1.4 million for the same period in the prior year, reflecting improvements achieved in the resolutions of classified and nonperforming loans, partially offset by continued weakness in the overall economy, and the continued effects of this weakness on the Company’s overall asset quality.

Annualized returns on average stockholders’ equity and average assets were 5.0 percent and 0.5 percent for the three month period ended March 31, 2013, compared to 25.5 percent and 2.5 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 5.0 percent and 25.8 percent, respectively, for the three month periods ended March 31, 2013 and 2012. Adjusted average stockholders’ equity excludes the effects of an average net unrealized loss, net of tax of $0.1 million for the three month period ended March 31, 2013, and an average net unrealized gain of $2.9 million for the same period in the prior year, on securities available for sale. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following table sets forth the average balances of interest earning assets and interest bearing liabilities for the periods indicated, as well as total interest and corresponding yields and rates.

	(Dollars in thousands)
	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
	(Unaudited)
ASSETS
Interest earning assets:
Deposits in Banks	$753,296	$448	0.24%	$122,635	$56	0.18%
Federal funds sold	25,562	11	0.17%	16,636	8	0.19%
Securities: (1)
Taxable	385,790	2,195	2.28%	394,994	3,313	3.35%
Exempt from federal income taxes	83,889	1,182	5.64%	100,659	1,517	6.03%
Loans, net (2)	1,422,132	19,259	5.42%	1,997,391	28,915	5.79%

Total interest earning assets	2,670,669	23,095	3.46%	2,632,315	33,809	5.14%

Non interest earning assets:
Cash & due from banks	52,252			49,420
Other assets	136,630			159,252

Total non interest earning assets	188,882			208,672

Total assets	$2,859,551			$2,840,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$861,737	$841	0.39%	$982,858	$1,239	0.50%
Savings	130,327	92	0.28%	115,795	113	0.39%
Time	129,011	163	0.51%	144,942	254	0.70%
Checking with interest	367,671	151	0.16%	300,673	144	0.19%
Securities sold under repo & other s/t borrowings	29,945	9	0.12%	53,584	51	0.38%
Other borrowings	16,422	179	4.36%	16,460	181	4.40%

Total interest bearing liabilities	1,535,113	1,435	0.37%	1,614,312	1,982	0.49%

Non interest bearing liabilities:
Demand deposits	1,004,275			921,891
Other liabilities	29,266			25,198

Total non interest bearing liabilities	1,033,541			947,089

Stockholders’ equity (1)	290,897			279,586

Total liabilities and stockholders’ equity	$2,859,551			$2,840,987

Net interest earnings		$21,660			$31,827
Net yield on interest earning assets			3.24%			4.84%

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

Non-GAAP Reconciliation to GAAP

	Three Months Ended March 31
	2013	2012
	(000’s)
Total average interest earning assets:
As reported	$2,670,561	$2,636,551
Unrealized (loss) gain on securities available for sale (1)	(108)	4,236

Adjusted total average interest earning assets	$2,670,669	$2,632,315

Net interest earnings:
As reported	$21,246	$31,296
Adjustment to tax equivalency basis (2)	414	531

Adjusted net interest earnings	$21,660	$31,827

Net yield on interest earning assets:
As reported	3.18%	4.75%
Effects of (1) and (2) above	0.06%	0.09%

Adjusted net yield on interest earning assets	3.24%	4.84%

Average stockholders’ equity:
As reported	$290,950	$282,459
Effects of (1) and (2) above	53	2,873

Adjusted average stockholders’ equity	$290,897	$279,586

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three month periods ended March 31, 2013 and 2012:

	(000’s)
	Three Month Period Increase (Decrease) Due to Change in
	Volume	Rate	Total (1)

Interest income:
Deposits in Banks	$288	$104	$392
Federal funds sold	4	(1)	3
Securities:
Taxable	(77)	(1,041)	(1,118)
Exempt from federal income taxes (2)	(253)	(82)	(335)
Loans, net	(8,328)	(1,328)	(9,656)

Total interest income	(8,366)	(2,348)	(10,714)

Interest expense:
Deposits:
Money market	(153)	(245)	(398)
Savings	14	(35)	(21)
Time	(28)	(63)	(91)
Checking with interest	32	(25)	7
Securities sold under repo & other s/t borrowings	(22)	(20)	(42)
Other borrowings	—	(2)	(2)

Total interest expense	(157)	(390)	(547)

Decrease in interest differential	$(8,209)	$(1,958)	$(10,167)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2013 and 2012.

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

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. As previously noted in the Company’s 2012 Annual Report on Form 10-K, the Company has experienced an extended period of severe negative economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans, weak loan demand and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of smaller community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans. During this period of economic difficulty and low interest rates, the Company took various steps to address these issues. These steps included repositioning its securities portfolio, reducing higher cost term borrowings and, during the first half of 2012, executing significant loan sales for the purpose of reducing commercial real estate concentrations and overall levels of classified and nonperforming loans. These actions have resulted in significant margin compression, as a result of the impact of only partial redeployment of proceeds from loan sales completed in the first quarter of 2012 together with the continuation of historically low interest rate levels. As a result of these differentials in redeployment and average yields, together with the current historically low interest rate environment, the Company expects additional margin compression will result in the near term, particularly during the period of redeployment of the remaining proceeds from the loan sales. The Company is in the process of implementing new lending initiatives designed to address both near and long term redeployment of available liquidity and diversification of the balance sheet. These initiatives include asset purchases, loan participations with other institutions and the development of internal ability to originate, underwrite and service leasing and other non commercial real estate credits. Management believes that the results of these efforts will enable the Company, given the difficulties encountered during the recent financial crisis, to maximize its net interest income, address regulatory concerns, and effectively reposition its portfolios from both asset composition and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, decreased by $10.2 million or 31.9 percent to $21.7 million for the three month period ended March 31, 2013, compared to $31.8 million for the same period in the prior year. Net interest income was lower partially due to decreases in the tax equivalent basis net interest margin to 3.24 percent for the first quarter of 2013 compared to 4.84 percent for the same period in the prior year and generally lower interest rates. The decrease in net interest income was also partially due to the increase in adjusted average interest earning assets over average interest bearing liabilities of $117.6 million or 11.6 percent to $1,135.6 million, for the three month period ended March 31, 2013, compared to $1,018.0 million for the same period in the prior year. Net interest income in accordance with GAAP decreased by $10.1 million or 32.3 percent to $21.2 million for the three month period ended March 31, 2013, compared to $31.3 million for the same period in the prior year.

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

The Company’s short-term liquidity remains at elevated levels, resulting from continued deposit growth, soft loan demand and proceeds from loan sales which have not yet been redeployed. This excess liquidity contributed to margin compression. The Company has made efforts throughout the extended period of severe economic uncertainty and fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. The Company continues to increase the number of loans originated with interest rate floors and exercise caution in reinvestment of excess liquidity provided from continued strong deposit growth and proceeds from loan sales. These actions are being conducted partially to maintain flexibility in reaction to the continuation of historically low interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume decreases in loans, investments, and a lower average yield on interest earning assets, partially offset by a volume increase in interest bearing deposits and federal funds sold resulted in lower interest income for the three month period ended March 31, 2013, compared to the same period in the prior year. Adjusted average interest earning assets for the three month period ended March 31, 2013 increased $38.4 million or 1.5 percent to $2,670.7 million from $2,632.3 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans decreased $575.3 million or 28.8 percent to $1,422.1 million, for the three month period ended March 31, 2013, compared to $1,997.4 million for the same period in the prior year. The reduction in average loans resulted from only partial redeployment of proceeds from the previously reported loan sales completed at the end of the first quarter of 2012 and payoffs and pay downs in excess of production. The average yield on loans was 5.42 percent for the three month period ended March 31, 2013, compared to 5.79 percent for the same period in the prior year. This reduction resulted primarily from continued historically low interest rates and their effect on the yield of new and renewing loans. As a result, interest income on loans was lower for the three month period ended March 31, 2013, compared to the same period in the prior year, due to lower volume and lower average interest rates.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, decreased $26.0 million or 5.2 percent to $469.7 million for the three month period ended March 31, 2013, compared to $495.7 million for the same period in the prior year. The decrease in average total securities resulted primarily from a planned reduction in the portfolio conducted by the Company as part of its ongoing asset/liability management efforts. The average tax equivalent basis yield on securities was 2.88 percent for the three month period ended March 31, 2013, compared to 3.90 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three month period ended March 31, 2013, compared to the same period in the prior year, due to lower volume and lower interest rates. Increases or decreases in average FHLB stock result from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.6 million or 30.0 percent to $1.4 million for the three month period ended March 31, 2013, compared to $2.0 million for the same period in the prior year. Average interest bearing liabilities decreased $79.2 million or 4.9 percent to $1,535.1 million for the three month period ended March 31, 2013, compared to $1,614.3 million for the same period in the prior year. The decrease in average interest bearing liabilities for the three month period ended March 31, 2013, compared to the same period in the prior year, was due to volume decreases in interest bearing deposits and securities sold under repurchase agreements and other short-term borrowings and other borrowings. There were increases in average noninterest bearing demand deposits. The decrease in average short-term and other borrowings for the three month period ended March 31, 2013, compared to the same period in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 0.37 percent for the three month period ended March 31, 2013, compared to 0.49 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three month period ended March 31, 2013, compared to the same period in the prior year due to lower interest rates.

Average non interest bearing demand deposits increased $82.4 million or 8.9 percent to $1,004.3 million for the three month period ended March 31, 2013, compared to $921.9 million for the same period in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three month periods ended March 31, 2013 and 2012 is as follows:

	Three Months
	Ended
	March 31
	2013	2012
Average interest rate on:
Total average interest earning assets	3.46%	5.14%
Total average interest bearing liabilities	0.37%	0.49%
Total interest rate spread	3.09%	4.65%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $0.8 million for the three month period ended March 31, 2013, compared to $1.4 million for the same period in the prior year, reflecting improvements achieved in the resolutions of classified and nonperforming loans, partially offset by continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Allowance for Loan Losses” for further discussion.

Non Interest Income

The Company’s non interest income was $4.5 million for the three month period ended March 31, 2013. This represented a decrease of $15.9 million or 77.9 percent compared to $20.4 million for the same period in the prior year. This decrease was primarily due to the $15.9 million pretax gain on sales of loans completed in the first quarter of 2012. Investment management fees declined to $1.9 million for the three month period ended March 31, 2013, compared to $2.4 million for the same period in the prior year, on lower balances resulting from the departure to a competitor of a manager of ARS and continued volatility in equity markets.

Non Interest Expense

Non interest expense was $19.6 million for the three month period ended March 31, 2013. This represented a decrease of $1.3 million or 6.2 percent compared to $20.9 million for the same period in the prior year. Non interest expenses for the three month period ended March 31, 2013, compared to the same period in the prior year also reflected decreases in costs associated with problem loan resolution and decreases in occupancy expenses, partially offset by an increase in FDIC insurance premiums and increases related to the investment in technology and personnel to accommodate growth, expansion of services and products available to new and existing customers and expansion of the Company’s regulatory compliance capabilities. The decrease also resulted from a $1.3 million provision in the first quarter of 2012 for legal and settlement costs related to the previously reported investigations by the Securities and Exchange Commission (SEC) relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. The Company believes it has substantially provided for any penalties and related costs anticipated in the final resolution of this matter although, until final agreement is reached, the exact result cannot be determined.

Salaries and employee benefits expense, the largest component of non interest expense, increased $0.5 million or 4.6 percent to $11.3 million for the three month period ended March 31, 2013 compared to $10.8 million for the same period in the prior year. The increase in salaries and employee benefits expense was due to personnel hired to accommodate growth, expansion of services and products available to new and existing customers and the expansion of the Company’s regulatory compliance requirements.

Occupancy expense for the three month period ended March 31, 2013 decreased $0.1 million or 4.5 percent to $2.1 million compared to $2.2 million for the same period in the prior year. The slight decrease reflected lower maintenance costs during the current period.

Professional service fees for the three month period ended March 31, 2013 decreased $0.4 million or 21.0 percent to $1.5 million compared to $1.9 million for the same period in the prior year. The decrease was primarily due to costs related to the engagement of consultants to assist with new systems implementations in 2012 and legal costs related to the aforementioned SEC investigation of A.R. Schmeidler & Co., Inc.

Equipment expense for the three month period ended March 31, 2013 was unchanged at $1.1 million compared to the same period in the prior year.

Business development expense for the three month period ended March 31, 2013 was unchanged at $0.5 million compared to the same period in the prior year.

The FDIC assessment for the three month period ended March 31, 2013 increased $0.3 million or 50.0 percent to $0.9 million compared to $0.6 million for the same period in the prior year. The increase is reflective of changes in the Bank’s premium calculation base and assessment rate.

Significant changes in other components of non interest expense for the three month period ended March 31, 2013 compared to March 31, 2012, were due to the following:

•	Increase of $76,000 (40.9%) in stationary and printing costs, due to higher consumption levels,

•	Increase of $46,000 (28.0%) in courier expenses due to increased utilization in 2013,

•	Decrease of $41,000 (22.3%) in communication expense, due to outsourcing of several data processing functions,

•	Decrease of $198,000 (48.8%) in other loan expense, due to lower problem loans resolution expenses,

•	Decrease of $18,000 (19.1%) in dues and meeting expense, due to lower participation in such events,

•

Decrease of $1,399,000 (82.1%) in other expenses, resulting from the additional contingency provision of $1.3 million, recorded during the first quarter of 2012, related to the aforementioned SEC investigation of A.R. Schmeidler & Co., Inc.

Income Taxes

Income taxes of $1.7 million were recorded in the three month period ended March 31, 2013, compared to $11.4 million for the same period in the prior year. The overall effective tax rate of 32.1 percent for the three month period ended March 31, 2013 was lower compared to 38.8 percent for the same period in the prior year. The 2013 effective rate was lower primarily due to the fact that the tax effect of the $15.9 million gain on loan sales, recorded in 2012 resulted in tax-exempt income representing a higher percentage of pretax income in 2013 compared to 2012. The Company is subject to a Federal statutory tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9.0 percent.

Financial Condition

Assets

The Company had total assets of $2,828.8 million at March 31, 2013, a decrease of $62.4 million or 2.2 percent from $2,891.2 million at December 31, 2012.

Cash and Due from Banks

Cash and due from banks was $792.2 million at March 31, 2013, a decrease of $35.3 million or 4.3 percent from $827.5 million at December 31, 2012. Included in cash and due from banks is interest earning deposits of $765.8 million at March 31, 2013 and $769.7 million at December 31, 2012.

Federal Funds Sold

Federal funds sold totaled $28.4 million at March 31, 2013, an increase of $9.1 million or 47.2 percent from $19.3 million at December 31, 2012.

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

The available for sale portfolio totaled $474.2 million at March 31, 2013 which was an increase of $29.1 million or 6.5 percent from $445.1 million at December 31, 2012. The increase resulted from a $20.4 million increase in U.S. Treasury and agency securities, an $11.1 million increase in mortgage-backed securities, and a $0.1 million increase in other debt securities, partially offset by a $2.5 million decrease of obligations of state political subdivisions. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $10.4 million at March 31, 2013 and $10.5 million at December 31, 2012.

The held to maturity portfolio totaled $9.6 million at March 31, 2013, which was a decrease of $0.6 million or 5.9 percent from $10.2 million at December 31, 2012. The decrease was due to a decrease in mortgage-backed securities.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $4.8 million at both March 31, 2013 and December 31, 2012.

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

There were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at March 31, 2013 or December 31, 2012.

Loan Portfolio

Net loans totaled $1,386.7 million at March 31, 2013, a decrease of $54.1 million or 3.8 percent from $1,440.8 million at December 31, 2012. The overall decrease in loans included $19.0 million of paydowns and payoffs of problem credits resulting from the Company’s ongoing efforts to reduce the level of classified loans. The decrease also included $31.0 million of residential real estate loans paid off or refinanced with other institutions. The remaining net reduction reflected net runoff with which new originations of $28.9 million was unable to keep pace.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	March 31 2013	December 31 2012
Real Estate:
Commercial	$576,409	$550,786
Construction	70,212	74,727
Residential Multi-Family	195,016	196,199
Residential Other	294,798	325,774
Commercial & Industrial	249,794	288,809
Individuals & lease financing	28,739	33,488

Total loans	1,414,968	1,469,783
Deferred loan fees	(2,186)	(2,411)
Allowance for loan losses	(26,088)	(26,612)

Loans, net	$1,386,694	$1,440,760

The following table illustrates the trend in nonperforming assets from March 2012 to March 2013 (in thousands):

	Mar 31 2013	Dec 31 2012	Sep 30 2012	Jun 30 2012	Mar 31 2012
Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	—

Total Real Estate	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—
Lease Financing and Individuals	—	—	—	—	—

Total Loans Past Due 90 Days or More and Still Accruing	—	—	—	—	—

Non-Accrual Loans:
Real Estate:
Commercial	$18,209	$18,387	$18,180	$12,222	$11,372
Construction	2,826	4,720	2,201	2,659	4,317
Residential	9,114	9,682	9,557	11,888	4,440

Total Real Estate	30,149	32,789	29,938	26,769	20,129
Commercial & Industrial	1,991	2,019	12,367	12,535	7,730
Lease Financing and Other	—	—	—	—	—

Total Non-Accrual Loans	32,140	34,808	42,305	39,304	27,859

Other Real Estate Owned	—	250	250	250	1,174

Nonperforming Assets excluding loans held for sale	32,140	35,058	42,555	39,554	29,033
Nonperforming loans held for sale	—	—	—	—	—

Total Nonperforming Assets including loans held for sale	$32,140	$35,058	$42,555	$39,554	$29,033

Net charge-offs during quarter	$1,296	$3,026	$4,349	$5,018	$187

Nonperforming assets to total assets:
Excluding loans held for sale	1.14%	1.21%	1.45%	1.40%	1.03%
Including loans held for sale	1.14%	1.21%	1.45%	1.40%	1.03%

Non-accrual loans decreased $2.7 million to $32.1 million at March 31, 2013 from $34.8 million at December 31, 2012. There was no interest income on non-accrual loans included in net income for the three month period ended March 31, 2013 and the year ended December 31, 2012. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.5 million and $1.4 million for the three month period ended March 31, 2013 and the year ended December 31, 2012, respectively.

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

During the three month period ended March 31, 2013:

•

Non-accrual commercial real estate loans decreased $0.2 million resulting from principal payments of $1.1 million and the charge-off of one loan totaling $0.2 million, which was partially offset by the transfer of two loan totaling $1.1 million due to changes in collateral.

•

Non-accrual construction loans decreased $1.9 million, resulting from the transfer of one loan totaling $1.5 million due to changes in collateral and the partial charge-off of one loan totaling $0.4 million.

•

Non-accrual residential loans decreased $0.6 million resulting from principal payments of $0.7 million and the transfer of one loan totaling $0.2 million back to accrual, which was partially offset by the addition of two loans totaling $0.3 million.

•	Non-accrual commercial and industrial loans remained unchanged at $2.0 million.

There were no loans past due 90 days or more and still accruing at March 31, 2013 and December 31, 2012. In addition, the Company had $19.3 million and $12.6 million of loans that were 31-89 days delinquent and still accruing at March 31, 2013 and December 31, 2012, respectively.

Loans considered by the Company to be impaired totaled $56.7 million and $54.7 million at March 31, 2013 and December 31, 2012, respectively, for which no specific reserves had been established.

There were sixteen loans totaling $31.6 million at March 31, 2013 and twelve loans totaling $27.2 million at December 31, 2012 that were considered troubled debt restructurings. There were eleven loans totaling $24.6 million at March 31, 2013 and seven loans totaling $19.9 million at December 31, 2012 that were performing in accordance with their restructured terms. The remaining loans which totaled $7.0 million and $7.2 million at March 31, 2013 and December 31, 2012, respectively, were on non-accrual status. At March 31, 2013, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)			(000’s)
	Mar 31 2013	Change During 2013	Dec 31 2012	Mar 31 2012	Change During 2012	Dec 31 2011
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—
Construction	—	—	—	$2,241	$(133)	$2,374
Residential	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Lease Financing and other	—	—	—	—	—	—

Total Specific Component	—	—	—	2,241	(133)	2,374

Formula:
Real Estate:
Commercial	$11,270	$1,180	$10,090	13,049	273	12,776
Construction	4,559	610	3,949	4,327	231	4,096
Residential	6,420	(1,699)	8,119	8,786	693	8,093
Commercial and Industrial	3,424	(653)	4,077	2,761	111	2,650
Lease Financing and other	415	38	377	692	(4)	696

Total Formula Component	26,088	(524)	26,612	29,615	1,304	28,311

Total Allowance	$26,088		$26,612	$31,856		$30,685

Net Change		(524)			1,171
Net Charge-offs (1)		1,296			188

Provision for loan losses		$772			$1,359

Coverage Ratio (2)	81%		76%	114%		103%

Coverage Ratio excluding partial chargeoffs	86%		82%	113%		102%

(1)	Net charge-offs include partial charge-offs of $580 and $398 related nonperforming and impaired loans for the three month periods ended March 31, 2013 and 2012, respectively.
(2)	Coverage Ratio is the allowance for loan losses divided by total nonperforming loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the three months ended March 31, 2013, the Company recorded $1.7 million of charge-offs, of which $0.4 million were partial charge-offs related to non-accrual loans. At March 31, 2013 and December 31, 2012, the Company had no specific reserves allocated as partial charge-offs were recorded for all identified impairments. The Company’s analyses as of March 31, 2013 and December 31, 2012 indicated that impaired loans were principally real estate collateral dependent and that there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2013. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,464.2 million at March 31, 2013, a decrease of $55.8 million or 2.2 percent from $2,520.0 million at December 31, 2012. The decrease resulted primarily from seasonal decreases in certain deposit balances. The Company continued to emphasize its core deposit growth, while placing less emphasis on non core deposits including deposits which are obtained on a bid basis. The following table presents a summary of deposits at March 31, 2013 and December 31, 2012:

	(000’s)
	Mar 31 2013	Dec 31 2012	Increase (Decrease)
Demand deposits	$986,853	$1,035,847	$(48,994)
Money market accounts	862,871	843,224	19,647
Savings accounts	132,327	126,885	5,442
Time deposits of $100,000 or more	90,654	97,704	(7,050)
Time deposits of less than $100,000	34,296	34,603	(307)
Checking with interest	357,196	381,698	(24,502)

Total Deposits	$2,464,197	$2,519,961	$(55,764)

Borrowings

Total borrowings were $45.6 million at March 31, 2013, a decrease of $5.4 million or 10.6 percent from $51.0 million at December 31, 2012. The decrease resulted from a $5.4 million decrease in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $292.9 million at March 31, 2013, an increase of $1.9 million or 0.7 percent from $291.0 million at December 31, 2012. The increase in stockholders’ equity resulted from net income of $3.7 million, which was partially offset by a cash dividends paid on common stock of $1.2 million and a decrease in accumulated other comprehensive income of $0.6 million.

The Company’s and the Bank’s capital ratios at March 31, 2013 and December 31, 2012 were as follows:

	Mar 31 2013	Dec 31 2012	Minimum to be Considered Well Capitalized	Enhanced Capitalized Requirement
Leverage ratio:
Company	9.5%	9.3%	5.0%	N/A
HVB	9.3%	9.2%	5.0%	8.0%
Tier 1 capital:
Company	17.1%	16.5%	6.0%	N/A
HVB	16.8%	16.2%	6.0%	10.0%
Total capital:
Company	18.3%	17.7%	10.0%	N/A
HVB	18.0%	17.4%	10.0%	12.0%

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

The Company’s liquid assets at March 31, 2013 include cash and due from banks of $26.4 million, $765.8 million of interest earning deposits and Federal funds sold of $28.4 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $147.1 million at March 31, 2013. This represented 30.4 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $143.5 million, or 10.1 percent of loans at March 31, 2013, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of March 31, 2013, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at March 31, 2013. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at March 31, 2013. Utilization of these lines is subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at March 31, 2013.

As of March 31, 2013, the Company had qualifying loan and investment securities totaling approximately $448 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2013. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Hudson Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 include, but are not limited to, statements regarding:

•

our ability to comply with the formal agreement entered into with the OCC and any additional restrictions placed on us as a result of future regulatory exams or changes in regulatory policy implemented by the OCC or other bank regulators;

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

•	proposed legislative and regulatory action may adversely affect us and the financial services industry;

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	potential liabilities under federal and state environmental laws.

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

Quantitative and qualitative disclosures about market risk at December 31, 2012 were previously reported in the Company’s 2012 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2013 compared to December 31, 2012.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2013. The Company had no derivative financial instruments in place at March 31, 2013 and December 31, 2012.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2013 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at March 31, 2013, shows a positive cumulative static gap of $540.4 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2013.

Gradual Change in Interest Rates	Percentage Change Percentage Change in Estimated Net Interest Income from March 31, 2013	Policy Limit
+200 basis points	6.8%	(5.0)%
-100 basis points	(2.6)%	(5.0)%

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

Hudson Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), with the assistance of other members of the Company’s management, have evaluated the effectiveness of Hudson Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s CEO and CFO have concluded that Hudson Valley’s disclosure controls and procedures are effective.

The Company’s CEO and CFO have also concluded that there have not been any changes in Hudson Valley’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Hudson Valley’s internal control over financial reporting.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Hudson Valley have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2012 Annual Report on Form 10-K under “Risk Factors”.

There has been no material changes in such risk factors since the date of such report.

Item 6.	Exhibits

(A) Exhibits

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (1)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp. (2)

10.16	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of Restricted Stock Award Agreement (4)

13.16	Hudson Valley Bank 2011 Senior Officer Incentive Program (3)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

(1)	Incorporated herein by reference in this document to the Form 10-Q filed on October 20, 2009.
(2)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010.
(3)	Incorporated herein by reference in this document to the Form 10-Q filed on November 9, 2012.
(4)	Filed herewith.
(5)

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

May 10, 2013