Form 10-Q
period 2013-06-30
HUDSON VALLEY HOLDING CORP
filed 2013-08-09
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common stock, par value $0.20 per share	19,905,645

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share data

	Three Months Ended June 30
	2013	2012
Interest Income:
Loans, including fees	$18,826	$22,663
Securities:
Taxable	2,390	3,140
Exempt from Federal income taxes	780	1,010
Federal funds sold	11	9
Deposits in banks	540	298

Total interest income	22,547	27,120

Interest Expense:
Deposits	1,292	1,414
Securities sold under repurchase agreements and other short-term borrowings	7	16
Other borrowings	180	182

Total interest expense	1,479	1,612

Net Interest Income	21,068	25,508
Provision for loan losses	289	1,894

Net interest income after provision for loan losses	20,779	23,614

Non Interest Income:
Service charges	1,394	1,529
Investment advisory fees	1,959	2,512
Other-than-temporary impairment loss:
Total impairment loss	—	(50)
Loss recognized in comprehensive income	—	—

Net impairment loss recognized in earnings	—	(50)
Losses on sales and revaluations of loans and other real estate owned, net	—	(15)
Other income	528	813

Total non interest income	3,881	4,789

Non Interest Expense:
Salaries and employee benefits	11,120	11,360
Occupancy	2,101	2,210
Professional services	1,731	2,040
Equipment	1,001	1,161
Business development	591	837
FDIC assessment	949	726
Other operating expenses	2,325	2,700

Total non interest expense	19,818	21,034

Income Before Income Taxes	4,842	7,369
Income Taxes	1,355	2,408

Net Income	$3,487	$4,961

Basic Earnings Per Common Share	$0.18	$0.25
Diluted Earnings Per Common Share	$0.18	$0.25

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share data

	Six Months Ended June 30
	2013	2012
Interest Income:
Loans, including fees	$38,085	$51,578
Securities:
Taxable	4,585	6,453
Exempt from Federal income taxes	1,548	1,996
Federal funds sold	22	17
Deposits in banks	988	354

Total interest income	45,228	60,398

Interest Expense:
Deposits	2,539	3,164
Securities sold under repurchase agreements and other short-term borrowings	16	67
Other borrowings	359	363

Total interest expense	2,914	3,594

Net Interest Income	42,314	56,804
Provision for loan losses	1,061	3,253

Net interest income after provision for loan losses	41,253	53,551

Non Interest Income:
Service charges	3,133	3,396
Investment advisory fees	3,892	4,910
Other-than-temporary impairment loss:
Total impairment loss	—	(528)
Loss recognized in comprehensive income	—	—

Net impairment loss recognized in earnings	—	(528)
Gains on sales and revaluation of loans held for sale and other real estate owned, net	17	15,920
Other income	1,356	1,445

Total non interest income	8,398	25,143

Non Interest Expense:
Salaries and employee benefits	22,402	22,178
Occupancy	4,210	4,442
Professional services	3,236	3,907
Equipment	2,057	2,229
Business development	1,043	1,354
FDIC assessment	1,893	1,354
Other operating expenses	4,588	6,446

Total non interest expense	39,429	41,910

Income Before Income Taxes	10,222	36,784
Income Taxes	3,084	13,810

Net Income	$7,138	$22,974

Basic Earnings Per Common Share	$0.36	$1.17
Diluted Earnings Per Common Share	$0.36	$1.17

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net Income	$3,487	$4,961	$7,138	$22,974

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	354	395	550	(105)
Losses recognized in earnings	—	50	—	528

Gains recognized in comprehensive income	354	445	550	423
Income tax effect	(146)	(182)	(226)	(173)

Unrealized holding gains on other-than-temporarily impaired securities available for sale, net of tax	208	263	324	250

Securities available for sale not other-than-temporarily impaired:
Losses arising during the period	(10,733)	(184)	(12,276)	(2,565)
Income tax effect	4,135	73	4,729	864

	(6,598)	(111)	(7,547)	(1,701)

Gains recognized in earnings	—	—	—	—
Income tax effect	—	—	—	—

	—	—	—	—

Unrealized holding losses on securities available for sale not other-than-temporarily-impaired, net of tax	(6,598)	(111)	(7,547)	(1,701)

Unrealized holding loss on securities, net	(6,390)	152	(7,223)	(1,451)

Accrued benefit liability adjustment:
Net gain during the period	—	34	—	68
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net period pension cost	155	110	310	220
Tax effect	(62)	(57)	(124)	(115)

Net of tax	93	87	186	173

Other comprehensive (loss) gain	(6,297)	239	(7,037)	(1,278)

Comprehensive (Loss) Income	$(2,810)	$5,200	$101	$21,696

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share and per share data

	Jun 30 2013	Dec 31 2012
ASSETS
Cash and non interest earning due from banks	$61,892	$57,836
Interest earning deposits in banks	773,754	769,687

Total cash and cash equivalents	835,646	827,523
Federal funds sold	24,360	19,251
Securities available for sale, at estimated fair value (amortized cost of $534,263 in 2013 and $444,243 in 2012)	523,364	445,070
Securities held to maturity, at amortized cost (estimated fair value of $7,755 in 2013 and $10,825 in 2012)	7,340	10,225
Federal Home Loan Bank of New York (FHLB) stock	3,479	4,826
Loans (net of allowance for loan losses of $25,926 in 2013 and $26,612 in 2012)	1,454,191	1,440,760
Loans held for sale	—	2,317
Accrued interest and other receivables	16,580	24,826
Premises and equipment, net	21,171	23,996
Other real estate owned	—	250
Deferred income tax, net	23,603	19,263
Bank owned life insurance	40,417	39,257
Goodwill	23,842	23,842
Other intangible assets	808	903
Other assets	7,174	8,937

TOTAL ASSETS	$2,981,975	$2,891,246

LIABILITIES
Deposits:
Non interest bearing	$1,003,682	$1,035,847
Interest bearing	1,621,433	1,484,114

Total deposits	2,625,115	2,519,961
Securities sold under repurchase agreements and other short-term borrowings	23,902	34,624
Other borrowings	16,409	16,428
Accrued interest and other liabilities	27,083	29,262

TOTAL LIABILITIES	2,692,509	2,600,275

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2013 and 2012, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,898,145 and 19,761,426 shares in 2013 and 2012, respectively	4,240	4,212
Additional paid-in capital	349,388	348,643
Retained earnings (deficit)	1,288	(3,471)
Accumulated other comprehensive loss	(7,886)	(849)
Treasury stock, at cost; 1,299,414 shares in 2013 and 2012	(57,564)	(57,564)

TOTAL STOCKHOLDERS’ EQUITY	289,466	290,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,981,975	$2,891,246

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2013 and 2012

Dollars in thousands, except share and per share data

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	19,516,490	$4,163	$(57,564)	$347,764	$(18,527)	$1,726	$277,562
Net income					22,974		22,974
Other comprehensive loss						(1,278)	(1,278)
Vesting and exercise of stock options, net of tax	14,207	2		242			244
Restricted stock awards and related expense	103,280	21		108			129
Cash dividends ($0.36 per share)					(7,032)		(7,032)

Balance at June 30, 2012	19,633,977	$4,186	$(57,564)	$348,114	$(2,585)	$448	$292,599

Balance at January 1, 2013	19,761,426	$4,212	$(57,564)	$348,643	$(3,471)	$(849)	$290,971
Net income					7,138		7,138
Other comprehensive loss						(7,037)	(7,037)
Common stock issued for dividend reinvestment	1,082			18			18
Vesting and exercise of stock options, net of tax	12,817	3		219			222
Restricted stock awards and related expense	122,820	25		508			533
Cash dividends ($0.12 per share)					(2,379)		(2,379)

Balance at June 30, 2013	19,898,145	$4,240	$(57,564)	$349,388	$1,288	$(7,886)	$289,466

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	Six Months Ended June 30
	2013	2012
Operating Activities:
Net Income	$7,138	$22,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,061	3,253
Depreciation and amortization	1,814	1,924
Recognized impairment charge on securities available for sale	—	528
Amortization of premiums on securities, net	879	1,033
Realized (loss) gain on sale and revaluation of OREO	(17)	15
Increase in cash value of bank owned life insurance	(951)	(686)
Amortization of other intangible assets	95	374
Share-based payment expense	533	25
Realized gain on sale of loans held-for-sale	—	(15,935)
Deferred taxes	40	1,017
Decrease in deferred loan fees, net	(2,153)	(841)
Decrease in accrued interest and other receivables	8,246	5,045
Decrease in other assets	4,080	2,578
Excess tax benefits from share-based payment arrangements	(9)	—
Decrease in accrued interest and other liabilities	(4,186)	(170)

Net cash provided by Operating Activities	16,570	21,134

Investing Activities:
Net increase in short term investments	(5,109)	(5,825)
Decrease (increase) in FHLB stock	1,347	(996)
Proceeds from maturities of securities available for sale	119,469	128,835
Proceeds from maturities of securities held to maturity	2,893	1,448
Purchases of securities available for sale	(210,376)	(80,346)
Proceeds from sales and payments of loans held for sale	—	487,241
Net (increase) decrease in loans	(10,022)	15,282
Proceeds from sales of OREO	267	909
Premiums paid on bank owned life insurance	(209)	(209)
Net sales (purchases) of premises and equipment	1,011	(1,118)

Net cash (used in) provided by Investing Activities	(100,729)	545,221

Financing Activities:
Proceeds from issuance of common stock	240	219
Excess tax benefits from share-based payment arrangements	9	—
Net decrease in deposits	105,154	14,566
Cash dividends paid	(2,379)	(7,032)
Repayment of other borrowings	(20)	(19)
Net decrease in securities sold under repurchase agreements and short-term borrowings	(10,722)	(10,883)

Net cash provided by (used in) Financing Activities	92,282	(3,149)

Increase in Cash and Cash Equivalents	8,123	563,206

Cash and Cash Equivalents, beginning of period	827,523	78,104

Cash and Cash Equivalents, end of period	$835,646	$641,310

Supplemental disclosures:
Interest paid	$2,834	$4,449
Income tax payments	5,095	19
Transfers from loans held for sale back to loan portfolio	2,317	121

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

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 4 in Bronx County, New York, 2 in Rockland County, New York, and 1 in Kings County, New York. On January 31, 2013, the Company announced its intention to consolidate or divest all of its Connecticut branch locations by the middle of 2013, as these branch offices did not meet the Company’s expectations for growth or profitability. The Company also announced that it would be closing one branch in Manhattan and one branch in Westchester by the middle of 2013. As of July 19, 2013, the Company completed the consolidation of the six branches in Connecticut and the two branches in New York.

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

The accounting and reporting policies followed in the presentation of the unaudited condensed consolidated financial statements are consistent with those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. Management has evaluated all significant events and transactions that occurred after June 30, 2013, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

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

3. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Available for Sale
U.S. Treasury and government agencies	$90,050	$8	$893	$89,165
Mortgage-backed securities—residential	343,615	2,419	7,884	338,150
Obligations of states and political subdivisions	79,458	1,953	129	81,282
Other debt securities	11,149	1	7,028	4,122

Total debt securities	524,272	4,381	15,934	512,719
Mutual funds and other equity securities	9,991	936	282	10,645

Total	$534,263	$5,317	$16,216	$523,364

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Held to Maturity
Mortgage-backed securities—residential	$3,870	$307	—	$4,177
Obligations of states and political subdivisions	3,470	108	—	3,578

Total	$7,340	$415	—	$7,755

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Available for Sale
U.S. Treasury and government agencies	$53,197	$36	$10	$53,223
Mortgage-backed securities—residential	290,063	5,337	312	295,088
Obligations of states and political subdivisions	79,638	2,974	10	82,602
Other debt securities	11,319	1	7,572	3,748

Total debt securities	434,217	8,348	7,904	434,661
Mutual funds and other equity securities	10,026	507	124	10,409

Total	$444,243	$8,855	$8,028	$445,070

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Held to Maturity
Mortgage-backed securities—residential	$5,083	$415	—	$5,498
Obligations of states and political subdivisions	5,142	185	—	5,327

Total	$10,225	$600	—	$10,825

Included in other debt securities are investments in five pooled trust preferred securities with an aggregate amortized cost and estimated fair value of $10,356 and $3,335, respectively, at June 30, 2013, and $10,521 and $2,950, respectively, at December 31, 2012. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the continued weakness in the economy and elevated investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by both Moody’s Investor Services and Fitch Ratings, Ltd at June 30, 2013 with ratings ranging from Caa2 to C. All of the Company’s pooled trust preferred securities are mezzanine class issues, four of which are subordinate to certain other classes of securities within their pools. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

Significant specific inputs to the cash flow models used in determining credit related OTTI losses on pooled trust preferred securities as of June 30, 2013 included the following:

	PreTSL IV	PreTSL VII	PreTSL VIII	PreTSL VIII	PreTSL X	PreTSL XI
Class	Mezz	B	B-1	B-2	B-2	B-2
Discount rate index	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR
Discount rate spread	2.25%	1.80%	1.90%	1.90%	1.70%	1.60%
Projected specific defaults and deferrals as % of original collateral	57%	53%	54%	54%	36%	33%
Projected severity of loss as % of specific defaults/deferrals	84%	94%	92%	92%	88%	79%
Projected additional defaults/deferrals as % of performing collateral:
Year 1	1.00%	1.00%	1.00%	1.00%	1.00%	1.00%
Thereafter	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Severity of loss	85%	85%	85%	85%	85%	85%

Additional information related to the Company’s pooled trust preferred securities as of June 30, 2013 is presented below:
	PreTSL IV	PreTSL VII	PreTSL VIII	PreTSL VIII	PreTSL X	PreTSL XI
Class	Mezz	B	B-1	B-2	B-2	B-2
Seniority	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine
Amortized cost	$61	$866	$746	$1,119	$5,521	$2,043
Fair value	15	579	201	301	1,829	410
Unrealized loss	(46)	(287)	(545)	(818)	(3,692)	(1,633)
OTTI recognized in earnings—six months ended June 30, 2013	—	—	—	—	—	—
OTTI recognized in earnings—life to date	—	(1,122)	(1,418)	(2,127)	(4,863)	(472)
Moody’s / Fitch	Caa2/CCC	Ca/C	C/C	C/C	Ca/C	Ca/C
Number of institutions currently performing	4	9	15	15	33	42
Actual defaults/deferrals as % of original collateral	18%	46%	54%	54%	34%	29%
Excess subordination as % of performing collateral (1)	28%	(69)%	(94)%	(94)%	(30)%	(24)%

(1)	The excess subordination as % of performing collateral is calculated by taking total performing collateral and dividing it by the sum of all class balances with seniority senior to and equal to the class for which the measurement is applicable. A negative percentage is indicative of a cash flow shortfall which could result in credit component OTTI. The severity of a current negative excess subordination is not necessarily indicative of the severity of the credit component OTTI as actual cash flow results realized with respect to future defaults and deferrals, default and deferral timing, loss severities, recovery timing, redirections of payments in other classes and other factors could act to increase or decrease an indicated deficiency at a future date.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	Jun 30	Jun 30
	2013	2012
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$10,002	$9,478
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	528
Credit related impairment dispositions	—	—
Credit related impairment not previously recognized	—	—

Balance at end of period:	$10,002	$10,006

There were no OTTI losses recognized for the six month period ended June 30, 2013. During the six month period ended June 30, 2012, pretax OTTI losses of $4, $53, $2, $468 and $1 were recognized on five pooled trust preferred securities which prior to the 2012 charges had book values of $2,088, $5,696, $919, $2,228 and $662, respectively. These OTTI losses resulted from adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

At June 30, 2013 and December 31, 2012, securities having a stated value of approximately $238,506 and $195,142, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	$76,649	$893	—	—	$76,649	$893
Mortgage-backed securities—residential	267,718	7,884	—	—	267,718	7,884
Obligations of states and political subdivisions	7,348	129	—	—	7,348	129
Other debt securities	515	7	$3,335	$7,021	3,850	7,028

Total debt securities	352,230	8,913	3,335	7,021	355,565	15,934
Mutual funds and other equity securities	8,828	172	95	110	8,923	282

Total temporarily impaired securities	$361,058	$9,085	$3,430	$7,131	$364,488	$16,216

There were no securities classified as held to maturity in an unrealized loss position at June 30, 2013.

December 31, 2012

	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	$8,048	$10	—	—	$8,048	$10
Mortgage-backed securities—residential	47,211	312	—	—	47,211	312
Obligations of states and political subdivisions	2,963	10	—	—	2,963	10
Other debt securities	367	1	$2,950	$7,571	3,317	7,572

Total debt securities	58,589	333	2,950	7,571	61,539	7,904
Mutual funds and other equity securities	12	1	96	123	108	124

Total temporarily impaired securities	$58,601	$334	$3,046	$7,694	$61,647	$8,028

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2012.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 222 and 88, respectively, at June 30, 2013 and December 31, 2012. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at June 30, 2013.

The contractual maturity of all debt securities held at June 30, 2013 is shown below (in thousands). Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Within 1 year	$14,960	$15,100	—	—
After 1 year but within 5 years	125,049	125,686	$3,470	$3,578
After 5 year but within 10 years	30,287	30,442	—	—
After 10 years	10,361	3,341	—	—
Mortgage-backed securities—residential	343,615	338,150	3,870	4,177

Total	$524,272	$512,719	$7,340	$7,755

4. Loans

The loan portfolio, excluding loans held for sale, is comprised of the following (in thousands):

	June 30	December 31
	2013	2012
Real Estate:
Commercial	$594,301	$550,786
Construction	72,337	74,727
Residential Multi-Family	196,438	196,199
Residential Other	328,922	325,774
Commercial & Industrial	261,469	288,809
Individuals & lease financing	26,906	33,488

Total loans	1,480,373	1,469,783
Deferred loan fees	(256)	(2,411)
Allowance for loan losses	(25,926)	(26,612)

Loans, net	$1,454,191	$1,440,760

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

The following table presents the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$26,088	$11,270	$4,559	$6,420	$3,424	$415

Charge-offs	(1,717)	—	(192)	(1,022)	(256)	(247)
Recoveries	1,266	56	—	1,104	76	30

Net Charge-offs	(451)	56	(192)	82	(180)	(217)
Provision for loan losses	289	18	(255)	(56)	394	188

Net change during the period	(162)	74	(447)	26	214	(29)

Balance at end of period	$25,926	$11,344	$4,112	$6,446	$3,638	$386

	Six months ended June 30, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Charge-offs	(3,442)	(368)	(582)	(1,570)	(675)	(247)
Recoveries	1,695	57	3	1,353	249	33

Net Charge-offs	(1,747)	(311)	(579)	(217)	(426)	(214)
Provision for loan losses	1,061	1,565	742	(1,456)	(13)	223

Net change during the period	(686)	1,254	163	(1,673)	(439)	9

Balance at end of period	$25,926	$11,344	$4,112	$6,446	$3,638	$386

	Three months ended June 30, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$31,856	$13,049	$6,568	$8,786	$2,761	$692

Charge-offs	(5,784)	—	(1,580)	(1,270)	(2,372)	(562)
Recoveries	767	—	—	(208)	476	499

Net Charge-offs	(5,017)	—	(1,580)	(1,478)	(1,896)	(63)
Provision for loan losses	1,894	(1,457)	(492)	1,481	2,555	(193)

Net change during the period	(3,123)	(1,457)	(2,072)	3	659	(256)

Balance at end of period	$28,733	$11,592	$4,496	$8,789	$3,420	$436

	Six months ended June 30, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Charge-offs	(6,909)	(398)	(1,580)	(1,828)	(2,497)	(606)
Recoveries	1,704	298	1	326	565	514

Net Charge-offs	(5,205)	(100)	(1,579)	(1,502)	(1,932)	(92)
Provision for loan losses	3,253	(1,084)	(395)	2,198	2,702	(168)

Net change during the period	(1,952)	(1,184)	(1,974)	696	770	(260)

Balance at end of period	$28,733	$11,592	$4,496	$8,789	$3,420	$436

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$25,926	$11,344	$4,112	$6,446	$3,638	$386
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$25,926	$11,344	$4,112	$6,446	$3,638	$386

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,425,986	$571,307	$69,702	$508,289	$249,782	$26,906
Individually evaluated for impairment	54,387	22,994	2,635	17,071	11,687	—

Total ending balance of loans	$1,480,373	$594,301	$72,337	$525,360	$261,469	$26,906

	December 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$26,612	$10,090	$3,949	$8,119	$4,077	$377
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,415,035	$525,579	$70,007	$509,297	$276,664	$33,488
Individually evaluated for impairment	54,748	25,207	4,720	12,676	12,145	—

Total ending balance of loans	$1,469,783	$550,786	$74,727	$521,973	$288,809	$33,488

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing
Loans:
Commercial Real Estate:
Owner occupied	$13,493	—	$15,670	—
Non owner occupied	2,779	—	2,717	—
Construction:
Commercial	974	—	2,478	—
Residential	1,661	—	2,242	—
Residential:
Multifamily	327	—	—	—
1-4 family	8,324	—	8,470	—
Home equity	463	—	1,212	—
Commercial & Industrial	2,246	—	2,019	—
Other:
Lease financing and other	—	—	—	—
Overdrafts	—	—	—	—

Total	$30,267	—	$34,808	—

The following table presents the aging of loans (including past due and non-accrual loans) as of June 30, 2013 and December 31, 2012 by class of loans (in thousands):

	June 30, 2013
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$186,198	—	$465	$7,169	$7,634	$178,564
Non owner occupied	408,103	$1,433	—	2,778	4,211	403,892
Construction:
Commercial	37,014	435	—	974	1,409	35,605
Residential	35,323	—	—	1,661	1,661	33,662
Residential:
Multifamily	196,438	140	—	327	467	195,971
1-4 family	221,950	1,562	137	8,324	10,023	211,927
Home equity	106,972	2,055	650	462	3,167	103,805
Commercial & Industrial	261,469	2,069	779	1,197	4,045	257,424
Other:
Lease financing and other	26,016	23	53	—	76	25,940
Overdrafts	890	—	—	—	—	890

Total	$1,480,373	$7,717	$2,084	$22,892	$32,693	$1,447,680

	December 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Loans:
Commercial Real Estate:
Owner occupied	$181,541	$472	—	$9,464	$9,936	$171,605
Non owner occupied	369,245	802	—	2,717	3,519	365,726
Construction:
Commercial	40,708	1,421	—	—	1,421	39,287
Residential	34,019	455	—	2,242	2,697	31,322
Residential:
Multifamily	196,199	—	—	—	—	196,199
1-4 family	215,771	4,506	$91	8,470	13,067	202,704
Home equity	110,003	3,411	321	1,212	4,944	105,059
Commercial & Industrial	288,809	1,938	170	1,479	3,587	285,222
Other:
Lease financing and other	32,104	431	1	—	432	31,672
Overdrafts	1,384	—	—	—	—	1,384

Total	$1,469,783	$13,436	$583	$25,584	$39,603	$1,430,180

Impaired loans and the recorded investment in impaired loans as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial Real Estate:
Owner occupied	$24,019	$19,806	—	$26,235	$22,022	—
Non owner occupied	4,227	3,188	—	4,292	3,185	—
Construction:
Commercial	1,231	974	—	2,735	2,478	—
Residential	3,242	1,661	—	3,242	2,242	—
Residential:
Multifamily	3,283	3,283	—	2,994	2,994	—
1-4 family	14,772	13,326	—	9,726	8,470	—
Home equity	980	462	—	2,220	1,212	—
Commercial & Industrial	12,790	11,687	—	13,218	12,145	—

Total loans	$64,544	$54,387	—	$64,662	$54,748	—

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan. At June 30, 2013 and December 31, 2012, the Company had no specific reserves allocated as partial charge-offs were recorded for all identified impairments. Impaired loans as of June 30, 2013 and December 31, 2012 included $37,009 and $27,183, respectively, of loans considered to be troubled debt restructurings (“TDRs”). There were seven additional loan modifications classified as TDRs during the six months ended June 30, 2013. The Company is not committed to extending any additional credit to borrowers whose loans are classified as TDRs. As of June 30, 2013, eleven TDRs with carrying amounts of $24,120 were on accrual status and performing in accordance with their modified terms. All other TDRs as of June 30, 2013 were on nonaccrual status. For the six months ended June 30, 2013 and 2012, there were no TDRs in which there were payment defaults within twelve months following the modification. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Loans:
Commercial Real Estate:
Owner occupied	$20,782	$4	$23,775	$152	$21,336	$7	$22,238	$266
Non owner occupied	3,189	76	12,848	85	3,188	147	10,927	149
Construction:
Commercial	975	—	2,448	—	1,351	—	3,669	—
Residential	1,757	61	1,828	—	1,902	72	914	—
Residential:
Multifamily	3,292	40	1,331	—	3,220	79	1,002	—
1-4 family	13,338	—	5,651	12	12,124	—	3,778	21
Home equity	462	—	1,626	—	650	—	1,701	—
Commercial & Industrial	11,759	109	10,005	—	11,874	222	8,886	—
Lease Financing & Other	—	—	128	—	—	—	64	—

Total	$55,554	$290	$59,640	$249	$55,645	$527	$53,179	$436

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $323 and $641 for the three and six month periods ended June 30, 2013, respectively, and $565 and $868 for the three and six month periods ended June 30, 2012, respectively. There was no interest income recorded on non accrual loans during the six month periods ended June 30, 2013 and 2012.

During the six months ended June 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans:
Commercial Real Estate:
Owner occupied	—	—	—	—	—	—
Non owner occupied	1	$5,546	$5,546	1	$5,546	$5,546
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	—	—	—
1-4 family	—	—	—	4	5,202	5,026
Home equity	—	—	—	—	—	—
Commercial & Industrial	2	569	538	2	569	538
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—

Total	3	$6,115	$6,084	7	$11,317	$11,110

The TDRs above resulted in charge-offs of $31 and $221 during the three and six month periods ended June 30, 2013.

	Three Months Ended June 30,2012			Six Months Ended June 30,2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans:
Commercial Real Estate:
Owner occupied	—	—	—	—	—	—
Non owner occupied	—	—	—	—	—	—
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	1	1,579	1,579	1	1,579	1,579
1-4 family	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial & Industrial	1	10,500	10,500	1	10,500	10,500
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—

Total	2	$12,079	$12,079	2	$12,079	$12,079

The TDRs above resulted in charge-offs of $0 during both the three and six month periods ended June 30, 2012.

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

The following table presents the risk category by class of loans as of June 30, 2013 and December 31, 2012 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed (in thousands):

	June 30, 2013
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$186,198	$144,662	$6,214	$35,322	—
Non owner occupied	408,103	386,130	13,850	8,123	—
Construction:
Commercial	37,014	32,189	—	4,825	—
Residential	35,323	29,895	3,421	2,007	—
Residential:
Multifamily	196,438	191,226	929	4,283	—
1-4 family	65,420	45,776	1,463	18,181	—
Home equity	1,312	201	—	1,111	—
Commercial & Industrial	261,469	255,087	1,858	4,524	—
Lease Financing & Other	24,952	24,605	—	347	—

Total loans	$1,216,229	$1,109,771	$27,735	$78,723	—

	December 31, 2012
	Total	Pass	Special Mention	Substandard	Doubtful
Commercial Real Estate:
Owner occupied	$181,541	$132,181	$6,447	$42,913	—
Non owner occupied	369,245	356,960	4,438	7,847	—
Construction:
Commercial	40,708	29,303	5,349	6,056	—
Residential	34,019	28,936	891	4,192	—
Residential:
Multifamily	196,199	193,083	—	3,116	—
1-4 family	89,246	58,480	20,439	10,327	—
Home equity	1,212	—	—	1,212	—
Commercial & Industrial	288,809	270,362	3,368	15,079	—
Lease Financing & Other	31,015	29,842	846	327	—

Total loans	$1,231,994	$1,099,147	$41,778	$91,069	—

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents the delinquency categories by class of loans as of June 30, 2013 and December 31, 2012 for loans evaluated for risk in groups of homogeneous loans (in thousands):

	June 30, 2013
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$156,529	$973	$15	—	$988	$155,541
Home equity	105,661	2,055	—	—	2,055	103,606
Other:
Other loans	1,064	23	3	—	26	1,038
Overdrafts	890	—	—	—	—	890

Total loans	$264,144	$3,051	$18	—	$3,069	$261,075

	December 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
Residential:
1-4 family	$126,525	—	$91	—	$91	$126,434
Home equity	108,791	$3,411	321	—	3,732	105,059
Other:
Other loans	1,089	30	1	—	31	1,058
Overdrafts	1,384	—	—	—	—	1,384

Total loans	$237,789	$3,441	$413	—	$3,854	$233,935

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

The following table presents the calculation of earnings per share for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(000’s except share data)
Net income	$3,487	$4,961	$7,138	$22,974
Less: Dividends paid on and earnings allocated to participating securities	53	42	96	50

Income attributable to common stock	$3,434	$4,919	$7,042	$22,924

Weighted average common shares outstanding, including participating securities	19,885,481	19,633,732	19,848,369	19,586,033
Less: Weighted average participating securities	302,722	95,616	275,394	52,564

Weighted average common shares outstanding	19,582,759	19,538,116	19,572,975	19,533,469

Basic earnings per common share	$0.18	$0.25	$0.36	$1.17

Income attributable to common stock	$3,434	$4,919	$7,042	$22,924

Weighted average common shares outstanding	19,582,759	19,538,116	19,572,975	19,533,469
Weighted average common equivalent shares outstanding	—	2,948	—	11,355

Weighted average common and equivalent shares outstanding	19,582,759	19,541,064	19,572,975	19,544,824

Diluted earnings per common share	$0.18	$0.25	$0.36	$1.17

Dividends per common share	$0.06	$0.18	$0.12	$0.36

There were 344,125 and 475,904 options outstanding at June 30, 2013, and 2012, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

6. Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$131	$111	$262	$221
Interest cost	154	156	304	309
Amortization of prior service cost	(54)	(58)	(108)	(116)
Amortization of net loss	209	167	418	335

Net periodic pension cost	$440	$376	$877	$749

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2012 Annual Report on Form 10-K that it expected to contribute $923 to the unfunded defined benefit plans during 2013. For the three and six month periods ended June 30, 2013, the Company contributed $225 and $449 to these plans, respectively.

7. Stock-Based Compensation

In accordance with the provisions of the Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, the Company may grant eligible employees, including directors, consultants and advisors, incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other types of awards. The 2010 Plan provides for the issuance of up to 1,331,000 shares of the Company’s common stock. Prior to the 2010 Plan, the Company had stock option plans that provided for the granting of options to directors, officers, eligible employees, and certain advisors at an exercise price not less than the market value of the stock on the date of grant subject to various eligibility and vesting requirements. There will be no further grants under any plans adopted prior to the 2010 plan.

Compensation costs relating to stock-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Stock-based payments are expensed over their respective vesting periods.

The following table summarizes stock-based compensation activity for the six month period ended June 30, 2013:

Prior Option Plans (1):	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value (2) ($000’s)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	428,111	$20.21
Granted	—	—
Exercised	(12,817)	16.97
Cancelled or Expired	(71,169)	16.89

Outstanding at June 30, 2013	344,125	21.02	—	1.8

Exercisable at June 30, 2013	344,125	21.02	—	1.8

Nonvested at June 30, 2013	—	—

2010 Omnibus Incentive Plan (1):
Nonvested at December 31, 2012	202,005	$16.25
Granted at fair value	140,853	15.79
Restriction released	(35,791)	16.33
Cancelled	(3,293)	17.22

Nonvested at June 30, 2013	303,774	16.02

Available for grant at December 31, 2012	1,121,322
Restricted stock awards	(140,853)	$15.79
Unissued or cancelled	3,293	17.22

Available for future grant	983,762

(1)	2010 Omnibus Incentive Plan includes restricted stock awards while prior option plans do not.
(2)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the six month period ended June 30, 2013 or the year ended December 31, 2012.

There was no net compensation expense related to stock options included in net income for the six month period ended June 30, 2013. Net compensation expense of $25 related to the Company’s stock options was included in net income for the six month period ended June 30, 2012. The tax effect related thereto was ($2). There was no remaining unrecognized compensation expense related to stock options at June 30, 2013.

Compensation expense of $556 and $219 related to the Company’s restricted stock awards was included in net income for the six month periods ended June 30, 2013 and 2012, respectively. The tax effect related thereto was $229 and $90, respectively. Unrecognized compensation expense related to restricted stock awards totaled $3,840 at June 30, 2013. This expense is expected to be recognized over a remaining weighted average period of 2.7 years.

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

Investment Securities — The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges, if available (Level 1), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input. The Company’s available for sale securities at June 30, 2013 and December 31, 2012 include several pooled trust preferred instruments. The downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these instruments. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments. The fair values of Level 3 investment securities are determined by the Company’s Controller and Investment Officer who report to the Chief Financial Officer. See Note 3 “Securities” for further discussion of pooled trust preferred securities.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 (dollars in thousands):

Asset	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans—commercial real estate	$5,571	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-62% (8%)

			Capitalization rate	8%

Impaired loans—construction	$2,635	Sales comparison approach	Discounts to appraisals for market conditions	0%-21% (6%)

Impaired loans—residential real estate	$7,764	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-47% (4%)

Impaired loans—commercial and industrial	$1,709	Sales comparison approach—secondary collateral	Discounts to appraisals for market conditions	7% (7%)

Asset	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans—commercial real estate	$6,835	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-62% (8%)

			Capitalization rate	8%

Impaired loans—construction	$3,219	Sales comparison approach	Discounts to appraisals for market conditions	0%-21% (6%)

Impaired loans—residential real estate	$8,514	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-47% (4%)

Impaired loans—commercial and industrial	$1,737	Sales comparison approach—secondary collateral	Discounts to appraisals for market conditions	7% (7%)

Other real estate owned	$250	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Loans held for sale	$2,317	Third party bids	Bids from interested third parties	60%-65% (64%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (dollars in thousands):

Asset	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust preferred securities	$3,335	Discounted cash flow	Specific issuer default rates	33%-57% (44%)

			Specific issuer default severity	79%-94% (88%)

			Annual prepayment rate	1%

			Projected annual nonspecific issuer default rates	0.25%-1.00%

			Projected annual nonspecific issuer default severity	85%

			Present value discount rate	22.5%

Asset	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust preferred securities	$2,950	Discounted cash flow	Specific issuer default rates	34%-61% (45%)

			Specific issuer default severity	83%-92% (89%)

			Annual prepayment rate	1%

			Projected annual nonspecific issuer default rates	0.25%-1.00%

			Projected annual nonspecific issuer default severity	85%

			Present value discount rate	22.5%

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at
	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$89,165	—	$89,165
Mortgage-backed securities—residential	—	338,150	—	338,150
Obligations of states and political subdivisions	—	81,282	—	81,282
Other debt securities	—	787	$3,335	4,122
Mutual funds and other equity securities	—	10,645	—	10,645

Total assets at fair value	—	$520,029	$3,335	$523,364

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$5,571	$5,571
Construction	—	—	2,635	2,635
Residential	—	—	7,764	7,764
Commercial & Industrial	—	—	1,709	1,709

Total assets at fair value	—	—	$17,679	$17,679

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on June 30, 2013 was $17,679 for which no specific allowance has been established within the allowance for loan losses. During the six months ended June 30, 2013, $581 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

	Fair Value Measurements at
	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$53,223	—	$53,223
Mortgage-backed securities—residential	—	295,088	—	295,088
Obligations of states and political subdivisions	—	82,602	—	82,602
Other debt securities	—	798	$2,950	3,748
Mutual funds and other equity securities	—	10,409	—	10,409

Total assets at fair value	—	$442,120	$2,950	$445,070

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$6,835	$6,835
Construction	—	—	3,219	3,219
Residential	—	—	8,514	8,514
Commercial & Industrial	—	—	1,737	1,737
Loans held for sale (2)	—	—	2,317	2,317
Other real estate owned (3)	—	—	250	250

Total assets at fair value	—	—	$22,872	$22,872

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2012 was $20,305 for which no specific allowance has been established within the allowance for loan losses. During 2012, $7,344 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.
(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.
(3)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2012 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2013 and 2012:

	Level 3 Assets Measured on a Recurring Basis
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(000’s)		(000’s)
Balance at beginning of period	$3,038	$2,422	$2,950	$2,816
Additions to Level 3	62	102	158	208
Net unrealized gain included in other comprehensive income (1)	354	445	550	423
Principal payments	(119)	(151)	(323)	(151)
Recognized impairment charge included in the statement of income (2)	—	(50)	—	(528)

Balance at end of period	$3,335	$2,768	$3,335	$2,768

(1)	Reported under “Gains recognized in comprehensive income”
(2)	Reported under “Net impairment loss recognized in earnings”

9. Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2013 and December 31, 2012 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at June 30, 2013 and December 31, 2012 were as follows (in millions):

June 30, 2013			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$860.0	$860.0	$860.0
Held to maturity securities and accrued interest	7.3	7.8		$7.8
FHLB Stock	3.5	N/A	N/A
Loans and accrued interest	1,468.0	1,487.1			$1,487.1

Liabilities:
Deposits with no stated maturity and accrued interest	2,502.8	2,502.8	2,502.8
Time deposits and accrued interest	122.4	122.4		122.4
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	23.9	23.9	23.9
Other borrowings and accrued interest	16.5	14.6		14.6

December 31, 2012			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$846.8	$846.8	$846.8
Held to maturity securities and accrued interest	10.2	10.8		$10.8
FHLB Stock	4.8	N/A	N/A
Loans and accrued interest	1,453.2	1,490.2			$1,490.2
Liabilities:
Deposits with no stated maturity and accrued interest	2,387.7	2,387.7	2,387.7
Time deposits and accrued interest	132.4	132.7		132.7
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	34.6	34.6	34.6
Other borrowings and accrued interest	16.5	14.2		14.2

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

29

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

10. Accumulated Other Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and accrued benefit liability adjustments which are also recognized as separate components of equity. Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$624	$(1,473)	$(849)
Other comprehensive loss before reclassification	(7,223)	—	(7,223)
Amounts reclassified from accumulated other comprehensive income	—	186	186

Net other comprehensive (loss) income during period	(7,223)	186	(7,037)

Balance at June 30, 2013	$(6,599)	$(1,287)	$(7,886)

Balance at January 1, 2012	$2,924	$(1,198)	$1,726
Other comprehensive (loss) income before reclassification	(1,763)	41	(1,722)
Amounts reclassified from accumulated other comprehensive income	312	132	444

Net other comprehensive (loss) income during period	(1,451)	173	(1,278)

Balance at June 30, 2012	$1,473	$(1,025)	$448

The following table represents the reclassification out of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Unrealized gains (losses) on securities available for sale:
Realized gains (losses) on securities transactions	—	—	—	—
Other-than-temporary impairment charges	—	$(50)	—	$(528)
Income tax expense	—	20	—	215

Net of tax	—	(30)	—	(313)

Amortization of pension and post-retirement benefit items:
Amortization of net actuarial loss	$(209)	(167)	$(418)	(335)
Amortization of prior service cost	54	58	108	116
Income tax expense	62	44	124	88

Net of tax	(93)	(65)	(186)	(131)

Total reclassifications, net of tax	$(93)	$(95)	$(186)	$(444)

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

This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2013 and December 31, 2012, and the consolidated results of operations for the three and six month periods ended June 30, 2013 and June 30, 2012. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2012 Annual Report on Form 10-K.

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

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York and portions of New York City. The Company’s assets consist primarily of cash and cash equivalents, loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on cash and cash equivalents, loans and investments, and interest expense on deposits and borrowed funds. The Company’s strategy includes investigation of opportunities for expansion within our market area, as well as an ongoing review of our existing branch system to evaluate if our current locations have or have not met expectations for growth and profitability. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate, and potential risks associated with the impact of regulatory changes that have occurred and may continue to take place in reaction to current conditions in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of the Company’s loans.

The Company recorded net income for the three month period ended June 30, 2013 of $3.5 million or $0.18 per diluted share, a decrease of $1.5 million compared to net income of $5.0 million or $0.25 per diluted share for the same period in the prior year. Net income for the six month period ended June 30, 2013 was $7.1 million or $0.36 per diluted share, a decrease of $15.9 million compared to net income of $23.0 million or $1.17 per diluted share for the same period in the prior year. Noninterest income in the first quarter of 2012 included a pretax gain of $15.9 million resulting from the successful completion of approximately $470 million of loan sales announced in the fourth quarter of 2011 as part of the Company’s efforts to reduce the levels of nonperforming and other classified loans, and also to reduce the overall concentration in commercial real estate loans.

The decrease in earnings for the three and six month periods ended June 30, 2013, compared to the same period in the prior year, was a result of lower net interest income and lower noninterest income, partially offset by lower provisions for loan losses, lower noninterest expenses and lower income taxes. The decrease in net interest income for the three months ended June 30, 2013, compared to the prior year period resulted primarily from a significant decrease in the net interest margin to 3.06 percent for the second quarter of 2013 from 3.93 percent for the same period in the prior year. This decrease resulted from significant changes in the composition of interest earning assets resulting from the combined effects of previously reported loan sales in the first quarter of 2012 and continued low interest rates. Earnings for the first half of 2013 continued to be adversely affected by significant excess liquidity remaining from the proceeds of the aforementioned loan sales and the continuing effects of historically low interest rates on yields available on new loans and investments.

Total loans, excluding loans held for sale, increased $10.6 million to $1,480.4 million at June 30, 2013, compared to $1,469.8 million at the prior year end. The increase was primarily the result of a $36 million purchase of fixed and adjustable rate residential loans in the second quarter of 2013 and new loan production, partially offset by pay downs and payoffs of existing loans. The loan purchase consisted of 1-4 family jumbo residential mortgage loans in the metro New York area with a weighted average loan to value ratio of 69.3 percent and a weighted average credit score of 767. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased to $30.3 million at June 30, 2013, compared to $35.1 million at December 31, 2012. Overall asset quality showed significant improvement during the first half of 2013 but continues to be adversely affected by the current state of the economy and the real estate market. Overall reductions in classified, nonperforming and delinquent loans have resulted from the Company’s aggressive strategies for resolving problem assets and from the slow improvement in the overall economy. However, levels of nonperforming and classified loans remain at elevated levels. As a result of these factors, the Company has continued to maintain the allowance for loan losses at a higher than normal level, while recognizing the measurable improvements in overall asset quality and the general economic outlook. The provision for loan losses totaled $0.3 million and $1.1 million, respectively, for the three and six month periods ended June 30, 2013, compared to $1.9 million and $3.3 million, respectively, for the same periods in the prior year. The 2013 provisions were lower than in 2012 reflecting improvements in overall asset quality, and significant reductions in net charge-offs in the first half of 2013 primarily due to recoveries, compared to the same periods in the prior year.

Total deposits increased by $105.2 million during the six month period ended June 30, 2013, compared to the prior year end. The Company continued to emphasize its core deposit growth, while placing less emphasis on non core deposits including deposits which are obtained on a bid basis.

Liquidity remaining from the 2012 loan sales and from deposit growth in excess of loan and investment growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this continued high level of liquidity contributed to significant margin compression. The net interest margin was 3.06 percent and 3.12 percent, respectively, for the three and six month periods ended June 30, 2013, compared to 3.93 percent and 4.34 percent, respectively, for the same periods in the prior year. The Company expects some additional net interest margin compression in future quarters due to maturing loans and investments being reinvested at lower interest rates and until redeployment of the excess proceeds from the 2012 loan sales and other maturing assets can be completed in a manner consistent with both the Company’s risk management policies and the requirements of the Office of the Comptroller of the Currency (OCC). Regardless of the timing of the aforementioned redeployment, if interest rates continue at current levels, we expect that additional downward pressure on net interest margin will continue.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income decreased by $4.6 million or 17.6 percent to $21.5 million for the three month period ended June 30, 2013, compared to $26.1 million for the same period in the prior year. Tax equivalent basis net interest income decreased by $14.8 million or 25.6 percent to $43.1 million for the six month period ended June 30, 2013, compared to $57.9 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.4 million and $0.8 million, respectively, for the three and six month periods ended June 30, 2013, compared to $0.6 million and $1.1 million, respectively, for the same periods in the prior year.

The Company’s non interest income was $3.9 million and $8.4 million, respectively, for the three and six month periods ended June 30, 2013. This represented decreases of $0.9 million and $16.7 million, respectively, compared to $4.8 million and $25.1 million, respectively, for the same periods in the prior year. The decreases in the three and six month periods ended June 30, 2013, compared to the same periods in the prior year, resulted from lower service fees, lower investment advisory fees, lower net gains on sales and revaluations of assets and lower other income. The decrease in the six month period ended June 30, 2013, compared to the same period in the prior year, also resulted from a nonrecurring $15.9 million pretax gain on sales of loans completed in the first quarter of 2012. Investment advisory fee income was lower in 2013 primarily due to a reduction in assets under management. Service charges decreased due to decreased activity. There were no pretax impairment charges on securities available-for-sale recorded during the first half of 2013. Pre-tax impairment charges on securities available-for-sale were $0.1 million and $0.5 million, respectively, for the three and six month periods ended June 30, 2012. The impairment charges were related to the Company’s investments in pooled trust preferred securities.

Non interest expense was $19.8 million and $39.4 million, respectively, for the three and six month periods ended June 30, 2013. This represented decreases of $1.2 million or 5.7 percent and $2.5 million or 6.0 percent, respectively, compared to $21.0 million and $41.9 million, respectively, for the same periods in the prior year. The decrease in non interest expense resulted primarily from an additional provision of $1.3 million in the first quarter of 2012 related to the Securities and Exchange Commission (SEC) administrative proceeding relating to the brokerage practices and policies of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. (ARS). In July 2013, ARS reached an agreement with the SEC to settle the matters which arose during the investigations. Prior accruals for anticipated penalties and related costs in the final resolution of this matter were sufficient to pay the agreed upon settlement amount.

Non interest expense for the three and six month periods ended June 30, 2013, compared to the same periods in the prior year also reflected reductions in personnel and other costs resulting from cost saving initiatives implemented, including closings of certain unprofitable branches, decreases in costs associated with problem loan resolution and decreases in occupancy expenses, partially offset by an increase in FDIC insurance premiums and increases related to the investment in technology and personnel to accommodate growth, expansion of services and products available to new and existing customers and expansion of the Company’s regulatory compliance capabilities.

On April 24, 2012, the Board of Directors of Hudson Valley Bank signed a formal written agreement with the OCC. With this agreement, the Bank committed to adopt best practices modeled on those of the nation’s larger financial institutions, as well as evolving expectations of regulatory agencies on community banks. Included in the agreed-upon commitments were enhancements to HVB’s procedures, systems, policies, programs, plans, training and resources. The written agreement imposed no specific capital ratio mandates or other quantitative conditions or obligations on HVB and did not impose any limit on the HVB board’s ability to pay dividends to its parent, except those imposed by law. During the second quarter of 2012, the Bank submitted a capital plan to the OCC, which included provisions regarding the payment of dividends by HVB, as required under the written agreement. The Bank is operating in accordance with its capital plan without supervisory objection from the OCC. Hudson Valley’s capital ratios remain significantly in excess of “well capitalized” levels generally applicable to banks under current regulations. At June 30, 2013, Hudson Valley Holding Corp. posted a total risk-based capital ratio of 17.7 percent, a Tier 1 risk-based capital ratio of 16.5 percent, and a Tier 1 leverage ratio of 9.3 percent. At June 30, 2013, Hudson Valley Bank, N.A. posted a total risk-based capital ratio of 17.4 percent, a Tier 1 risk-based capital ratio of 16.2 percent, and a Tier 1 leverage ratio of 9.1 percent.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors. There have been no changes to the Company’s critical accounting policies during the six months ended June 30, 2013.

Results of Operations for the Three and Six Month Periods Ended June 30, 2013 and June 30, 2012

Summary of Results

The Company recorded net income of $3.5 million or $0.18 per diluted share and $7.1 million or $0.36 per diluted share for the three and six month periods ended June 30, 2013, respectively, compared to net income of $5.0 million or $0.25 per diluted share and $23.0 million or $1.17 per diluted share for the same periods in the prior year. The decreases in net income for the three and six month periods ended June 30, 2013, compared to the same periods in the prior year, were the result of lower net interest income, lower noninterest income and lower income taxes, partially offset by lower provision for loan losses and lower noninterest expense. The decrease in net interest income for the three and six month periods ended June 30, 2013, compared to the prior year periods resulted primarily from decreases in the net interest margin to 3.06 percent and 3.12 percent for three and six months ended June 30, 2013, respectively, from 3.93 percent and 4.34 percent for the same periods in the prior year. These decreases resulted from significant changes in the composition of interest earning assets resulting from the combined effects of previously reported loan sales in the first quarter of 2012, generally weak new loan demand and continued low interest rates. Noninterest income in the first quarter of 2012 included a pretax gain of $15.9 million resulting from the loan sales. The provision for loan losses totaled $0.3 million and $1.1 million for the three and six month periods ended June 30, 2013, compared to $1.9 million and $3.3 million for the same periods in the prior year, reflecting improvements achieved in the resolutions of classified and nonperforming loans, partially offset by continued weakness in the overall economy, and the continued effects of this weakness on the Company’s overall asset quality.

Annualized returns on average stockholders’ equity and average assets were 4.8 percent and 0.5 percent for the three month period ended June 30, 2013, compared to 6.7 percent and 0.7 percent for the same period in the prior year. Annualized returns on average stockholders’ equity and average assets were 4.9 percent and 0.5 percent for the six month period ended June 30, 2013, compared to 15.9 percent and 1.6 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 4.7 percent and 4.9 percent for the three and six month periods ended June 30, 2013, compared to 6.8 and 16.0 percent for the same periods in the prior year. Adjusted average stockholders’ equity excludes the effects of average net unrealized losses on securities available for sale, net of tax, of $1.2 million and $0.6 million for the three and six month periods ended June 30, 2013, and average net unrealized gains on securities available for sale, net of tax, of $2.0 million and $2.4 million for the same periods in the prior year. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the periods indicated, as well as total interest and corresponding yields and rates.

	(Dollars in thousands)
	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
	(Unaudited)
ASSETS
Interest earning assets:
Deposits in Banks	$822,288	$540	0.26%	$532,009	$298	0.22%
Federal funds sold	23,279	11	0.19%	16,658	9	0.22%
Securities: (1)
Taxable	421,394	2,390	2.27%	373,009	3,140	3.37%
Exempt from federal income taxes	82,236	1,200	5.84%	96,953	1,554	6.41%
Loans, net (2)	1,409,875	18,826	5.34%	1,577,190	22,663	5.75%

Total interest earning assets	2,759,072	22,967	3.33%	2,595,819	27,664	4.26%

Non interest earning assets:
Cash & due from banks	60,270			46,279
Other assets	132,272			150,049

Total non interest earning assets	192,542			196,328

Total assets	$2,951,614			$2,792,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$894,878	$784	0.35%	$856,977	$917	0.43%
Savings	123,925	95	0.31%	126,547	148	0.47%
Time	124,058	155	0.50%	140,963	211	0.60%
Checking with interest	442,048	258	0.23%	358,670	138	0.15%
Securities sold under repo & other s/t borrowings	26,115	7	0.11%	44,715	16	0.14%
Other borrowings	16,412	180	4.39%	16,450	182	4.43%

Total interest bearing liabilities	1,627,436	1,479	0.36%	1,544,322	1,612	0.42%

Non interest bearing liabilities:
Demand deposits	1,001,674			925,569
Other liabilities	27,658			28,830

Total non interest bearing liabilities	1,029,332			954,399

Stockholders’ equity (1)	294,846			293,426

Total liabilities and stockholders’ equity	$2,951,614			$2,792,147

Net interest earnings		$21,488			$26,052

Net yield on interest earning assets			3.12%			4.01%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.

	(Dollars in thousands)
	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
	(Unaudited)
ASSETS
Interest earning assets:
Deposits in Banks	$787,982	$988	0.25%	$327,322	$354	0.22%
Federal funds sold	24,415	22	0.18%	16,647	17	0.20%
Securities: (1)
Taxable	403,689	4,585	2.27%	384,002	6,453	3.36%
Exempt from federal income taxes	83,058	2,382	5.74%	98,806	3,071	6.22%
Loans, net (2)	1,415,970	38,085	5.38%	1,787,290	51,578	5.77%

Total interest earning assets	2,715,114	46,062	3.39%	2,614,067	61,473	4.70%

Non interest earning assets:
Cash & due from banks	56,284			47,850
Other assets	134,438			154,651

Total non interest earning assets	190,722			202,501

Total assets	$2,905,836			$2,816,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$878,399	$1,625	0.37%	$919,917	$2,156	0.47%
Savings	127,108	187	0.29%	121,171	261	0.43%
Time	126,521	318	0.50%	142,953	465	0.65%
Checking with interest	405,065	409	0.20%	329,671	282	0.17%
Securities sold under repo & other s/t borrowings	28,019	16	0.11%	49,150	67	0.27%
Other borrowings	16,417	359	4.37%	16,455	363	4.41%

Total interest bearing liabilities	1,581,529	2,914	0.37%	1,579,317	3,594	0.46%

Non interest bearing liabilities:
Demand deposits	1,002,967			923,730
Other liabilities	28,458			27,016

Total non interest bearing liabilities	1,031,425			950,746

Stockholders’ equity (1)	292,882			286,505

Total liabilities and stockholders’ equity	$2,905,836			$2,816,568

Net interest earnings		$43,148			$57,879

Net yield on interest earning assets			3.18%			4.43%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.

Non-GAAP Reconciliation to GAAP

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(000’s)
Total average interest earning assets:
As reported	$2,756,881	$2,598,762	$2,713,959	$2,617,656
Unrealized (loss) gain on securities available for sale (1)	(2,191)	2,943	(1,155)	3,589

Adjusted total average interest earning assets	$2,759,072	$2,595,819	$2,715,114	$2,614,067

Net interest earnings:
As reported	$21,068	$25,508	$42,314	$56,804
Adjustment to tax equivalency basis (2)	420	544	834	1,075

Adjusted net interest earnings	$21,488	$26,052	$43,148	$57,879

Net yield on interest earning assets:
As reported	3.06%	3.93%	3.12%	4.34%
Effects of (1) and (2) above	0.06%	0.08%	0.06%	0.09%

Adjusted net yield on interest earning assets	3.12%	4.01%	3.18%	4.43%

Average stockholders’ equity:
As reported	$293,616	$295,378	$292,290	$288,918
Effects of (1) and (2) above	(1,230)	1,952	(592)	2,413

Adjusted average stockholders’ equity	$294,846	$293,426	$292,882	$286,505

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and six month periods ended June 30, 2013 and 2012:

	(000’s)			(000’s)
	Three Month Period Increase			Six Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income:
Deposits in Banks	$163	$79	$242	$498	$136	$634
Federal funds sold	4	(2)	2	8	(3)	5
Securities:
Taxable	407	(1,157)	(750)	331	(2,199)	(1,868)
Exempt from federal income taxes (2)	(236)	(118)	(354)	(489)	(200)	(689)
Loans, net	(2,404)	(1,433)	(3,837)	(10,716)	(2,777)	(13,493)

Total interest income	(2,066)	(2,631)	(4,697)	(10,368)	(5,043)	(15,411)

Interest expense:
Deposits:
Money market	41	(174)	(133)	(97)	(434)	(531)
Savings	(3)	(50)	(53)	13	(87)	(74)
Time	(25)	(31)	(56)	(53)	(94)	(147)
Checking with interest	32	88	120	64	63	127
Securities sold under repo & other s/t borrowings	(7)	(2)	(9)	(29)	(22)	(51)
Other borrowings	—	(2)	(2)	(1)	(3)	(4)

Total interest expense	38	(171)	(133)	(103)	(577)	(680)

Decrease in interest differential	$(2,104)	$(2,460)	$(4,564)	$(10,265)	$(4,466)	$(14,731)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2013 and 2012.

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

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. As previously noted in the Company’s 2012 Annual Report on Form 10-K, the Company has experienced an extended period of severe negative economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans, and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans. During this period of economic difficulty and low interest rates, the Company took various steps to address these issues. These steps included repositioning its securities portfolio, reducing higher cost term borrowings and, during the first half of 2012, executing significant loan sales for the purpose of reducing commercial real estate concentrations and overall levels of classified and nonperforming loans. These actions have resulted in significant margin compression, as a result of the impact of only partial redeployment of proceeds from loan sales completed in the first quarter of 2012 together with the continuation of historically low interest rate levels. The Company expects the pace of margin compression to moderate in 2013 compared to the prior year. The Company expects stabilizing net interest margin as mid- and long-term interest rates begin to rise and the Company continues to make progress on deploying cash into earning assets. The Company has implemented increased levels of investment securities purchases, new lending initiatives designed to address both near and long term redeployment of available liquidity and diversification of the balance sheet. These initiatives include asset purchases, loan participations with other institutions and the development of internal ability to originate, underwrite and service leasing and other non commercial real estate credits. Management believes that the continued results of these efforts will enable the Company, given the difficulties encountered during the recent financial crisis, to maximize its net interest income, address regulatory concerns, and effectively reposition its portfolios from both asset composition and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, decreased by $4.6 million or 17.6 percent to $21.5 million and by $14.8 million or 25.6 percent to $43.1 million, respectively, for the three and six month periods ended June 30, 2013, compared to $26.1 million and $57.9 million, respectively, for the same periods in the prior year. Net interest income was lower partially due to decreases in tax equivalent basis net interest margin to 3.12 percent and 3.18 percent for the three and six month periods ended June 30, 2013, respectively, compared to 4.01 percent and 4.43 percent for the same periods in the prior year, and generally lower interest rates. The decrease in net interest income was also partially offset by the increase in adjusted average interest earning assets over average interest bearing liabilities of $80.2 million or 7.6 percent to $1,131.7 million, and $98.8 million or 9.5 percent to $1,133.6 million, respectively, for the three and six month periods ended June 30, 2013, compared to $1,051.5 million and $1,034.8 million for the same periods in the prior year. Net interest income in accordance with GAAP decreased by $4.4 million or 17.3 percent to $21.1 million and by $14.5 million or 25.5 percent to $42.3 million for the three and six month periods ended June 30, 2013, respectively, compared to $25.5 million and $56.8 million for the same periods in the prior year.

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

The Company’s short-term liquidity remains at elevated levels, resulting from continued deposit growth and proceeds from loan sales which have not yet been redeployed. This excess liquidity contributed to margin compression. The Company has made efforts throughout the extended period of severe economic uncertainty and fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. The Company continues to include interest rate floors on many originated loans and exercise caution in reinvestment of excess liquidity provided from continued strong deposit growth and proceeds from loan sales. These actions are being conducted partially to maintain flexibility in reaction to the continuation of historically low interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume decreases in loans and a lower average yield on interest earning assets, partially offset by volume increases in investments, interest bearing deposits and federal funds sold resulted in lower interest income for the three month period ended June 30, 2013, compared to the same period in the prior year. Volume decreases in loans and a lower average yield on interest earning assets, partially offset by a volume increase in investments, interest bearing deposits and federal funds sold resulted in lower interest income for the six month period ended June 30, 2013, compared to the same period in the prior year. Adjusted average interest earning assets for the three and six month periods ended June 30, 2013, increased $163.3 million or 6.3 percent to $2,759.1 million from $2,595.8 million and increased $101.0 million or 3.9 percent to $2,715.1 million from $2,614.1 million, respectively, for the same periods in the prior year.

Loans are the largest component of interest earning assets. Average net loans decreased $167.3 million or 10.6 percent to $1,409.9 million, for the three month period ended June 30, 2013, compared to $1,577.2 million for the same period in the prior year. The reduction in average loans resulted from only partial redeployment of proceeds from the previously reported loan sales completed at the end of the first quarter of 2012 and payoffs and pay downs in excess of production. The average yield on loans was 5.34 percent for the three month period ended June 30, 2013, compared to 5.75 percent for the same period in the prior year. This reduction resulted primarily from continued historically low interest rates and their effect on the yield of new and renewing loans. As a result, interest income on loans was lower for the three month period ended June 30, 2013, compared to the same period in the prior year, due to lower volume and lower average interest rates. Average net loans decreased $371.3 million or 20.7 percent to $1,416.0 million, for the six month period ended June 30, 2013, compared to $1,787.3 million for the same period in the prior year. The reduction in average loans resulted from only partial redeployment of proceeds from the previously reported loan sales completed at the end of the first quarter of 2012 and payoffs and pay downs in excess of production. The average yield on loans was 5.38 percent for the six month period ended June 30, 2013, compared to 5.77 percent for the same period in the prior year. This reduction resulted primarily from continued historically low interest rates and their effect on the yield of new and renewing loans. As a result, interest income on loans was lower for the six month period ended June 30, 2013, compared to the same period in the prior year, due to lower volume and lower average interest rates.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $33.6 million or 7.2 percent to $503.6 million for the three month period ended June 30, 2013, compared to $470.0 million for the same period in the prior year. The increase in average total securities resulted primarily from significant purchases during the period. The average tax equivalent basis yield on securities was 2.85 percent for the three month period ended June 30, 2013, compared to 4.00 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three month period ended June 30, 2013, compared to the same period in the prior year, due to lower interest rates. Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $3.9 million or 0.8 percent to $486.7 million for the six month period ended June 30, 2013, compared to $482.8 million for the same period in the prior year. The increase in average total securities resulted primarily from significant purchases during the period. The average tax equivalent basis yield on securities was 2.86 percent for the six month period ended June 30, 2013, compared to 3.95 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three month period ended June 30, 2013, compared to the same period in the prior year, due to lower interest rates. Increases or decreases in average FHLB stock result from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.1 million or 6.3 percent to $1.5 million for the three month period ended June 30, 2013, compared to $1.6 million for the same period in the prior year. Average interest bearing liabilities increased $83.1 million or 5.4 percent to $1,627.4 million for the three month period ended June 30, 2013, compared to $1,544.3 million for the same period in the prior year. The increase in average interest bearing liabilities for the three month period ended June 30, 2013, compared to the same period in the prior year, was due to volume increases in interest bearing deposits and volume decreases in securities sold under repurchase agreements and other short-term borrowings and other borrowings. There were increases in average noninterest bearing demand deposits. The decrease in average short-term and other borrowings for the three month period ended June 30, 2013, compared to the same period in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 0.36 percent for the three month period ended June 30, 2013, compared to 0.42 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three month period ended June 30, 2013, compared to the same period in the prior year due to lower interest rates. Interest expense decreased $0.7 million or 19.4 percent to $2.9 million for the six month period ended June 30, 2013, compared to $3.6 million for the same period in the prior year. Average interest bearing liabilities increased $2.2 million or 0.1 percent to $1,581.5 million for the six month period ended June 30, 2013, compared to $1,579.3 million for the same period in the prior year. The increase in average interest bearing liabilities for the six month period ended June 30, 2013, compared to the same period in the prior year, was due to volume increases in interest bearing deposits partially offset by volume decreases in securities sold under repurchase agreements and other short-term borrowings. There were increases in average noninterest bearing demand deposits. The decrease in average short-term and other borrowings for the six month period ended June 30, 2013, compared to the same period in the prior year, resulted from management’s decision to utilize cash flow from deposit growth and maturing investment securities to reduce borrowings as part of the Company’s ongoing asset/liability management efforts. The average interest rate paid on interest bearing liabilities was 0.37 percent for the six month period ended June 30, 2013, compared to 0.46 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the six month period ended June 30, 2013, compared to the same period in the prior year due to lower interest rates.

Average non interest bearing demand deposits increased $76.1 million or 8.2 percent to $1,001.7 million and $79.3 million or 8.6 percent to $1,003.0 million for the three and six month periods ended June 30, 2013, respectively, compared to $925.6 million and $923.7 million for the same periods in the prior year. Non interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and six month periods ended June 30, 2013 and 2012 is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2013	2012	2013	2012
Average interest rate on:
Total average interest earning assets	3.33%	4.26%	3.39%	4.70%
Total average interest bearing liabilities	0.36%	0.42%	0.37%	0.46%
Total interest rate spread	2.97%	3.84%	3.02%	4.24%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $0.3 million and $1.1 million for the three and six month periods ended June 30, 2013, respectively, compared to $1.9 million and $3.3 million for the same periods in the prior year, reflecting improvements achieved in the resolutions of classified and nonperforming loans, partially offset by continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Allowance for Loan Losses” for further discussion.

Non Interest Income

The Company’s non interest income decreased $0.9 million or 19.0 percent to $3.9 million and $16.7 million or 66.5 percent to $8.4 million for the three and six month periods ended June 30, 2013, respectively, compared to $4.8 million and $25.1 million for the same periods in the prior year. The decrease in the six month period ended June 30, 2013, was primarily due to the $15.9 million pretax gain on sales of loans completed in the first quarter of 2012. Investment management fees decreased $0.5 million to $2.0 million and $1.0 million to $3.9 million for the three and six month periods ended June 30, 2013, on lower balances resulting from the departure to a competitor of a manager of ARS.

Non Interest Expense

Non interest expense decreased $1.2 million or 5.7 percent to $19.8 million and $2.5 million or 6.0 percent to $39.4 million for the three and six month periods ended June 30, 2013, respectively, compared to $21.0 million and $41.9 million for the same periods in the prior year. The decrease in non interest expenses reflected decreases in costs associated with problem loan resolution and decreases in occupancy expenses, partially offset by an increase in FDIC insurance premiums and increases related to the investment in technology and personnel to accommodate growth, expansion of services and products available to new and existing customers and expansion of the Company’s regulatory compliance capabilities. The decrease also resulted from a $1.3 million provision in the first quarter of 2012 for legal and settlement costs related to the Securities and Exchange Commission (SEC) administrative proceeding relating to the brokerage practices and policies of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. In July 2013, ARS reached an agreement with the SEC to settle the matters which arose during the investigations. Prior accruals for anticipated penalties and related costs in the final resolution of this matter were sufficient to pay the agreed upon settlement amount.

Salaries and employee benefits expense, the largest component of non interest expense, decreased $0.3 million or 2.6 percent to $11.1 million and increased $0.2 million or 0.9 percent to $22.4 million for the three and six month periods ended June 30, 2013, respectively, compared to the same periods in the prior year. The slight decrease for the three month period ended June 30, 2013 was due to lower bonus expense and the slight increase for the six month period ended June 30, 2013 was due to higher stock-based compensation.

Occupancy expense decreased $0.1 million or 4.5 percent to $2.1 million and $0.2 million or 4.5 percent to $4.2 million for the three and six month periods ended June 30, 2013, respectively, compared to $2.2 million and $4.4 million for the same periods in the prior year. The slight decreases reflected lower maintenance costs.

Professional service fees decreased $0.3 million or 15.0 percent to $1.7 million and $0.7 million or 17.9 percent to $3.2 million for the three and six month periods ended June 30, 2013, respectively, compared to $2.0 million and $3.9 million for the same periods in the prior year. The decreases were primarily due to higher costs in the prior year related to the engagement of consultants to assist with new systems implementations and legal costs related to the aforementioned SEC investigation of A.R. Schmeidler & Co., Inc.

Equipment expense decreased $0.2 million or 16.7 percent to $1.0 million and $0.1 million or 4.5 percent to $2.0 million for the three and six month periods ended June 30, 2013, respectively, compared to $1.2 million and $2.2 million for the same periods in the prior year. The slight decreases were due to lower equipment and software maintenance costs.

Business development expense decreased $0.2 million or 25.0 percent and $0.4 million or 28.6 percent to $1.0 million for the three and six month periods ended June 30, 2013, respectively, compared to $0.8 million and $1.4 million for the same periods in the prior year. The decreases were due to higher expenses in the prior year related to the celebration of the Bank’s 40th anniversary.

The FDIC assessment increased $0.2 million or 28.6 percent to $0.9 million and $0.5 million or 35.7 percent to $1.9 million for the three and six month periods ended June 30, 2013, respectively, compared to $0.7 million and $1.4 million for the same periods in the prior year. The increase reflected changes in the Bank’s premium calculation base and assessment rate.

Significant changes in other components of non interest expense for the three and six month periods ended June 30, 2013 compared to June 30, 2012, were due to the following:

•	Decreases of $294,000 (420.0%) and $287,000 (322.5%), respectively, in other insurance expense, resulting from reductions in the estimates of the net cost of certain life insurance policies,

•	Increases of $64,000 (33.0%) and $140,000 (36.8%), respectively, in stationary and printing costs, due to higher consumption levels,

•	Decreases of $99,000 (40.4%) and $53,000 (28.0%), respectively, in courier expenses due to higher utilization during the second quarter of 2012,

•	Increase of $4,000 (2.4%) and decrease of $37,000 (10.5%), respectively, in communication expense, due to outsourcing of several data processing functions,

•	Increases of $200,000 (89.3%) and $2,000 (0.3%), respectively, in other loan expense, due to higher problem loans resolution expenses,

•	Decreases of $57,000 (5.0%) and $13,000 (0.6%), respectively, in outside services due to the completion of a systems implementation during the second quarter of 2012,

•	Increases of $24,000 (29.6%) and $6,000 (3.4%), respectively, in dues and meeting expenses, due to increased participation in such events,

•

Decreases of $217,000 (36.8%) and $1,616,000 (70.5%), respectively, in other expenses, resulting primarily from lower deposit premium amortization and the provision of $1.3 million, recorded during the first quarter of 2012, related to the aforementioned SEC administrative proceeding involving A.R. Schmeidler & Co., Inc.

Income Taxes

Income taxes of $1.4 million and $3.1 million were recorded in the three and six month periods ended June 30, 2013, respectively, compared to $2.4 million and $13.8 million for the same periods in the prior year. The overall effective tax rate of 28.0 percent and 30.2 percent for the three and six month periods ended June 30, 2013 was lower compared to 32.7 percent and 37.5 percent for the same periods in the prior year. The effective tax rate for the three month period ended June 30, 2013, was lower primarily due to higher tax-exempt income. The effective rate for the six month period ended June 30, 2013, was lower primarily due to the tax effect of the $15.9 million gain on loan sales, recorded in 2012 resulted in tax-exempt income representing a higher percentage of pretax income in 2013 compared to 2012. The Company is subject to a Federal statutory tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9.0 percent.

In May 2013, the Internal Revenue Service (IRS) commenced an examination of the Company’s 2009, 2010 and 2011 income tax returns. The examinations are in the review stage and the Company can provide no assurance as to how these audits will be resolved.

Financial Condition

Assets

The Company had total assets of $2,982.0 million at June 30, 2013, an increase of $90.7 million or 3.1 percent from $2,891.2 million at December 31, 2012.

Cash and Due from Banks

Cash and due from banks was $835.6 million at June 30, 2013, an increase of $8.1 million or 1.0 percent from $827.5 million at December 31, 2012. Included in cash and due from banks is interest earning deposits of $773.8 million at June 30, 2013 and $769.7 million at December 31, 2012.

Federal Funds Sold

Federal funds sold totaled $24.4 million at June 30, 2013, an increase of $5.1 million or 26.4 percent from $19.3 million at December 31, 2012.

Securities Portfolio

Securities are selected to provide safety of principal, liquidity, pledging capabilities (to collateralize certain deposits and borrowings), income, and to leverage capital. The Company’s investment strategy focuses on maximizing income while providing for safety of principal, maintaining appropriate utilization of capital, providing adequate liquidity to meet loan demand or deposit outflows and to manage overall interest rate risk. The Company selects individual securities whose credit, cash flow, maturity and interest rate characteristics, in the aggregate, affect the stated strategies.

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

The available for sale portfolio totaled $523.4 million at June 30, 2013 which was an increase of $78.3 million or 17.6 percent from $445.1 million at December 31, 2012. The increase resulted from a $37.0 million increase in U.S. Treasury and agency securities, a $43.1 million increase in mortgage-backed securities, partially offset by a $1.3 million decrease in obligations of states and political subdivisions. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $10.4 million at June 30, 2013 and $10.5 million at December 31, 2012.

The held to maturity portfolio totaled $7.3 million at June 30, 2013, which was a decrease of $2.9 million or 28.4 percent from $10.2 million at December 31, 2012. The decrease was due to a $1.2 million decrease in mortgage-backed securities and a $1.7 million decrease in obligations of states and political subdivisions.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $3.5 million at June 30, 2013 and $4.8 million at December 31, 2012.

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

There were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at June 30, 2013 or December 31, 2012.

Loan Portfolio

Net loans totaled $1,454.2 million at June 30, 2013, an increase of $13.4 million or 0.9 percent from $1,440.8 million at December 31, 2012. The overall increase in loans was primarily driven by loan originations and purchases totaling $136.9 million, which was partially offset by $123.5 million of pay-downs, payoffs, and other changes.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	June 30	December 31
	2013	2012
Real Estate:
Commercial	$594,301	$550,786
Construction	72,337	74,727
Residential Multi-Family	196,438	196,199
Residential Other	328,922	325,774
Commercial & Industrial	261,469	288,809
Individuals & lease financing	26,906	33,488

Total loans	1,480,373	1,469,783
Deferred loan fees	(256)	(2,411)
Allowance for loan losses	(25,926)	(26,612)

Loans, net	$1,454,191	$1,440,760

The following table illustrates the trend in nonperforming assets from June 30, 2012 to June 30, 2013 (in thousands):

	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30
	2013	2013	2012	2012	2012
Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	—

Total Real Estate	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—
Lease Financing and Individuals	—	—	—	—	—

Total Loans Past Due 90 Days or More and Still Accruing	—	—	—	—	—

Non-Accrual Loans:
Real Estate:
Commercial	$16,272	$18,209	$18,387	$18,180	$12,222
Construction	2,635	2,826	4,720	2,201	2,659
Residential	9,114	9,114	9,682	9,557	11,888

Total Real Estate	28,021	30,149	32,789	29,938	26,769
Commercial & Industrial	2,246	1,991	2,019	12,367	12,535
Lease Financing and Other	—	—	—	—	—

Total Non-Accrual Loans	30,267	32,140	34,808	42,305	39,304

Other Real Estate Owned	—	—	250	250	250

Nonperforming Assets excluding loans held for sale	30,267	32,140	35,058	42,555	39,554
Nonperforming loans held for sale	—	—	—	—	—

Total Nonperforming Assets including loans held for sale	$30,267	$32,140	$35,058	$42,555	$39,554

Net charge-offs during quarter	$452	$1,296	$3,026	$4,349	$5,018

Nonperforming assets to total assets:
Excluding loans held for sale	1.01%	1.14%	1.21%	1.45%	1.40%
Including loans held for sale	1.01%	1.14%	1.21%	1.45%	1.40%

Non-accrual loans decreased $4.5 million to $30.3 million at June 30, 2013 from $34.8 million at December 31, 2012. There was no interest income on non-accrual loans included in net income for the six month period ended June 30, 2013 and the year ended December 31, 2012. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.6 million and $1.4 million for the six month period ended June 30, 2013 and the year ended December 31, 2012, respectively.

Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

During the six month period ended June 30, 2013:

•

Non-accrual commercial real estate loans decreased $2.1 million resulting from principal payments of $4.0 million and the charge-off of one loan totaling $0.2 million, which was partially offset by the transfer of three loans totaling $1.8 million due to changes in collateral and the transfer of one loan totaling $0.3 million to non-accrual.

•

Non-accrual construction loans decreased $2.1 million resulting from the transfer of one loan totaling $1.5 million due to changes in collateral and the partial charge-off of one loan totaling $0.6 million.

•

Non-accrual residential loans decreased $0.6 million resulting from principal payments of $0.7 million and the transfer of one loan totaling $0.2 million to accrual, which was partially offset by the addition of one loan totaling $0.3 million.

•

Non-accrual commercial and industrial loans increased $0.2 million resulting from the addition of two loans totaling $0.5 million, which was partially offset by the transfer of one loan totaling $0.3 million to accrual.

There were no loans past due 90 days or more and still accruing at June 30, 2013 and December 31, 2012. In addition, the Company had $8.8 million and $12.6 million of loans that were 31-89 days delinquent and still accruing at June 30, 2013 and December 31, 2012, respectively.

Loans considered by the Company to be impaired totaled $54.4 million and $54.7 million at June 30, 2013 and December 31, 2012, respectively, for which no specific reserves had been established.

There were nineteen loans totaling $37.0 million at June 30, 2013 and twelve loans totaling $27.2 million at December 31, 2012 that were considered troubled debt restructurings. There were eleven loans totaling $24.1 million at June 30, 2013 and seven loans totaling $19.9 million at December 31, 2012 that were performing in accordance with their restructured terms. The remaining loans which totaled $12.9 million and $7.3 million at June 30, 2013 and December 31, 2012, respectively, were on non-accrual status. At June 30, 2013, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)			(000’s)
	Jun 30 2013	Change During 2013	Dec 31 2012	Jun 30 2012	Change During 2012	Dec 31 2011
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	$(2,374)	$2,374
Residential	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Lease Financing and other	—	—	—	—	—	—

Total Specific Component	—	—	—	—	(2,374)	2,374

Formula:
Real Estate:
Commercial	$11,344	$1,254	$10,090	$11,592	(1,184)	12,776
Construction	4,112	163	3,949	4,496	400	4,096
Residential	6,446	(1,673)	8,119	8,789	696	8,093
Commercial and Industrial	3,638	(439)	4,077	3,420	770	2,650
Lease Financing and other	386	9	377	436	(260)	696

Total Formula Component	25,926	(686)	26,612	28,733	422	28,311

Total Allowance	$25,926		$26,612	$28,733		$30,685

Net Change		(686)			(1,952)
Net Charge-offs (1)		1,747			5,205

Provision for loan losses		$1,061			$3,253

Coverage Ratio (2)	86%		76%	73%		103%

Coverage Ratio excluding partial chargeoffs	89%		82%	76%		102%

(1)	Net charge-offs include partial charge-offs of $771 and $5,500 related to nonperforming and impaired loans for the six month periods ended June 30, 2013 and 2012, respectively.
(2)	Coverage Ratio is the allowance for loan losses divided by total nonperforming loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the six months ended June 30, 2013, the Company recorded $3.4 million of charge-offs, of which $0.6 million were partial charge-offs related to non-accrual loans. At June 30, 2013 and December 31, 2012, the Company had no specific reserves allocated as partial charge-offs were recorded for all identified impairments. The Company’s analyses as of June 30, 2013 and December 31, 2012 indicated that impaired loans were principally real estate collateral dependent and that there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2013. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,625.1 million at June 30, 2013, an increase of $105.1 million or 4.2 percent from $2,520.0 million at December 31, 2012. The increase resulted primarily from seasonal increases in certain deposit balances. The Company continued to emphasize its core deposit growth, while placing less emphasis on non core deposits including deposits which are obtained on a bid basis. The following table presents a summary of deposits at June 30, 2013 and December 31, 2012:

	(000’s)
	Jun 30	Dec 31	Increase
	2013	2012	(Decrease)
Demand deposits	$1,003,682	$1,035,847	$(32,165)
Money market accounts	887,198	843,224	43,974
Savings accounts	131,215	126,885	4,330
Time deposits of $100,000 or more	89,098	97,704	(8,606)
Time deposits of less than $100,000	33,270	34,603	(1,333)
Checking with interest	480,652	381,698	98,954

Total Deposits	$2,625,115	$2,519,961	$105,154

Borrowings

Total borrowings were $40.3 million at June 30, 2013, a decrease of $10.7 million or 21.0 percent from $51.0 million at December 31, 2012. The decrease resulted from a $10.7 million decrease in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $289.5 million at June 30, 2013, a decrease of $1.5 million or 0.5 percent from $291.0 million at December 31, 2012. The decrease in stockholders’ equity resulted from cash dividends paid on common stock of $2.3 million and a decrease in accumulated other comprehensive income of $7.0 million which was partially offset by net income of $7.1 million, net proceeds from stock options of $0.2 million and restricted stock of $0.5 million.

The Company’s and the Bank’s capital ratios at June 30, 2013 and December 31, 2012 were as follows:

	Jun 30 2013	Dec 31 2012	Minimum to be Considered Well Capitalized	Enhanced Capitalized Requirement
Leverage ratio:
Company	9.3%	9.3%	N/A	N/A
HVB	9.1%	9.2%	5.0%	8.0%
Tier 1 capital:
Company	16.5%	16.5%	N/A	N/A
HVB	16.2%	16.2%	6.0%	10.0%
Total capital:
Company	17.7%	17.7%	N/A	N/A
HVB	17.4%	17.4%	10.0%	12.0%

Since the fourth quarter of 2009, the OCC required HVB to maintain a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels are in excess of “well capitalized” levels generally applicable to banks under current regulations.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.

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

The Company’s liquid assets at June 30, 2013 include cash and due from banks of $61.9 million, $773.8 million of interest earning deposits and Federal funds sold of $24.4 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $68.8 million at June 30, 2013. This represented 12.7 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $138.8 million, or 9.4 percent of loans at June 30, 2013, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of June 30, 2013, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $70 million with three major financial institutions which were all unused and available at June 30, 2013. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at June 30, 2013. Utilization of these lines is subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at June 30, 2013.

As of June 30, 2013, the Company had qualifying loan and investment securities totaling approximately $505 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2013. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Hudson Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 include, but are not limited to, statements regarding:

•

our inability to comply with the formal agreement entered into with the OCC and any additional restrictions placed on us as a result of future regulatory exams or changes in regulatory policy implemented by the OCC or other bank regulators;

•	the OCC and other bank regulators may require us to further modify or change our mix of assets, including our concentration in certain types of loans, or require us to take further remedial actions;

•	our inability to deploy our excess cash, reduce our expenses and improve our operating leverage and efficiency;

•	the results of the announcement of the administrative settlement with the SEC by A.R. Schmeidler & Co., Inc. and the follow-up closing agreement with the Department of Labor (the “DOL”);

•	the adverse affects on the business of A.R. Schmeidler & Co., Inc. and our trust department arising from a settlement with the SEC and DOL investigations;

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

•	proposed legislative and regulatory action may adversely affect us and the financial services industry;

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	potential outcome of the Internal Revenue Service audit;

•	potential liabilities under federal and state environmental laws.

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

Quantitative and qualitative disclosures about market risk at December 31, 2012 were previously reported in the Company’s 2012 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2013 compared to December 31, 2012.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the six month period ended June 30, 2013. The Company had no derivative financial instruments in place at June 30, 2013 and December 31, 2012.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2013 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at June 30, 2013, shows a positive cumulative static gap of $519.3 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2013.

Gradual Change in Interest Rates	Percentage Change Percentage Change in Estimated Net Interest Income from June 30, 2013	Policy Limit
+200 basis points	5.3%	(5.0)%
-100 basis points	(2.7)%	(5.0)%

Beginning on June 30, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and -100 basis points scenario is within the Company’s policy limits.

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

The Company’s CEO and CFO have also concluded that there have not been any changes in Hudson Valley’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Hudson Valley’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to various risks. These risks are included in our 2012 Annual Report on Form 10-K under “Risk Factors”.

There have been no material changes in such risk factors since the date of such report.

Item 6.	Exhibits

(A) Exhibits

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (1)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

(1)	Incorporated herein by reference in this document to the Form 10-Q filed on October 20, 2009.
(2)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010.
(3)	Filed herewith.
(4)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or section 34(b) of the Investment Company Act of 1940, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/S/ MICHAEL J. INDIVERI
Michael J. Indiveri Executive Vice President, Chief Financial Officer

August 9, 2013