Form 10-Q
period 2013-09-30
HUDSON VALLEY HOLDING CORP
filed 2013-11-12
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common stock, par value $0.20 per share	19,891,041

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share data

	Three Months Ended September 30
	2013	2012
Interest Income:
Loans, including fees	$18,805	$21,619
Securities:
Taxable	2,352	2,902
Exempt from Federal income taxes	696	796
Federal funds sold	8	11
Deposits in banks	548	381

Total interest income	22,409	25,709

Interest Expense:
Deposits	1,207	1,393
Securities sold under repurchase agreements and other short-term borrowings	6	18
Other borrowings	183	183

Total interest expense	1,396	1,594

Net Interest Income	21,013	24,115
Provision for loan losses	767	3,723

Net interest income after provision for loan losses	20,246	20,392

Non Interest Income:
Service charges	1,434	1,454
Investment advisory fees	1,915	2,303
Other-than-temporary impairment loss:
Total impairment loss	—	—
Loss recognized in comprehensive income	—	—

Net impairment loss recognized in earnings	—	—
Losses on sales and revaluations of loans and other real estate owned, net	—	—
Other income	840	596

Total non interest income	4,189	4,353

Non Interest Expense:
Salaries and employee benefits	11,213	11,366
Occupancy	2,093	2,121
Professional services	1,979	1,739
Equipment	1,032	1,071
Business development	547	545
FDIC assessment	1,007	811
Other operating expenses	3,675	2,382

Total non interest expense	21,546	20,035

Income Before Income Taxes	2,889	4,710
Income Taxes	394	1,576

Net Income	$2,495	$3,134

Basic Earnings Per Common Share	$0.13	$0.16
Diluted Earnings Per Common Share	$0.13	$0.16

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Dollars in thousands, except per share data

	Nine Months Ended September 30
	2013	2012
Interest Income:
Loans, including fees	$56,890	$73,197
Securities:
Taxable	6,937	9,355
Exempt from Federal income taxes	2,244	2,792
Federal funds sold	30	28
Deposits in banks	1,536	735

Total interest income	67,637	86,107

Interest Expense:
Deposits	3,746	4,557
Securities sold under repurchase agreements and other short-term borrowings	22	85
Other borrowings	542	546

Total interest expense	4,310	5,188

Net Interest Income	63,327	80,919
Provision for loan losses	1,828	6,976

Net interest income after provision for loan losses	61,499	73,943

Non Interest Income:
Service charges	4,567	4,850
Investment advisory fees	5,807	7,213
Other-than-temporary impairment loss:
Total impairment loss	—	(528)
Loss recognized in comprehensive income	—	—

Net impairment loss recognized in earnings	—	(528)
Gains on sales and revaluation of loans held for sale and other real estate owned, net	17	15,920
Other income	2,196	2,041

Total non interest income	12,587	29,496

Non Interest Expense:
Salaries and employee benefits	33,615	33,544
Occupancy	6,303	6,563
Professional services	5,215	5,646
Equipment	3,089	3,300
Business development	1,590	1,899
FDIC assessment	2,900	2,165
Other operating expenses	8,263	8,828

Total non interest expense	60,975	61,945

Income Before Income Taxes	13,111	41,494
Income Taxes	3,478	15,386

Net Income	$9,633	$26,108

Basic Earnings Per Common Share	$0.49	$1.33
Diluted Earnings Per Common Share	$0.49	$1.33

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Dollars in thousands

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Net Income	$2,495	$3,134	$9,633	$26,108

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains	276	699	826	594
Losses recognized in earnings	—	—	—	528

Gains recognized in comprehensive income	276	699	826	1,122
Income tax effect	(113)	(287)	(339)	(460)

Unrealized holding gains on other-than-temporarily impaired securities available for sale, net of tax	163	412	487	662

Securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the period	(1,081)	245	(13,357)	(2,320)
Income tax effect	434	(105)	5,163	759

	(647)	140	(8,194)	(1,561)

Gains recognized in earnings	—	—	—	—
Income tax effect	—	—	—	—

	—	—	—	—

Unrealized holding (losses) gains on securities available for sale not other-than-temporarily-impaired, net of tax	(647)	140	(8,194)	(1,561)

Unrealized holding (losses) gains on securities, net	(484)	552	(7,707)	(899)

Accrued benefit liability adjustment:
Net gain during the period	—	35	—	103
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net period pension cost	155	108	465	328
Income tax effect	(61)	(58)	(185)	(173)

Net of tax	94	85	280	258

Other comprehensive (loss) income	(390)	637	(7,427)	(641)

Comprehensive Income	$2,105	$3,771	$2,206	$25,467

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in thousands, except share and per share data

	Sep 30 2013	Dec 31 2012
ASSETS
Cash and non interest earning due from banks	$57,981	$57,836
Interest earning deposits in banks	719,149	769,687

Total cash and cash equivalents	777,130	827,523
Federal funds sold	18,393	19,251
Securities available for sale, at estimated fair value (amortized cost of $541,104 in 2013 and $444,243 in 2012)	529,400	445,070
Securities held to maturity, at amortized cost (estimated fair value of $7,292 in 2013 and $10,825 in 2012)	6,939	10,225
Federal Home Loan Bank of New York (FHLB) stock	3,478	4,826
Loans (net of allowance for loan losses of $25,863 in 2013 and $26,612 in 2012)	1,552,125	1,440,760
Loans held for sale	—	2,317
Accrued interest and other receivables	22,125	24,826
Premises and equipment, net	15,686	23,996
Other real estate owned	—	250
Deferred income tax, net	24,654	19,263
Bank owned life insurance	40,852	39,257
Goodwill	23,842	23,842
Other intangible assets	760	903
Other assets	6,136	8,937

TOTAL ASSETS	$3,021,520	$2,891,246

LIABILITIES
Deposits:
Non interest bearing	$989,995	$1,035,847
Interest bearing	1,674,945	1,484,114

Total deposits	2,664,940	2,519,961
Securities sold under repurchase agreements and other short-term borrowings	21,038	34,624
Other borrowings	16,398	16,428
Accrued interest and other liabilities	28,442	29,262

TOTAL LIABILITIES	2,730,818	2,600,275

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2013 and 2012, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,903,337 and 19,761,426 shares in 2013 and 2012, respectively	4,241	4,212
Additional paid-in capital	349,712	348,643
Retained earnings (deficit)	2,589	(3,471)
Accumulated other comprehensive loss	(8,276)	(849)
Treasury stock, at cost; 1,299,414 shares in 2013 and 2012	(57,564)	(57,564)

TOTAL STOCKHOLDERS’ EQUITY	290,702	290,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,021,520	$2,891,246

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine months Ended September 30, 2013 and 2012

Dollars in thousands, except share and per share data

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	19,516,490	$4,163	$(57,564)	$347,764	$(18,527)	$1,726	$277,562
Net income					26,108		26,108
Other comprehensive loss						(641)	(641)
Vesting and exercise of stock options, net of tax	16,166	3		285			288
Restricted stock awards and related expense	105,434	22		110			132
Cash dividends ($0.54 per share)					(10,549)		(10,549)

Balance at September 30, 2012	19,638,090	$4,188	$(57,564)	$348,159	$(2,968)	$1,085	$292,900

Balance at January 1, 2013	19,761,426	$4,212	$(57,564)	$348,643	$(3,471)	$(849)	$290,971
Net income					9,633		9,633
Other comprehensive loss						(7,427)	(7,427)
Common stock issued for dividend reinvestment	1,656			29			29
Vesting and exercise of stock options, net of tax	14,002	4		240			244
Restricted stock awards and related expense	126,253	25		800			825
Cash dividends ($0.18 per share)					(3,573)		(3,573)

Balance at September 30, 2013	19,903,337	$4,241	$(57,564)	$349,712	$2,589	$(8,276)	$290,702

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollars in thousands

	Nine Months Ended September 30
	2013	2012
Operating Activities:
Net Income	$9,633	$26,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,828	6,976
Depreciation and amortization	3,616	2,882
Recognized impairment charge on securities available for sale	—	528
Amortization of premiums on securities, net	1,309	1,492
Realized (loss) gain on sale and revaluation of OREO	(17)	15
Increase in cash value of bank owned life insurance	(1,334)	(1,113)
Amortization of other intangible assets	143	561
Share-based payment expense	825	37
Realized gain on sale of loans held-for-sale	—	(15,935)
Deferred taxes	(752)	1,363
Decrease in deferred loan fees, net	(3,619)	(1,095)
Decrease in accrued interest and other receivables	2,701	15,306
Decrease in other assets	5,118	2,443
Excess tax benefits from share-based payment arrangements	(34)	—
(Decrease) increase in accrued interest and other liabilities	(2,673)	3,660

Net cash provided by Operating Activities	16,744	43,228

Investing Activities:
Net decrease in short term investments	858	3,908
Decrease (increase) in FHLB stock	1,348	(996)
Proceeds from maturities of securities available for sale	154,328	191,136
Proceeds from maturities of securities held to maturity	3,298	2,006
Proceeds from sales of securities available for sale	789	—
Purchases of securities available for sale	(253,298)	(133,913)
Proceeds from sales and payments of loans held for sale	—	487,274
Net (increase) decrease in loans	(107,257)	58,710
Proceeds from sales of OREO	267	909
Premiums paid on bank owned life insurance	(261)	(261)
Net sales (purchases) of premises and equipment	4,694	(1,370)

Net cash (used in) provided by Investing Activities	(195,234)	607,403

Financing Activities:
Proceeds from issuance of common stock	273	251
Excess tax benefits from share-based payment arrangements	34	—
Net decrease in deposits	144,979	123,328
Cash dividends paid	(3,573)	(10,549)
Repayment of other borrowings	(30)	(28)
Net decrease in securities sold under repurchase agreements and short-term borrowings	(13,586)	(10,363)

Net cash provided by Financing Activities	128,097	102,639

(Decrease) Increase in Cash and Cash Equivalents	(50,393)	753,270

Cash and Cash Equivalents, beginning of period	827,523	78,104

Cash and Cash Equivalents, end of period	$777,130	$831,374

Supplemental disclosures:
Interest paid	$4,230	$5,956
Income tax payments	5,095	924
Transfers from loans held for sale back to loan portfolio	2,317	121

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

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 4 in Bronx County, New York, 2 in Rockland County, New York, and 1 in Kings County, New York. On January 31, 2013, the Company announced its intention to consolidate or divest all of its Connecticut branch locations by the middle of 2013, as these branch offices did not meet the Company’s expectations for growth or profitability. The Company also announced that it would be closing one branch in Manhattan and one branch in Westchester by the middle of 2013. As of July 19, 2013, the Company completed the consolidation of all Connecticut branches and two branches in New York.

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

The accounting and reporting policies followed in the presentation of the unaudited condensed consolidated financial statements are consistent with those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. Management has evaluated all significant events and transactions that occurred after September 30, 2013, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

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

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Available for Sale
U.S. Treasury and government agencies	$89,957	$32	$588	$89,401
Mortgage-backed securities - residential	346,136	2,618	8,843	339,911
Obligations of states and political subdivisions	84,197	1,660	115	85,742
Other debt securities	10,823	3	6,745	4,081

Total debt securities	531,113	4,313	16,291	519,135
Mutual funds and other equity securities	9,991	577	303	10,265

Total	$541,104	$4,890	$16,594	$529,400

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Held to Maturity
Mortgage-backed securities - residential	$3,465	$268	—	$3,733
Obligations of states and political subdivisions	3,474	85	—	3,559

Total	$6,939	$353	—	$7,292

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Available for Sale
U.S. Treasury and government agencies	$53,197	$36	$10	$53,223
Mortgage-backed securities - residential	290,063	5,337	312	295,088
Obligations of states and political subdivisions	79,638	2,974	10	82,602
Other debt securities	11,319	1	7,572	3,748

Total debt securities	434,217	8,348	7,904	434,661
Mutual funds and other equity securities	10,026	507	124	10,409

Total	$444,243	$8,855	$8,028	$445,070

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
Classified as Held to Maturity
Mortgage-backed securities - residential	$5,083	$415	—	$5,498
Obligations of states and political subdivisions	5,142	185	—	5,327

Total	$10,225	$600	—	$10,825

Included in other debt securities are investments in five pooled trust preferred securities with an aggregate amortized cost and estimated fair value of $10,033 and $3,288, respectively, at September 30, 2013, and $10,521 and $2,950, respectively, at December 31,

2012. These investments represent trust preferred obligations of banking industry companies. The value of these investments has been severely negatively affected by the continued weakness in the economy and elevated investor concerns about recent and potential future losses in the financial services industry. These investments are rated below investment grade by both Moody’s Investor Services and Fitch Ratings, Ltd at September 30, 2013 with ratings ranging from Caa3 to B. All of the Company’s pooled trust preferred securities are mezzanine class issues, four of which are subordinate to certain other classes of securities within their pools. In light of these conditions, these investments were reviewed for other-than-temporary impairment.

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

Significant specific inputs to the cash flow models used in determining credit related OTTI losses on pooled trust preferred securities as of September 30, 2013 included the following:

	PreTSL IV	PreTSL VII	PreTSL VIII	PreTSL VIII	PreTSL X	PreTSL XI
Class	Mezz	B	B-1	B-2	B-2	B-2
Discount rate index	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR	3m LIBOR
Discount rate spread	2.25%	1.80%	1.90%	1.90%	1.70%	1.60%
Projected specific defaults and deferrals as % of original collateral	48%	63%	58%	58%	36%	33%
Projected severity of loss as % of specific defaults/deferrals	91%	94%	93%	93%	89%	79%
Projected additional defaults/deferrals as % of performing collateral:
Year 1	1.00%	1.00%	1.00%	1.00%	1.00%	1.00%
Thereafter	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Severity of loss	85%	85%	85%	85%	85%	85%

Additional information related to the Company’s pooled trust preferred securities as of September 30, 2013 is presented below:

	PreTSL IV	PreTSL VII	PreTSL VIII	PreTSL VIII	PreTSL X	PreTSL XI
Class	Mezz	B	B-1	B-2	B-2	B-2
Seniority	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine	Mezzanine
Amortized cost	$61	$584	$750	$1,125	$5,470	$2,043
Fair value	17	271	220	330	1,975	475
Unrealized loss	(44)	(313)	(530)	(795)	(3,495)	(1,568)
OTTI recognized in earnings - nine months ended September 30, 2013	—	—	—	—	—	—
OTTI recognized in earnings - life to date	—	(1,122)	(1,418)	(2,127)	(4,863)	(472)
Moody’s / Fitch	Caa2/B	Ca/C	C/C	C/C	Caa3/C	Caa3/C
Number of institutions currently performing	5	9	14	14	33	41
Actual defaults/deferrals as % of original collateral	18%	54%	58%	58%	35%	32%
Excess subordination as % of performing collateral (1)	28%	(97)%	(111)%	(111)%	(31)%	(28)%

(1)	The excess subordination as % of performing collateral is calculated by taking total performing collateral and dividing it by the sum of all class balances with seniority senior to and equal to the class for which the measurement is applicable. A negative percentage is indicative of a cash flow shortfall which could result in credit component OTTI. The severity of a current negative excess subordination is not necessarily indicative of the severity of the credit component OTTI as actual cash flow results realized with respect to future defaults and deferrals, default and deferral timing, loss severities, recovery timing, redirections of payments in other classes and other factors could act to increase or decrease an indicated deficiency at a future date.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	Sep 30 2013	Sep 30 2012
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$10,002	$9,478
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	528
Credit related impairment dispositions	—	(4)
Credit related impairment not previously recognized	—	—

Balance at end of period:	$10,002	$10,002

There were no OTTI losses recognized for the nine month period ended September 30, 2013. During the nine month period ended September 30, 2012, pretax OTTI losses of $4, $53, $2, $468 and $1 were recognized on five pooled trust preferred securities which prior to the 2012 charges had book values of $2,088, $5,696, $919, $2,228 and $662, respectively. These OTTI losses resulted from adverse changes in the expected cash flows of these securities which indicated that the Company may not recover the entire cost basis of these investments. Continuation or worsening of current adverse economic conditions may result in further impairment charges in the future.

At September 30, 2013 and December 31, 2012, securities having a stated value of approximately $290,585 and $195,142, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the Company’s investment’s fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013
	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	$56,180	$588	—	—	$56,180	$588
Mortgage-backed securities - residential	241,287	8,733	$4,057	$110	245,344	8,843
Obligations of states and political subdivisions	9,424	107	1,013	8	10,437	115
Other debt securities	—	—	3,288	6,745	3,288	6,745

Total debt securities	306,891	9,428	8,358	6,863	315,249	16,291
Mutual funds and other equity securities	8,800	204	87	99	8,887	303

Total temporarily impaired securities	$315,691	$9,632	$8,445	$6,962	$324,136	$16,594

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2013.

December 31, 2012
	Duration of Unrealized Loss
	Less Than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Classified as Available for Sale
U.S. Treasuries and government agencies	$8,048	$10	—	—	$8,048	$10
Mortgage-backed securities - residential	47,211	312	—	—	47,211	312
Obligations of states and political subdivisions	2,963	10	—	—	2,963	10
Other debt securities	367	1	$2,950	$7,571	3,317	7,572

Total debt securities	58,589	333	2,950	7,571	61,539	7,904
Mutual funds and other equity securities	12	1	96	123	108	124

Total temporarily impaired securities	$58,601	$334	$3,046	$7,694	$61,647	$8,028

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2012.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 214 and 88, respectively, at September 30, 2013 and December 31, 2012. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. With the exception of the investment in pooled trust preferred securities discussed above, the Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013. With regard to the investments in pooled trust preferred securities, the Company has decided to hold these securities as it believes that current market quotes for these securities are not necessarily indicative of their value. The Company has recognized impairment charges on five of the pooled trust preferred securities. Management believes that the remaining impairment in the value of these securities to be primarily related to illiquidity in the market and therefore not credit related at September 30, 2013.

The contractual maturity of all debt securities held at September 30, 2013 is shown below (in thousands). Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Within 1 year	$15,008	$15,106	—	—
After 1 year but within 5 years	132,709	133,516	$3,465	$3,733
After 5 year but within 10 years	27,227	27,313	—	—
After 10 years	10,033	3,288	—	—
Mortgage-backed securities - residential	346,136	339,912	3,474	3,559

Total	$531,113	$519,135	$6,939	$7,292

4.	Loans

The loan portfolio, excluding loans held for sale, is comprised of the following (in thousands):

	September 30 2013	December 31 2012
Real Estate:
Commercial	$598,996	$550,786
Construction	82,310	74,727
Residential Multi-Family	214,853	196,199
Residential Other	396,477	325,774
Commercial & Industrial	254,723	288,809
Individuals & lease financing	29,420	33,488

Total loans	1,576,779	1,469,783
Deferred loan costs (fees), net	1,209	(2,411)
Allowance for loan losses	(25,863)	(26,612)

Loans, net	$1,552,125	$1,440,760

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

The following table presents the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$25,926	$11,344	$4,112	$6,446	$3,638	$386

Charge-offs	(1,348)	(281)	(94)	(595)	(228)	(150)
Recoveries	518	50	—	293	156	19

Net Charge-offs	(830)	(231)	(94)	(302)	(72)	(131)
Provision for loan losses	767	(303)	424	572	(121)	195

Net change during the period	(63)	(534)	330	270	(193)	64

Balance at end of period	$25,863	$10,810	$4,442	$6,716	$3,445	$450

	Nine months ended September 30, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Charge-offs	(4,790)	(649)	(676)	(2,165)	(903)	(397)
Recoveries	2,213	107	3	1,646	405	52

Net Charge-offs	(2,577)	(542)	(673)	(519)	(498)	(345)
Provision for loan losses	1,828	1,262	1,166	(884)	(134)	418

Net change during the period	(749)	720	493	(1,403)	(632)	73

Balance at end of period	$25,863	$10,810	$4,442	$6,716	$3,445	$450

	Three months ended September 30, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$28,733	$11,592	$4,496	$8,789	$3,420	$436

Charge-offs	(5,628)	(4,372)	1	(1,171)	(128)	42
Recoveries	1,279	563	178	70	464	4

Net Charge-offs	(4,349)	(3,809)	179	(1,101)	336	46
Provision for loan losses	3,723	3,467	(383)	625	76	(62)

Net change during the period	(626)	(342)	(204)	(476)	412	(16)

Balance at end of period	$28,107	$11,250	$4,292	$8,313	$3,832	$420

	Nine months ended September 30, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Balance at beginning of period	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Charge-offs	(12,537)	(4,770)	(1,579)	(2,999)	(2,625)	(564)
Recoveries	2,983	861	179	396	1,029	518

Net Charge-offs	(9,554)	(3,909)	(1,400)	(2,603)	(1,596)	(46)
Provision for loan losses	6,976	2,383	(778)	2,823	2,778	(230)

Net change during the period	(2,578)	(1,526)	(2,178)	220	1,182	(276)

Balance at end of period	$28,107	$11,250	$4,292	$8,313	$3,832	$420

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$25,863	$10,810	$4,442	$6,716	$3,445	$450
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$25,863	$10,810	$4,442	$6,716	$3,445	$450

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,523,675	$576,819	$79,770	$594,026	$243,640	$29,420
Individually evaluated for impairment	53,104	22,177	2,540	17,304	11,083	—

Total ending balance of loans	$1,576,779	$598,996	$82,310	$611,330	$254,723	$29,420

	December 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$26,612	$10,090	$3,949	$8,119	$4,077	$377
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,415,035	$525,579	$70,007	$509,297	$276,664	$33,488
Individually evaluated for impairment	54,748	25,207	4,720	12,676	12,145	—

Total ending balance of loans	$1,469,783	$550,786	$74,727	$521,973	$288,809	$33,488

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing

Loans:
Commercial Real Estate:
Owner occupied	$13,012	—	$15,670	—
Non owner occupied	2,872	—	2,717	—
Construction:
Commercial	879	—	2,478	—
Residential	1,661	—	2,242	—
Residential:
Multifamily	327	—	—	—
1-4 family	12,177	—	8,470	—
Home equity	1,113	—	1,212	—
Commercial & Industrial	1,923	—	2,019	—
Other:
Lease financing and other	—	—	—	—
Overdrafts	—	—	—	—

Total	$33,964	—	$34,808	—

The following table presents the aging of loans (including past due and non-accrual loans) as of September 30, 2013 and December 31, 2012 by class of loans (in thousands):

	September 30, 2013
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current

Loans:
Commercial Real Estate:
Owner occupied	$190,981	$4,802	$460	$2,526	$7,788	$183,193
Non owner occupied	408,015	1,195	—	2,463	3,658	404,357
Construction:
Commercial	41,646	—	—	879	879	40,767
Residential	40,664	—	—	1,661	1,661	39,003
Residential:
Multifamily	214,853	—	—	327	327	214,526
1-4 family	288,970	7,740	—	4,474	12,214	276,756
Home equity	107,507	950	247	1,113	2,310	105,197
Commercial & Industrial	254,723	768	220	1,862	2,850	251,873
Other:
Lease financing and other	27,592	284	3	—	287	27,305
Overdrafts	1,828	—	—	—	—	1,828

Total	$1,576,779	$15,739	$930	$15,305	$31,974	$1,544,805

	December 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current

Loans:
Commercial Real Estate:
Owner occupied	$181,541	$472	—	$9,464	$9,936	$171,605
Non owner occupied	369,245	802	—	2,717	3,519	365,726
Construction:
Commercial	40,708	1,421	—	—	1,421	39,287
Residential	34,019	455	—	2,242	2,697	31,322
Residential:
Multifamily	196,199	—	—	—	—	196,199
1-4 family	215,771	4,506	$91	8,470	13,067	202,704
Home equity	110,003	3,411	321	1,212	4,944	105,059
Commercial & Industrial	288,809	1,938	170	1,479	3,587	285,222
Other:
Lease financing and other	32,104	431	1	—	432	31,672
Overdrafts	1,384	—	—	—	—	1,384

Total	$1,469,783	$13,436	$583	$25,584	$39,603	$1,430,180

Impaired loans and the recorded investment in impaired loans as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial Real Estate:
Owner occupied	$23,518	$19,305	—	$26,235	$22,022	—
Non owner occupied	2,872	2,872	—	4,292	3,185	—
Construction:
Commercial	1,231	879	—	2,735	2,478	—
Residential	3,242	1,661	—	3,242	2,242	—
Residential:
Multifamily	3,267	3,267	—	2,994	2,994	—
1-4 family	14,799	12,849	—	9,726	8,470	—
Home equity	1,705	1,188	—	2,220	1,212	—
Commercial & Industrial	12,186	11,083	—	13,218	12,145	—

Total loans	$62,820	$53,104	—	$64,662	$54,748	—

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan. At September 30, 2013 and December 31, 2012, the Company had no specific reserves allocated, as partial charge-offs were recorded for all identified impairments. Impaired loans as of September 30, 2013 and December 31, 2012 included $39,590 and $27,183, respectively, of loans considered to be troubled debt restructurings (“TDRs”). There were eleven additional loan modifications classified as TDRs during the nine months ended September 30, 2013. The Company is not committed to extending any additional credit to borrowers whose loans are classified as TDRs. As of September 30, 2013, eleven TDRs with carrying amounts of $19,140 were on accrual status and performing in accordance with their modified terms. All other TDRs as of September 30, 2013 were on nonaccrual status. For the nine months ended September 30, 2013 and 2012, there were no TDRs in which there were payment defaults within twelve months following the modification. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Loans:
Commercial Real Estate:
Owner occupied	$19,554	$3	$25,067	$168	$20,742	$10	$23,179	$434
Non owner occupied	3,030	62	2,114	96	3,135	187	5,448	275
Construction:
Commercial	927	—	290	—	1,210	—	2,546	—
Residential	1,661	8	2,929	—	1,822	19	1,586	—
Residential:
Multifamily	3,275	39	2,156	48	3,238	118	1,386	69
1-4 family	13,088	—	8,869	—	12,445	—	5,475	—
Home equity	825	—	1,419	—	708	—	1,607	—
Commercial & Industrial	11,385	106	12,323	—	11,711	327	10,032	—
Lease Financing & Other	—	—	128	—	—	—	85	—

Total	$53,745	$218	$55,295	$312	$55,011	$661	$51,344	$778

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $341 and $820 for the three and nine month periods ended September 30, 2013, respectively, and $452 and $1,320 for the three and nine month periods ended September 30, 2012, respectively. There was no interest income recorded on non accrual loans during the three and nine month periods ended September 30, 2013 and 2012.

During the three and nine months ended September 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans:
Commercial Real Estate:
Owner occupied	—	—	—	—	—	—
Non owner occupied	—	—	—	1	$5,546	$5,546
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	—	—	—
1-4 family	3	$4,440	$4,393	7	9,643	9,419
Home equity	1	75	75	1	75	75
Commercial & Industrial	—	—	—	2	569	538
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—

Total	4	$4,515	$4,468	11	$15,833	$15,579

The TDRs above resulted in charge-offs of $48 and $269 during the three and nine month periods ended September 30, 2013, respectively.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans:
Commercial Real Estate:
Owner occupied	—	—	—	—	—	—
Non owner occupied	—	—	—	—	—	—
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	1	$1,695	$1,695
1-4 family	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial & Industrial	—	—	—	1	10,314	10,314
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—

Total	—	—	—	2	$12,009	$12,009

The TDRs above resulted in charge-offs of $2,595 during the nine month period ended September 30, 2012.

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: value of underlying collateral, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes non-homogeneous loans individually and classifies them as to credit risk on a quarterly basis. The Company uses the following definitions for risk ratings:

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

The following table presents the risk category by class of loans as of September 30, 2013 and December 31, 2012 of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed (in thousands):

	September 30, 2013
	Total	Pass	Special Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$190,981	$151,954	$6,758	$32,269	—
Non owner occupied	408,015	382,613	14,268	11,134	—
Construction:
Commercial	41,646	37,426	—	4,220	—
Residential	40,664	35,176	3,827	1,661	—
Residential:
Multifamily	214,853	209,651	2,664	2,538	—
1-4 family	56,117	37,497	2,449	16,171	—
Home equity	1,307	194	—	1,113	—
Commercial & Industrial	254,723	245,280	4,381	5,062	—
Lease Financing & Other	26,554	26,276	—	278	—

Total loans	$1,234,860	$1,126,067	$34,347	$74,446	—

	December 31, 2012
	Total	Pass	Special Mention	Substandard	Doubtful

Commercial Real Estate:
Owner occupied	$181,541	$132,181	$6,447	$42,913	—
Non owner occupied	369,245	356,960	4,438	7,847	—
Construction:
Commercial	40,708	29,303	5,349	6,056	—
Residential	34,019	28,936	891	4,192	—
Residential:
Multifamily	196,199	193,083	—	3,116	—
1-4 family	89,246	58,480	20,439	10,327	—
Home equity	1,212	—	—	1,212	—
Commercial & Industrial	288,809	270,362	3,368	15,079	—
Lease Financing & Other	31,015	29,842	846	327	—

Total loans	$1,231,994	$1,099,147	$41,778	$91,069	—

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents the delinquency categories by class of loans as of September 30, 2013 and December 31, 2012 for loans evaluated for risk in groups of homogeneous loans (in thousands):

	September 30, 2013
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current

Residential:
1-4 family	$232,853	$37	—	—	$37	$232,816
Home equity	106,200	950	$247	—	1,197	105,003
Other:
Other loans	1,038	11	3	—	14	1,024
Overdrafts	1,828	—	—	—	—	1,828

Total loans	$341,919	$998	$250	—	$1,248	$340,671

	December 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current

Residential:
1-4 family	$126,525	—	$91	—	$91	$126,434
Home equity	108,791	$3,411	321	—	3,732	105,059
Other:
Other loans	1,089	30	1	—	31	1,058
Overdrafts	1,384	—	—	—	—	1,384

Total loans	$237,789	$3,441	$413	—	$3,854	$233,935

5.	Earnings Per Share

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

The following table presents the calculation of earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(000’s except share data)

Net income	$2,495	$3,134	$9,633	$26,108
Less: Dividends paid on and earnings allocated to participating securities	40	18	136	68

Income attributable to common stock	$2,455	$3,116	$9,497	$26,040

Weighted average common shares outstanding, including participating securities	19,902,465	19,636,014	19,866,599	19,602,815
Less: Weighted average participating securities	304,970	97,342	285,361	67,599

Weighted average common shares outstanding	19,597,495	19,538,672	19,581,238	19,535,216

Basic earnings per common share	$0.13	$0.16	$0.49	$1.33

Income attributable to common stock	$2,455	$3,116	$9,497	$26,040

Weighted average common shares outstanding	19,597,495	19,538,672	19,581,238	19,535,216
Weighted average common equivalent shares outstanding	—	6,676	—	9,784

Weighted average common and equivalent shares outstanding	19,597,495	19,545,348	19,581,238	19,545,000

Diluted earnings per common share	$0.13	$0.16	$0.49	$1.33

Dividends per common share	$0.06	$0.18	$0.18	$0.54

There were 342,733 and 259,271 options outstanding for the three months ended September 30, 2013, and 2012, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were 349,534 and 370,041 options outstanding for the nine months ended September 30, 2013, and 2012, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

6.	Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$131	$110	$393	$329
Interest cost	152	164	457	476
Amortization of prior service cost	(54)	(58)	(163)	(175)
Amortization of net loss	209	168	628	503

Net periodic pension cost	$438	$384	$1,315	$1,133

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2012 Annual Report on Form 10-K that it expected to contribute $923 to the unfunded defined benefit plans during 2013. For the three and nine month periods ended September 30, 2013, the Company contributed $225 and $675 to these plans, respectively.

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

The following table summarizes stock-based compensation activity for the nine month period ended September 30, 2013:

Prior Option Plans (1):	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value (2) ($000’s)	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2012	428,111	$20.21
Granted	—	—
Exercised	(14,002)	17.03
Cancelled or Expired	(71,376)	16.92

Outstanding at September 30, 2013	342,733	21.03	112	1.6

Exercisable at September 30, 2013	342,733	21.03	112	1.6

Nonvested at September 30, 2013	—	—

2010 Omnibus Incentive Plan (1):

Nonvested at December 31, 2012	202,005	$16.25
Granted at fair value	148,353	16.06
Restriction released	(46,791)	16.14
Cancelled	(3,293)	17.22

Nonvested at September 30, 2013	300,274	16.16

Available for grant at December 31, 2012	1,121,322
Restricted stock awards	(148,353)	$16.06
Unissued or cancelled	3,293	17.22

Available for future grant	976,262

(1)	2010 Omnibus Incentive Plan includes restricted stock awards while prior option plans do not.
(2)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the nine month period ended September 30, 2013 or the year ended December 31, 2012.

There was no net compensation expense related to stock options included in net income for the nine month period ended September 30, 2013. Net compensation expense of $37 related to the Company’s stock options was included in net income for the nine month period ended September 30, 2012. The tax effect related thereto was ($2). There was no remaining unrecognized compensation expense related to stock options at September 30, 2013.

Compensation expense of $888 and $343 related to the Company’s restricted stock awards was included in net income for the nine month periods ended September 30, 2013 and 2012, respectively. The tax effect related thereto was $361 and $137, respectively. Unrecognized compensation expense related to restricted stock awards totaled $3,590 at September 30, 2013. This expense is expected to be recognized over a remaining weighted average period of 2.5 years.

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

Investment Securities — The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges, if available (Level 1), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input. The Company’s available for sale securities at September 30, 2013 and December 31, 2012 include several pooled trust preferred instruments. The downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these instruments. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments. The fair values of Level 3 investment securities are determined by the Company’s Controller and Investment Officer who report to the Chief Financial Officer. See Note 3 “Securities” for further discussion of pooled trust preferred securities.

Impaired Loans — At the time a loan is considered impaired, it is valued at lower of cost or fair value. Impaired loans carried at fair value generally are partially charged off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals adjusted for market conditions and costs to sell. Management may apply additional discounts based on changes in the market from the time of valuation. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining value. Non real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 (dollars in thousands):

Asset	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans - commercial real estate	$5,030	Sales comparison or income approach	Capitalization rate	8%

Impaired - loans construction	$2,540	Sales comparison approach	Discounts to appraisals for market conditions	0%-21% (7%)

Impaired loans - residential real estate	$11,617	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-7% (1%)

Impaired loans - commercial and industrial	$1,390	Sales comparison approach - secondary collateral	Discounts to appraisals for market conditions	7% (7%)

Asset	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans - commercial real estate	$6,835	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-62% (8%)
			Capitalization rate	8%

Impaired - loans construction	$3,219	Sales comparison approach	Discounts to appraisals for market conditions	0%-21% (6%)

Impaired loans - residential real estate	$8,514	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-47% (4%)

Impaired loans - commercial and industrial	$1,737	Sales comparison approach - secondary collateral	Discounts to appraisals for market conditions	7% (7%)

Other real estate owned	$250	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Loans held for sale	$2,317	Third party bids	Bids from interested third parties	60%-65% (64%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (dollars in thousands):

Asset	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Trust preferred securities	$3,288	Discounted cash flow	Specific issuer default rates	33%-63% (46%)

			Specific issuer default severity	79%-94% (89%)

			Annual prepayment rate	1%

			Projected annual nonspecific issuer default rates	0.25%-1.00%

			Projected annual nonspecific issuer default severity	85%

			Present value discount rate	22.5%

Asset	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Trust preferred securities	$2,950	Discounted cash flow	Specific issuer default rates	34%-61% (45%)

			Specific issuer default severity	83%-92% (89%)

			Annual prepayment rate	1%

			Projected annual nonspecific issuer default rates	0.25%-1.00%

			Projected annual nonspecific issuer default severity	85%

			Present value discount rate	22.5%

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at
	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$89,401	—	$89,401
Mortgage-backed securities - residential	—	339,911	—	339,911
Obligations of states and political subdivisions	—	85,742	—	85,742
Other debt securities	—	793	$3,288	4,081
Mutual funds and other equity securities	$10,265	—	—	10,265

Total assets at fair value	$10,265	$515,847	$3,288	$529,400

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$5,030	$5,030
Construction	—	—	2,540	2,540
Residential	—	—	11,617	11,617
Commercial & Industrial	—	—	1,390	1,390

Total assets at fair value	—	—	$20,577	$20,577

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on September 30, 2013 was $20,577 for which no specific allowance has been established within the allowance for loan losses. During the nine months ended September 30, 2013, $676 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

	Fair Value Measurements at
	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(000’s)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$53,223	—	$53,223
Mortgage-backed securities - residential	—	295,088	—	295,088
Obligations of states and political subdivisions	—	82,602	—	82,602
Other debt securities	—	798	$2,950	3,748
Mutual funds and other equity securities	$10,409	—	—	10,409

Total assets at fair value	$10,409	$431,711	$2,950	$445,070

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$6,835	$6,835
Construction	—	—	3,219	3,219
Residential	—	—	8,514	8,514
Commercial & Industrial	—	—	1,737	1,737
Loans held for sale (2)	—	—	2,317	2,317
Other real estate owned (3)	—	—	250	250

Total assets at fair value	—	—	$22,872	$22,872

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2012 was $20,305 for which no specific allowance has been established within the allowance for loan losses. During 2012, $7,344 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.
(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.
(3)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2012 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2013 and 2012:

	Level 3 Assets Measured
	on a Recurring Basis
	Three Months Ended Sep 30		Nine Months Ended Sep 30
	2013	2012	2013	2012
	(000’s)		(000’s)
Balance at beginning of period	$3,335	$2,768	$2,950	$2,816
Additions to Level 3	54	49	213	257
Net unrealized gain included in other comprehensive income (1)	276	699	826	1,122
Principal payments	(377)	(520)	(701)	(671)
Recognized impairment charge included in the statement of income (2)	—	—	—	(528)

Balance at end of period	$3,288	$2,996	$3,288	$2,996

(1)	Reported under “Gains recognized in comprehensive income”
(2)	Reported under “Net impairment loss recognized in earnings”

9.	Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2013 and December 31, 2012 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at September 30, 2013 and December 31, 2012 were as follows (in millions):

September 30, 2013			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$795.5	$795.5	$795.5	—	—
Held to maturity securities and accrued interest	6.9	7.3	—	$7.3	—
FHLB Stock	3.5	N/A	—	—	—
Loans and accrued interest	1,562.9	1,584.5	—	—	$1,584.5

Liabilities:
Deposits with no stated maturity and accrued interest	2,546.3	2,546.3	2,546.3	—	—
Time deposits and accrued interest	118.8	118.9	—	118.9	—
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	21.0	21.0	21.0	—	—
Other borrowings and accrued interest	16.5	14.7	—	14.7	—

December 31, 2012			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets for which carrying value approximates fair value	$846.8	$846.8	$846.8	—	—
Held to maturity securities and accrued interest	10.2	10.8	—	$10.8	—
FHLB Stock	4.8	N/A	—	—	—
Loans and accrued interest	1,453.2	1,490.2	—	—	$1,490.2

Liabilities:
Deposits with no stated maturity and accrued interest	2,387.7	2,387.7	2,387.7	—	—
Time deposits and accrued interest	132.4	132.7	—	132.7	—
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	34.6	34.6	34.6	—	—
Other borrowings and accrued interest	16.5	14.2	—	14.2	—

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

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and accrued benefit liability adjustments which are also recognized as separate components of equity. Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$624	$(1,473)	$(849)
Other comprehensive loss before reclassification	(7,707)	—	(7,707)
Amounts reclassified from accumulated other comprehensive income	—	280	280

Net other comprehensive (loss) income during period	(7,707)	280	(7,427)

Balance at September 30, 2013	$(7,083)	$(1,193)	$(8,276)

Balance at January 1, 2012	$2,924	$(1,198)	$1,726
Other comprehensive (loss) income before reclassification	(1,211)	62	(1,149)
Amounts reclassified from accumulated other comprehensive income	312	196	508

Net other comprehensive (loss) income during period	(899)	258	(641)

Balance at September 30, 2012	$2,025	$(940)	$1,085

The following table represents the reclassification out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Unrealized gains (losses) on securities available for sale:
Realized gains (losses) on securities transactions	—	—	—	—
Other-than-temporary impairment charges	—	—	—	$(528)
Income tax expense	—	—	—	216

Net of tax	—	—	—	(312)

Amortization of pension and post-retirement benefit items:
Amortization of net actuarial loss	$(209)	$(168)	$(628)	(503)
Amortization of prior service cost	54	58	163	175
Income tax expense	61	44	185	132

Net of tax	(94)	(66)	(280)	(196)

Total reclassifications, net of tax	$(94)	$(66)	$(280)	$(508)

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

12.	Other Disclosures

As previously disclosed, the SEC and DOL conducted investigations related to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”). The Company and ARS recorded $2,900 of legal and other expenses related to this matter, $1,200 of which was expensed in the first quarter of 2012 and the remainder in the fourth quarter of 2011. In the third quarter of 2013, the Company and ARS reached a settlement of these matters and all known amounts due had been provided for.

As of July 2013, the Company completed its previously announced plans to consolidate or close its six Connecticut branches and two branches in New York. As a result of these actions, three buildings, with a combined book value of $6,270, were sold. As a result of these sales the Company recorded a net pretax gain of $245 which is included in “Other income” in the Consolidated Statements of Income. In addition, also as a result of the aforementioned branch consolidations and closings, in the third quarter of 2013 the Company recorded $1,303 of pretax expenses, $975 of which were impairment charges related to leasehold improvements of closed branches and $328 for estimated losses related to the remaining terms of related leases. These expenses are included in “Other operating expenses” in the Consolidated Statements of Income.

13.	Subsequent Events

As previously disclosed, since April 24, 2012, Hudson Valley Bank has been operating under a formal written agreement with the OCC, whereby the Bank committed to adopt best practices modeled on those of the nation’s larger financial institutions and other evolving expectations of community banks. As required by the agreement, in the second quarter of 2012, the Bank submitted a capital plan designed to address regulatory concerns. The Bank has been operating since that time in accordance with that capital plan without regulatory objection. In addition, as previously disclosed, Hudson Valley Bank, by letter agreement dated October 9, 2009, had agreed to maintain individual capital ratios which were in excess of “well capitalized” levels generally applicable to banks under current regulations. On October 31, 2013, Hudson Valley Holding Corp announced that both the 2009 and 2012 agreements have been terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2013 and December 31, 2012, and the consolidated results of operations for the three and nine month periods ended September 30, 2013 and September 30, 2012. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2012 Annual Report on Form 10-K.

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

The Company recorded net income for the three month period ended September 30, 2013 of $2.5 million or $0.13 per diluted share, a decrease of $0.6 million compared to net income of $3.1 million or $0.16 per diluted share for the same period in the prior year. Net income for the nine month period ended September 30, 2013 was $9.6 million or $0.49 per diluted share, a decrease of $16.5 million compared to net income of $26.1 million or $1.33 per diluted share for the same period in the prior year. Noninterest expense for the three and nine month period ended September 30, 2013, included a non-recurring $1.3 million pre-tax write-off associated with branch consolidations completed earlier in the year. Noninterest income in the first quarter of 2012 included a pretax gain of $15.9 million resulting from the successful completion of approximately $470 million of loan sales announced in the fourth quarter of 2011 as part of the Company’s efforts to reduce the levels of nonperforming and other classified loans, and also to reduce the overall concentration in commercial real estate loans.

The decreases in earnings for the three and nine month periods ended September 30, 2013, compared to the same periods in the prior year, were a result of lower net interest income and lower noninterest income, partially offset by lower provisions for loan losses and lower income taxes. The decrease in net interest income for the three months ended September 30, 2013, compared to the prior year period resulted primarily from a decrease in the net interest margin to 2.99 percent for the third quarter of 2013 from 3.60 percent for the same period in the prior year. This decrease resulted from significant changes in the composition of interest earning assets resulting from the combined effects of previously reported loan sales in the first quarter of 2012 and continued low interest rates. Earnings for 2013 continue to be adversely affected by significant excess liquidity remaining from the proceeds of the aforementioned loan sales and the continuing effects of historically low interest rates on yields available on new loans and investments.

Total loans, excluding loans held for sale, increased $107.0 million to $1,576.8 million at September 30, 2013, compared to $1,469.8 million at the prior year end. The increase was primarily the result of $279.7 million in loan originations and purchases, partially offset by pay downs and payoffs of existing loans. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased to $34.0 million at September 30, 2013, compared to $35.1 million at December 31, 2012. Overall asset quality showed improvement during 2013 but continues to be adversely affected by the current state of the economy and the real estate market. Overall reductions in classified, nonperforming and delinquent loans have resulted from the Company’s aggressive strategies for resolving problem assets and from the slow improvement in the overall economy. However, levels of nonperforming and classified loans remain at elevated levels. As a result of these factors, the Company has continued to maintain the allowance for loan losses at a higher than normal level, while recognizing the measurable improvements in overall asset quality and the general economic outlook. The provision for loan losses totaled $0.8 million and $1.8 million, respectively, for the three and nine month periods ended September 30, 2013, compared to $3.7 million and $7.0 million, respectively, for the same periods in the prior year. The 2013 provisions were lower than in 2012 reflecting improvements in overall asset quality, and significant reductions in net charge-offs during the first nine months of 2013 primarily due to recoveries, compared to the same periods in the prior year.

Total deposits increased by $145.0 million to $2,664.9 million during the nine month period ended September 30, 2013, compared to $2.520.0 million at the prior year end. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits including deposits which are obtained on a bid basis.

Liquidity remaining from the 2012 loan sales and from deposit growth in excess of loan and investment growth was retained in the Company’s short-term liquidity portfolios, available to fund future loan growth. With interest rates remaining at historical low levels, this continued high level of liquidity contributed to significant margin compression. The net interest margin was 2.99 percent and 3.07 percent, respectively, for the three and nine month periods ended September 30, 2013, compared to 3.60 percent and 4.09 percent, respectively, for the same periods in the prior year. The Company has increased its efforts to redeploy excess liquidity, including purchases of $78.5 million of 1-4 family residential mortgage loans late in the third quarter of 2013 and increased origination activity in other portfolio sectors. While these efforts will have a positive effect on the net interest margin going forward, the offsetting effects of the continuation of historically low interest rates on the reinvestment of maturing loans and investments may result in additional downward pressure on the net interest margin.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income decreased by $3.1 million or 12.7 percent to $21.4 million for the three month period ended September 30, 2013, compared to $24.5 million for the same period in the prior year. Tax equivalent basis net interest income decreased by $17.9 million or 21.8 percent to $64.5 million for the nine month period ended September 30, 2013, compared to $82.4 million for the same period in the prior year. The effect of the adjustment to a tax equivalent basis was $0.4 million and $1.2 million, respectively, for the three and nine month periods ended September 30, 2013, compared to $0.4 million and $1.5 million, respectively, for the same periods in the prior year.

The Company’s noninterest income was $4.2 million and $12.6 million, respectively, for the three and nine month periods ended September 30, 2013. This represented decreases of $0.2 million or 4.5 percent and $16.9 million or 57.3 percent, respectively, compared to $4.4 million and $29.5 million, respectively, for the same periods in the prior year. The decreases for the three and nine month periods ended September 30, 2013, compared to the same periods in the prior year, resulted from lower service fees and lower investment advisory fees, partially offset by higher other income. The decrease for the nine month period ended September 30, 2013, compared to the same period in the prior year, also resulted from a nonrecurring $15.9 million pretax gain on sales of loans completed in the first quarter of 2012. Investment advisory fee income was lower in 2013 primarily due to a reduction in assets under management. Service charges decreased due to decreased activity. There were no pretax impairment charges on securities available-for-sale recorded during the first nine months of 2013. Pre-tax impairment charges on securities available-for-sale were $0.5 million for the nine month period ended September 30, 2012. The impairment charges were related to the Company’s investments in pooled trust preferred securities.

Noninterest expense was $21.5 million and $61.0 million, respectively, for the three and nine month periods ended September 30, 2013. This represented an increase of $1.5 million or 7.5 percent and a decrease of $0.9 million or 1.5 percent, respectively, compared to $20.0 million and $61.9 million, respectively, for the same periods in the prior year. The increase for the three month period ended September 30, 2013, was primarily due to a non-recurring $1.3 million pre-tax write-off associated with branch consolidations completed earlier in the year. The decrease for the nine month period ended September 30, 2013, reflected reductions in personnel and other costs resulting from cost saving initiatives implemented, including closings of certain unprofitable branches, a decrease in costs associated with problem loan resolution and a decrease in occupancy expense, partially offset by the $1.3 million pre-tax write-off associated with branch consolidations, an increase in FDIC insurance premiums, increases related to the investment in technology and personnel to accommodate growth, expansion of services and products available to new and existing customers and expansion of the Company’s regulatory compliance capabilities.

As previously disclosed, since April 24, 2012, Hudson Valley Bank has been operating under a formal written agreement with the OCC, whereby the Bank committed to adopt best practices modeled on those of the nation’s larger financial institutions and other evolving expectations of community banks. As required by the agreement, in the second quarter of 2012, the Bank submitted a capital plan designed to address regulatory concerns. The Bank has been operating since that time in accordance with that capital plan without regulatory objection. In addition, as previously disclosed, Hudson Valley Bank, by letter agreement dated October 9, 2009, had agreed to maintain individual capital ratios which were in excess of “well capitalized” levels generally applicable to banks under current regulations. On October 31, 2013, Hudson Valley Holding Corp announced that both the 2009 and 2012 agreements have been terminated.

Hudson Valley’s capital ratios remain significantly in excess of “well capitalized” levels generally applicable to banks under current regulations. At September 30, 2013, Hudson Valley Holding Corp. posted a total risk-based capital ratio of 17.2 percent, a Tier 1 risk-based capital ratio of 15.9 percent, and a Tier 1 leverage ratio of 9.2 percent. At September 30, 2013, Hudson Valley Bank, N.A. posted a total risk-based capital ratio of 16.9 percent, a Tier 1 risk-based capital ratio of 15.7 percent, and a Tier 1 leverage ratio of 9.0 percent.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors. There have been no changes to the Company’s critical accounting policies during the nine months ended September 30, 2013.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2013 and September 30, 2012

Summary of Results

The Company recorded net income of $2.5 million or $0.13 per diluted share and $9.6 million or $0.49 per diluted share for the three and nine month periods ended September 30, 2013, respectively, compared to net income of $3.1 million or $0.16 per diluted share and $26.1 million or $1.33 per diluted share for the same periods in the prior year. The decrease in net income for the three month period ended September 30, 2013, compared to the same period in the prior year, was the result of lower net interest income, lower noninterest income and higher noninterest expense, partially offset by a lower provision for loan losses and lower income taxes. The decrease in net income for the nine month period ended September 30, 2013, compared to the same period in the prior year, was the result of lower net interest income, lower noninterest income and lower noninterest expense, partially offset by a lower provision for loan losses. The decrease in net interest income for the three and nine month periods ended September 30, 2013, compared to the prior year periods resulted primarily from decreases in the net interest margin to 2.99 percent and 3.07 percent for three and nine months ended September 30, 2013, respectively, from 3.60 percent and 4.09 percent for the same periods in the prior year. These decreases resulted from significant changes in the composition of average interest earning assets resulting from the combined effects of previously reported loan sales in the first quarter of 2012 and continued low interest rates. Noninterest income in the first quarter of 2012 included a pretax gain of $15.9 million resulting from the loan sales. The provision for loan losses totaled $0.8 million and $1.8 million for the three and nine month periods ended September 30, 2013, compared to $3.7 million and $7.0 million for the same periods in the prior year, reflecting improvements achieved in the resolutions of classified and nonperforming loans, partially offset by some continued weakness in the overall economy, and the continued effects of this weakness on the Company’s overall asset quality.

Annualized returns on average stockholders’ equity and average assets were 3.4 percent and 0.3 percent for the three month period ended September 30, 2013, compared to 4.3 percent and 0.4 percent for the same period in the prior year. Annualized returns on average stockholders’ equity and average assets were 4.4 percent and 0.4 percent for the nine month period ended September 30, 2013, compared to 12.0 percent and 1.2 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 3.4 percent and 4.4 percent for the three and nine month periods ended September 30, 2013, compared to 4.3 and 12.1 percent for the same periods in the prior year. Adjusted average stockholders’ equity excludes the effects of average net unrealized losses on securities available for sale, net of tax, of $7.8 million and $3.0 million for the three and nine month periods ended September 30, 2013, and average net unrealized losses (gains) on securities available for sale, net of tax, of $0.5 million and ($1.5) million for the same periods in the prior year. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the periods indicated, as well as total interest and corresponding yields and rates.

	(Dollars in thousands)
	Three Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (3)	Rate	Balance	Interest (3)	Rate
	(Unaudited)
ASSETS
Interest earning assets:
Deposits in Banks	$807,764	$548	0.27%	$696,798	$381	0.22%
Federal funds sold	19,360	8	0.17%	22,782	11	0.19%
Securities: (1)
Taxable	462,622	2,352	2.03%	367,206	2,902	3.16%
Exempt from federal income taxes	83,681	1,070	5.11%	86,429	1,224	5.66%
Loans, net (2)	1,450,338	18,805	5.19%	1,505,942	21,619	5.74%

Total interest earning assets	2,823,765	22,783	3.23%	2,679,157	26,137	3.90%

Non interest earning assets:
Cash & due from banks	59,577			50,526
Other assets	132,410			146,062

Total non interest earning assets	191,987			196,588

Total assets	$3,015,752			$2,875,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$886,735	$739	0.33%	$874,877	$841	0.38%
Savings	126,827	80	0.25%	125,759	146	0.46%
Time	120,797	148	0.49%	136,459	194	0.57%
Checking with interest	488,219	240	0.20%	383,258	212	0.22%
Securities sold under repo & other s/t borrowings	27,743	6	0.09%	48,082	18	0.15%
Other borrowings	16,402	183	4.46%	16,441	183	4.45%

Total interest bearing liabilities	1,666,723	1,396	0.34%	1,584,876	1,594	0.40%

Non interest bearing liabilities:
Demand deposits	1,015,931			969,025
Other liabilities	35,887			31,204

Total non interest bearing liabilities	1,051,818			1,000,229

Stockholders’ equity (1)	297,211			290,640

Total liabilities and stockholders’ equity	$3,015,752			$2,875,745

Net interest earnings		$21,387			$24,543

Net yield on interest earning assets			3.03%			3.66%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.

	(Dollars in thousands)
	Nine Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (3)	Rate	Balance	Interest (3)	Rate
	(Unaudited)
ASSETS
Interest earning assets:
Deposits in Banks	$794,649	$1,536	0.26%	$451,380	$735	0.22%
Federal funds sold	22,711	30	0.18%	18,707	28	0.20%
Securities: (1)
Taxable	423,549	6,937	2.18%	378,363	9,355	3.30%
Exempt from federal income taxes	83,268	3,452	5.53%	94,650	4,295	6.05%
Loans, net (2)	1,427,552	56,890	5.31%	1,692,823	73,197	5.77%

Total interest earning assets	2,751,729	68,845	3.34%	2,635,923	87,610	4.43%

Non interest earning assets:
Cash & due from banks	57,393			48,748
Other assets	133,755			151,766

Total non interest earning assets	191,148			200,514

Total assets	$2,942,877			$2,836,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$881,208	$2,364	0.36%	$904,794	$2,997	0.44%
Savings	127,014	267	0.28%	122,711	407	0.44%
Time	124,591	466	0.50%	140,774	659	0.62%
Checking with interest	433,088	649	0.20%	347,664	494	0.19%
Securities sold under repo & other s/t borrowings	27,926	22	0.11%	48,791	85	0.23%
Other borrowings	16,412	542	4.40%	16,450	546	4.43%

Total interest bearing liabilities	1,610,239	4,310	0.36%	1,581,184	5,188	0.44%

Non interest bearing liabilities:
Demand deposits	1,007,336			938,938
Other liabilities	30,960			28,421

Total non interest bearing liabilities	1,038,296			967,359

Stockholders’ equity (1)	294,342			287,894

Total liabilities and stockholders’ equity	$2,942,877			$2,836,437

Net interest earnings		$64,535			$82,422

Net yield on interest earning assets			3.13%			4.17%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the table below. Also, see the non-GAAP financial disclosures and reconciliation to GAAP table below.

Non-GAAP Reconciliation to GAAP

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(000’s)
Total average interest earning assets:
As reported	$2,810,870	$2,678,046	$2,746,618	$2,637,934
Unrealized (loss) gain on securities available for sale (1)	(12,895)	(1,111)	(5,111)	2,011

Adjusted total average interest earning assets	$2,823,765	$2,679,157	$2,751,729	$2,635,923

Net interest earnings:
As reported	$21,012	$24,114	$63,327	$80,919
Adjustment to tax equivalency basis (2)	375	429	1,208	1,503

Adjusted net interest earnings	$21,387	$24,543	$64,535	$82,422

Net yield on interest earning assets:
As reported	2.99%	3.60%	3.07%	4.09%
Effects of (1) and (2) above	0.04%	0.06%	0.06%	0.08%

Adjusted net yield on interest earning assets	3.03%	3.66%	3.13%	4.17%

Average stockholders’ equity:
As reported	$289,395	$290,189	$291,315	$289,345
Effects of (1) and (2) above	(7,816)	(451)	(3,027)	1,451

Adjusted average stockholders’ equity	$297,211	$290,640	$294,342	$287,894

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the three and nine month periods ended September 30, 2013 and 2012:

	(000’s)			(000’s)
	Three Month Period Increase			Nine Month Period Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Volume	Rate	Total (1)	Volume	Rate	Total (1)

Interest income:
Deposits in Banks	$61	$106	$167	$559	$242	$801
Federal funds sold	(2)	(1)	(3)	6	(4)	2
Securities:
Taxable	754	(1,304)	(550)	1,117	(3,535)	(2,418)
Exempt from federal income taxes (2)	(39)	(115)	(154)	(516)	(327)	(843)
Loans, net	(798)	(2,016)	(2,814)	(11,470)	(4,837)	(16,307)

Total interest income	(24)	(3,330)	(3,354)	(10,304)	(8,461)	(18,765)

Interest expense:
Deposits:
Money market	11	(113)	(102)	(78)	(555)	(633)
Savings	1	(67)	(66)	14	(154)	(140)
Time	(22)	(24)	(46)	(76)	(117)	(193)
Checking with interest	58	(30)	28	121	34	155
Securities sold under repo & other s/t borrowings	(8)	(4)	(12)	(36)	(27)	(63)
Other borrowings	—	—	—	(1)	(3)	(4)

Total interest expense	40	(238)	(198)	(56)	(822)	(878)

Decrease in interest differential	$(64)	$(3,092)	$(3,156)	$(10,248)	$(7,639)	$(17,887)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2013 and 2012.

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

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. As previously noted in the Company’s 2012 Annual Report on Form 10-K, the Company has experienced an extended period of severe negative economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans, and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans. During this period of economic difficulty and low interest rates, the Company took various steps to address these issues. These steps included repositioning its securities portfolio, reducing higher cost term borrowings and, during the first half of 2012, executing significant loan sales for the purpose of reducing commercial real estate concentrations and overall levels of classified and nonperforming loans. These actions have resulted in significant margin compression, as a result of the impact of only partial redeployment of proceeds from loan sales completed in the first quarter of 2012 together with the continuation of historically low interest rate levels. The Company expects the pace of margin compression to moderate in 2013 compared to the prior year. The Company expects stabilizing net interest margin as mid- and long-term interest rates begin to rise and the Company continues to make progress on deploying cash into earning assets. The Company has implemented increased levels of investment securities purchases, new lending initiatives designed to address both near and long term redeployment of available liquidity and diversification of the balance sheet. These initiatives include asset purchases, including $78.5 million of 1-4 family residential mortgages completed late in the third quarter of 2013, loan participations with other institutions and the development of internal ability to originate, underwrite and service leasing and other non-commercial real estate credits. Management believes that the continued results of these efforts will enable the Company, given the difficulties encountered during the recent financial crisis, to maximize its net interest income, address regulatory concerns, and effectively reposition its portfolios from both asset composition and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, decreased by $3.1 million or 12.7 percent to $21.4 million and by $17.9 million or 21.7 percent to $64.5 million, respectively, for the three and nine month periods ended September 30, 2013, compared to $24.5 million and $82.4 million, respectively, for the same periods in the prior year. Net interest income was lower partially due to decreases in tax equivalent basis net interest margin to 3.03 percent and 3.13 percent for the three and nine month periods ended September 30, 2013, respectively, compared to 3.66 percent and 4.17 percent for the same periods in the prior year, and generally lower interest rates. The decrease in net interest income was also partially offset by the increase in adjusted average interest earning assets over average interest bearing liabilities of $62.8 million or 5.7 percent to $1,157.1 million, and $86.8 million or 8.2 percent to $1,141.5 million, respectively, for the three and nine month periods ended September 30, 2013, compared to $1,094.3 million and $1,054.7 million for the same periods in the prior year. Net interest income in accordance with GAAP decreased by $3.1 million or 12.9 percent to $21.0 million and by $17.6 million or 21.8 percent to $63.3 million for the three and nine month periods ended September 30, 2013, respectively, compared to $24.1 million and $80.9 million for the same periods in the prior year.

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

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume decreases in federal funds sold, average loans and a lower average yield on interest earning assets, partially offset by volume increases in investments and interest bearing deposits resulted in lower interest income for the three month period ended September 30, 2013, compared to the same period in the prior year. Volume decreases in average loans and a lower average yield on interest earning assets, partially offset by volume increases in federal funds sold, investments and interest bearing deposits resulted in lower interest income for the nine month period ended September 30, 2013, compared to the same period in the prior year. Adjusted average interest earning assets for the three and nine month periods ended September 30, 2013, increased $144.6 million or 5.4 percent to $2,823.8 million from $2,679.2 million and increased $115.8 million or 4.4 percent to $2,751.7 million from $2,635.9 million, respectively, for the same periods in the prior year.

Loans are the largest component of interest earning assets. Average net loans decreased $55.6 million or 3.7 percent to $1,450.3 million, for the three month period ended September 30, 2013, compared to $1,505.9 million for the same period in the prior year. The reduction in average loans resulted from only partial redeployment of proceeds from the previously reported loan sales completed at the end of the first quarter of 2012 and payoffs and pay downs in excess of production. The previously mentioned purchases of $78.5 million of 1-4 family residential mortgages in the third quarter of 2013 did not have a significant effect on third quarter average balances or earnings as the purchases closed in the last few days of the quarter. The average yield on loans was 5.19 percent for the three month period ended September 30, 2013, compared to 5.74 percent for the same period in the prior year. This reduction resulted primarily from continued historically low interest rates and their effect on the yield of new and renewing loans. As a result, interest income on loans was lower for the three month period ended September 30, 2013, compared to the same period in the prior year, due to lower volume and lower average interest rates. Average net loans decreased $265.2 million or 15.7 percent to $1,427.6 million, for the nine month period ended September 30, 2013, compared to $1,692.8 million for the same period in the prior year. The reduction in average loans resulted from only partial redeployment of proceeds from the previously reported loan sales completed at the end of the first quarter of 2012 and payoffs and pay downs in excess of production. The average yield on loans was 5.31 percent for the nine month period ended September 30, 2013, compared to 5.77 percent for the same period in the prior year. This reduction resulted primarily from continued historically low interest rates and their effect on the yield of new and renewing loans. As a result, interest income on loans was lower for the nine month period ended September 30, 2013, compared to the same period in the prior year, due to lower volume and lower average interest rates.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $92.7 million or 20.4 percent to $546.3 million for the three month period ended September 30, 2013, compared to $453.6 million for the same period in the prior year. The increase in average total securities resulted primarily from significant purchases during the period. The average tax equivalent basis yield on securities was 2.51 percent for the three month period ended September 30, 2013, compared to 3.64 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three month period ended September 30, 2013, compared to the same period in the prior year, due to lower interest rates, partially offset by higher volume. Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $33.8 million or 7.1 percent to $506.8 million for the nine month period ended September 30, 2013, compared to $473.0 million for the same period in the prior year. The increase in average total securities resulted primarily from significant purchases during the period. The average tax equivalent basis yield on securities was 2.73 percent for the nine month period ended September 30, 2013, compared to 3.85 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three month period ended September 30, 2013, compared to the same period in the prior year, due to lower interest rates partially offset by higher volume. Increases or decreases in average FHLB stock result from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.2 million or 12.5 percent to $1.4 million for the three month period ended September 30, 2013, compared to $1.6 million for the same period in the prior year. Average interest bearing liabilities increased $81.8 million or 5.2 percent to $1,666.7 million for the three month period ended September 30, 2013, compared to $1,584.9 million for the same period in the prior year. The increase in average interest bearing liabilities for the three month period ended September 30, 2013, compared to the same period in the prior year, was due to volume increases in interest bearing deposits, which was partially offset by volume decreases in securities sold under repurchase agreements, other short-term borrowings and other borrowings. The average interest rate paid on interest bearing liabilities was 0.34 percent for the three month period ended September 30, 2013, compared to 0.40 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three month period ended September 30, 2013, compared to the same period in the prior year due to lower interest rates, partially offset by higher volume. Interest expense decreased $0.9 million or 17.3 percent to $4.3 million for the nine month period ended September 30, 2013, compared to $5.2 million for the same period in the prior year. Average interest bearing liabilities increased $29.0 million or 1.8 percent to $1,610.2 million for the nine month period ended September 30, 2013, compared to $1,581.2 million for the same period in the prior year. The increase in average interest bearing liabilities for the nine month period ended September 30, 2013, compared to the same period in the prior year, was due to volume increases in interest bearing deposits partially offset by volume decreases in securities sold under repurchase agreements and other short-term borrowings. The average interest rate paid on interest bearing liabilities was 0.36 percent for the nine month period ended September 30, 2013, compared to 0.44 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the nine month period ended September 30, 2013, compared to the same period in the prior year due to lower interest rates, partially offset by higher volume.

Average noninterest bearing demand deposits increased $46.9 million or 4.8 percent to $1,015.9 million and $68.4 million or 7.3 percent to $1,007.3 million for the three and nine month periods ended September 30, 2013, respectively, compared to $969.0 million and $938.9 million for the same periods in the prior year. Noninterest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the three and nine month periods ended September 30, 2013 and 2012 is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2013	2012	2013	2012
Average interest rate on:
Total average interest earning assets	3.23%	3.90%	3.34%	4.43%
Total average interest bearing liabilities	0.34%	0.40%	0.36%	0.44%
Total interest rate spread	2.89%	3.50%	2.98%	3.99%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The Company recorded a provision for loan losses of $0.8 million and $1.8 million for the three and nine month periods ended September 30, 2013, respectively, compared to $3.7 million and $7.0 million for the same periods in the prior year, reflecting improvements achieved in the resolutions of classified and nonperforming loans, partially offset by continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. See “Allowance for Loan Losses” for further discussion.

Non-Interest Income

The Company’s noninterest income decreased $0.2 million or 4.5 percent to $4.2 million, and $16.9 million or 57.3 percent to $12.6 million for the three and nine month periods ended September 30, 2013, respectively, compared to $4.4 million and $29.5 million for the same periods in the prior year. The decreases in the 2013 periods reflected lower service fees and lower investment management fees, partially offset by higher other noninterest income. Service fees decreased due to lower activity. Investment management fees were lower due to lower balances of assets under management, resulting primarily from the departure of an asset manager. The decrease in the nine month period of 2013 was primarily the result of a nonrecurring $15.9 million pretax gain on loan sales recorded in the first quarter of 2012.

Non-Interest Expense

Noninterest expense increased $1.5 million or 7.5 percent to $21.5 million and decreased $0.9 million or 1.5 percent to $61.0 million for the three and nine month periods ended September 30, 2013, respectively, compared to $20.0 million and $61.9 million for the same periods in the prior year. The increase for the three month period ended September 30, 2013, was primarily due to a non-recurring $1.3 million pre-tax write-off associated with branch consolidations completed earlier in the year. The decrease for the nine month period ended September 30, 2013, reflected reductions in personnel and other costs resulting from cost saving initiatives implemented, including closings of certain unprofitable branches, a decrease in costs associated with problem loan resolution, a decrease in occupancy expense and a decrease in FDIC insurance premiums, partially offset by the $1.3 million pre-tax write-off associated with branch consolidations, increases related to the investment in technology and personnel to accommodate growth, expansion of services and products available to new and existing customers and expansion of the Company’s regulatory compliance capabilities.

Salaries and employee benefits expense, the largest component of noninterest expense, decreased $0.2 million or 1.8 percent to $11.2 million and increased $0.1 million or 0.3 percent to $33.6 million for the three and nine month periods ended September 30, 2013, respectively, compared to $11.4 million and $33.5 million for the same periods in the prior year. The slight decrease for the three month period ended September 30, 2013 was due to lower bonus expense and the slight increase for the nine month period ended September 30, 2013 was due to higher stock-based compensation.

Occupancy expense remained unchanged for the three month period ended September 30, 2013, and decreased $0.3 million or 4.5 percent to $6.3 million for the nine month period ended September 30, 2013, compared to $6.6 million for the same period in the prior year. The decrease reflected lower maintenance costs.

Professional service fees increased $0.3 million or 17.6 percent to $2.0 million and decreased $0.4 million or 7.1 percent to $5.2 million for the three and nine month periods ended September 30, 2013, respectively, compared to $1.7 million and $5.6 million for the same periods in the prior year. The increase for the three month period ended September 30, 2013 was primarily due to costs associated with loan growth and expansion of the Company’s regulatory compliance capabilities. The decrease for the nine month period ended September 30, 2013 was primarily due to higher costs in the prior year related to the engagement of consultants to assist with new systems implementations and legal costs related to the SEC investigation of A.R. Schmeidler & Co., Inc.

Equipment expense remained unchanged for the three month period ended September 30, 2013, and decreased $0.2 million or 6.1 percent to $3.1 million for the three and nine month periods ended September 30, 2013, compared to $3.3 million for the same period in the prior year. The decrease was due to lower equipment and software maintenance costs.

Business development remained unchanged for the three month period ended September 30, 2013, and decreased $0.3 million or 15.8 percent to $1.6 million for the nine month period ended September 30, 2013, compared to $1.9 million for the same period in the prior year. The decrease was due to higher expenses in the prior year related to the celebration of the Bank’s 40th anniversary.

The FDIC assessment increased $0.2 million or 25.0 percent to $1.0 million and $0.7 million or 31.8 percent to $2.9 million for the three and nine month periods ended September 30, 2013, respectively, compared to $0.8 million and $2.2 million for the same periods in the prior year. The increase reflected changes in the Bank’s premium calculation base and assessment rate.

Significant changes in other components of noninterest expense for the three and nine month periods ended September 30, 2013 compared to September 30, 2012, were due to the following:

•	Increase of $72,000 (110.8%) and decrease of $215,000 (895.8%), respectively, in other insurance expense, resulting from changes in the estimates of the net cost of certain life insurance policies,

•	Decrease of $34,000 (15.3%) and increase of $106,000 (17.6%), respectively, in stationary and printing costs, due to fluctuating consumption levels,

•	Decreases of $22,000 (10.7%) and $59,000 (10.6%), respectively, in communication expense, due to outsourcing of several data processing functions,

•	Increases of $57,000 (26.4%) and $4,000 (0.6%), respectively, in courier expenses due to higher utilization during the third quarter of 2013,

•	Increases of $74,000 (40.2%) and $76,000 (9.3%), respectively, in other loan expense, due to higher problem loans resolution expenses,

•	Increases of $133,000 (12.7%) and $120,000 (3.8%), respectively, in outside services due to costs associated with loan growth and expansion of the Company’s regulatory compliance capabilities,

•	Increase of $1,001,000 (195.5%) in other expenses for the three month period resulting primarily from $1.3 million of charges related to branch consolidations and closings completed in the third quarter of 2013, partially offset by a reduction in amortization of other intangible assets related to assets which were fully amortized in 2012. Decrease of $615,000 (21.9%) in other expenses for the nine month period resulting primarily from $1.2 million of charges taken in 2012 related to the SEC administrative proceeding involving A.R. Schmeidler & Co. and the aforementioned reduction in amortization of other intangible assets, partially offset by the aforementioned charges related to branch consolidations and closings.

Income Taxes

Income taxes of $0.4 million and $3.5 million were recorded in the three and nine month periods ended September 30, 2013, respectively, compared to $1.6 million and $15.4 million for the same periods in the prior year. The overall effective tax rates of 13.6 percent and 26.5 percent for the three and nine month periods ended September 30, 2013, were lower compared to 33.5 percent and 37.1 percent for the same periods in the prior year. The effective rate for the three month period ended September 30, 2013, was lower primarily due to higher tax-exempt income. The effective rate for the nine month period ended September 30, 2013, was lower primarily due to the tax effect of the $15.9 million gain on loan sales recorded in 2012 resulted in tax-exempt income representing a higher percentage of pretax income in 2013 compared to 2012. The Company is subject to a Federal statutory tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, a Connecticut State tax rate of 7.5 percent and a New York City tax rate of 9.0 percent.

In May 2013, the Internal Revenue Service (IRS) commenced a routine examination of the Company’s 2009, 2010 and 2011 income tax returns. The examinations are in the review stage and the Company can provide no assurance as to how these audits will be resolved. In September 2013, the examinations of the Company’s New York State income tax returns for the years 2005 through 2008 were completed without adjustment.

Financial Condition

Assets

The Company had total assets of $3,021.5 million at September 30, 2013, an increase of $130.3 million or 4.5 percent from $2,891.2 million at December 31, 2012.

Cash and Due from Banks

Cash and due from banks was $777.1 million at September 30, 2013, a decrease of $50.4 million or 6.1 percent from $827.5 million at December 31, 2012. Included in cash and due from banks is interest earning deposits of $719.1 million at September 30, 2013 and $769.7 million at December 31, 2012.

Federal Funds Sold

Federal funds sold totaled $18.4 million at September 30, 2013, a decrease of $0.9 million or 4.7 percent from $19.3 million at December 31, 2012.

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

The available for sale portfolio totaled $529.4 million at September 30, 2013 which was an increase of $84.3 million or 18.9 percent from $445.1 million at December 31, 2012. The increase resulted from a $36.2 million increase in U.S. Treasury and agency securities, a $44.8 million increase in mortgage-backed securities, and a $3.1 million increase in obligations of states and political subdivisions. Included in other debt securities are pooled trust preferred securities, which had an aggregate cost basis of $10.0 million at September 30, 2013 and $10.5 million at December 31, 2012.

The held to maturity portfolio totaled $6.9 million at September 30, 2013, which was a decrease of $3.3 million or 32.4 percent from $10.2 million at December 31, 2012. The decrease was due to a $1.6 million decrease in mortgage-backed securities and a $1.7 million decrease in obligations of states and political subdivisions.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $3.5 million at September 30, 2013 and $4.8 million at December 31, 2012.

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

Loan Portfolio

Net loans totaled $1,552.1 million at September 30, 2013, an increase of $111.3 million or 7.7 percent from $1,440.8 million at December 31, 2012. The overall increase in loans was primarily driven by loan originations and purchases totaling $279.7 million, including $78.5 million of 1-4 family residential mortgages purchases at the end of the third quarter of 2013, which was partially offset by $168.4 million of pay-downs, payoffs, and other changes.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	September 30	December 31
	2013	2012
Real Estate:
Commercial	$598,996	$550,786
Construction	82,310	74,727
Residential Multi-Family	214,853	196,199
Residential Other	396,477	325,774
Commercial & Industrial	254,723	288,809
Individuals & lease financing	29,420	33,488

Total loans	1,576,779	1,469,783
Deferred loan costs (fees), net	1,209	(2,411)
Allowance for loan losses	(25,863)	(26,612)

Loans, net	$1,552,125	$1,440,760

The following table illustrates the trend in nonperforming assets from September 30, 2012 to September 30, 2013 (in thousands):

	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
	2013	2013	2013	2012	2012
Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	—

Total Real Estate	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—
Lease Financing and Individuals	—	—	—	—	—

Total Loans Past Due 90 Days or More and Still Accruing	—	—	—	—	—

Non-Accrual Loans:
Real Estate:
Commercial	$15,884	$16,272	$18,209	$18,387	$18,180
Construction	2,540	2,635	2,826	4,720	2,201
Residential	13,617	9,114	9,114	9,682	9,557

Total Real Estate	32,041	28,021	30,149	32,789	29,938
Commercial & Industrial	1,923	2,246	1,991	2,019	12,367
Lease Financing and Other	—	—	—	—	—

Total Non-Accrual Loans	33,964	30,267	32,140	34,808	42,305

Other Real Estate Owned	—	—	—	250	250

Nonperforming Assets excluding loans held for sale	33,964	30,267	32,140	35,058	42,555
Nonperforming loans held for sale	—	—	—	—	—

Total Nonperforming Assets including loans held for sale	$33,964	$30,267	$32,140	$35,058	$42,555

Net charge-offs during quarter	$830	$452	$1,296	$3,026	$4,349

Nonperforming assets to total assets:
Excluding loans held for sale	1.12%	1.01%	1.14%	1.21%	1.45%
Including loans held for sale	1.12%	1.01%	1.14%	1.21%	1.45%

Non-accrual loans decreased $0.8 million to $34.0 million at September 30, 2013 from $34.8 million at December 31, 2012. There was no interest income on non-accrual loans included in net income for the nine month period ended September 30, 2013 and the year ended December 31, 2012. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.8 million and $1.4 million for the nine month period ended September 30, 2013 and the year ended December 31, 2012, respectively.

Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

During the nine month period ended September 30, 2013:

•	Non-accrual commercial real estate loans decreased $2.5 million resulting from the transfer of one loan totaling $0.3 million due to changes in collateral, principal payments of $5.6 million, the charge-offs of four loans totaling $0.6 million, which was partially offset by the addition of six loans totaling $4.0 million.

•	Non-accrual construction loans decreased $2.2 million resulting from the transfer of one loan totaling $1.5 million due to changes in collateral and the partial charge-off of two loans totaling $0.7 million.

•	Non-accrual residential loans increased $3.9 million resulting from the addition of three loans totaling $5.5 million, which was partially offset by principal payments of $1.0 million, the charge-off of one loan totaling $0.4 million, and the transfer of one loan totaling $0.2 million to accrual.

•	Non-accrual commercial and industrial loans decreased $0.1 million resulting from principal payments of $0.6 million, which was partially offset by the addition of two loans totaling $0.5 million.

There were no loans past due 90 days or more and still accruing at September 30, 2013 and December 31, 2012. In addition, the Company had $3.7 million and $12.6 million of loans that were 31-89 days delinquent and still accruing at September 30, 2013 and December 31, 2012, respectively.

Loans considered by the Company to be impaired totaled $53.1 million and $54.7 million at September 30, 2013 and December 31, 2012, respectively, for which no specific reserves had been established.

There were twenty-three loans totaling $39.6 million at September 30, 2013 and twelve loans totaling $27.2 million at December 31, 2012 that were considered troubled debt restructurings. There were eleven loans totaling $19.1 million at September 30, 2013 and seven loans totaling $19.9 million at December 31, 2012 that were performing in accordance with their restructured terms. The remaining loans which totaled $20.5 million and $7.3 million at September 30, 2013 and December 31, 2012, respectively, were on non-accrual status. At September 30, 2013, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	(000’s)			(000’s)
		Change			Change
	Sep 30	During	Dec 31	Sep 30	During	Dec 31
	2013	2013	2012	2012	2012	2011
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	$(2,374)	$2,374
Residential	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Lease Financing and other	—	—	—	—	—	—

Total Specific Component	—	—	—	—	(2,374)	2,374

Formula:
Real Estate:
Commercial	$10,810	$720	$10,090	$11,250	(1,526)	12,776
Construction	4,442	493	3,949	4,292	196	4,096
Residential	6,716	(1,403)	8,119	8,313	220	8,093
Commercial and Industrial	3,445	(632)	4,077	3,832	1,182	2,650
Lease Financing and other	450	73	377	420	(276)	696

Total Formula Component	25,863	(749)	26,612	28,107	(204)	28,311

Total Allowance	$25,863		$26,612	$28,107		$30,685

Net Change		(749)			(2,578)
Net Charge-offs (1)		2,577			9,554

Provision for loan losses		$1,828			$6,976

Coverage Ratio (2)	76%		76%	66%		103%

Coverage Ratio excluding partial chargeoffs	77%		81%	71%		102%

(1)	Net charge-offs include partial charge-offs of $1,400 and $7,317 related to nonperforming and impaired loans for the nine month periods ended September 30, 2013 and 2012, respectively.
(2)	Coverage Ratio is the allowance for loan losses divided by total nonperforming loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the nine months ended September 30, 2013, the Company recorded $4.8 million of charge-offs, of which $1.4 million were partial charge-offs related to impaired loans. At September 30, 2013 and December 31, 2012, the Company had no specific reserves allocated, as partial charge-offs were recorded for all identified impairments. The Company’s analyses as of September 30, 2013 and December 31, 2012 indicated that impaired loans were principally real estate collateral dependent and that there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2013. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,664.9 million at September 30, 2013, an increase of $145.0 million or 5.8 percent from $2,520.0 million at December 31, 2012. The increase resulted primarily from seasonal increases in certain deposit balances. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits including deposits which are obtained on a bid basis. The following table presents a summary of deposits at September 30, 2013 and December 31, 2012:

	(000’s)
	Sep 30	Dec 31	Increase
	2013	2012	(Decrease)
Demand deposits	$989,995	$1,035,847	$(45,852)
Money market accounts	926,894	843,224	83,670
Savings accounts	126,570	126,885	(315)
Time deposits of $100,000 or more	86,522	97,704	(11,182)
Time deposits of less than $100,000	32,214	34,603	(2,389)
Checking with interest	502,745	381,698	121,047

Total Deposits	$2,664,940	$2,519,961	$144,979

Borrowings

Total borrowings were $37.4 million at September 30, 2013, a decrease of $13.7 million or 26.7 percent from $51.1 million at December 31, 2012. The decrease resulted from a $13.6 million decrease in short-term repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $290.7 million at September 30, 2013, a decrease of $0.3 million or 0.1 percent from $291.0 million at December 31, 2012. The decrease in stockholders’ equity resulted from cash dividends paid on common stock of $3.6 million and a decrease in accumulated other comprehensive income of $7.4 million, which was partially offset by net income of $9.6 million, net proceeds from stock options of $0.3 million and restricted stock of $0.8 million.

The Company’s and the Bank’s capital ratios at September 30, 2013 and December 31, 2012 were as follows:

			Minimum to be
	Sep 30	Dec 31	Considered
	2013	2012	Well Capitalized
Leverage ratio:
Company	9.2%	9.3%	N/A
HVB	9.0%	9.2%	5.0%
Tier 1 capital:
Company	15.9%	16.5%	N/A
HVB	15.7%	16.2%	6.0%
Total capital:
Company	17.2%	17.7%	N/A
HVB	16.9%	17.4%	10.0%

Since the fourth quarter of 2009, the OCC had required HVB to maintain a total risk-based capital ratio of at least 12.0%, a Tier 1 risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 8.0%. These capital levels were in excess of “well capitalized” levels generally applicable to banks under current regulations. In October 2013, this requirement was terminated.

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

The Company’s liquid assets at September 30, 2013 include cash and due from banks of $58.0 million, $719.1 million of interest earning deposits and Federal funds sold of $18.4 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $66.8 million at September 30, 2013. This represented 12.2 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $131.3 million, or 8.3 percent of loans at September 30, 2013, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

Noninterest bearing demand deposits and interest bearing deposits from businesses, professionals, not-for-profit organizations and individuals are relatively stable, low-cost sources of funds. The deposits of the Bank generally have shown a steady growth trend as well as a generally consistent deposit mix. However, there can be no assurance that deposit growth will continue or that the deposit mix will not shift to higher rate products.

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of September 30, 2013, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $75 million with three major financial institutions which were all unused and available at September 30, 2013. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at September 30, 2013. Utilization of these lines is subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at September 30, 2013.

As of September 30, 2013, the Company had qualifying loan and investment securities totaling approximately $485 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2013. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Hudson Valley’s Annual Report on Form 10-K for the year ended December 31, 2012 include, but are not limited to, statements regarding:

•	the OCC and other bank regulators may require us to further modify or change our mix of assets, including our concentration in certain types of loans, or require us to take further remedial actions;

•	our inability to deploy our excess cash, reduce our expenses and improve our operating leverage and efficiency;

•	our inability to pay quarterly cash dividends to shareholders in light of our earnings, the current and future economic environment, Federal Reserve Board guidance, our Bank’s capital plan and other regulatory requirements applicable to Hudson Valley or Hudson Valley Bank;

•	the possibility that we may need to raise additional capital in the future and our ability to raise such capital on terms that are favorable to us;

•	further increases in our non-performing loans and allowance for loan losses;

•	ineffectiveness in managing our commercial real estate portfolio;

•	lower than expected future performance of our investment portfolio;

•	a lack of opportunities for growth, plans for expansion (including opening new branches) and increased or unexpected competition in attracting and retaining customers;

•	continued poor economic conditions generally and in our market area in particular, which may adversely affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	lower than expected demand for our products and services;

•	possible impairment of our goodwill and other intangible assets;

•	our inability to manage interest rate risk;

•	increased expense and burdens resulting from the regulatory environment in which we operate and our inability to comply with existing and future regulatory requirements;

•	our inability to maintain regulatory capital above the minimum levels Hudson Valley Bank has set as its minimum capital levels or such higher capital levels as may be required;

•	proposed legislative and regulatory action may adversely affect us and the financial services industry;

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	potential outcome of the Internal Revenue Service audit;

•	potential liabilities under federal and state environmental laws.

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

Quantitative and qualitative disclosures about market risk at December 31, 2012 were previously reported in the Company’s 2012 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2013 compared to December 31, 2012.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2013. The Company had no derivative financial instruments in place at September 30, 2013 and December 31, 2012.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2013 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at September 30, 2013, shows a positive cumulative static gap of $578.3 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2013.

	Percentage Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from September 30, 2013	Policy Limit
+200 basis points	5.3%	(5.0)%
-100 basis points	(2.8)%	(5.0)%

Beginning on September 30, 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and -100 basis points scenario is within the Company’s policy limits.

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

The Company’s CEO and CFO have also concluded that there have not been any changes in Hudson Valley’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Hudson Valley’s internal control over financial reporting.

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

November 12, 2013