Form 10-K
period 2013-12-31
HUDSON VALLEY HOLDING CORP
filed 2014-03-17
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Class	Outstanding at March 1, 2014
Common Stock ($0.20 par value)	20,036,977

The aggregate market value on June 30, 2013 of voting stock held by non-affiliates of the Registrant was approximately $281,272,000.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference in Part III of this report and will be filed no later than 120 days from December 31, 2013.

FORM 10-K

PART I

ITEM 1 — BUSINESS

General

Hudson Valley Holding Corp. (“Hudson Valley” or the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or “the Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 4 in Bronx County, New York, 2 in Rockland County, New York, and 1 in Kings County, New York. During 2013, the Company announced and completed the consolidation and/or closure of its six Connecticut branches, one branch in Westchester, and one branch in Manhattan, New York.

The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income. ARS has offices at 500 Fifth Avenue in Manhattan, New York.

The Company provides asset based lending products through its wholly-owned subsidiary of HVB, HVB Capital Credit LLC. HVB Capital Credit LLC has offices at 489 Fifth Avenue in Manhattan, New York.

We derive substantially all of our revenue and income from providing banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals within our market area. See “Our Market Area.”

Our principal executive offices are located at 21 Scarsdale Road, Yonkers, New York 10707.

Our principal customers are businesses, professionals, municipalities, not-for-profit organizations and individuals. Our strategy is to operate community-oriented banking institutions dedicated to providing personalized service to customers and focusing on products and services for selected segments of the market. We believe that our ability to attract and retain customers is due primarily to our focused approach to our markets, our personalized and professional services, our product offerings, our experienced staff, our knowledge of our markets and our ability to provide responsive solutions to customer needs. We provide these products and services to a diverse range of customers and do not rely on a single large depositor for a significant percentage of deposits.

Forward-Looking Statements

The Company has made in this Annual Report on Form 10-K various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2013. These statements may be identified by such forward-looking terminology as “expect”, “may”, “will”, “anticipate”, “continue”, “believe” or similar statements or variations of such terms. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•	the Office of the Comptroller of the Currency (the “OCC”) and other bank regulators may require us to modify or change our mix of assets, including our concentration in certain types of loans, or require us to take further remedial actions;

•	our inability to deploy our excess cash, reduce our expenses and improve our operating leverage and efficiency;

•	our ability to pay quarterly cash dividends to shareholders in light of our earnings, the current and future economic environment, Federal Reserve Board guidance, our Bank’s capital plan and other regulatory requirements applicable to Hudson Valley or Hudson Valley Bank;

•	the possibility that we may need to raise additional capital in the future and our ability to raise such capital on terms that are favorable to us;

•	further increases in our nonperforming loans and allowance for loan losses;

•	ineffectiveness in managing our commercial real estate portfolio;

•	lower than expected future performance of our investment portfolio;

•	inability to effectively integrate and manage the new businesses and lending teams;

•	a lack of opportunities for growth, plans for expansion (including opening new branches) and increased or unexpected competition in attracting and retaining customers;

•	continued poor economic conditions generally and in our market area in particular, which may adversely affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	lower than expected demand for our products and services;

•	possible additional impairment of our goodwill and other intangible assets;

•	our inability to manage interest rate risk;

•	increased expense and burdens resulting from the regulatory environment in which we operate and our ability to comply with existing and future regulatory requirements;

•	our inability to maintain regulatory capital above the minimum levels Hudson Valley Bank has set as its minimum capital levels or such higher capital levels as may be required;

•	proposed legislative and regulatory action may adversely affect us and the financial services industry;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) may subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	potential liabilities under federal and state environmental laws; and

•	legislative and regulatory changes to laws governing New York State’s taxation of HVB’s REIT subsidiary.

We assume no obligation for updating any such forward-looking statements at any time.

Subsidiaries of the Bank and the Company

In 1993, a wholly-owned subsidiary of the Bank, Sprain Brook Realty Corp., was formed primarily for the purpose of holding property obtained through foreclosure in the normal course of business.

In 1997, a subsidiary was formed (of which the Bank owns more than 99 percent of the voting stock), Grassy Sprain Real Estate Holdings, Inc., a real estate investment trust, primarily for the purpose of acquiring and managing a portfolio of mortgage-backed securities, loans collateralized by real estate and other investment securities previously owned by the Bank.

In 2001, a wholly-owned subsidiary of the Bank, HVB Leasing Corp., was formed to originate lease financing transactions.

In 2002, two wholly-owned subsidiaries of the Bank were formed. HVB Realty Corp. owns and manages three branch locations in Yonkers, New York and HVB Employment Corp., which is currently inactive.

In 2004, the Bank acquired A.R. Schmeidler & Co., Inc. as a wholly-owned subsidiary in a transaction accounted for as a purchase. This money management firm provides investment management services to its customers thereby generating fee income.

In 1997, a wholly-owned subsidiary of the Bank, 369 East 149th Street Corp. was formed, primarily for the purpose of owning and operating certain commercial real estate property of which the Bank is a tenant. The property was sold in 2013 and the subsidiary is currently inactive.

In 2008, the Bank formed a wholly-owned subsidiary, 369 East Realty Corp. primarily for the purpose of holding property obtained through foreclosure in the normal course of business.

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

In February 2010, a wholly-owned subsidiary of the Bank, 2256 Second Avenue Corp. was formed for the purpose of owning and operating certain commercial property of which the Bank was a tenant. During 2013, the property was sold and the branch was closed. This subsidiary is currently inactive.

In November 2013, the Bank formed a wholly owned subsidiary, HVB Capital Credit LLC, for the purpose of asset-based lending.

The Company has no separate operations or revenues apart from HVHC Risk Management Corp. and the Bank and its subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

Employees

At December 31, 2013, we employed 401 full-time employees and 18 part-time employees. We provide a variety of benefit plans for our employees, including group life, health, dental, disability, retirement and stock option plans. We consider our employee relations to be satisfactory.

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

Westchester County is a suburban county located in the northern sector of the New York metropolitan area. It has a large and varied economic base containing many corporate headquarters, research facilities, manufacturing firms as well as well-developed trade and service sectors. The median household income, based on 2010 census data, was $79,619. The County’s 2010 per capita income of $47,814 placed Westchester County among the highest of the nation’s counties. In June 2013, the County’s unemployment rate was 6.2 percent, as compared to New York State at 7.5 percent and the United States at 7.5 percent. The County has over 100,000 businesses, which form a large portion of our current and potential customer base. We continue to evaluate expansion opportunities in Westchester County.

New York City, which borders Westchester County, is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. According to the 2010 census data, the median household income in the city was $64,971, while the per capita income was $59,149. This places New York City in the top ranks of cities across the United States. In June 2013, New York City’s unemployment rate was 8.3 percent. The city also has a vibrant and diverse business community with more than 100,000 businesses and professional service firms. New York City is comprised of five counties or boroughs: Bronx, Kings (Brooklyn), New York (Manhattan), Queens and Richmond (Staten Island).

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

We expanded into Rockland County, New York, by opening a full service branch in New City, New York in February 2007 with a second branch opening in Suffern, New York in January 2012. Rockland County’s 2010 per capita income was $34,304, while the median household income was $82,534. In June 2013, the County’s unemployment rate was 5.9 percent. We believe Rockland County offers attractive opportunities for us to develop new customers within our niche markets of businesses, professionals and not-for-profit organizations.

During 2013, the Company announced and completed the consolidation and/or closing of its six Connecticut branches, one branch in Westchester, and one branch in Manhattan, New York.

Competition

The banking and financial services business in our market area is highly competitive. There are approximately 116 banking institutions with 1,680 branch banking offices in our Westchester County, Rockland County, Bronx County, Kings County and New York County market areas. These banking institutions had deposits of approximately $858 billion as of June 30, 2013 according to FDIC data. Our branches compete with local offices of large New York City commercial banks due to their proximity to and location within New York City. Other financial institutions, such as mutual funds, finance companies, factoring companies, mortgage bankers and insurance companies, also compete with us for both loans and deposits, although they are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. We are smaller in size than most of our competitors

Competition for depositors’ funds and for credit-worthy loan customers is intense. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of service provided, the convenience of banking facilities, the products offered and, in the case of larger commercial borrowers, relative lending limits.

Federal legislation permits banking organizations to expand across state lines to offer banking services. In view of this, it is possible for large organizations to enter many new markets, including our market area. Many of these competitors, by virtue of their size and resources, may enjoy efficiencies and competitive advantages over us in pricing, delivery and marketing of their products and services.

In response to competition, we have focused our attention on customer service and on addressing the needs of businesses, professionals and not-for-profit organizations located in the communities in which we operate. We emphasize community relations and relationship banking. We believe that, despite the continued growth of large institutions and the potential for large out-of-area banking and financial institutions to enter our market area, there will continue to be opportunities for efficiently-operated, service-oriented, well-capitalized, led banking organizations to grow by serving customers that are not served well by larger institutions or do not wish to bank with such large institutions.

Our primary market area has a high concentration of the types of customers that we desire to serve. Our long term strategy is to expand through various initiatives, which could include: opening new full-service banking facilities and loan production offices; by expanding deposit gathering and loan originations in our market area and by offering loan products that are not limited to regional relationships; by enhancing and expanding computerized and telephonic products; by diversifying our products and services; by acquiring other banks and related businesses and through strategic alliances and contractual relationships.

During the past five years, we have focused on maintaining existing customer relationships and adding new relationships by providing products and services that meet these customers’ needs. The focus of our products and services continues to be businesses, professionals, not-for-profit organizations and municipalities. Our overall strategy includes investigation of opportunities for expansion within our market area and beyond, as well as an ongoing review of our existing branch system to evaluate if our current locations have or have not met expectations for growth and profitability. We expect to continue to open additional facilities in the future. We have invested in technology-based products and services to meet customer needs. In addition, we have expanded products and services in our deposit gathering and lending programs, and our offering of investment management and trust services. As a result, our total assets have grown approximately 18 percent during this five year period.

Lending

We engage in a variety of lending activities which are primarily categorized as real estate, commercial and industrial, individual and lease financing. At December 31, 2013, gross loans totaled $1,630.8 million. Gross loans were comprised of the following loan types:

Real Estate	82.2%
Commercial & Industrial	15.9%
Individuals	1.1%
Lease Financing	0.8%

Total	100.0%

At December 31, 2013, HVB’s lending limit to one borrower under applicable regulations was approximately $44.4 million.

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

We have participated in loans originated by various other financial institutions within the normal course of business and within standard industry practices. During 2013, we joined a consortium of banks in order to participate in commercial loan transactions.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio” for further information related to our portfolio and lending activities.

Deposits

We offer deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to five years. Deposits are generally derived from customers within our primary marketplace. We solicit only certain types of deposits from outside our market area, primarily from certain professionals and government agencies. To a lesser extent, we also utilize brokered certificates of deposit as a source of funding and to manage interest rate risk.

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

We have 23 automated teller machines, or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

For more information regarding our deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposits.”

Investment Management Services

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

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2013, the Bank could have declared additional dividends of approximately $15.1 million to the Company.

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

Basel III

In July 2013, the U.S. banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III regulations were published by the U.S. banking agencies in 2013 and when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity (the “Basel III Regulations”).

The Basel III, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III Regulations require banks and bank holding companies to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus

Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

In connection with the Basel III regulations, the FDIC also changed its prompt corrective action regulations. Starting in 2015, these regulations require banks to have the following capital levels in order to be considered well capitalized:

•	6.5% CET1 to risk-weighted assets.

•	8.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	10.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	5.0% Tier 1 leverage capital ratio

The Basel III Regulations provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

On January 7, 2013, the Basel Committee released the revised Basel III Liquidity Coverage Ratio (“LCR”). The revised LCR standards allow banks to use a broader range of liquid assets to meet their liquidity buffer and reduce some of the run-off assumptions that banks must make in calculating their net cash outflows. The revised standards also clarify that banks may dip below the minimum LCR requirement during periods of stress. On October 24, 2013, the OCC, U.S. Treasury, FRB, and the FDIC issued a Noticed of Proposed Rulemaking (“NPR”) regarding the implementation of a quantitative liquidity requirement consistent with the LCR standard established by the Basel Committee. The requirements are designed to promote the short term resilience of the liquidity risk profile of banks, to which it applies.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Generally, the Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•	Directed the FRB to issue rules which limited debit-card interchange fees;

•	After a three-year phase-in period which began January 1, 2013, removes trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more;

•	Provided for increases in the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets;

•	Created a new Consumer Financial Protection Bureau (“CFPB”) which has rulemaking authority for a wide range of consumer protection laws that applies to all banks and has broad powers to supervise and enforce consumer protection laws;

•	Required public companies to give stockholders a non-binding vote on executive compensation and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders;

•	Directed federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion;

•	Provided mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•	Created a Financial Stability Oversight Council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity; and

•	Made permanent the $250 thousand limit for federal deposit insurance.

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

The CFPB continued to propose amendments to mortgage regulations to implement Dodd-Frank mortgage lending requirements in August and September of 2012, and in January 2013, the CFPB issued several final rules. On January 10, 2013, the CFPB issued a final rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The rule implements statutory changes that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained. The rule also exempts certain transactions from the statute’s escrow requirement. The rule became effective on June 1, 2013. Also on January 10, 2013, the CFPB issued a final rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rule amends Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The rule also amends Regulation Z and Regulation X by imposing other requirements related to homeownership counseling. The rule became effective on January 10, 2014.

On January 18, 2013, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The rule became effective on January 18, 2014. On January 20, 2013, the CFPB amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance. These amendments revise or provide additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements. This rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements. The amendments to § 1026.36(h) and (i) are effective on June 1, 2013, while the other provisions of the rule became effective on January 10, 2014.

The final rules also implement the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limits.

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

Volcker Rule

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies.

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

Dividend Limitations

The Company is a legal entity separate and distinct from its subsidiaries. The Company’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit the Bank from paying dividends or otherwise supplying funds to the Company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Under applicable banking statutes, at December 31, 2013, the Bank could have declared additional dividends of approximately $15.1 million to the Company.

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

The OCC’s standard regulations implementing these prompt correct action provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. Effective in 2015, the requirements for prompt correct action were revised in connection with the Basel III Regulations.

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

See Note 10 to the Consolidated Financial Statements.

Insurance of Deposit Accounts

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.

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

As previously noted above, the Dodd-Frank Act makes permanent the $250 thousand limit for federal deposit insurance.

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

Community Reinvestment Act and Fair Lending Developments

Under the Community Reinvestment Act (“CRA”), as implemented by Interagency Appraisal and Evaluation guidelines, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of our entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the regulatory agencies, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution’s CRA rating and require the regulatory agencies to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the regulatory agencies as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations. As of its last CRA examination in May 2013, the Bank received a rating of “Satisfactory”.

USA Patriot Act

The USA Patriot Act of 2001 enhances the powers of domestic law enforcement organizations and makes numerous other changes aimed at countering the international terrorist threat to the security of the United States. Title III of the legislation most directly affects the financial services industry. It is intended to enhance the federal government’s ability to fight money laundering by monitoring currency transactions and suspicious financial activities. The USA Patriot Act has significant implications for depository institutions and other businesses involved in the transfer of money. Under the USA Patriot Act, a financial institution must establish due diligence policies, procedures and controls reasonably designed to detect and report money laundering and terrorist financing. Financial institutions must follow regulations adopted by the Treasury Department to encourage financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities. Financial institutions must follow regulations adopted by the Treasury Department setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies. Every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function. The passage of the USA Patriot Act has increased our compliance activities, but has not otherwise affected our operations.

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

ARS is also a registered broker-dealer and is subject to regulations as a broker-dealer by the SEC and FINRA. In September 2013, ARS entered into a settlement agreement with the SEC for certain of its brokerage practices related to its status as an investment adviser.

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

As part of a routine safety and soundness exam conducted by the OCC during the fourth quarter of 2011, we were made aware that we would be required to reduce our concentrations in commercial real estate (CRE) and classified loans relative to tier 1 capital plus the allowance for loan and lease losses. In response, we sold approximately $474 million in loans at the end of the first quarter of 2012, of which $27.8 million were nonperforming, and another $25.5 million were performing classified loans, a significant step toward reducing the Bank’s concentrations of CRE loans and classified assets to less than 400 percent and 25 percent of tier 1 capital plus the allowance for loan and lease losses, respectively. At December 31, 2013, the Bank’s concentration of CRE loans and classified loans was 302.7 percent and 20.7 percent, respectively, of tier 1 capital plus the allowance for loan and lease losses.

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

As previously disclosed, the SEC and the Department of Labor (DOL) conducted investigations related to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”). The Company and ARS recorded $2.9 million of legal and other expenses related to this matter, $1.2 million of which was expensed in the first quarter of 2012 and the remainder in the fourth quarter of 2011. In the third quarter of 2013, the Company and ARS reached a settlement of these matters and all known amounts due had been provided for.

Further additions to our nonperforming loans may occur and adversely affect our results of operations and financial condition.

At December 31, 2013 and 2012, our non-accrual loans totaled $23.5 million and $34.8 million, or 1.4% and 2.4% of the loan portfolio, respectively. At December 31, 2013 and 2012, our nonperforming assets (which include non-accrual loans, accruing loans 90 days or more past due, nonperforming loans held for sale and foreclosed real estate, also called other real estate owned) totaled $23.5 million and $35.1 million, or 0.8% and 1.2% of total assets, respectively. In addition, we had $4.6 million and $12.6 million of accruing loans that were 31-89 days delinquent at December 31, 2013 and 2012, respectively.

Despite improvements in overall economic and market conditions, we expect to continue to incur additional losses relating to nonperforming loans. Our nonperforming assets adversely affect our net income in various ways. First, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. Second, when we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. Third, these loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Adverse changes in the value of our problem assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further additions to nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

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

In determining our loan loss reserves for each quarter, we make various assumptions and judgments about the future performance of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, we rely on loan quality reviews, past experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to the allowance and a corresponding decrease in income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities or otherwise could have a material adverse effect on our results of operations or financial condition.

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

Our primary lending market area is Westchester County, New York and New York City and to an increasing extent, Rockland County, New York, with a primary focus on businesses, professionals and not-for-profit organizations located in this area. Accordingly, the asset quality of our loan portfolio largely depends upon the area’s economy and real estate markets. The Bank’s primary lending market area and asset quality have been adversely affected by continued weakness in the economy. A prolonged or worsened downturn in the economy in our primary lending area would adversely affect our asset quality, operations and limit our future growth potential.

In particular, a downturn in our local real estate market could negatively affect our business because a significant portion (approximately 82% as of December 31, 2013) of our loans are secured, either on a primary or secondary basis, by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. The Bank’s loans have already been adversely affected by the current decline in the real estate market. Continuation or worsening of such conditions could have additional negative effects on our business in the future.

Difficult market conditions have adversely affected our industry.

Declines in the real estate markets over the past several years have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

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

We test our goodwill and intangible assets for impairment on a periodic basis. It is possible that future impairment testing could result in a value of our goodwill and intangibles which may be less than the carrying value and, as a result, may adversely affect our financial condition and results of operations. If we determine that impairment exists at a given time, our earnings and the book value of the related goodwill and intangibles will be reduced by the amount of the impairment. A goodwill impairment analysis performed in the fourth quarter of 2013 indicated pretax impairment of $18.7 million primarily driven by the recent loss of clients and a reduction in the projected earnings capacity of the Company’s asset management subsidiary. The impairment charge was recorded in net income in the fourth quarter of 2013. The remaining carrying amount of goodwill was $5.1 million, which is subject to annual review.

The opening of new branches could reduce our profitability.

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

Our profitability, like that of most banking institutions, depends to a large extent upon our net interest income. Net interest income is the difference between interest income received on interest-earning assets, including loans and securities, and the interest paid on interest-bearing liabilities, including deposits and borrowings. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our assets and liabilities in response to such movements. Management estimates that, as of December 31, 2013, a 200 basis point increase in interest rates would result in a 5.6% increase in net interest income and a 100 basis point decrease would result in a 2.6% decrease in net interest income.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by the President of the United States. The Dodd-Frank Act implements significant changes in financial regulation and will impact all financial institutions, including the Company and the Bank. Among the Dodd-Frank Act’s significant regulatory changes, was the creation of a new financial consumer protection agency, known as the CFPB, that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. CFPB will also have the ability to participate, with the OCC, in our consumer compliance examinations. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and authorizes state attorney generals’ to enforce consumer protection rules issued by the CFPB. The Dodd-Frank Act also restricts the authority of the Comptroller of the Currency to preempt state consumer protection laws applicable to national banks, such as the Bank, and may affect the preemption of state laws as they affect subsidiaries and agents of national banks, changes the scope of federal deposit insurance coverage, and potentially increases the FDIC assessment payable by the Bank. We expect that the CFPB and certain other provisions in the Dodd-Frank Act will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

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

Our framework for managing risks and risk management procedures and practices may not be effective in identifying and mitigating every risk to the Company, thereby resulting in losses.

Our risk management framework seeks to mitigate risk and loss to the Company. The Company has established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which the Company is subject. However, as with any risk management framework, there are inherent limitations to the Company’s risk management strategies because there may exist, or develop in the future, risks that the Company has not appropriately anticipated or identified. Any lapse in the Company’s risk management framework and governance structure or other inadequacies in the design or implementation of the Company’s risk management framework, governance, procedures or practices could, individually or in the aggregate, cause unexpected losses for the Company, materially and adversely affect the Company’s financial condition and results of operations, require significant resources to remediate any risk management deficiency, attract heightened regulatory scrutiny, expose the Company to regulatory investigations or legal proceedings, subject the Company to fines, penalties or judgments, harm the Company’s reputation, or otherwise cause a decline in investor confidence.

The inability to attract and retain key personnel could adversely impact our financial condition and results of operations.

To a large degree, our success depends on our ability to attract and retain key personnel whose expertise, knowledge of our markets, and years of industry experience would make them difficult to replace. Competition for skilled leaders in our industry can be intense, and we may not be able to hire or retain the people we would like to have working for us. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business, given the specialized knowledge of such personnel and the difficulty of finding qualified replacements on a timely basis. To attract and retain personnel with the skills and knowledge to support our business, we offer a variety of benefits that may reduce our earnings.

If federal, state, or local tax authorities were to determine that we did not adequately provide for our taxes, our income tax expense could be increased, adversely affecting our earnings.

The amount of income taxes we are required to pay on our earnings is based on federal and state legislation and regulations. We provide for current and deferred taxes in our financial statements, based on our results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. We may take tax return filing positions for which the final determination of tax is uncertain. Our net income and earnings per share may be reduced if a federal, state, or local authority assesses additional taxes that have not been provided for in our consolidated financial statements. There can be no assurance that we will achieve our anticipated effective tax rate either due to a change in tax law, a change in regulatory or judicial guidance, or an audit assessment that denies previously recognized tax benefits.

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

The Company is currently authorized to issue up to 25 million shares of common stock, of which 19,935,559 shares were outstanding as of December 31, 2013, and up to 15 million shares of preferred stock, of which no shares are outstanding. The Company’s certificate of incorporation authorizes the Board of Directors to, among other things, issue additional shares of common or preferred stock, or securities convertible or exchangeable into common or preferred stock, without stockholder approval. We may issue such additional equity or convertible securities to raise additional capital in connection with acquisitions, as part of our employee and director compensation or otherwise. The issuance of any additional shares of common or preferred stock or convertible securities could substantially dilute holders of our common stock. Moreover, to the extent that we issue restricted stock, stock options, or warrants to purchase our common stock in the future and those stock options or warrants are exercised or the restricted stock vests, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders.

We may further reduce or eliminate the cash dividend on our common stock.

We decreased our total per share dividend in 2013 to $0.24 per share from a total per share dividend of $0.72 in 2012, compared to a total per share dividend of $0.64 in 2011. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may further reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, the Company’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Dividends from the Bank are the only current significant source of cash for the Company. There are various statutory and regulatory limitations regarding the extent to which the Bank can pay dividends or otherwise transfer funds to the Company. Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for the Bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2013, the Bank could have declared additional dividends of approximately $15.1 million to the Company. No assurance can be given that the Bank will have the profitability necessary to permit the payment of dividends in the future; therefore, no assurance can be given that the Company would have any funds available to pay dividends to stockholders.

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

Our earnings may be subject to increased volatility.

Our earnings may experience volatility as a result of several factors. These factors include, among others:

•	regulatory action against the Bank or ARS;

•	a continuation of the economic downturn, or further adverse economic developments;

•	instability in the financial markets;

•	our inability to generate or maintain creditworthy customer relationships in our primary markets;

•	unexpected increases in operating costs, including special assessments for FDIC insurance;

•	further credit deterioration in our loan portfolio or unanticipated credit deterioration, or defaults by our loan customers;

•	credit deterioration or defaults by issuers of securities within our investment portfolio; or

•	a decrease in earnings from our investment advisory subsidiary potentially impacting the valuation of our goodwill.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None

ITEM 2 — PROPERTIES

Our principal executive offices, including administrative and operating departments, and HVB’s main branch, are located at 21 Scarsdale Road, Yonkers, New York, in premises we own.

HVB operates 28 branches. HVB owns the following branch locations:

Address	City	County	State
37 East Main Street	Elmsford	Westchester	New York
61 South Broadway	Yonkers	Westchester	New York
150 Lake Avenue	Yonkers	Westchester	New York
865 McLean Avenue	Yonkers	Westchester	New York
21 Scarsdale Road	Yonkers	Westchester	New York
664 Main Street	Mount Kisco	Westchester	New York

HVB leases the following branch locations:

Address	City	County	State
35 East Grassy Sprain Road	Yonkers	Westchester	New York
403 East Sandford Boulevard	Mount Vernon	Westchester	New York
1835 East Main Street	Peekskill	Westchester	New York
500 Westchester Avenue	Port Chester	Westchester	New York
501 Marble Avenue	Pleasantville	Westchester	New York
328 Central Avenue	White Plains	Westchester	New York
5 Huguenot Street	New Rochelle	Westchester	New York
40 Church Street	White Plains	Westchester	New York
875 Mamaroneck Avenue	Mamaroneck	Westchester	New York
399 Knollwood Road	White Plains	Westchester	New York
111 Brook Street	Eastchester	Westchester	New York
3130 East Tremont Avenue	Bronx	Bronx	New York
975 Allerton Avenue	Bronx	Bronx	New York
369 East 149th Street	Bronx	Bronx	New York
1250 Waters Place	Bronx	Bronx	New York
16 Court Street	Brooklyn	Kings	New York
60 East 42nd Street	Manhattan	New York	New York
233 Broadway	Manhattan	New York	New York
350 Park Avenue	Manhattan	New York	New York
112 West 34th Street	Manhattan	New York	New York
254 South Main Street	New City	Rockland	New York
4 Executive Boulevard	Suffern	Rockland	New York

Of the above leased properties, 4 properties have lease terms that expire within the next 2 years. We currently expect to renew the leases of each of these properties.

A. R. Schmeidler & Co., Inc. is located at 500 Fifth Avenue, New York, New York in leased premises.

HVB Capital Credit LLC is located at 489 Fifth Avenue, New York, New York in leased premises.

We currently operate 23 ATM machines, 20 of which are located in the Banks’ facilities. 3 ATMs are located at off-site locations in New York: St. Joseph’s Hospital, Yonkers, College of Mount Saint Vincent, Riverdale, and Concordia College, Bronxville.

In our opinion, the premises, fixtures and equipment are adequate and suitable for the conduct of our business. All facilities are well maintained and provide adequate parking.

ITEM 3 — LEGAL PROCEEDINGS

As previously disclosed, the Securities and Exchange Commission (SEC) and the Department of Labor (DOL) conducted investigations related to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”). The Company and ARS recorded $2.9 million of legal and other expenses related to this matter, $1.2 million of which was expensed in the first quarter of 2012 and the remainder in the fourth quarter of 2011. In the third quarter of 2013, the Company and ARS reached a settlement of these matters and all known amounts due had been provided for.

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

ITEM 4 — MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was held of record as of March 1, 2014 by approximately 844 registered stockholders. Our common stock trades on the New York Stock Exchange under the symbol “HVB”.

The table below sets forth the price range of our common stock for each quarter indicated and the cash dividends per common share for each quarter. The amounts shown in the table below have been adjusted to reflect all dividends and stock splits.

	2013
	High	Low	Dividend
First Quarter	$16.06	$14.31	$0.06
Second Quarter	18.69	14.01	0.06
Third Quarter	21.03	17.42	0.06
Fourth Quarter	21.09	17.99	0.06

	2012
	High	Low	Dividend
First Quarter	$21.51	$15.63	$0.18
Second Quarter	18.00	15.65	0.18
Third Quarter	18.09	15.64	0.18
Fourth Quarter	17.06	14.45	0.18

In 1998, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. For information regarding the amount of past dividends, see “We may further reduce or eliminate the cash dividend on our common stock” under Item 1A.

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

There were no purchases made by the Company of its common stock during the year ended December 31, 2013.

The following table sets forth information regarding the Company’s Stock Option Plans as of December 31, 2013:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	295,627	$21.62	968,762
Equity compensation plans not approved by stockholders	—	—	—

All equity compensation plans have been approved by the Company’s stockholders. Additional details related to the Company’s equity compensation plans are provided in Note 11 to the Company’s consolidated financial statements presented in this Form 10-K.

Stockholder Return Performance Graph

The following graph compares the Company’s total stockholder return on a hypothetical $100 investment on December 31, 2008 and for the years 2009 through 2013, with the Russell 2000 and the SNL $1 billion to $5 billion Bank indexes.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Hudson Valley Holding Corp.	100.00	56.21	64.07	62.47	47.82	63.39
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

The graph assumes all dividends were reinvested. Returns are market capitalization weighted.

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Share and per share data have been restated to reflect the effects of 10 percent stock dividends issued in 2011, 2010, and 2009. The information set forth below should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Operating Results:
Total interest income	$89,583	$110,052	$128,617	$128,339	$136,579
Total interest expense	5,646	6,723	10,758	17,683	22,304

Net interest income	83,937	103,329	117,859	110,656	114,275
Provision for loan losses	2,476	8,507	64,154	46,527	24,306
(Loss) income before income taxes	(3,496)	46,126	(7,550)	3,708	26,322
Net income (loss)	1,130	29,181	(2,137)	5,113	19,012
Basic earnings (loss) per common share	0.06	1.49	(0.11)	0.26	1.27
Diluted earnings (loss) per common share	0.06	1.49	(0.11)	0.26	1.27
Weighted average shares outstanding	19,597,431	19,538,294	19,462,055	19,393,895	15,009,209
Diluted weighted average shares outstanding	19,597,713	19,545,037	19,462,055	19,455,971	15,307,674
Cash dividend per common share	$0.24	$0.72	$0.64	$0.59	$1.05

Financial Position:
Securities	$548,436	$455,295	$520,802	$459,934	$522,285
Loans, net	1,606,179	1,440,760	1,541,405	1,689,187	1,772,645
Total assets	2,999,199	2,891,246	2,797,670	2,669,033	2,665,556
Deposits	2,633,744	2,519,961	2,425,282	2,234,412	2,172,615
Borrowings	50,767	51,052	69,522	124,345	176,903
Stockholders’ equity	284,309	290,971	277,562	289,917	293,678

Financial Ratios

Significant ratios of the Company for the periods indicated were as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Earnings Ratios:
Net income as a percentage of:
Average earning assets	0.04%	1.10%	(0.08)%	0.20%	0.79%
Average total assets	0.04	1.02	(0.08)	0.18	0.74
Average total stockholders’ equity	0.39	10.05	(0.72)	1.75	8.74
Adjusted average total stockholders’ equity (1)	0.38	10.10	(0.72)	1.77	8.78

Capital Ratios:
Average total stockholders’ equity to average total assets	9.84%	10.19%	10.59%	10.43%	8.43%
Average net loans as a multiple of average total stockholders’ equity	5.05	5.63	6.33	5.86	8.00
Leverage capital	9.52%	9.32%	8.80%	55.30%	10.17%
Tier 1 capital (to risk weighted assets)	16.21	16.46	11.33	85.95	13.94
Total risk-based capital (to risk weighted assets)	17.46	17.72	12.58	0.53	15.16

Other:
Allowance for loan losses as a percentage of year-end loans	1.59%	1.81%	1.95%	2.25%	2.13%
Loans (net) as a percentage of year-end total assets (2)	53.55	49.83	55.10	63.29	66.50
Loans (net) as a percentage of year-end total deposits (2)	60.98	57.17	63.56	75.60	81.59
Securities as a percentage of year-end total assets	18.29	15.75	18.62	17.23	19.59
Average interest earning assets as a percentage of average interest bearing liabilities	170.73	169.33	161.63	150.04	145.87
Dividends per share as a percentage of diluted earnings per share	400.00	48.32	—	226.92	84.68

(1)	Adjusted average stockholders’ equity excludes unrealized losses, net of tax, of $3,985 in 2013 and unrealized gains, net of tax, of $1,536, $1,229, $3,078 and $981 in 2012, 2011, 2010 and 2009, respectively. Adjusted average stockholders’ equity is a non-GAAP financial measure. Please refer to pages below for a reconciliation to GAAP. Management believes this alternate presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. As noted in the Company’s 2013 Proxy Statement, which is incorporated herein by reference, net income as a percentage of adjusted average stockholders’ equity is one of several factors utilized by management to determine total compensation.
(2)	Loans, net, exclude $474 million in loans held for sale at year-end 2011. These were sold at the end of the first quarter of 2012.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents discussion and analysis of the Company’s consolidated financial condition at December 31, 2013 and 2012, and consolidated results of operations for each of the three years in the period ended December 31, 2013. The Company is consolidated with its wholly-owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or “the Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained elsewhere in this Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Annual Report on Form 10-K. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Annual Report on Form 10-K.

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, and portions of New York City. The Company’s assets consist primarily of cash and cash equivalents, loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on cash and cash equivalents, loans and investments, and interest expense on deposits and borrowed funds. The Company’s strategy includes investigation of opportunities for expansion within our market area, select lending opportunities outside our market area, as well as an ongoing review of our existing branch system to evaluate if our current locations have or have not met expectations for growth and profitability. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate, and potential risks associated with the impact of regulatory changes that have occurred and may continue to take place in reaction to current conditions in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of the Company’s loans.

The Company recorded net income of $1.1 million or $0.06 per diluted share in 2013 compared to net income of $29.2 million or $1.49 per diluted share in 2012. The overall decrease in 2013, compared to 2012, reflected lower net interest income, lower non-interest income and higher non-interest expense, partially offset by a lower provision for loan losses and lower income taxes. Non-interest expense in 2013 included an $18.7 million pretax goodwill impairment charge in the fourth quarter. Non-interest income for 2012 included a pretax gain of $15.9 million resulting from loan sales completed at the end of the first quarter. Non-interest income also included pretax other-than-temporary impairment charges of $1.2 million and $0.5 million in 2013 and 2012, respectively, related to the Bank’s investments in pooled trust preferred securities. The goodwill impairment charge was primarily driven by the recent loss of clients and a reduction in the projected earnings capacity of the Company’s asset management subsidiary. The 2013 other-than-temporary impairment charge on the Company’s pooled trust preferred securities portfolio resulted from management’s late December 2013 decision to sell the portfolio given the uncertainty of pending final regulations of the Volcker rule. The Company sold its portfolio of pooled trust preferred securities in January 2014, prior to the federal banking agencies’ interim final rule, without further loss.

Total loans, excluding loans held-for-sale, increased $161.0 million to $1,630.8 million during the year ended December 31, 2013, compared to $1,469.8 million at the prior year end. The overall increase was primarily the result of residential loan purchases conducted primarily in the third and fourth quarters of 2013 and new production in excess of payoffs and pay downs during the year. The purchases were conducted as a partial reinvestment of excess liquidity from prior loan sales. The Company continues to provide lending availability to both new and existing customers and is in the process of adding additional products to enhance its ability to expand its marketplace and to create additional diversification in the overall portfolio.

Overall portfolio trends reflected a gradually improving credit environment during 2013 across the Company’s niche commercial franchise in metropolitan New York. Nonperforming assets decreased to $23.5 million at December 31, 2013, compared to $35.1 million at December 31, 2012. Also reflecting improvement in credit trends, the Company recognized $3.1 million of net charge-offs during the year ended December 31, 2013, compared to $12.6 million during the year ended December 31, 2012. The provision for loan losses for 2013 was $2.5 million compared to $8.5 million in 2012. The 2013 provision was lower than in 2012 reflecting improvements achieved in the resolutions of classified and nonperforming loans. Despite the encouraging economic trends, there continues to be weakness in the demand for and values of commercial and residential real estate properties and limited availability of residential mortgage financing. As a result of these factors, the Company has continued to maintain the allowance for loan losses at a higher than normal level.

Total deposits increased $113.7 million to $2,633.7 million during the year ended December 31, 2013, compared to $2,520.0 million at December 31, 2012. The Company continued to emphasize its core deposit growth, while placing less emphasis on noncore deposits including deposits which are obtained on a bid basis.

Significant overall increases in the loan and investment portfolios reflect the success of the Company’s liquidity deployment strategy as cash and cash equivalents declined $128.1 million to $699.4 million at December 31, 2013, compared to $827.5 million at the prior year end. While the Company continued to expand its portfolio of earning assets, the prolonged low interest rate environment continues to negatively affect the net yield on interest earning assets which declined to 3.04% for the year ended December 31, 2013, compared to 3.88% for the year ended December 31, 2012. Regardless of the timing of the redeployment of excess liquidity, if interest rates continue at current levels, it is expected that additional downward pressure on net interest margin will continue.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income decreased by $19.8 million or 18.8 percent to $85.5 million for the year ended December 31, 2013, compared to $105.3 million for the year ended December 31, 2012. In addition to evaluating Hudson Valley Holding Corp’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures. Management believes that these non-GAAP financial measures provide information useful to investors in understanding Hudson Valley Holding Corp’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks. Tax equivalent basis net interest income is a non-GAAP financial measure. Net interest income in accordance with GAAP decreased by $19.4 million or 18.8 percent to $83.9 million for the year ended December 31, 2013, compared to $103.3 million for the year ended December 31, 2012. A tabular GAAP reconciliation of net interest income is included in the “Average Balances and Interest Rates” section.

Non-interest income decreased $18.7 million or 55.3 percent to $15.1 million in 2013, compared to $33.8 million in 2012. The decrease in 2013, compared to 2012, resulted primarily from a $15.9 million pretax gain on sales of loans completed in the first quarter of 2012. The decrease was also due to lower service fees, lower investment advisory fees and higher impairment charges on securities available-for-sale, partially offset by higher other income. Service charges decreased due to decreased activity. Investment advisory fee income was lower in 2013 primarily as a result of declining assets under management and lower average fees. Pretax impairment charges on securities available for sale were $1.2 million in 2013 and $0.5 million in 2012. As discussed above, the impairment charges were related to the Company’s investments in pooled trust preferred securities.

Non-interest expense increased $17.6 million or 21.3 percent to $100.1 million in 2013, compared to $82.5 million in 2012. The increase in 2013, compared to 2012, resulted primarily from the aforementioned pretax goodwill impairment charge of $18.7 million and a slight increase in personnel expense, partially offset by decreases in occupancy expense, professional fees, equipment expense, business development expense, and other operating expenses. Non-interest expense for 2013 also included approximately $1.3 million of non-recurring fees and expenses incurred to fully address matters raised by the Office of the Comptroller of the Currency in the previously disclosed Formal Written Agreement, which was terminated in October 2013 and a $1.3 million write-off associated with previously announced branch closings and consolidations during 2013.

As previously disclosed, since April 24, 2012, Hudson Valley Bank had been operating under a formal written agreement with the OCC, whereby the Bank committed to adopt best practices modeled on those of the nation’s larger financial institutions and other evolving expectations of community banks. As required by the agreement, in the second quarter of 2012, the Bank submitted a capital plan designed to address regulatory concerns. The Bank has been operating since that time in accordance with that capital plan without regulatory objection. In addition, as previously disclosed, Hudson Valley Bank, by letter agreement dated October 9, 2009, had agreed to maintain individual capital ratios which were in excess of “well capitalized” levels generally applicable to banks under current regulations. On October 31, 2013, Hudson Valley Holding Corp announced that both the 2009 and 2012 agreements have been terminated.

Hudson Valley’s capital ratios remain significantly in excess of “well capitalized” levels generally applicable to banks under current regulations. At December 31, 2013, Hudson Valley Holding Corp. posted a total risk-based capital ratio of 17.5 percent, a Tier 1 risk-based capital ratio of 16.2 percent, and a Tier 1 leverage ratio of 9.5 percent. At December 31, 2013, Hudson Valley Bank, N.A. posted a total risk-based capital ratio of 17.1 percent, a Tier 1 risk-based capital ratio of 15.8 percent, and a Tier 1 leverage ratio of 9.3 percent.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2013. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Goodwill and Other Intangible Assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Identified intangible assets that have finite useful lives are amortized over those lives by a method which reflects the pattern in which the economic benefits of the intangible asset are used up. Goodwill is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that impairment may exist. Identifiable intangible assets are subject to impairment if events or circumstances indicate that impairment may exist. If such testing indicates impairment in the values and/or remaining amortization periods of the intangible assets, adjustments are made to reflect such impairment. A goodwill impairment analysis performed in the fourth quarter of 2013 indicated pretax impairment of $18.7 million primarily driven by the recent loss of clients and a reduction in the projected earnings capacity of the Company’s asset management subsidiary.

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period the change is enacted. At December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no expenses accrued for interest and penalties on unrecognized tax benefits for the years ended December 31, 2013 and 2012.

Results of Operations for Each of the Three Years in the Period Ended December 31, 2013

Summary of Results

The Company reported net income of $1.1 million or $0.06 per diluted share in 2013 compared to net income of $29.2 million or $1.49 per diluted share in 2012 and a net loss of $2.1 million or ($0.11) per diluted share in 2011. The overall decrease in 2013, compared to 2012, reflected lower net interest income, lower non-interest income and higher non-interest expense, partially offset by a lower provision for loan losses and lower income taxes. Non-interest expense in 2013 included an $18.7 million pretax goodwill impairment charge in the fourth quarter. Non-interest income for 2012 included a pretax gain of $15.9 million resulting from loan sales completed at the end of the first quarter. The goodwill impairment charge was primarily driven by the recent loss of clients and a reduction in the projected earnings capacity of the Company’s asset management subsidiary The overall increase in 2012, compared to 2011, resulted primarily from a $55.6 million decrease in the provision for loan losses, partially offset by a $14.6 million decrease in net interest income in 2012, compared to 2011. The overall increase in 2012, compared to 2011, also reflected a pretax gain of $15.9 million resulting from the successful completion of the loan sales at the end of the first quarter of 2012, partially offset by slightly lower non-interest income and higher non-interest expenses. The decreases in net interest income in 2013 and 2012, compared to their respective prior year periods, were primarily due to significant margin compression resulting from the combined impacts of only partial redeployment of proceeds from loan sales completed in the first quarter of 2012 and the continuation of historically low interest rates.

Provisions for loan losses totaled $2.5 million, $8.5 million and $64.2 million in 2013, 2012 and 2011, respectively. The provision in 2011 included $48.1 million of charges directly related to write-downs associated with the transfer of $473.8 million of loans to the held-for-sale status in the fourth quarter of 2011, in anticipation of bulk loan sales completed in the first quarter of 2012. The 2013 provision was significantly lower than the comparable 2012 and 2011 periods reflecting gradually improving credit environment and improvements achieved in the resolutions of classified and nonperforming loans. However, the provisions remain reflective of some continued weakness in the overall economy, and the related effects of this weakness on the Company’s overall asset quality.

Non-interest income also included pretax other-than-temporary impairment charges of $1.2 million, $0.5 million and $0.4 million in 2013, 2012 and 2011, respectively, related to the Bank’s investments in pooled trust preferred securities. The 2013 impairment charge resulted from management’s decision to sell the portfolio given the uncertainty of pending final regulations of the Volcker rule. The Company sold its portfolio of pooled trust preferred securities in January 2014, prior to the federal banking agencies’ interim final rule, without further loss. Non-interest income also included $0.1 million and $0.4 million losses on sales and revaluation of other real estate owned in 2012 and 2011, respectively. Non-interest expense for 2013 also included approximately $1.3 million of non-recurring fees and expenses incurred to fully address matters raised by the Office of the Comptroller of the Currency in the previously disclosed Formal Written Agreement, which was terminated in October 2013 and a $1.3 million write-off associated with branch closings and consolidations during 2013. Non-interest expense for 2012 also included legal and other expenses of $1.2 million related to the previously announced ongoing investigations by the Securities and Exchange Commission (“SEC”) and the Department of Labor (“DOL”) relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, A.R. Schmeidler & Co., Inc.

Returns on average stockholders’ equity and average assets were 0.4 percent and 0.04 percent for 2013, compared to 10.1 percent and 1.0 percent for 2012, and (0.7) percent and (0.1) percent in 2011. Returns on adjusted average stockholders’ equity were 0.4 percent, 10.1 percent and (0.7) percent in 2013, 2012 and 2011, respectively. Adjusted average stockholders’ equity excludes the effects of net unrealized (losses) gains, net of tax of ($0.4) million, $1.5 million and $1.2 million on securities available for sale in 2013, 2012 and 2011, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace. See GAAP to non-GAAP reconciliations in the “Average Balances and Interest Rates” section herein.

Average Balances and Interest Rates

The following tables set forth the daily average balances of interest earning assets and interest bearing liabilities for each of the last three years as well as total interest and corresponding yields and rates.

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Deposits in Banks	$759,011	$1,985	0.26%	$535,868	$1,254	0.23%	$219,388	$621	0.28%
Federal funds sold	22,256	38	0.17%	19,695	39	0.20%	35,771	95	0.27%
Securities: (1)
Taxable	434,926	9,436	2.17%	376,450	11,898	3.16%	371,210	11,829	3.19%
Exempt from federal income taxes	84,825	4,485	5.29%	92,323	5,548	6.01%	107,698	6,569	6.10%
Loans, net (2)	1,464,100	75,209	5.14%	1,636,097	93,255	5.70%	1,882,199	111,802	5.94%

Total interest earning assets	2,765,118	91,153	3.30%	2,660,433	111,994	4.21%	2,616,266	130,916	5.00%

Non interest earning assets:
Cash & due from banks	57,258			41,898			45,846
Other assets	131,197			145,184			144,404

Total non interest earning assets	188,455			187,082			190,250

Total assets	$2,953,573			$2,847,515			$2,806,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$885,502	$3,244	0.37%	$894,068	$3,858	0.43%	$958,347	$6,069	0.63%
Savings	126,605	330	0.26%	124,244	500	0.40%	113,407	474	0.42%
Time	122,761	596	0.49%	138,863	838	0.60%	168,003	1,482	0.88%
Checking with interest	437,673	725	0.17%	353,206	701	0.20%	290,184	705	0.24%
Securities sold under repo & other s/t borrowings	26,738	27	0.10%	45,619	98	0.21%	49,678	246	0.50%
Other borrowings	16,407	724	4.41%	16,446	728	4.43%	40,184	1,782	4.43%

Total interest bearing liabilities	1,615,686	5,646	0.35%	1,572,446	6,723	0.43%	1,619,803	10,758	0.66%

Non interest bearing liabilities:
Demand deposits	1,013,154			959,566			866,993
Other liabilities	30,823			26,553			23,461

Total non interest bearing liabilities	1,043,977			986,119			890,454

Stockholders’ equity (1)	293,910			288,950			296,259

Total liabilities and stockholders’ equity	$2,953,573			$2,847,515			$2,806,516

Net interest earnings		$85,507			$105,271			$120,158

Net yield on interest earning assets			3.09%			3.96%			4.59%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the non-GAAP financial disclosures and reconciliation to GAAP table below.

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

Average Balances and Interest Rates

Non-GAAP disclosures

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Total interest earning assets:
As reported	$2,758,437	$2,662,587	$2,618,042
Unrealized (loss) gain on securities available for sale (1)	(6,681)	2,154	1,776

Adjusted total interest earning assets	$2,765,118	$2,660,433	$2,616,266

Net interest earnings:
As reported	$83,937	$103,329	$117,859
Adjustment to tax equivalency basis (2)	1,570	1,942	2,299

Adjusted net interest earnings	$85,507	$105,271	$120,158

Net yield on interest earning assets:
As reported	3.04%	3.88%	4.50%
Effects of (1) and (2) above	0.05%	0.08%	0.09%

Adjusted net yield on interest earning assets	3.09%	3.96%	4.59%

Average stockholders’ equity:
As reported	$289,925	$290,486	$297,488
Effects of (1) and (2) above	(3,985)	1,536	1,229

Adjusted average stockholders’ equity	$293,910	$288,950	$296,259

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2013 and 2012, and the years ended December 31, 2012 and 2011, on a tax equivalent basis:

	2013 Compared to 2012 (Decrease) Due to Change in			2012 Compared to 2011 (Decrease) Due to Change in
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
	(In thousands)
Interest income:
Deposits in Banks	$522	$209	$731	$896	$(263)	$633
Federal funds sold	5	(6)	(1)	(43)	(13)	(56)
Securities:
Taxable	1,848	(4,310)	(2,462)	167	(98)	69
Exempt from federal income taxes (2)	(451)	(612)	(1,063)	(938)	(83)	(1,021)
Loans, net	(9,804)	(8,242)	(18,046)	(14,618)	(3,929)	(18,547)

Total interest income	(7,880)	(12,961)	(20,841)	(14,536)	(4,386)	(18,922)

Interest expense:
Deposits:
Money market	(37)	(577)	(614)	(407)	(1,804)	(2,211)
Savings	10	(180)	(170)	45	(19)	26
Time	(97)	(145)	(242)	(257)	(387)	(644)
Checking with interest	168	(144)	24	153	(157)	(4)
Securities sold under repo & other s/t borrowings	(41)	(30)	(71)	(20)	(128)	(148)
Other borrowings	(2)	(2)	(4)	(1,053)	(1)	(1,054)

Total interest expense	1	(1,078)	(1,077)	(1,539)	(2,496)	(4,035)

Decrease in interest differential	$(7,881)	$(11,883)	$(19,764)	$(12,997)	$(1,890)	$(14,887)

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2013 and 2012.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The Company has experienced an extended period of negative, although recently improving, economic conditions and historically low interest rates. These conditions have resulted in sharp declines in the value of collateral securing many of the Company’s loans, elevated levels of classified and nonperforming loans and declining margins. In addition, a dynamically changing regulatory landscape has resulted in greater scrutiny of the historic business models of community-based institutions. This has resulted in greater pressure on many community banks to reduce loan concentrations, particularly commercial real estate loans, and to accelerate the reduction of levels of nonperforming and classified loans. During this period, the Company took various steps to address these issues. These steps included repositioning its securities portfolio, reducing higher cost term borrowings and, during the first half of 2012, executing significant loan sales for the purpose of reducing commercial real estate concentrations and overall levels of classified and nonperforming loans. These actions have resulted in significant margin compression, particularly in 2013, as a result of the impact of only partial redeployment of proceeds from loan sales. As a result of these differentials in redeployment and average yields, additional margin compression may result in the near term, particularly during the period of redeployment of excess liquidity. During 2013, management executed on several initiatives previously disclosed to redeploy excess liquidity. These initiatives included asset purchases, loan participations with other institutions and the ability to internally originate, underwrite and service leasing and other non-commercial real estate credits. Management believes that the results of these efforts will enable the Company to maximize its net interest income, address regulatory concerns, and effectively reposition its portfolios from both asset composition and interest rate risk perspectives.

Net interest income, on a tax equivalent basis, decreased $19.8 million or 18.8 percent to $85.5 million in 2013, compared to $105.3 million in 2012, which decreased $14.9 million or 12.4 percent from $120.2 million in 2011. The decrease in 2013, compared to 2012, was primarily due to a decrease in the tax equivalent basis net interest margin to 3.09 percent in 2013, compared to 3.96 percent in 2012. The decrease in 2012, compared to 2011, was primarily due to a decrease in the tax equivalent basis net interest margin to 3.96 percent in 2012, compared to 4.59 percent in 2011. This trend of decreasing margin resulted from the aforementioned significant changes in the composition of interest earning assets resulting from the combined effects of loan sales conducted in the first quarter of 2012 and continued low interest rates. The effects of the decreasing margins were partially offset by increases of $61.4 million in 2013 and $91.5 million in 2012 in the excess of adjusted average interest earning assets over average interest bearing liabilities. For purposes of the financial information included in this section, the Company adjusts average interest earning assets to exclude the effects of unrealized gains and losses on securities available for sale and adjusts net interest income to a tax equivalent basis. Management believes that this alternate presentation more closely reflects actual performance, as it is consistent with the Company’s stated asset/liability management strategies. The effects of these non-GAAP adjustments to tax equivalent basis net interest income and adjusted average assets are included in the table presented in the “Average Balances and Interest Rates” section herein. Net interest income in accordance with GAAP decreased by $19.4 million or 18.8 percent to $83.9 million for the year ended December 31, 2013, compared to $103.3 million for the year ended December 31, 2012, which decreased $14.6 million or 12.4 percent, compared to $117.9 million for the year ended December 31, 2011.

The Company’s overall asset quality has improved as a result of actions taken by management to reduce concentrations and classified assets and the gradually improving credit environment. However, asset quality has continued to be adversely affected by the current state of the economy and it has continued to experience elevated levels of delinquent and nonperforming loans, and declines in the loan-to-value ratios on existing loans. Changes in the levels of nonperforming loans have a direct impact on net interest income.

The Company’s short-term liquidity remains at elevated levels, resulting from continued deposit growth and proceeds from loan sales which have not yet been redeployed. This excess liquidity contributed to margin compression. The Company has made efforts throughout the extended period of economic uncertainty and fluctuating interest rates to minimize the impact on its net interest income by appropriately repositioning its securities portfolio and funding sources while maintaining prudence and awareness of the potential consequences that the current economic crisis could have on its asset quality and interest rate risk profiles. The Company continues to increase the number of loans originated with interest rate floors and exercise caution in reinvestment of excess liquidity provided from continued strong deposit growth and proceeds from loan sales. These actions are being conducted partially to maintain flexibility in reaction to the continuation of historically low interest rates. The Company’s ability to make changes in its asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

Interest income is determined by the volume of and related rates earned on interest earning assets. Volume decreases in loans and a lower average yield on interest earning assets, partially offset by volume increases in investments, interest earning deposits and Federal funds sold resulted in lower interest income in 2013, compared to 2012. Volume decreases in loans and investments and a lower average yield on interest earning assets, partially offset by volume increases in interest earning deposits and Federal funds sold resulted in lower interest income in 2012, compared to 2011. Adjusted average interest earning assets in 2013 increased $104.7 million, or 3.9 percent, to $2,765.1 million from $2,660.4 million in 2012, which increased $44.1 million, or 1.7 percent, from $2,616.3 million in 2011.

Loans are the largest component of interest earning assets. Net loans, excluding loans held-for-sale, increased $165.4 million or 11.5 percent to $1,606.2 million at December 31, 2013 from $1,440.8 million at December 31, 2012, which decreased $100.6 million or 6.5 percent from $1,541.4 million at December 31, 2011. Average net loans decreased $172.0 million or 10.5 percent to $1,464.1 million in 2013 from $1,636.1 million in 2012, which decreased $246.1 million or 13.1 percent from $1,882.2 million in 2011. The decreases in average net loans in 2013 and 2012 resulted primarily from the aforementioned actions taken by the Company to reduce its concentration in commercial real estate and its level of classified loans. The average yield on loans was 5.14 percent in 2013, compared to 5.70 percent in 2012 and 5.94 percent in 2011. As a result, interest income on loans decreased in 2013 and 2012 due to lower volume and lower interest rates.

Total securities, including Federal Home Loan Bank (“FHLB”) stock and excluding net unrealized gains and losses, increased $101.2 million or 22.0 percent to $560.5 million at December 31, 2013 from $459.3 million at December 31, 2012, which decreased $61.0 million or 11.7 percent from $520.3 million at December 31, 2011. Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $51.0 million or 10.9 percent to $519.8 million in 2013 from $468.8 million in 2012, which decreased $10.1 million or 2.1 percent from $478.9 million in 2011. The increase in average total securities in 2013 compared to 2012 reflected volume increases in U.S Treasury and Agency securities, mortgage-backed securities and other fixed income securities, and obligations of state and political subdivisions, partially offset by volume decreases in equities and FHLB stock. The decrease in average total securities in 2012 compared to 2011 reflected volume decreases in obligations of state and political subdivisions, equities and FHLB stock partially offset by volume increases in U.S Treasury and Agency securities, mortgage-backed securities and other fixed income securities. The average tax equivalent basis yields on securities were 2.68 percent, 3.72 percent and 3.84 percent in 2013, 2012 and 2011, respectively. As a result, tax equivalent basis interest income on securities decreased in 2013 due to lower rates partially offset by higher volume and decreased in 2012 due to lower volume and lower interest rates. Increases and decreases in average FHLB stock results from purchases or redemptions of stock in order to maintain required levels to support FHLB borrowings.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $1.1 million or 16.4 percent to $5.6 million in 2013 from

$6.7 million in 2012, which decreased $4.1 million or 38.0 percent from $10.8 million in 2011. Average interest bearing liabilities increased $43.3 million or 2.8 percent to $1,615.7 million in 2013 from $1,572.4 million in 2012, which decreased $47.4 million or 2.9 percent from $1,619.8 million in 2011.

The increase in average interest bearing liabilities in 2013, compared to 2012, was due to volume increases in savings deposits and checking with interest, partially offset by volume decreases in money market deposits, time deposits, short-term borrowings and other borrowed funds. The decrease in average interest bearing liabilities in 2012, compared to 2011, was due to volume decreases in money market deposits, time deposits, short-term borrowings and other borrowed funds, partially offset by volume increases in savings deposits and checking with interest. Overall deposit growth in 2013 was partially offset by planned reductions in certain non-core deposit balances, and proceeds from deposit growth were used to fund new loans, reduce maturing term borrowings, increase the securities portfolio or were retained in liquid investments, principally interest earning bank deposits. The average interest rate paid on interest bearing liabilities was 0.35 percent in 2013, compared to 0.43 percent in 2012, and 0.66 percent in 2011. As a result of these factors, interest expense was lower in 2013 due to lower interest rates and lower in 2012 due to lower volume and lower interest rates. Overall deposit growth was partially offset by planned reductions in certain non-core deposit balances, and proceeds from deposit growth were used to fund new loans, reduce maturing term borrowings, increase the securities portfolio or were retained in liquid investments, principally interest earning bank deposits.

Average non-interest bearing demand deposits increased $53.6 million or 5.6 percent to $1,013.2 million in 2013 from $959.6 million in 2012, which increased $92.6 million or 10.7 percent from $867.0 million in 2011. Non-interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 2013 is as follows:

	2013	2012	2011
Average interest rate on:
Total average interest earning assets	3.30%	4.21%	5.00%
Total average interest bearing liabilities	0.35%	0.43%	0.66%
Total interest rate spread	2.95%	3.78%	4.34%

In 2013 and 2012, the interest rate spread decreased reflecting decreases in interest rates on interest earnings assets and interest earning liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression in net interest rate spread may occur.

Provision for Loan Losses

The provision for loan losses in 2013 was $2.5 million compared to $8.5 million in 2012 and $64.2 million in 2011. The decrease in 2013, compared to 2012, reflected the gradually improving credit environment coupled with improvements achieved in the resolutions of classified and nonperforming loans. The large provision in 2011 reflected $48.1 million in write-downs associated with management’s decision to transfer $473.8 million of loans to the held-for-sale status in contemplation of bulk loan sales designed to reduce both classified loans and the Company’s overall concentration in commercial real estate loans.

Non-Interest Income

Non-interest income decreased $18.7 million or 55.3 percent to $15.1 million in 2013 compared to $33.8 million in 2012, which increased $14.9 million or 78.8 percent compared to $18.9 million in 2011. The decrease in 2013, compared to 2012, and the increase in 2012, compared to 2011, resulted primarily from a $15.9 million pretax gain on sales of loans completed in the first quarter of 2012. The 2013 decrease, compared to 2012, was also due to lower service fees, lower investment advisory fees and higher impairment charges on securities available-for-sale, partially offset by higher other income. The 2012 increase, compared to 2011, was also due to higher other income, partially offset by lower service fees, lower investment advisory fees, and slightly higher impairment charges on securities available-for-sale.

Service charges decreased by $0.5 million or 7.9 percent to $5.8 million in 2013 compared to $6.3 million in 2012, which decreased by $0.7 million or 10.0 percent from $7.0 million in 2011. The 2013 and 2012 decreases were due to decreased fee-based activity.

Investment advisory fees decreased $1.8 million or 18.9 percent to $7.7 million in 2013 from $9.5 million in 2012, which decreased $0.8 million or 7.8 percent from $10.3 million in 2011. The 2013 decrease was primarily the result of recent losses of customers, declining assets under management and lower average fees. The 2012 decrease was primarily due to the effects of fluctuation in both domestic and international equity markets.

The Company recognized impairment charges on securities available for sale of $1.2 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011 respectively. The impairment charges were related to adverse market conditions affecting the Company’s investments in pooled trust preferred securities. The 2013 impairment charge resulted directly from management’s decision to sell the portfolio given the uncertainty of pending final regulations of the Volcker rule. The Company sold its portfolio of pooled trust preferred securities in January 2014, prior to the federal banking agencies’ interim final rule, without further loss. Dispositions of securities available for sale resulted in net realized gains of less than $0.1 million in both 2013 and 2012. The sales were conducted as part of the Company’s ongoing asset/liability management process. Non-interest income also included $0.1 million and $0.4 million of losses on sales and revaluation of other real estate owned in 2012 and 2011, respectively.

Other income increased $0.1 million or 3.7 percent to $2.8 million in 2013 compared to $2.7 million in 2012, which increased $0.3 million or 12.5 percent from $2.4 million in 2011. The increase in 2013, compared to 2012, resulted primarily from credit card income. The increase in 2012, compared to 2011, resulted primarily from income on bank owned life insurance and rental income.

Non-Interest Expense

Non-interest expense increased $17.6 million or 21.3 percent to $100.1 million in 2013, compared to $82.5 million in 2012, which increased $2.3 million or 2.9 percent compared to $80.2 million in 2011. The increase in 2013, compared to 2012, resulted primarily from the aforementioned pretax goodwill impairment charge of $18.7 million, an increase in FDIC assessments, and a slight increase in personnel expense, partially offset by decreases in occupancy expense, professional fees, equipment expense, business development expense, and other operating expenses. Non-interest expense for 2013 also included approximately $1.3 million of non-recurring fees and expenses incurred to fully address matters raised by the Office of the Comptroller of the Currency in the previously disclosed Formal Written Agreement, which was terminated in October 2013 and a $1.3 million write-off associated with branch closings and consolidations during 2013. The increase in 2012, compared to 2011, resulted primarily from increases in investments in technology and personnel to accommodate expanding risk management requirements and growth and the expansion of services and products available to new and existing customers and an increase in FDIC insurance, partially offset by decreases in costs associated with problem loan resolution. Non-interest expense for 2012 and 2011 also included legal and other expenses of $1.2 million and $1.7 million, respectively, related to the previously announced investigations by the SEC and the DOL relating to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary. In the third quarter of 2013, the Company and ARS reached a settlement with the SEC and the DOL of these matters and all known amounts due had been provided for.

The Company’s efficiency ratio (a lower ratio indicates greater efficiency) which compares non-interest expense to total adjusted revenue (taxable equivalent net interest income, plus non-interest income, excluding gain or loss on securities transactions and the goodwill impairment charge) was 79.9 percent in 2013, compared to 66.7 percent in 2012 and 57.3 percent in 2011. The increasing trend of the efficiency ratio is primarily the result of significant reductions in net interest income due to continued low interest rates.

Salaries and employee benefits, the largest component of non-interest expense, increased $0.3 million, or 0.7 percent, to $45.1 million in 2013 from $44.8 million in 2012, which was an increase of $2.6 million, or 6.2 percent, from $42.2 million in 2011. The 2013 and 2012 increases resulted primarily from hiring experienced personnel to accommodate expanding risk management requirements and the expansion of services and products available to new and existing customers.

The following tables show the number of full and part time employees and the salaries and employee benefit expenses for the Company for the years indicated:

	2013	2012	2011
Employees at December 31,
Full Time Employees	401	429	445
Part Time Employees	18	31	44

	2013	2012	2011
	(Dollars in thousands)
Salaries and Employee Benefits:
Salaries	$32,992	$31,578	$30,842
Payroll Taxes	2,748	2,643	2,579
Medical Plans	2,824	2,581	2,340
Incentive Compensation Plans	2,982	4,423	3,267
Employee Retirement Plans	2,813	2,730	2,629
Other	750	858	537

Total	$45,109	$44,813	$42,194

Percent of total non interest expense	45.1%	54.3%	52.6%

Occupancy expense decreased $0.1 million or 1.1 percent to $8.6 million in 2013 from $8.7 million in 2012 which decreased $0.3 million or 3.3 percent from $9.0 million in 2011. The decrease in 2013 resulted primarily from a decrease in real estate taxes. The decrease in 2012 resulted primarily from a decrease in maintenance costs.

Professional service fees decreased $0.8 million or 10.5 percent to $6.8 million in 2013 from $7.6 million in 2012, which was a $0.2 million or 2.7 percent increase from $7.4 million for 2011. The decrease in 2013 and increase in 2012 were primarily due to costs related to the engagement of consultants to assist with new systems implementations and legal costs related to the SEC and DOL investigations of A.R. Schmeidler & Co., Inc. during 2012.

Equipment expense decreased $0.4 million or 8.9 percent to $4.1 million in 2013 from $4.5 million in 2012, which was an increase of $0.2 million or 4.7 percent from $4.3 million in 2011. The decrease in 2013 reflected a decrease in depreciation expense of office equipment. The increase in 2012 reflected increased equipment and software maintenance.

Business development expense decreased $0.2 million or 8.3 percent to $2.2 million in 2013 from $2.4 million in 2012 which increased $0.3 million or 14.3 percent compared to $2.1 million in 2011. The decrease in 2013 and increase in 2012 resulted from increased participation in business development activities in order to lay the foundation to grow the Company and expenses related to the celebration of the Bank’s 40th anniversary.

The Federal Deposit Insurance Corporation (“FDIC”) assessment was $3.9 million in 2013, compared to $3.2 million in 2012 and $2.8 million for 2011. The changes in both 2013 and 2012, compared to their respective prior year periods, were reflective of changes in the Bank’s premium calculation base and assessment rate.

Other operating expenses, as reflected in the following table, decreased 6.0 percent in 2013 and decreased 8.0 percent in 2012:

	2013	2012	2011
	(Dollars in thousands)
Other Operating Expenses:
Stationary & printing	$739	$819	$798
Communications expense	672	719	697
Courier expense	850	829	874
Other loan expense	1,097	889	1,861
Outside services	4,628	4,307	4,531
Dues, meetings, and seminars	298	272	597
Other	2,389	3,517	2,986

Total	$10,673	$11,352	$12,344

Percent of total non interest expense	10.7%	13.8%	15.4%

Income Taxes

Income tax (benefits) expenses of ($4.6) million, $16.9 million and ($5.4) million were recorded in 2013, 2012 and 2011, respectively. The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. Prior to the consolidation/closure of the Connecticut branches, we were also subject to a Connecticut State tax rate of 7.5%.

In May 2013, the Internal Revenue Service (IRS) commenced a routine examination of the Company’s 2009, 2010 and 2011 income tax returns. In January 2014, the Company received preliminary results of the examinations and there were no significant adjustments noted. In September 2013, the examination of the Company’s New York State income tax returns for the years 2005 through 2008 were completed without adjustment.

Financial Condition at December 31, 2013 and 2012

Cash and Due from Banks

Cash and due from banks was $699.4 million at December 31, 2013, a decrease of $128.1 million or 15.5 percent from $827.5 million at December 31, 2012. Included in cash and due from banks is interest earning deposits of $661.6 million at December 31, 2013 and $769.7 million at December 31, 2012. The decrease was a result of loan and securities purchases during the year.

Federal Funds Sold

Federal funds sold totaled $27.1 million at December 31, 2013, an increase of $7.8 million or 40.4 percent from $19.3 million at December 31, 2012. The increase resulted from timing differences in the redeployment of available funds into loans and longer term investments and volatility in certain deposit types and relationships.

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

The following table sets forth the amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31:

	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$94,427	$93,692	$53,197	$53,223
Mortgage-backed securities — residential	349,216	339,695	290,063	295,088
Obligations of states and political subdivisions	87,884	89,304	79,638	82,602
Other debt securities	9,529	9,529	11,319	3,748

Total debt securities	541,056	532,220	434,217	434,661
Mutual funds and other equity securities	9,729	9,978	10,026	10,409

Total	$550,785	$542,198	$444,243	$445,070

Classified as Held To Maturity
Mortgage-backed securities — residential	$3,133	$3,382	$5,083	$5,498
Obligations of states and political subdivisions	3,105	3,174	5,142	5,327

Total	$6,238	$6,556	$10,225	$10,825

The available for sale portfolio totaled $542.2 million at December 31, 2013 which was an increase of $97.1 million or 21.8 percent from $445.1 million at December 31, 2012. The increase resulted from a $40.4 million increase in U.S. Treasury and agency securities, a $44.6 million increase in mortgage-backed securities, a $6.7 million increase in obligations of states and political subdivisions, and a $5.8 million increase in other debt securities, which was partially offset by a $0.4 million decrease in other equity securities. The increase in U.S. Treasury and agency securities was due to purchases of $57.7 million, which was partially offset by maturities and calls of $16.2 million and other changes of $1.1 million. The increase in mortgage-backed securities was due to purchases of $203.0 million, which was partially offset by principal paydowns of $142.6 million and other changes of $15.8 million. The increase in obligations of states and political subdivisions was due to purchases of $31.1 million, which was partially offset by maturities and calls of $21.9 million, sales of $0.8 million and other changes of $1.7 million. The increase in other debt securities was due to purchases of $0.3 million and other changes of $6.3 million, which was partially offset by principal paydowns of $0.8 million. The decrease in other equity securities was due to maturities and calls of $0.3 million and other changes of $0.1 million.

Included in other debt securities were investments in five pooled trust preferred securities. The value of these investments had been severely negatively affected by the economic downturn of recent years and the resulting investor concerns about recent and future losses in the financial services industry. In December 2013, a joint federal bank regulatory agency statement was issued noting that they were reviewing certain provisions of the Dodd-Frank Act and other related regulations regarding whether it should be permissible for Banks to continue to hold investments in collateralized debt obligations, including trust preferred securities. As a result of the joint statement, liquidity in the market for pooled trust preferred securities improved greatly as holders evaluated their positions in light of a potential regulatory mandate to divest. The Company sought and reviewed offers for its holdings and, based on the significant improvement in the market and the uncertainty of being able to hold these investments to maturity, decided to sell the entire portfolio in early January 2014, prior to the federal agencies’ interim final rule, for $8.8 million. Due to this change in intent, the remaining $1.2 million difference between the amortized cost and fair value at December 31, 2013 was recognized as other-than-temporary impairment through earnings with no additional gain or loss realized upon completion of the sale in January 2014.

The held to maturity portfolio totaled $6.2 million at December 31, 2013, which was a decrease of $4.0 million or 39.2 percent from $10.2 million at December 31, 2012. The decrease was due to principal paydowns of $2.0 million in mortgage-backed securities and maturities and calls of $2.0 million in obligations of states and political subdivisions.

The following table presents the amortized cost of securities at December 31, 2013, distributed based on contractual maturity or earlier call date, for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year		After 1 Year but Within 5 Years		After 5 Years but Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and government agencies	$24,654	0.48%	$61,254	0.69%	$8,519	1.36%	—	—	$94,427	0.57%
Mortgage-backed securities — residential	68,111	2.53%	169,864	2.27%	114,374	2.03%	—	—	352,349	1.58%
Obligations of states and political subdivisions	42,147	6.38%	46,826	3.63%	2,016	3.28%	—	—	90,989	4.82%
Other debt securities	8,753	2.11%	776	2.58%	—	—	—	—	9,529	2.15%

Total	$143,665	3.28%	$278,720	2.15%	$124,909	2.01%	—	—	$547,294	1.96%

Estimated Fair Value	$141,429		$274,382		$122,965		—		$538,776

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $3.5 million at December 31, 2013 and $4.8 million at December 31, 2012.

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

There were no obligations of any single issuer which exceeded ten percent of stockholders’ equity at December 31, 2013 or December 31, 2012.

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

The Company does not intend to offer residential real estate loans that do not conform to the “qualified mortgage” rules promulgated by Dodd-Frank.

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

During 2013, the Bank purchased $142.9 million of residential real estate loans. The purchases were made in order to redeploy excess liquidity into higher yielding assets while maintaining asset quality. Management may from time-to-time enter the market to purchase residential real estate loans.

The Company does not originate or purchase loans similar to payment option loans or loans that allow for negative interest amortization. The Company does not engage in sub-prime lending nor does it offer loans with low “teaser” rates or high loan-to-value ratios to sub-prime borrowers.

Commercial and Industrial Loans: The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also offered on an unsecured basis. These loans generally have variable rates of interest. Commercial loans, for the purpose of purchasing equipment and/or inventory, are usually written for terms of 1 to 5 years with, exceptionally, longer terms. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. The Company generally requires a debt service coverage ratio of at least 125%. During 2013, the Bank joined a consortium of banks which would allow HVB to purchase or sell commercial and industrial loans. Before purchasing through the consortium, HVB must underwrite the loan to its satisfaction and policy.

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

In late 2013, the Company initiated an asset-based lending (“ABL”) program which will offer credit facilities in the form of credit lines and/or term loans primarily to manufacturers, wholesalers, distributors, service providers and retailers. The program targets 3-5 year facilities between $2.5 million and $25 million. The current pricing targets average LIBOR + 3%. The Company will also be both a buyer and seller of participations in ABL facilities with approved partners. ABL refers to loans secured by a variety of assets usually comprised of accounts receivable, inventory, machinery and equipment and, at times, real estate. The collateral is considered the primary source of repayment and the operation of the business is the secondary source. The Company typically will advance 80-85% against eligible receivables; 50-60% of cost or 85% of appraised net recovery value of inventory; 60% of appraised value or 70-80% of liquidation value of machinery & equipment and 60% of appraised value of real estate. Ongoing collateral management and other monitoring on the part of the lender are essential to the success this type of program.

Commercial and industrial loans are often larger and may involve greater risks than other types of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

Loans to Individuals: The Company offers installment loans and reserve lines of credit to individuals. Installment loans are limited to $50,000 and lines of credit are generally limited to $5,000. These loans have terms up to 5 years with fixed or variable rates of interest. The rate of interest is dependent on the term of the loan and the type of collateral. The Company does not place an emphasis on originating these types of loans.

Major classifications of loans at December 31 were as follows:

	2013	2012	2011	2010	2009
	(In thousands)
Real Estate:
Commercial	$593,476	$550,786	$690,837	$796,253	$783,597
Construction	88,311	74,727	110,027	174,369	255,660
Residential Multi-family	226,898	196,199	227,595	152,295	88,789
Residential Other	432,999	325,774	287,233	315,031	365,743
Commercial & Industrial	258,578	288,809	218,500	245,263	274,860
Other	17,388	21,725	29,222	33,257	26,970
Lease financing	13,140	11,763	12,538	15,783	20,810

Total loans	1,630,790	1,469,783	1,575,952	1,732,251	1,816,429
Deferred loan costs (fees), net	1,379	(2,411)	(3,862)	(4,115)	(5,139)
Allowance for loan losses	(25,990)	(26,612)	(30,685)	(38,949)	(38,645)

Loans, net	$1,606,179	$1,440,760	$1,541,405	$1,689,187	$1,772,645

Gross loans increased $161.0 million or 11.0 percent to $1,630.8 million at December 31, 2013 from $1,469.8 million at December 31, 2012, which decreased $106.2 million or 6.7 percent from $1,576.0 million at December 31, 2011. The changes in gross loans resulted primarily from:

•	Increase of $42.7 million and decrease of $140.1 million in 2013 and 2012, respectively, in commercial real estate mortgages. The increase in 2013 resulted primarily from higher volume of originations. The decrease in 2012 resulted primarily from actions taken by the Bank to reduce its concentration in commercial real estate.

•	Increase of $13.6 million and decrease of $35.3 million in 2013 and 2012, respectively, in construction loans. The increase in 2013 resulted primarily from higher volume of originations. The decrease in 2012 resulted primarily from increased payoffs, charge-offs and a lower volume of originations.

•	Increase of $30.7 million and decrease of $31.4 million in 2013 and 2012, respectively, in multifamily loans. The increase in 2013 resulted primarily from higher volume of originations. The decrease in 2012 resulted primarily from actions taken by the Bank to reduce its concentration in commercial real estate.

•	Increases of $107.2 million and $38.5 million in 2013 and 2012, respectively, in residential real estate mortgages. The increase in 2013 resulted primarily from the purchase of $142.9 million of fixed and adjustable rate 1-4 family residential loans, which was partially offset by payoffs, paydowns, and charge-offs. The increase in 2012 was due to the purchase of $65.8 million of adjustable rate 1-4 family residential loans which was partially offset by payoffs, paydowns, and charge-offs.

•	Decrease of $30.2 million and increase of $70.3 million in 2013 and 2012, respectively, in commercial and industrial loans. The decrease in 2013 was due to payoffs, paydowns, and charge-offs. The increase in 2012 resulted primarily from increased activity as the Company emphasized this loan type to diversify the loan portfolio.

•	Decrease of $4.3 million and $7.5 million in 2013 and 2012, respectively, in other loans; and

•	Increase of $1.4 million and decrease of $0.8 million in 2013 and 2012, respectively, in lease financings.

Loans are made at both fixed rates of interest and variable or floating rates of interest, generally based upon the Prime Rate as published in the Wall Street Journal. At December 31, 2013, the Company had total gross loans with fixed rates of interest of $1,067.6 million, or 65.5 percent of total loans, and total gross loans with variable or floating rates of interest of $563.1 million, or 34.5 percent of total loans, as compared to $937.8 million or 63.8 percent of total loans in fixed rate loans and $532.0 million or 36.2 percent of total loans in variable or floating rate loans at December 31, 2012.

Average net loans decreased $172.0 million or 10.5 percent to $1,464.1 million in 2013 from $1,636.1 million in 2012, which decreased $246.1 million or 13.1 percent from $1,882.2 million in 2011.

At December 31, 2013 and 2012, the Company had approximately $237.3 million and $217.6 million, respectively, of committed but unissued lines of credit, commercial mortgages, construction loans and commercial and industrial loans.

The following table presents the maturities of loans outstanding at December 31, 2013 excluding loans to individuals, real estate mortgages (other than construction loans) and lease financings, and the amount of such loans by maturity date that have pre-determined interest rates and the amounts that have floating or adjustable rates:

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percent
	(Dollars in thousands)
Loans:
Real Estate — commercial	$101,821	$291,711	$199,944	$593,476	63.1%
Real Estate — construction	49,271	39,040	—	88,311	9.4%
Commercial & Industrial	102,279	87,620	68,679	258,578	27.5%

Total	$253,371	$418,371	$268,623	$940,365	100.0%

Rate sensitivity:
Fixed or predetermined interest rates	$77,166	$347,941	$244,584	$669,691	71.2%
Floating or adjustable interest rates	176,205	70,430	24,039	270,674	28.8%

Total	$253,371	$418,371	$268,623	$940,365	100.0%

Percent	26.9%	44.5%	28.6%	100.0%

It is the Company’s policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectability of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection.

The following table summarizes the Company’s non-accrual loans, loans past due 90 days or more, nonperforming loans held for sale, Other Real Estate Owned (“OREO”) and related interest income not recorded on non-accrual loans as of and for the years ended December 31:

	2013	2012	2011	2010	2009
	(In thousands)
Loans past due 90 days or more and still accruing	—	—	—	$1,625	$6,941
Non-accrual loans at period end	$23,489	$34,808	$29,892	43,684	50,590
Other real estate owned	—	250	1,174	11,028	9,211
Nonperforming loans held for sale	—	—	27,848	7,811	—
Additional interest income that would have been recorded if these borrowers had complied with contractual terms	805	1,401	3,216	4,346	3,032

There was no interest income on non-accrual loans included in net income for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

The following table is a summary of nonperforming assets as of December 31:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans Past Due 90 Days or More and Still Accruing:
Real Estate:
Commercial	—	—	—	$292	$6,210
Construction	—	—	—	1,323	—
Residential	—	—	—	—	401

Total Real Estate	—	—	—	1,615	6,611
Commercial & Industrial	—	—	—	10	273
Lease Financing & Individuals	—	—	—	—	57

Total Loans Past Due 90 Days or More and Still Accruing	—	—	—	1,625	6,941

Non-Accrual Loans:
Real Estate:
Commercial	$6,629	$18,387	$13,212	15,295	20,957
Construction	879	4,720	5,481	15,689	10,057
Residential	14,559	9,682	3,396	7,744	15,621

Total Real Estate	22,067	32,789	22,089	38,728	46,635
Commercial & Industrial	1,422	2,019	7,803	4,563	3,821
Lease Financing & Other	—	—	—	393	134

Total Non-Accrual Loans	23,489	34,808	29,892	43,684	50,590

Other Real Estate Owned	—	250	1,174	11,028	9,211

Nonperforming Assets excluding loans held for sale	23,489	35,058	31,066	56,337	66,742
Nonperforming loans held for sale	—	—	27,848	7,811	—

Total Nonperforming Assets including loans held for sale	$23,489	$35,058	$58,914	$64,148	$66,742

Net charge-offs during year	$3,098	$12,580	$72,418	$46,223	$8,198

Nonperforming assets to total assets:
Excluding loans held for sale	0.78%	1.21%	1.11%	2.11%	2.50%
Including loans held for sale	0.78%	1.21%	2.11%	2.40%	2.50%

Non-accrual commercial real estate loans decreased $11.8 million to $6.6 million at December 31, 2013 from $18.4 million at December 31, 2012 which was an increase of $5.2 million from $13.2 million at December 31, 2011. The 2013 decrease resulted from the charge-off of four loans totaling $0.9 million, principal payments of $14.4 million, and the transfer of one loan totaling $0.3 million from nonperforming troubled debt restructurings (“TDRs”), which was partially offset by the addition of four loans totaling $3.2 million to non-accrual and the transfer of two loans totaling $0.6 million to non-accrual. The 2012 increase resulted from the addition of thirteen loans totaling $12.3 million to non-accrual and the transfer of three loans totaling $10.6 million to non-accrual, which was partially offset by the charge-off of six loans totaling $5.0 million, the return to accruing status of three loans totaling $4.5 million, principal payments of $4.2 million, one loan participation sold for $3.5 million, and the payoff of one loan totaling $0.5 million.

Non-accrual construction loans decreased $3.8 million to $0.9 million at December 31, 2013 from $4.7 million at December 31, 2012, which was a decrease of $0.8 million from $5.5 million at December 31, 2011. The 2013 decrease resulted from the charge-off of two loans totaling $0.8 million, principal payments of $1.5 million, and the transfer of one loan totaling $1.5 million from nonperforming TDRs. The 2012 decrease resulted from the charge-off of three loans totaling $1.8 million, principal payments of $1.8 million, the transfer of one loan totaling $3.9 million from nonperforming TDRs, and the payoff of two loans totaling $1.8 million, which was partially offset by the addition of four loans totaling $8.5 million to non-accrual.

Non-accrual residential real estate loans increased $4.9 million to $14.6 million at December 31, 2013 from $9.7 million at December 31, 2012 which was an increase of $6.3 million from $3.4 million at December 31, 2011. The 2013 increase resulted from the addition of two loans totaling $1.0 million to non-accrual and the transfer of two loans totaling $5.7 million to non-accrual, which was partially offset by the charge-off of one loan totaling $0.5 million and principal payments of $1.3 million. The 2012 increase was due to the addition of three loans totaling $8.6 million to non-accrual, the transfer of one loan totaling $0.2 million to non-accrual, and the transfer of one loan totaling $0.1 million to loans held-for-sale, which was partially offset by the charge-off of seven loans totaling $2.6 million.

Non-accrual commercial and industrial loans decreased $0.6 million to $1.4 million at December 31, 2013 from $2.0 million at December 31, 2012 which was a decrease of $5.8 million from $7.8 million at December 31, 2011. The 2013 decrease resulted from payments of $0.9 million and the transfer of one loan totaling $0.3 million from nonperforming TDRs, which was partially offset by the addition of one loan totaling $0.6 million to non-accrual. The 2012 decrease resulted from the charge-off of two loans totaling $2.3 million, principal payments of $0.6 million, and the transfer of four loans totaling $5.6 million from nonperforming TDRs, which was partially offset by the addition of nine loans totaling $0.3 million to non-accrual and the transfer of two loans totaling $2.4 million to non-accrual.

There were no non-accrual loans to individuals at December 31, 2013 and 2012.

There were no loans past due 90 days or more and still accruing at December 31, 2013 and 2012. In addition, we had $4.6 million and $12.6 million of accruing loans that were 31-89 days delinquent at December 31, 2013 and 2012, respectively.

There was no other real estate owned at December 31, 2013. Other real estate owned totaled $0.3 million and $1.2 million at December 31, 2012 and 2011, respectively. The 2013 decrease was due to the sale of one property totaling $0.3 million. The 2012 decrease was due to the sale of two properties totaling $0.8 million and $0.1 million in write-downs.

At December 31, 2013, the Company had no commitments to lend additional funds to customers with non-accrual or restructured loan balances. Non-accrual loans decreased $11.3 million to $23.5 million at December 31, 2013, compared to $34.8 million at December 31, 2012. Net income is adversely impacted by the level of non-accrual loans and other nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

Impaired loans totaling $41.1 million and $54.7 million at December 31, 2013 and 2012, respectively, have been measured based on the estimated fair value. At December 31, 2013, and 2012, there was no allowance for loan losses allocated to impaired loans. The average recorded investment in impaired loans for the years ended December 31, 2013 and 2012 was approximately $53.0 million and $51.9 million, respectively. Loans which have been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered to be TDRs and are included in impaired loans. Impaired loans as of December 31, 2013 and 2012 included $30.9 million and $27.2 million, respectively, of loans considered to be TDRs. At December 31, 2013, ten TDRs with a carrying amount of $17.6 million were on accrual status and performing in accordance with their modified terms as compared to seven TDRs with a carrying amount of $19.9 million at December 31, 2012. All other TDRs as of December 31, 2013 and 2012, were on non-accrual status. Other pertinent data related to the Company’s loan portfolio are contained in Note 4 to the Company’s consolidated financial statements presented in this Form 10-K.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the years ended December 31 is as follows:

	2013	Change During 2013	2012	Change During 2012	2011	Change During 2011	2010	Change During 2010	2009	Change During 2009	2008
	(Dollars in thousands)
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	$(2,374)	$2,374	$1,524	$850	$725	$125	$125	—
Residential	—	—	—	—	—	(17)	17	(2,461)	2,478	2,478	—
Commercial and Industrial	—	—	—	—	—	(25)	25	(471)	496	496	—
Lease Financing & Other	—	—	—	—	—	—	—	(475)	475	475	—

Total Specific Component	—	—	—	(2,374)	2,374	1,482	892	(2,682)	3,574	3,574	—

Formula:
Real Estate:
Commercial	$11,231	$1,141	$10,090	(2,686)	12,776	(3,889)	16,665	1,392	15,273	7,053	$8,220
Construction	4,641	692	3,949	(147)	4,096	(2,215)	6,311	634	5,677	2,007	3,670
Residential	6,236	(1,883)	8,119	26	8,093	(1,774)	9,867	2,639	7,228	3,034	4,194
Commercial and Industrial	3,436	(641)	4,077	1,427	2,650	(1,629)	4,279	(2,551)	6,830	558	6,272
Lease Financing & Other	446	69	377	(319)	696	(239)	935	872	63	(118)	181

Total Formula Component	25,990	(622)	26,612	(1,699)	28,311	(9,746)	38,057	2,986	35,071	12,534	22,537

Total Allowance	$25,990		$26,612		$30,685		$38,949		$38,645		$22,537

Net Change		(622)		(4,073)		(8,264)		304		16,108
Net Charge-offs		3,098		12,580		72,418		46,223		8,198

Provision for loan losses		$2,476		$8,507		$64,154		$46,527		$24,306

Coverage Ratio (2)	111%		76%		103%		86%		67%

Coverage Ratio excluding partial chargeoffs	110%		81%		102%		89%		69%

(1)	Net charge-offs include partial charge-offs of $31, $7,344, $2,551, $11,211, and $4,278 related nonperforming and impaired loans for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(2)	The Coverage Ratio is the allowance for loan losses divided by total nonperforming loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. Partial charge-offs can significantly impact the allowance for loan losses as a percentage of nonperforming loans (coverage ratio) and other credit loss statistics and trends due to the fact that, in this situation, the allowance for loan loss is reduced and the remaining loan balance continues to be carried in nonperforming loans. At December 31, 2013, 2012 and 2011, the Company had $14.1 million, $20.3 million, and $10.6 million, respectively, of impaired loans for which $3.9 million, $9.9 million, and $3.6 million of partial charge-offs, respectively, had been recorded. At December 31, 2013, and 2012, the Company had no specific reserves allocated, as partial charge-offs were recorded for all identified impairments. There was a $2.4 million specific reserve allocated to one impaired loans as of December 31, 2011. The Company’s analyses as of December 31, 2013 and December 31, 2012 indicated that impaired loans were principally real estate collateral dependent and that, with the exception of those loans for which specific reserves were assigned, there was sufficient underlying collateral value or guarantees to indicate expected recovery of the carrying amount of the loans.

The changes in the formula component of the allowance for loan losses are the result of the application of historical loss experience to outstanding loans by type. Loss experience for each year is based upon average charge-off experience for the prior three year period by loan type. The formula component is then adjusted to reflect changes in other relevant factors affecting loan collectability. Loss experience factors for new products, such as the residential multi-family program implemented in 2010 and 2011, were supplemented with additional factors such as industry loss experience and risk coefficients for new product and concentration risk. Management periodically adjusted the formula component to an amount that, when considered with the specific component, represented its best estimate of probable losses in the loan portfolio as of each balance sheet date.

A summary of the allowance for loan losses for each of the prior five years ended December 31 is as follows:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Net loans outstanding at end of year	$1,606,179	$1,440,760	$1,541,405	$1,689,187	$1,772,645

Average net loans outstanding during the year	$1,464,100	$1,636,097	$1,882,199	$1,714,325	$1,739,421

Allowance for loan losses:
Balance, beginning of year	$26,612	$30,685	$38,949	$38,645	$22,537
Provision charged to expense	2,476	8,507	64,154	46,527	24,306

	29,088	39,192	103,103	85,172	46,843

Charge-offs:
Real estate:
Commercial	(1,084)	(5,002)	(39,168)	(13,452)	(2,790)
Construction	(793)	(3,509)	(10,026)	(16,582)	(1,090)
Residential	(2,216)	(3,018)	(22,692)	(14,911)	(1,173)
Commercial and industrial	(1,103)	(3,744)	(6,225)	(3,150)	(4,404)
Lease financing and other	(406)	(574)	(125)	(544)	(42)
Recoveries:
Real estate:
Commercial	113	957	1,424	833	—
Construction	15	179	622	151	1
Residential	1,746	437	2,571	856	14
Commercial and industrial	561	1,171	992	535	1,259
Lease financing and other	69	523	209	41	27

Net charge-offs during the year	(3,098)	(12,580)	(72,418)	(46,223)	(8,198)

Balance, end of year	$25,990	$26,612	$30,685	$38,949	$38,645

Ratio of net charge-offs to average net loans outstanding during year	0.21%	0.77%	3.85%	2.70%	0.47%
Ratio of allowance for loan losses to gross loans outstanding at end of year	1.59%	1.81%	1.95%	2.25%	2.13%

In determining the allowance for loan losses, in addition to historical loss experience and the other relevant factors disclosed above, management considers changes in net charge-offs during the year.

The distribution of the allowance for loan losses at the years ended December 31 is summarized as follows:

	2013			2012
	Amount of Loan Loss Allowance	Loan Amount by Category	Percent of Loans in Each Category by Total Loans	Amount of Loan Loss Allowance	Loan Amount by Category	Percent of Loans in Each Category by Total Loans
	(In thousands)
Real Estate:
Commercial	$11,231	$593,476	36.39%	$10,090	$550,786	37.47%
Construction	4,641	88,311	5.42%	3,949	74,727	5.08%
Residential	6,236	659,897	40.46%	8,119	521,973	35.51%
Commercial and industrial	3,436	258,578	15.86%	4,077	288,809	19.65%
Lease financing and other	446	30,528	1.87%	377	33,488	2.29%

Total	$25,990	$1,630,790	100.00%	$26,612	$1,469,783	100.00%

	2011			2010
	Amount of Loan Loss Allowance	Loan Amount by Category	Percent of Loans in Each Category by Total Loans	Amount of Loan Loss Allowance	Loan Amount by Category	Percent of Loans in Each Category by Total Loans
	(In thousands)
Real Estate:
Commercial	$12,776	$690,837	43.84%	$16,665	$796,253	45.97%
Construction	6,470	110,027	6.98%	7,161	174,369	10.07%
Residential	8,093	514,828	32.67%	9,884	467,326	26.98%
Commercial and industrial	2,650	218,500	13.86%	4,304	245,263	14.16%
Lease financing and other	696	41,760	2.65%	935	49,040	2.83%

Total	$30,685	$1,575,952	100.00%	$38,949	$1,732,251	100.00%

	2009
	Amount of Loan Loss Allowance	Loan Amount by Category	Percent of Loans in Each Category by Total Loans
	(In thousands)
Real Estate:
Commercial	$15,273	$783,597	43.14%
Construction	5,802	255,660	14.07%
Residential	9,706	454,532	25.02%
Commercial and industrial	7,326	274,860	15.13%
Lease financing and other	538	47,780	2.63%

Total	$38,645	$1,816,429	100.00%

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2013. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

The Company recorded a provision for loan losses of $2.5 million during 2013, $8.5 million for 2012 and $64.2 million in 2011. The provision for loan losses is charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management based on the factors previously discussed under “Allowance for Loan Losses.”

Deposits

The Company’s fundamental source of funds supporting interest earning assets is deposits, consisting of non-interest bearing demand deposits, checking with interest, money market, savings and various forms of time deposits. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long term customer relationships, which enhance the ability to cross sell services. Depositors include businesses, professionals, municipalities, not-for-profit organizations and individuals. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain and expand its deposit base despite intense competition from other banking institutions and non-bank financial service providers.

Total deposits increased $113.7 million or 4.5 percent to $2,633.7 million at December 31, 2013 from $2,520.0 million at December 31, 2012, an increase of $94.7 million or 3.9 percent from $2,425.3 million at December 31, 2011. The Company has experienced growth in new customers during 2013 and 2012. This growth was partially offset by some declines in balances of existing customers, primarily those customers directly involved in or supported by the real estate industry. Proceeds from deposit growth were used primarily to reduce long term and short term borrowings and to fund loan growth.

The following table presents a summary of deposits at December 31:

	2013	2012
	(In thousands)
Demand deposits	$1,069,631	$1,035,847
Money market accounts	870,291	843,224
Savings accounts	120,000	126,885
Time deposits of $100,000 or more	85,205	97,704
Time deposits of less than $100,000	30,863	34,603
Checking with interest	457,754	381,698

Total Deposits	$2,633,744	$2,519,961

The following table presents deposits classified by time remaining to maturity at December 31:

	2013			2012
	Time Deposits of $100,000 or More	Time Deposits Less Than $100,000	Total Time Deposits	Time Deposits of $100,000 or More	Time Deposits Less Than $100,000	Total Time Deposits
	(In thousands)
3 months or less	$41,306	$8,758	$50,064	$41,162	$8,495	$49,657
Over 3 months through 6 months	15,220	5,934	21,154	18,173	7,489	25,662
Over 6 months through 12 months	22,439	5,626	28,065	25,256	5,987	31,243
Over 12 months	6,240	10,545	16,785	13,113	12,632	25,745

Total	$85,205	$30,863	$116,068	$97,704	$34,603	$132,307

Time deposits of $100,000 or more, including municipal CD’s, decreased $12.5 million at December 31, 2013 and 2012, compared to the prior year end balances. These CD’s are primarily short term and are acquired on a bid basis. Time deposits of $100,000 or more generally have maturities of 7 days to one year.

The Company also from time to time utilizes wholesale borrowings, brokered deposits and other sources of funds interchangeably with time deposits of $100,000 or more depending upon availability and rates paid for such funds at any point in time. Due to the generally short maturity of these funding sources, the Company can experience higher volatility of interest margins during periods of both rising and declining interest rates.

The Company participates in a reciprocal sweep arrangement with other financial institutions through an intermediary which provides customers with balances in excess of FDIC insurance limits a vehicle to expand the insurable amount of their deposits. Money market and checking with interest deposit balances under this arrangement totaled $49.4 million and $21.5 million at December 31, 2013 and 2012, respectively. Deposits under this arrangement are products we offer to existing customers and are considered brokered deposits for regulatory reporting purposes. The Company had no brokered certificates of deposit at December 31, 2013 or 2012.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	Year Ended December 31,
	2013 Average		2012 Average		2011 Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits — non interest bearing	$1,013,154		$959,566		$866,993
Money market accounts	885,502	0.37%	894,068	0.43%	958,347	0.63%
Savings accounts	126,605	0.26%	124,244	0.40%	113,407	0.42%
Time deposits	122,761	0.49%	138,863	0.60%	168,003	0.88%
Checking with interest	437,673	0.17%	353,206	0.20%	290,184	0.24%

Total	$2,585,695	0.19%	$2,469,947	0.24%	$2,396,934	0.36%

Average deposits outstanding increased $115.8 million or 4.7 percent to $2,585.7 million in 2013 from $2,469.9 million in 2012, which increased $73.0 million or 3.0 percent from $2,396.9 million in 2011.

Average non-interest bearing deposits increased $53.6 million or 5.6 percent to $1,013.2 million in 2013 from $959.6 million in 2012, which increased $92.6 million or 10.7 percent from $867.0 million in 2011. These increases reflect the Company’s continuing emphasis on developing this funding source. Average interest bearing deposits in 2013 increased $62.2 million, or 4.1 percent, due to new account activity and increased activity in existing accounts. Average interest bearing deposits in 2012 decreased $19.5 million, or 1.3 percent, reflecting decreases in money market accounts and time deposits, partially offset by increases in savings accounts and checking with interest accounts.

Average money market deposits decreased $8.6 million or 1.0 percent in 2013 and decreased $64.3 million or 6.7 percent in 2012, due to decreased activity in existing accounts as a result of the current low interest rate environment.

Average checking with interest deposits increased $84.5 million or 23.9 percent in 2013 and increased $63.0 million or 21.7 percent in 2012. The increases in 2013 and 2012 were due to new account activity and increased activity in existing accounts.

Average time deposits decreased $16.1 million or 11.6 percent in 2013 and $29.1 million or 17.3 percent in 2012. The decreases in both 2013 and 2012 were due to decreased activity in existing accounts as a result of the current low interest rate environment.

Average savings deposit balances increased $2.4 million or 1.9 percent in 2013 and increased $10.8 million or 9.6 percent in 2012. The increases in 2013 and 2012 were a result of new customer accounts and increased activity in existing accounts.

Borrowings

The Company’s borrowings with original maturities of one year or less totaled $34.4 million and $34.6 million at December 31, 2013 and 2012, respectively. Such short-term borrowings consisted entirely of customer repurchase agreements at December 31, 2013 and 2012. Other borrowings totaled $16.4 million at December 31, 2013 and 2012, which included a $15.0 million callable fixed rate FHLB borrowing with an initial stated maturity of ten years and a $1.3 million non-callable FHLB borrowing with an initial maturity of thirty years at December 31, 2013 and 2012. The callable borrowing of $15.0 million from FHLB matures in 2016. The FHLB has the right to call this borrowing at various dates in 2014 and quarterly thereafter. A non-callable borrowing of $1.3 million matures in 2027. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

In early January 2014, the Company prepaid all of its outstanding Federal Home Loan Bank borrowings. The borrowings totaled $16.4 million and the related prepayment penalty totaled $1.9 million. The effect of the prepayment will be reflected in the Company’s first quarter 2014 financial results.

Interest expense on all borrowings totaled $0.8 million in 2013 and 2012, and $2.0 million in 2011. As of December 31, 2013 and 2012, these borrowings were collateralized by loans and securities with estimated fair values of $50.8 million and $51.2 million, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the years below:

		2013	2012	2011
		(Dollars in thousands)
Average balance:	Short-term	$26,738	$45,619	$49,678
	Other Borrowings	16,407	16,446	40,184

Weighted average interest rate (for the year):	Short-term	0.1%	0.2%	0.5%
	Other Borrowings	4.4	4.4	4.4

Weighted average interest rate (at year end):	Short-term	0.1%	0.3%	0.3%
	Other Borrowings	4.4	4.4	4.4

Maximum month-end outstanding amount:	Short-term	$34,379	$56,312	$61,897
	Other Borrowings	16,425	16,463	87,748

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2013, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These, and various other FHLB borrowing programs available to members, are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $75 million with three major financial institutions which were all unused and available at December 31, 2013. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at December 31, 2013. Utilization of these lines is subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at December 31, 2013.

As of December 31, 2013, the Company had qualifying loan and investment securities totaling approximately $556 million which could be utilized under available borrowing programs thereby increasing liquidity.

Capital Resources

Stockholders’ equity decreased $6.7 million or 2.3 percent to $284.3 million at December 31, 2013 from $291.0 million at December 31, 2012, which increased $13.4 million or 4.8 percent from $277.6 million at December 31, 2011. The 2013 decrease resulted from cash dividends of $4.8 million and a decrease of accumulated other comprehensive income of $5.5 million, which was partially offset by net income of $1.1 million, net proceeds from stock options of $1.1 million and restricted stock of $1.4 million. The 2012 increase resulted from net income of $29.2 million and net proceeds from stock options of $0.5 million and restricted stock of $0.4 million which was partially offset by cash dividends of $14.1 million and a decrease of accumulated other comprehensive income of $2.6 million.

HVB’s payment of dividends to the Company, the Company’s primary source of funds, is subject to limitation by federal and state regulators based on such factors as the maintenance of adequate capital, which could reduce the amount of dividends otherwise payable. See “Business — Supervision and Regulation.”

The various components and changes in stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 included elsewhere herein.

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

All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier 1 and Total capital. Tier 1 capital consists of common stockholders’ equity and qualifying preferred stock, less intangibles; and Total capital consists of Tier 1 capital plus the allowance for loan and lease losses up to certain limits, preferred stock and certain subordinated and term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier 1 risk-based capital ratio of 4.0 percent. Banks and bank holding companies must also maintain a minimum leverage ratio of 4.0 percent, which consists of Tier 1 capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier 1 capital).

The capital ratios at December 31 were as follows:

	2013	2012	2011
Tier 1 capital:
Company	16.2%	16.5%	11.3%
HVB	15.8%	16.2%	10.8%

Total capital:
Company	17.5%	17.7%	12.6%
HVB	17.1%	17.4%	12.1%

Leverage:
Company	9.5%	9.3%	8.8%
HVB	9.3%	9.2%	8.4%

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

The Company’s liquid assets, at December 31, 2013, include cash and due from banks of $699.4 million and Federal funds sold of $27.1 million. Federal funds sold represents the Company’s excess liquid funds that are invested with other financial institutions in need of funds and which mature daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios provide a constant stream of maturing assets and re-investable cash flows, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $92.9 million at December 31, 2013. This represented 16.9 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $151.6 million, or 9.3 percent of loans at December 31, 2013, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

Non-interest bearing demand deposits and interest bearing deposits from businesses, professionals, not-for-profit organizations and individuals are a relatively stable, low-cost source of funds. The deposits of the Bank generally have shown a steady growth trend as well as a generally consistent deposit mix. However, there can be no assurance that deposit growth will continue or that the deposit mix will not shift to higher rate products.

The Bank is a member of the FHLB. As such, we are able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2013, HVB had short-term borrowing lines with the FHLB of $200 million with no balances outstanding. These, and various other FHLB borrowing programs available to members, are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

The Bank also has unsecured overnight borrowing lines totaling $75.0 million with three major financial institutions which were all unused and available at December 31, 2013. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling approximately $1.0 billion which were also unused and available at December 31, 2013. The retail certificates of deposit lines are subject to product availability and other restrictions.

Additional liquidity is also provided by the Bank’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. The Bank has been approved to participate in the BIC program. There were no amounts outstanding with the Federal Reserve Bank at December 31, 2013.

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

As of December 31, 2013, the Company had qualifying loan and investment securities totaling approximately $556 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

A summary of significant long-term contractual obligations, credit commitments, and projected retirement benefits at December 31, 2013 is as follows:

	Payments Due
	Within 1 Year	After 1 Year but Within 3 Years	After 3 Year but Within 5 Years	After 5 Years	Total
	(In thousands)
Contractual Obligations: (1)
Time Deposits	$99,283	$10,364	$6,421	—	$116,068
FHLB Borrowings	24	15,064	1,300	—	16,388
Operating lease and license obligations	5,129	9,869	7,989	$10,559	33,546

Total	$104,436	$35,297	$15,710	$10,559	$166,002

Credit Commitments:
Available lines of credit	$130,420	$43,968	$12,272	$50,663	$237,323
Letters of credit	22,586	2,109	—	—	24,695

Total	$153,006	$46,077	$12,272	$50,663	$262,018

Projected retirement benefits:
Supplemental employee retirement plan	$668	$1,779	$1,518	$14,510	$18,475
Directors retirement plan	399	798	708	1,731	3,636

Total	$1,067	$2,577	$2,226	$16,241	$22,111

(1)	Interest not included.

FHLB borrowings are presented in the above table by contractual maturity date. The FHLB has rights, under certain conditions, to call $15.0 million of those borrowings as of various dates during 2013 and quarterly thereafter. As previously noted, the Company prepaid all of its outstanding Federal Home Loan Bank borrowings in early January 2014. The borrowings totaled $16.4 million and the related prepayment penalty totaled $1.9 million.

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

Quarterly Results of Operations

Set forth below are certain quarterly results of operations for the periods indicated:

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands, except per share data)
Total interest income	$21,946	$22,409	$22,547	$22,681	$23,945	$25,709	$27,120	$33,278
Net interest income	20,610	21,013	21,068	21,246	22,410	24,115	25,508	31,296
Provision for loan losses	648	767	289	772	1,531	3,723	1,894	1,359
Income before income taxes	(16,607)	2,889	4,842	5,380	4,632	4,710	7,369	29,415
Net (loss) income	$(8,503)	$2,495	$3,487	$3,651	$3,073	$3,134	$4,961	$18,013
Basic (loss) earnings per common share	(0.43)	0.13	0.18	0.18	0.16	0.16	0.25	0.92
Diluted (loss) earnings per common share	(0.43)	0.13	0.18	0.18	0.16	0.16	0.25	0.92

The significant decrease in income before income taxes in the fourth quarter of 2013 is due to a pretax goodwill impairment charge of $18.7 million resulting from a loss of clients and a reduction in the earnings capacity of the Company’s investment management subsidiary and a $1.2 million pretax other-than-temporary impairment charge related to the Company’s investment in pooled trust preferred securities. The significant increase in income before income taxes in the first quarter of 2012 is due to a pretax gain of $15.9 million resulting from the completion of the sales of the $474 million of loans held-for-sale.

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

Interest rate risk is the exposure of net interest income to changes in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities. If more liabilities than assets re-price in a given period (a liability-sensitive position or “negative gap”), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income. Alternatively, where assets re-price more quickly than liabilities in a given period (an asset-sensitive position or “positive gap”), a decline in market rates could have an adverse effect on net interest income. Excessive levels of interest rate risk can result in a material adverse effect on the Company’s future financial condition and results of operations. Accordingly, effective risk management techniques that maintain interest rate risk at prudent levels are essential to the Company’s safety and soundness.

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

The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non-contractual maturity deposit products (demand deposits, checking with interest, money market and savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income. The simulation analysis at December 31, 2013 shows the Company’s net interest income increasing moderately if rates rise and decreasing slightly if rates fall.

The Company’s policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company’s financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2013 and 2012.

Gradual Change in Interest Rates	Percent Change in Estimated Net Interest Income from December 31, 2013	Percent Change in Estimated Net Interest Income from December 31, 2012
+200 basis points	5.6%	5.6%
-100 basis points	(2.6)%	(2.2)%

Since 2008, a 100 basis point downward change was substituted for the 200 basis point downward scenario previously used, as management believes that a 200 basis point downward change is not a meaningful analysis in light of current interest rate levels. The percentage change in estimated net income in the +200 and -100 basis points scenario is within the Company’s policy limits.

As with any method of measuring interest rate risk, there are certain limitations inherent in the method of analysis presented. Actual results may differ significantly from simulated results should market conditions and management strategies, among other factors, vary from the assumptions used in the analysis. The model assumes that certain assets and liabilities of similar maturity or period to re-pricing will react the same to changes in interest rates, but, in reality, they may react in different degrees to changes in market interest rates. Specific types of financial instruments may fluctuate in advance of changes in market interest rates, while other types of financial instruments may lag behind changes in market interest rates. Additionally, other assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and securities and early withdrawals from time deposits could deviate significantly from those assumed in the simulation.

One way to minimize interest rate risk is to maintain a balanced or matched interest rate sensitivity position. However, profits are not always maximized by matched funding. To increase net interest earnings, the Company selectively mismatches asset and liability re-pricing to take advantage of short-term interest rate movements and the shape of the U.S. Treasury yield curve. The magnitude of the mismatch depends on a careful assessment of the risks presented by forecasted interest rate movements. The risk inherent in such a mismatch, or gap, is that interest rates may not move as anticipated.

Interest rate risk exposure is reviewed in quarterly meetings in which guidelines are established for the following quarter and the longer term exposure. The structural interest rate mismatch is reviewed periodically by ALSC and management.

The Company also prepares a static gap analysis. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or re-pricing dates, with prime rate indexed loans and certificates of deposit. Checking with interest accounts, savings accounts, money market accounts and other borrowings constitute the bulk of the floating rate category. The determination of the interest rate sensitivity of non-contractual items is arrived at in a subjective fashion. Savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

At December 31, 2013, the “Static Gap” showed a positive cumulative gap of $580.9 million in the one day to one year re-pricing period, as compared to a positive cumulative gap of $679.3 million at December 31, 2012. The change in the cumulative static gap between December 31, 2013 and December 31, 2012 reflects the results of the Company’s efforts to reposition its portfolios as a result of changes in interest rates and changes to the shape of the yield curve. Management believes that this strategy has enabled the Company to be well positioned for the next cycle of interest rate changes and to address conditions which may arise as a result of the current financial crisis.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Hudson Valley Holding Corp.

Yonkers, New York

We have audited the accompanying consolidated balance sheets of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Hudson Valley Holding Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Valley Holding Corp. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting located in Item 9A of this accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Valley Holding Corp. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hudson Valley Holding Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

New York, New York

March 17, 2014

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Interest Income:
Loans, including fees	$75,209	$93,255	$111,802
Securities:
Taxable	9,436	11,898	11,829
Exempt from Federal income taxes	2,915	3,606	4,270
Federal funds sold	38	39	95
Deposits in banks	1,985	1,254	621

Total interest income	89,583	110,052	128,617

Interest Expense:
Deposits	4,895	5,897	8,730
Securities sold under repurchase agreements and other short-term borrowings	27	98	246
Other borrowings	724	728	1,782

Total interest expense	5,646	6,723	10,758

Net Interest Income	83,937	103,329	117,859
Provision for loan losses	2,476	8,507	64,154

Net interest income after provision for loan losses	81,461	94,822	53,705

Non-Interest Income:
Service charges	5,813	6,279	7,013
Investment advisory fees	7,731	9,458	10,270
Other-than-temporary impairment loss:
Total impairment loss	(1,240)	(528)	(1,256)
Loss recognized in other comprehensive income	—	—	888

Net impairment loss recognized in earnings	(1,240)	(528)	(368)
Realized gains on securities available for sale, net	—	—	21
Gains (losses) on sales and revaluation of loans held for sale and other real estate owned, net	17	15,920	(427)
Other income	2,823	2,713	2,391

Total non-interest income	15,144	33,842	18,900

Non-Interest Expense:
Salaries and employee benefits	45,109	44,813	42,194
Occupancy	8,590	8,693	9,046
Professional services	6,846	7,587	7,399
Equipment	4,139	4,522	4,336
Business development	2,165	2,417	2,080
FDIC assessment	3,879	3,154	2,756
Goodwill impairment	18,700	—	—
Other operating expenses	10,673	11,352	12,344

Total non-interest expense	100,101	82,538	80,155

(Loss) income before income taxes	(3,496)	46,126	(7,550)
Income tax (benefit) expense	(4,626)	16,945	(5,413)

Net Income (Loss)	$1,130	$29,181	$(2,137)

Basic earnings (loss) per common share	$0.06	$1.49	$(0.11)
Diluted earnings (loss) per common share	$0.06	$1.49	$(0.11)

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$1,130	$29,181	$(2,137)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains (losses)	6,331	739	(1,256)
Losses recognized in earnings	1,240	528	368

Gains (losses) recognized in comprehensive income	7,571	1,267	(888)
Income tax effect	(3,104)	(519)	364

Unrealized holding gains (losses) on other-than-temporarily impaired securities available for sale, net of tax	4,467	748	(524)

Securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the year	(16,985)	(4,754)	2,348
Income tax effect	6,566	1,706	(715)

	(10,419)	(3,048)	1,633

Gains recognized in earnings	—	—	(21)
Income tax effect	—	—	8

	—	—	(13)

Unrealized holding (losses) gains on securities available for sale not other-than-temporarily-impaired, net of tax	(10,419)	(3,048)	1,620

Unrealized holding (losses) gains on securities, net	(5,952)	(2,300)	1,096

Accrued benefit liability adjustment:
Net gain (loss) during the year	(33)	(895)	(819)
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net period pension cost	750	438	324
Income tax effect	(287)	182	198

Net of tax	430	(275)	(297)

Other comprehensive (loss) income	(5,522)	(2,575)	799

Comprehensive (Loss) Income	$(4,392)	$26,606	$(1,338)

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Cash and non interest earning due from banks	$37,711	$57,836
Interest earning deposits in banks	661,643	769,687

Total cash and cash equivalents	699,354	827,523
Federal funds sold	27,134	19,251
Securities available for sale, at estimated fair value (amortized cost of $550,785 in 2013 and $444,243 in 2012)	542,198	445,070
Securities held to maturity, at amortized cost (estimated fair value of $6,556 in 2013 and $10,825 in 2012)	6,238	10,225
Federal Home Loan Bank of New York (FHLB) stock	3,478	4,826
Loans (net of allowance for loan losses of $25,990 in 2013 and $26,612 in 2012)	1,606,179	1,440,760
Loans held for sale	—	2,317
Accrued interest and other receivables	14,663	24,826
Premises and equipment, net	15,103	23,996
Other real estate owned	—	250
Deferred income tax, net	31,433	19,263
Bank owned life insurance	41,224	39,257
Goodwill	5,142	23,842
Other intangible assets	713	903
Other assets	6,340	8,937

Total Assets	$2,999,199	$2,891,246

LIABILITIES
Deposits:
Non interest bearing	$1,069,631	$1,035,847
Interest bearing	1,564,113	1,484,114

Total deposits	2,633,744	2,519,961
Securities sold under repurchase agreements and other short-term borrowings	34,379	34,624
Other borrowings	16,388	16,428
Accrued interest and other liabilities	30,379	29,262

Total Liabilities	2,714,890	2,600,275

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2013 and 2012, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,935,559 and 19,761,426 shares in 2013 and 2012, respectively	4,247	4,212
Additional paid-in capital	351,108	348,643
Retained earnings (deficit)	(7,111)	(3,471)
Accumulated other comprehensive loss	(6,371)	(849)
Treasury stock, at cost; 1,299,414 shares in 2013 and 2012	(57,564)	(57,564)

Total Stockholders’ Equity	284,309	290,971

Total Liabilities and Stockholders’ Equity	$2,999,199	$2,891,246

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2011	17,665,908	$3,793	$(57,564)	$346,750	$(3,989)	$927	$289,917
Net loss					(2,137)		(2,137)
Other comprehensive income						799	799
Vesting and exercise of stock options, net of tax	80,141	16		1,368			1,384
Stock dividend	1,770,441	354		(354)			—
Cash dividends ($0.64 per share)					(12,401)		(12,401)

Balance at December 31, 2011	19,516,490	4,163	(57,564)	347,764	(18,527)	1,726	277,562
Net income					29,181		29,181
Other comprehensive loss						(2,575)	(2,575)
Vesting and exercise of stock options, net of tax	35,258	7		493			500
Restricted stock awards and related expense	209,678	42		386			428
Cash dividends ($0.72 per share)					(14,125)		(14,125)

Balance at December 31, 2012	19,761,426	4,212	(57,564)	348,643	(3,471)	(849)	290,971
Net income					1,130		1,130
Other comprehensive loss						(5,522)	(5,522)
Common stock issued for dividend reinvestment	2,287			41			41
Vesting and exercise of stock options, net of tax	60,732	13		1,081			1,094
Restricted stock awards and related expense	111,114	22		1,343			1,365
Cash dividends ($0.24 per share)					(4,770)		(4,770)

Balance at December 31, 2013	19,935,559	$4,247	$(57,564)	$351,108	$(7,111)	$(6,371)	$284,309

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net Income (Loss)	$1,130	$29,181	$(2,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,476	8,507	64,154
Depreciation, amortization and net loss on sales and revaluations of fixed assets	4,220	3,926	3,968
Recognized impairment charge on securities available for sale	1,240	528	368
Realized gain on security transactions net	—	—	(21)
Amortization of premiums on securities, net	1,735	2,067	3,738
Realized (gain) loss on sale and revaluation of OREO	(17)	15	(82)
Increase in cash value of bank owned life insurance	(1,703)	(1,430)	(1,260)
Amortization of other intangible assets	190	748	803
Share-based payment expense	1,365	381	161
Recognized impairment charge on goodwill	18,700	—	—
Realized gain on sale of loans held-for-sale	—	(15,935)	—
Deferred tax (benefit) expense	(8,995)	1,928	5,068
Decrease in deferred loan fees, net	(3,790)	(1,452)	(252)
Decrease (increase) in accrued interest and other receivables	10,163	15,579	(24,009)
Decrease in other assets	2,597	3,959	2,618
Excess tax benefits from share-based payment arrangements	(166)	(38)	(36)
Increase in accrued interest and other liabilities	1,834	3,501	4,649

Net Cash Provided by Operating Activities	30,979	51,465	57,730

Investing Activities:
Net (increase) decrease in short term investments	(7,883)	(2,826)	55,646
Decrease (increase) in FHLB stock	1,348	(995)	3,179
Proceeds from maturities of securities available for sale	181,732	249,065	215,651
Proceeds from maturities of securities held to maturity	3,999	2,685	3,364
Proceeds from sales of securities available for sale	789	9,997	1,298
Purchases of securities available for sale	(292,050)	(202,322)	(284,019)
Proceeds from sales and payments of loans held for sale	—	487,432	5,506
Net (increase) decrease in loans	(161,788)	93,590	(388,728)
Proceeds from sales of OREO	267	909	11,036
Premiums paid on bank owned life insurance	(264)	(264)	(10,327)
Net sales (purchases) of premises and equipment	4,673	(1,986)	(1,293)

Net Cash (Used In) Provided by Investing Activities	(269,177)	635,285	(388,687)

Financing Activities:
Proceeds from issuance of common stock	1,094	547	1,223
Excess tax benefits from share-based payment arrangements	166	38	36
Net increase in deposits	113,783	94,679	190,870
Cash dividends paid	(4,729)	(14,125)	(12,401)
Repayment of other borrowings	(40)	(38)	(71,285)
Net (decrease) increase in securities sold under repurchase agreements and short-term borrowings	(245)	(18,432)	16,462

Net Cash Provided by Financing Activities	110,029	62,669	124,905

(Decrease) Increase in Cash and Cash Equivalents	(128,169)	749,419	(206,052)

Cash and Cash Equivalents, Beginning of Period	827,523	78,104	284,156

Cash and Cash Equivalents, End of Period	$699,354	$827,523	$78,104

Supplemental Disclosures:
Interest paid	$5,565	$7,772	$11,523
Income tax payments	5,095	969	12,682
Change in unrealized loss on securities available for sale, net of tax	(5,952)	(2,300)	1,096
Issuance of common stock in connection with dividend reinvestment	41	—	—
Transfers to other real estate owned	—	—	1,100
Transfers from loans held for sale back to loan portfolio	2,317	121	2,305
Transfers to loans held for sale	—	—	473,814

See notes to consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1	Summary of Significant Accounting Policies

Description of Operations and Basis of Presentation — The consolidated financial statements include the accounts of Hudson Valley Holding Corp. and its wholly owned subsidiaries, Hudson Valley Bank N.A. and its subsidiaries (the “Bank” or “HVB”) and HVHC Risk Management Corp (“HVHC RMC”) (collectively the “Company”). The Company offers a broad range of banking and related services to businesses, professionals, municipalities, not-for-profit organizations and individuals. HVB is a national banking association headquartered in Westchester County, New York. HVB has 28 branch offices, 17 in Westchester County, New York, 2 in Rockland County, New York, and 9 in New York City. The Company also provides investment management and broker-dealer services to its customers through the Bank’s wholly-owned subsidiary, A.R. Schmeidler & Co., Inc. (“ARS”), a Manhattan, New York based money management firm. During 2013, HVB formed HVB Capital Credit LLC to offer asset-based lending products. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Securities — Securities are classified as either available for sale, representing securities the Company may sell in the ordinary course of business, or as held to maturity, representing securities that the Company has determined that it is more likely than not that it would not be required to sell prior to maturity or recovery of cost. Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Securities held to maturity are stated at amortized cost. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary. In estimating other-than-temporary impairment (“OTTI”), management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized through earnings and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Loans — Loans are reported at their outstanding principal balance, net of charge-offs, the allowance for loan losses, and deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the related loan or commitment as an adjustment to yield, or taken directly into income when the related loan is sold or commitment expires.

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

The specific component incorporates the Company’s analysis of impaired loans. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. In addition, a loan which has been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered troubled debt restructurings and are also recognized as impaired. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, taking into account estimated selling costs, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of an impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or, if the impairment is considered to be permanent, a full or partial charge-off is recorded against the allowance for loan losses. Triggering events that may impact the Company’s decision to record a specific reserve instead of a partial charge-off on impaired loans typically involve some uncertainty as to the amount of loss to be recorded. Examples include ongoing negotiations with a borrower, new appraisals or other collateral evaluations not yet received or completed and other factors where the decision to record a charge-off is considered premature. The Company has groups of smaller balance homogenous loans which are collectively reviewed for impairment. These groups include residential 1-4 family loans, home equity lines of credit and consumer loans. These loans are not individually risk rated while performing. They are either charged off or evaluated for impairment after 90 days delinquency.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2013 and 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Loan Charge-Offs — The Company’s charge-off policy covers all loan portfolio classes. Loans are generally fully or partially charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as permanent losses by management and/or bank examiners. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the borrower, the principal and/or guarantors, the cost of continuing, efforts to collect, the status of any foreclosure or legal actions, the value of the collateral, and any other pertinent factors. For loans in groups that are collectively reviewed for impairment, actions taken after 90 days delinquency depend upon the principal balance. Consumer loans, loans and lines with balances of $100 thousand or less and other unsecured loans are charged off after 90 days delinquency. Residential 1-4 mortgages and home equity lines of credit greater than $100 thousand are placed on non-accrual status after 90 days delinquency and are immediately evaluated for collectability utilizing a collateral based impairment analysis. Full or partial charge-offs are taken for impairment recognition on these loans. The loans are then transferred to asset recovery or other legal channels for foreclosure or other resolution.

Income Recognition on Loans — Interest on loans is accrued daily. Net loan origination and commitment fees are deferred and recognized as an adjustment of yield over the lives of the related loans. Loans, including impaired loans, are placed on a non-accrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against interest income. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, in accordance with management’s judgment as to the collectability of principal. Loans can be returned to accruing status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms, and when, in management’s opinion, they are estimated to be fully collectible. This methodology applies to all loan classes.

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

At December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company policy is to recognize interest and penalties related to unrecognized taxes as a component of income tax expense. There were no expenses accrued for interest and penalties on unrecognized taxes for the years ended December 31, 2013 and 2012.

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

The 2011 per share amounts reflect the 10 percent stock dividends paid in November 2011.

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

Other — Certain 2012 and 2011 amounts have been reclassified to conform to the 2013 presentation.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables — Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure,” to clarify that when an in substance repossession or foreclosure occurs , a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014- 04 is effective for annual reporting periods beginning after December 15, 2014. The Company is in the process of evaluating the impact of ASU 2014-04 on its financial statements and processes.

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

The following table sets forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at December 31:

	2013				2012
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$94,427	$35	$770	$93,692	$53,197	$36	$10	$53,223
Mortgage-backed securities — residential	349,216	2,211	11,732	339,695	290,063	5,337	312	295,088
Obligations of states and political subdivisions	87,884	1,520	100	89,304	79,638	2,974	10	82,602
Other debt securities	9,529	4	4	9,529	11,319	1	7,572	3,748

Total debt securities	541,056	3,770	12,606	532,220	434,217	8,348	7,904	434,661
Mutual funds and other equity securities	9,729	636	387	9,978	10,026	507	124	10,409

Total	$550,785	$4,406	$12,993	$542,198	$444,243	$8,855	$8,028	$445,070

	Amortized Cost	Gross Unrecognized		Estimated Fair Value	Amortized Cost	Gross Unrecognized		Estimated Fair Value
		Gains	Losses			Gains	Losses
	(In thousands)
Classified as Held To Maturity
Mortgage-backed securities — residential	$3,133	$249	—	$3,382	$5,083	$415	—	$5,498
Obligations of states and political subdivisions	3,105	69	—	3,174	5,142	185	—	5,327

Total	$6,238	$318	—	$6,556	$10,225	$600	—	$10,825

Included in other debt securities were investments in five pooled trust preferred securities. The value of these investments had been severely negatively affected by the economic downturn of recent years and the resulting investor concerns about recent and future losses in the financial services industry. In December 2013, a joint federal bank regulatory agency statement was issued noting that they were reviewing certain provisions of the Dodd-Frank Act and other related regulations regarding whether it should be permissible for banks to continue to hold investments in collateralized debt obligations, including trust preferred securities. As a result of the joint statement, liquidity in the market for pooled trust preferred securities improved greatly as holders evaluated their positions in light of a potential regulatory mandate to divest. The Company sought and reviewed offers for its holdings and, based on the significant improvement in the market and the uncertainty of being able to hold these investments to maturity, decided to sell the entire portfolio in early January 2014, prior to the federal agencies’ interim final rule, for $8,753. Due to this change in intent, the remaining $1,240 difference between the amortized cost and fair value at December 31, 2013 was recognized as other-than-temporary impairment through earnings with no additional gain or loss realized upon completion of the sale in January 2014.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the periods indicated:

	2013	2012	2011
	(In thousands)
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$10,002	$9,478	$9,110
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	1,240	528	368
Credit related impairment dispositions	—	(4)	—
Credit related impairment not previously recognized	—	—	—

Balance at end of period:	$11,242	$10,002	$9,478

The Company recorded $1,240, $528 and $368 of pretax impairment charges on securities available-for-sale in 2013, 2012 and 2011, respectively. All of the 2013, 2012 and 2011 charges were related to the Company’s investments in pooled trust preferred securities. These charges represented approximately 12.4 percent, 5.0 percent and 3.2 percent of the book value of the related investments in 2013, 2012 and 2011, respectively. Income tax benefits applicable to impairment charges were $513, $217 and $151 in 2013, 2012 and 2011, respectively.

Gross proceeds from sales of securities available for sale were $789, $9,997 and $1,298 in 2013, 2012 and 2011, respectively. There were no gross pretax gains or losses in 2013 and 2012 as a result of these sales. Sales in 2011 resulted in gross pretax gains of $24 and gross pretax losses of $3. Applicable income taxes relating to such transactions were $8 in 2011.

At December 31, 2013 and 2012, securities having a stated value of approximately $216,051 and $195,142 were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the Company’s investments fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at the dates indicated:

	Less Than 12 Months		Greater than 12 Months		Total
December 31, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$53,299	$761	$3,469	$9	$56,768	$770
Mortgage-backed securities — residential	240,192	10,593	20,216	1,139	260,408	11,732
Obligations of states and political subdivisions	8,060	94	1,322	6	9,382	100
Other debt securities	203	2	98	2	301	4

Total debt securities	301,754	11,450	25,105	1,156	326,859	12,606
Mutual funds and other equity securities	—	—	8,785	387	8,785	387

Total temporarily impaired securities	$301,754	$11,450	$33,890	$1,543	$335,644	$12,993

	Less Than 12 Months		Greater than 12 Months		Total
December 31, 2012	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$8,048	$10	—	—	$8,048	$10
Mortgage-backed securities — residential	47,211	312	—	—	47,211	312
Obligations of states and political subdivisions	2,963	10	—	—	2,963	10
Other debt securities	367	1	$2,950	$7,571	3,317	7,572

Total debt securities	58,589	333	2,950	7,571	61,539	7,904
Mutual funds and other equity securities	12	1	96	123	108	124

Total temporarily impaired securities	$58,601	$334	$3,046	$7,694	$61,647	$8,028

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2013 and 2012.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 215 and 88 at December 31, 2013 and December 31, 2012, respectively. The Company has determined that it does not intend to sell, or it is more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. The Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2013 and 2012.

The contractual maturity of all debt securities held at December 31, 2013 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Contractual Maturity
Within 1 year	$24,731	$24,830	—	—
After 1 year but within 5 years	151,886	152,384	$3,105	$3,174
After 5 year but within 10 years	6,470	6,558	—	—
After 10 years	8,753	8,753	—	—
Mortgage-backed securities — residential	349,216	339,695	3,133	3,382

Total	$541,056	$532,220	$6,238	$6,556

3	Credit Commitments and Concentrations of Credit Risk

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

	December 31,
	2013	2012
	Contract Amount	Contract Amount
	(In thousands)
Credit commitments — variable	$234,760	$211,332
Credit commitments — fixed	2,563	6,307
Guarantees written	24,695	28,455

The majority of loan commitments have terms up to one year, with either a floating interest rate or contracted fixed interest rates, generally ranging from 2.00% to 16.00%. Guarantees written generally have terms up to one year.

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

Concentrations of credit risk (whether on or off-balance-sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer or counterparty. A geographic concentration arises because the Company operates principally in Westchester County and Bronx County, New York. Loans and credit commitments collateralized by real estate including all loans where real estate is either primary or secondary collateral were as follows at December 31:

2013	Residential Property	Commercial Property	Total
	(In thousands)
Loans	$446,424	$975,096	$1,421,520
Credit commitments	51,302	38,500	89,802

Total	$497,726	$1,013,596	$1,511,322

2012	Residential Property	Commercial Property	Total
	(In thousands)
Loans	$334,340	$1,044,462	$1,378,802
Credit commitments	55,347	55,308	110,655

Total	$389,687	$1,099,770	$1,489,457

4	Loans

The loan portfolio, excluding loans held for sale, is comprised of the following:

	December 31,
	2013	2012
	(In thousands)
Real Estate:
Commercial	$593,476	$550,786
Construction	88,311	74,727
Residential Multi-Family	226,898	196,199
Residential Other	432,999	325,774
Commercial & Industrial	258,578	288,809
Individuals & Lease Financing	30,528	33,488

Total loans	1,630,790	1,469,783
Deferred loan costs (fees), net	1,379	(2,411)
Allowance for loan losses	(25,990)	(26,612)

Loans, net	$1,606,179	$1,440,760

During 2013, the Company purchased $142,860 of fixed and adjustable rate 1-4 family residential real estate loans. In March 2012, the Company purchased $65,795 of adjustable rate 1-4 family residential loans. All purchases were made as a partial redeployment of excess liquidity.

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

The following table presents the allowance for loan losses by portfolio segment for the years indicated:

	For the Year Ended December 31, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
	(In thousands)
Balance at beginning of year	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Charge-offs	(5,602)	(1,084)	(793)	(2,216)	(1,103)	(406)
Recoveries	2,504	113	15	1,746	561	69

Net Charge-offs	(3,098)	(971)	(778)	(470)	(542)	(337)
Provision for loan losses	2,476	2,112	1,470	(1,413)	(99)	406

Net change during the year	(622)	1,141	692	(1,883)	(641)	69

Balance at end of year	$25,990	$11,231	$4,641	$6,236	$3,436	$446

	For the Year Ended December 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
	(In thousands)
Balance at beginning of period	$30,685	$12,776	$6,470	$8,093	$2,650	$696

Charge-offs	(15,847)	(5,002)	(3,509)	(3,018)	(3,744)	(574)
Recoveries	3,267	957	179	437	1,171	523

Net Charge-offs	(12,580)	(4,045)	(3,330)	(2,581)	(2,573)	(51)
Provision for loan losses	8,507	1,359	809	2,607	4,000	(268)

Net change during the period	(4,073)	(2,686)	(2,521)	26	1,427	(319)

Balance at end of year	$26,612	$10,090	$3,949	$8,119	$4,077	$377

	For the Year Ended December 31, 2011
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
	(In thousands)
Balance at beginning of year	$38,949	$16,736	$7,140	$9,851	$4,290	$932

Charge-offs	(78,236)	(39,168)	(10,026)	(22,692)	(6,225)	(125)
Recoveries	5,818	1,424	622	2,571	992	209

Net (Charge-offs) Recoveries	(72,418)	(37,744)	(9,404)	(20,121)	(5,233)	84
Provision for loan losses	64,154	33,784	8,734	18,363	3,593	(320)

Net change during the year	(8,264)	(3,960)	(670)	(1,758)	(1,640)	(236)

Balance at end of year	$30,685	$12,776	$6,470	$8,093	$2,650	$696

In 2011, approximately $60,200 of net charge-offs and $48,100 of the provision for loan losses were directly related to the transfer of loans to held for sale status.

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at the dates indicated:

	December 31, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$25,990	$11,231	$4,641	$6,236	$3,436	$446
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$25,990	$11,231	$4,641	$6,236	$3,436	$446

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,589,738	$580,561	$87,432	$642,957	$248,260	$30,528
Individually evaluated for impairment	41,052	12,915	879	16,940	10,318	—

Total ending balance of loans	$1,630,790	$593,476	$88,311	$659,897	$258,578	$30,528

	December 31, 2012
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$26,612	$10,090	$3,949	$8,119	$4,077	$377
Individually evaluated for impairment	—	—	—	—	—	—

Total ending balance of allowance	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,415,035	$525,579	$70,007	$509,297	$276,664	$33,488
Individually evaluated for impairment	54,748	25,207	4,720	12,676	12,145	—

Total ending balance of loans	$1,469,783	$550,786	$74,727	$521,973	$288,809	$33,488

Non-accrual loans at December 31, 2013, 2012 and 2011 are summarized as follows:

	2013	2012	2011
	(In thousands)
Total non-accrual loans	$23,489	$34,808	$29,892
Interest income that would have been recorded under the original contract terms	805	1,401	3,216

There was no income recorded on non-accrual loans during the years ended December 31, 2013, 2012 and 2011.

The following table presents the recorded investments in non-accrual loans and loans past due 90 days and still accruing by class of loans as of the dates indicated:

	December 31, 2013		December 31, 2012
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing
	(In thousands)
Loans:
Commercial Real Estate:
Owner occupied	$3,768	—	$15,670	—
Non owner occupied	2,861	—	2,717	—
Construction:
Commercial	879	—	2,478	—
Residential	—	—	2,242	—
Residential:
Multifamily	1,282	—	—	—
1-4 family	12,164	—	8,470	—
Home equity	1,113	—	1,212	—
Commercial & Industrial	1,422	—	2,019	—
Other:
Lease financing & other	—	—	—	—
Overdrafts	—	—	—	—

Total	$23,489	—	$34,808	—

The following tables present the aging of loans (including past due and non-accrual loans) as of the dates indicated:

	December 31, 2013
	Total	31-60 Days Past Due	61-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
	(In thousands)
Loans:
Commercial Real Estate:
Owner occupied	$168,371	—	$158	$704	$862	$167,509
Non owner occupied	425,105	$200	—	2,861	3,061	422,044
Construction:
Commercial	47,039	—	—	879	879	46,160
Residential	41,272	1	—	—	1	41,271
Residential:
Multifamily	226,898	—	—	—	—	226,898
1-4 family	320,641	1,012	190	11,841	13,043	307,598
Home equity	112,358	408	540	1,113	2,061	110,297
Commercial & Industrial	258,578	1,606	321	1,365	3,292	255,286
Other:
Lease financing & other	29,626	185	4	—	189	29,437
Overdrafts	902	—	—	—	—	902

Total	$1,630,790	$3,412	$1,213	$18,763	$23,388	$1,607,402

	December 31, 2012
	Total	31-60 Days Past Due	61-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
	(In thousands)
Loans:
Commercial Real Estate:
Owner occupied	$181,541	$472	—	$9,464	$9,936	$171,605
Non owner occupied	369,245	802	—	2,717	3,519	365,726
Construction:
Commercial	40,708	1,421	—	—	1,421	39,287
Residential	34,019	455	—	2,242	2,697	31,322
Residential:
Multifamily	196,199	—	—	—	—	196,199
1-4 family	215,771	4,506	$91	8,470	13,067	202,704
Home equity	110,003	3,411	321	1,212	4,944	105,059
Commercial & Industrial	288,809	1,938	170	1,479	3,587	285,222
Other:
Lease financing & other	32,104	431	1	—	432	31,672
Overdrafts	1,384	—	—	—	—	1,384

Total	$1,469,783	$13,436	$583	$25,584	$39,603	$1,430,180

Impaired loans and the recorded investment in loans by class of loans were as follows:

	December 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial Real Estate:
Owner occupied	$10,320	$10,054	—	$26,235	$22,022	—
Non owner occupied	2,861	2,861	—	4,292	3,185	—
Construction:
Commercial	1,231	879	—	2,735	2,478	—
Residential	—	—	—	3,242	2,242	—
Residential:
Multifamily	2,921	2,921	—	2,994	2,994	—
1-4 family	14,782	12,831	—	9,726	8,470	—
Home equity	1,705	1,188	—	2,220	1,212	—
Commercial & Industrial	11,421	10,318	—	13,218	12,145	—
Lease Financing & Other	—	—	—	—	—	—

Total loans	$45,241	$41,052	—	$64,662	$54,748	—

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan.

The following tables present the average recorded investment in impaired loans by class of loans and interest recognized on impaired loans for the years indicated:

	Year Ended December 31,
	2013		2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In thousands)
Commercial Real Estate:
Owner occupied	$19,227	$14	$23,006	$434
Non owner occupied	3,068	251	4,742	275
Construction:
Commercial	1,127	—	2,219	—
Residential	1,574	37	1,745	—
Residential:
Multifamily	3,202	72	1,788	69
1-4 family	12,544	—	6,208	—
Home equity	828	1	1,508	—
Commercial & Industrial	11,458	431	10,588	—
Lease Financing & Other	—	—	64	—

Total	$53,028	$806	$51,868	$778

During the year ended December 31, 2013, the terms of certain loans were modified as troubled debt restructurings (“TDRs”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The Company is not committed to extending any additional credit to borrowers whose loans are classified as TDRs. Impaired loans at December 31, 2013 and 2012 included $30,864 and $27,183, respectively, of loans considered to be TDRs. The Company classifies all loans considered to be TDRs as impaired.

At December 31, 2013 and 2012, ten TDRs with carrying amounts totaling $17,564 and seven TDRs with carrying amounts totaling $19,941 respectively, were on accrual status and performing in accordance with their modified terms. All other TDRs at December 31, 2013 and 2012, were on non-accrual status. A loan that has been on non-accrual status that is subsequently modified as a TDR will usually remain on non-accrual status until the borrower is able to demonstrate repayment performance in compliance with the modified terms for a sustained period. A loan that has not been placed on non-accrual status may be modified as a TDR and remain on accrual status. The Company’s policy states that a TDR is considered to be in payment default once it is 45 days contractually past due under the modified terms.

At December 31, 2013, there was one loan totaling $4,069 modified as a TDR that was in payment default within twelve months following the modification. At December 31, 2012, there were no TDRs in which there were payment defaults within twelve months following the modification.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years indicated:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial Real Estate:
Owner occupied	—	—	—	—	—	—
Non owner occupied	1	$5,546	$5,546	—	—	—
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	1	$2,159	$1,579
1-4 family	7	9,643	9,419	—	—	—
Home equity	1	75	75	1	12,515	10,500
Commercial & Industrial	2	569	538	—	—	—
Other:
Lease financing & other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—

Total	11	$15,833	$15,579	2	$14,674	$12,079

The troubled debt restructurings described above resulted in charge offs of $269 and $2,595 during the years ended December 31, 2013 and 2012.

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

The following tables present the risk category by class of loans at the dates indicated of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed:

	December 31, 2013
	Total	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
Commercial Real Estate:
Owner occupied	$168,371	$139,108	$6,342	$22,921	—
Non owner occupied	425,105	399,009	14,024	12,072	—
Construction:
Commercial	47,039	46,160	—	879	—
Residential	41,272	37,931	3,341	—	—
Residential:
Multifamily	226,898	222,147	2,550	2,201	—
1-4 family	61,440	42,158	2,008	17,274	—
Home equity	1,146	34	—	1,112	—
Commercial & Industrial	258,578	249,238	5,207	4,133	—
Lease Financing & Other	28,661	28,391	—	270	—

Total loans	$1,258,510	$1,164,176	$33,472	$60,862	—

	December 31, 2012
	Total	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
Commercial Real Estate:
Owner occupied	$181,541	$132,181	$6,447	$42,913	—
Non owner occupied	369,245	356,960	4,438	7,847	—
Construction:
Commercial	40,708	29,303	5,349	6,056	—
Residential	34,019	28,936	891	4,192	—
Residential:
Multifamily	196,199	193,083	—	3,116	—
1-4 family	89,246	58,480	20,439	10,327	—
Home equity	1,212	—	—	1,212	—
Commercial & Industrial	288,809	270,362	3,368	15,079	—
Lease Financing & Other	31,015	29,842	846	327	—

Total loans	$1,231,994	$1,099,147	$41,778	$91,069	—

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is payment history.

The following tables present delinquency categories by class of loans for loans evaluated for risk in groups of homogeneous loans as of the dates indicated:

	December 31, 2013
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
	(In thousands)
Residential:
1-4 family	$259,201	$705	$115	—	$820	$258,381
Home equity	111,212	408	540	—	948	110,264
Other:
Other loans	965	23	4	—	27	938
Overdrafts	902	—	—	—	—	902

Total loans	$372,280	$1,136	$659	—	$1,795	$370,485

	December 31, 2012
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
	(In thousands)
Residential:
1-4 family	$126,525	—	$91	—	$91	$126,434
Home equity	108,791	$3,411	321	—	3,732	105,059
Other:
Other loans	1,089	30	1	—	31	1,058
Overdrafts	1,384	—	—	—	—	1,384

Total loans	$237,789	$3,441	$413	—	$3,854	$233,935

Loans made directly or indirectly to executive officers, directors or principal stockholders were approximately $36,642 and $31,338 at December 31, 2013 and 2012, respectively. During 2013, new loans granted to these individuals totaled $12,840 and payments and decreases due to changes in board composition totaled $7,536. During 2012, new loans granted to these individuals totaled $1,269 and payments and decreases due to changes in board composition totaled $15,047.

Loans Held for Sale

There were no loans held-for-sale at December 31, 2013 and $2,317 of loans held-for-sale at December 31, 2012. On February 1, 2012, the Company announced plans to sell a total of $474 million in performing and nonperforming loans in two tranches by mid-2012, as a step towards reducing the Bank’s concentrations of commercial real estate loans and classified assets. These loans were transferred to loans held-for-sale at December 31, 2011 and both tranche sales were completed in March 2012, and the Company recognized a pretax gain of $15,935.

5	Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
	2013	2012
	(In thousands)
Land	$1,085	$2,589
Buildings	15,175	23,550
Leasehold improvements	10,571	11,774
Furniture, fixtures and equipment	21,562	20,872
Automobiles	818	800

Total	49,211	59,584
Less: accumulated depreciation and amortization	(34,108)	(35,589)

Premises and equipment, net	$15,103	$23,996

During 2013, the Company sold three of its properties, all of which were locations of bank branches. Two of the branches were closed and the third continued to lease the branch space from the new owner. The total book value of the properties at the time of the sales was $6,270. Net proceeds from the sales totaled $6,411. In addition, during 2013, the Company recorded an impairment charge of $975 related to leasehold improvements of other closed branches.

Depreciation and amortization expense totaled $3,385, $3,926 and $3,968 in 2013, 2012 and 2011, respectively.

6	Goodwill and Other Intangible Assets

The carrying amount of goodwill was $5,142 and $23,842 at December 31, 2013 and 2012, respectively. The 2013 balance reflected the results of a goodwill impairment analysis performed in the fourth quarter of 2013. The analysis indicated pretax impairment of $18,700 which was recorded as a charge against earnings in December of 2013. The cumulative deferred tax benefit (liability) on goodwill deductible for tax purposes was $2,879 and ($3,959) at December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company proceeded to complete the two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis as of December 31, 2013, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was less than the carrying costs, resulting in an impairment charge of $18,700 for the year ended December 31, 2013. The facts and circumstances that led to an impairment of goodwill included a recent loss of clients and a reduction in the projected earnings capacity of the Company’s asset management subsidiary. The fair value of the reporting unit at December 31, 2013 was determined based on a discounted cash flow model. Cumulative impairment charges were $18,700 as of December 31, 2013, and none as of December 31, 2012.

The following table sets forth the gross carrying amount and accumulated amortization for each of the Company’s intangible assets subject to amortization as of December 31:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Deposit Premium	$3,907	$3,907	$3,907	$3,907
Customer Relationships	2,470	1,757	2,470	1,567
Employment Related	516	516	516	516

Total	$6,893	$6,180	$6,893	$5,990

Intangible assets amortization expense was $190, $748, and $803 for 2013, 2012, and 2011, respectively. The estimated remaining annual intangible assets amortization expense in years subsequent to December 31, 2013 is as follows:

Year	Amount
(In thousands)
2014	$190
2015	190
2016	190
2017	143

7	Deposits

The following table presents a summary of deposits at December 31:

	2013	2012
	(In thousands)
Demand deposits	$1,069,631	$1,035,847
Money market accounts	870,291	843,224
Savings accounts	120,000	126,885
Time deposits of $100,000 or more	85,205	97,704
Time deposits of less than $100,000	30,863	34,603
Checking with interest	457,754	381,698

Total Deposits	$2,633,744	$2,519,961

The Company participates in a reciprocal sweep arrangement with other financial institutions through an intermediary which provides customers with balances in excess of FDIC insurance limits a vehicle to expand the insurable amount of their deposits. Money market and checking with interest deposit balances under this arrangement totaled $49,408 and $21,515 at December 31, 2013 and 2012, respectively. Deposits under this arrangement are considered brokered deposits for regulatory reporting purposes. The Company had no other brokered deposits at December 31, 2013 or 2012.

Scheduled maturities of time deposits for each of the five years subsequent to December 31, 2013 are as follows:

Year	Amount
(In thousands)
2014	$99,283
2015	5,505
2016	4,859
2017	4,108
2018	2,313

8	Borrowings

The Company’s borrowings with original maturities of one year or less totaled $34,379 and $34,624 at December 31, 2013 and 2012, respectively. Such short-term borrowings consisted entirely of customer repurchase agreements at December 31, 2013 and 2012. Other borrowings totaled $16,388 and $16,428 at December 31, 2013 and 2012, respectively, which included a $15,000 callable fixed rate FHLB borrowing with an initial stated maturity of ten years and a $1,300 non-callable FHLB borrowing with an initial maturity of thirty years at December 31, 2013 and 2012. The callable borrowing of $15,000 from FHLB matures in 2016. The FHLB has the right to call this borrowing at various dates in 2013 and quarterly thereafter. The non-callable borrowing of $1,300 matures in 2027. Our FHLB term borrowings are subject to prepayment penalties under certain circumstances in the event of prepayment.

In early January 2014, the Company prepaid all of its outstanding Federal Home Loan Bank borrowings. The borrowings totaled $16,400 and the related prepayment penalty totaled $1,900 which was recorded in earnings at the time of the prepayment.

Interest expense on all borrowings totaled $751, $826 and $2,028 in 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, these borrowings were collateralized by loans and securities with an estimated fair value of $50,767 and $51,226, respectively.

The following table summarizes the average balances, weighted average interest rates and the maximum month-end outstanding amounts of the Company’s borrowings for each of the following years:

		2013	2012	2011
		(Dollars in thousands)
Average balance:	Short-term	$26,738	$45,619	$49,678
	Other Borrowings	16,407	16,446	40,184

Weighted average interest rate (for the year):	Short-term	0.1%	0.2%	0.5%
	Other Borrowings	4.4	4.4	4.4

Weighted average interest rate (at year end):	Short-term	0.1%	0.3%	0.3%
	Other Borrowings	4.4	4.4	4.4

Maximum month-end outstanding amount:	Short-term	$34,379	$56,312	$61,897
	Other Borrowings	16,425	16,463	87,748

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of December 31, 2013, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These, and various other FHLB borrowing programs available to members, are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $75 million with three major financial institutions which were all unused and available at December 31, 2013. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at December 31, 2013. Utilization of these lines is subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at December 31, 2013.

As of December 31, 2013, the Company had qualifying loan and investment securities totaling approximately $556 million which could be utilized under available borrowing programs thereby increasing liquidity.

The various borrowing programs discussed above are subject to certain restrictions and terms and conditions which may include continued availability of such borrowing programs, the Company’s ability to pledge qualifying collateral in sufficient amounts, the Company’s maintenance of capital ratios acceptable to these lenders and other conditions which may be imposed on the Company.

9	Income Taxes

The reconciliation between the provision (benefit) for income taxes and the amount computed using the federal statutory rate is as follows:

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Income tax at statutory rate	$(1,223)	35.0%	$16,144	35.0%	$(2,643)	35.0%
State and local income tax, net of Federal benefit	(807)	23.1%	2,446	5.3%	(3)	0.1%
Tax-exempt interest income	(1,585)	45.3%	(1,712)	(3.7)%	(1,873)	24.8%
Non-deductible expenses and other	(1,011)	28.9%	67	0.1%	(894)	11.8%

Provision (benefit) for income taxes	$(4,626)	132.3%	$16,945	36.7%	$(5,413)	71.7%

The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Federal:
Current	$3,476	$13,457	$(11,167)
Deferred	(6,860)	(275)	5,759
State and Local:
Current	892	1,560	678
Deferred	(2,134)	2,203	(683)

Total	$(4,626)	$16,945	$(5,413)

The tax effect of temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31, 2013		December 31, 2012
	Asset	Liability	Asset	Liability
	(In thousands)
Allowance for loan losses	$10,763	—	$10,953	—
Supplemental executive retirement benefit	5,229	—	4,764	—
Other-than-temporary impairment of investments	4,655	—	4,123	—
Other	2,700	$597	2,816	—
Unfunded SERP liability	695	—	981	—
Deferred compensation	235	—	240	—
Share based compensation costs	287	—	194	—
State net operating loss carryforward	189	—	—	—
Intangible assets	2,820	—	—	$3,825
Property and equipment	1,198	—	—	780
Unrealized gains/losses on available for sale securities	3,259	—	—	203

Total	$32,030	$597	$24,071	$4,808

Net deferred tax asset	$31,433		$19,263

The Company determined that it was not required to establish a valuation allowance for deferred tax assets in accordance with GAAP since it is more likely than not that the deferred tax asset will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

At December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no expenses accrued for interest and penalties on unrecognized tax benefits for the years ended December 31, 2013 and 2012.

In May 2013, the Internal Revenue Service (IRS) commenced a routine examination of the Company’s 2009, 2010 and 2011 income tax returns. In January 2014, the Company received preliminary results of the examinations and there were no significant adjustments noted. In September 2013, the examination of the Company’s New York State income tax returns for the years 2005 through 2008 were completed without adjustment.

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

Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prior to October 31, 2013, due to the concentration of commercial real estate loans in our portfolio, the OCC required HVB to maintain a total risk-based capital ratio of at least

12.0 percent (compared to 10.0 percent for a well capitalized bank), a Tier 1 risk-based capital ratio of at least 10.0 percent (compared to 6.0 percent for a well capitalized bank), and a Tier 1 leverage ratio of at least 8.0 percent (compared to 5.0 percent for a well capitalized bank). In October 2013, this requirement was terminated.

The following summarizes the capital requirements and capital position at December 31, 2013 and 2012:

	Actual		Minimum for Capital Adequacy		Minimum to be Well Capitalized Under Prompt Corrective Action
Capital Ratios:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
HVB Only:
December 31, 2013
Total Capital (To Risk Weighted Assets)	$295,940	17.1%	$138,533	8.0%	$173,167	10.0%
Tier 1 Capital (To Risk Weighted Assets)	274,239	15.8%	69,267	4.0%	103,900	6.0%
Tier 1 Capital (To Average Assets)	274,239	9.3%	118,062	4.0%	147,578	5.0%

December 31, 2012
Total Capital (To Risk Weighted Assets)	$281,681	17.4%	$129,152	8.0%	$161,439	10.0%
Tier 1 Capital (To Risk Weighted Assets)	261,421	16.2%	64,576	4.0%	96,864	6.0%
Tier 1 Capital (To Average Assets)	261,421	9.2%	114,100	4.0%	142,625	5.0%

Consolidated:
December 31, 2013
Total Capital (To Risk Weighted Assets)	$303,059	17.5%	$138,843	8.0%
Tier 1 Capital (To Risk Weighted Assets)	281,310	16.2%	69,422	4.0%
Tier 1 Capital (To Average Assets)	281,310	9.5%	118,257	4.0%

December 31, 2012
Total Capital (To Risk Weighted Assets)	$286,436	17.7%	$129,318	8.0%
Tier 1 Capital (To Risk Weighted Assets)	266,150	16.5%	64,659	4.0%
Tier 1 Capital (To Average Assets)	266,150	9.3%	114,259	4.0%

Management believes, as of December 31, 2013, that the Bank had capital in excess of the minimum level required to meet the definition of “well capitalized”. At December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they were subject.

In addition, pursuant to Rule 15c3-1 of the Securities and Exchange Commission, ARS as a broker-dealer is required to maintain minimum “net capital” as defined under such rule. As of December 31, 2013 and 2012, ARS exceeded its minimum capital requirement.

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

The following table summarizes stock based compensation activity for 2013:

Prior Option Plans (1):	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value (2) (In thousands)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	428,111	$20.21
Granted	—	—
Exercised	(60,732)	17.16
Cancelled or Expired	(71,752)	16.99

Outstanding at December 31, 2013	295,627	21.62	$263	1.5

Exercisable at December 31, 2013	295,627	21.62	263	1.5

Non-vested at December 31, 2013	—	—

2010 Omnibus Incentive Plan:
Non-vested at December 31, 2012	202,005	$16.25
Granted at fair value	155,853	16.29
Restriction released	(103,291)	16.17
Cancelled	(3,293)	17.22

Non-vested at December 31, 2013	251,274	16.30

Available for grant at December 31, 2012	1,121,322
Restricted stock awards	(155,853)	$16.29
Unissued or cancelled	3,293	17.22

Available for future grant	968,762

(1)	Prior Option Plans did not include restricted stock awards.
(2)	The aggregate intrinsic value of a stock option in the table above represents the total pretax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on changes in the market value of the Company’s stock.

The following table summarizes the range of exercise prices of the Company’s stock options outstanding and exercisable at December 31, 2013:

				Weighted Average
	Exercise Price		Number of Options	Remaining Life (Years)	Exercise Price
	$17.94	$18.21	50,204	0.7	$18.20
	18.21	23.77	175,483	1.4	20.91
	23.77	36.29	69,940	2.3	25.87

Total Options Outstanding	17.94	36.29	295,627	1.5	21.62
Exercisable	17.94	36.29	295,627	1.5	21.62
Not Exercisable	—	—	—	—	—

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no non-vested options at December 31, 2013 and 292 non-vested options with a weighted average exercise price of $36.13 outstanding at December 31, 2012. There were no forfeitures of non-vested options during 2013. There were no stock options granted in the years ended December 31, 2013 and 2012.

There was no compensation expense related to the Company’s stock option plans included in net income for the year ended December 31, 2013. Compensation (benefit) expense of ($63) and $125 related to the Company’s stock option plans was included in net income for the years ended December 31, 2012 and 2011, respectively. The benefit in 2012 resulted from forfeiture reversals in excess of expense amortization. The total tax benefit related thereto was $0 and $5, respectively. There was no remaining unrecognized compensation expense related to stock options at December 31, 2013. Cash received from option exercises was $1,042, $547 and $1,223 for the years ended December 31, 2013, 2012 and 2011, respectively.

Compensation expense of $1,918 and $457 related to the Company’s restricted stock awards was included in net income and the related tax benefit was $794 and $189 for the years ended December 31, 2013 and 2012, respectively. There were no restricted stock awards prior to 2012. Unrecognized compensation expense related to restricted stock awards totaled $3,168 and $3,284 at December 31, 2013 and 2012, respectively. This expense is expected to be recognized over a remaining weighted average period of 2.3 years.

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

Investment Securities — The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges, if available (Level 1), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input. The Company’s available for sale securities at December 31, 2013 and December 31, 2012 include several pooled trust preferred instruments. The downturn in the overall economy and, in particular, in the financial services industry has created a situation where significant observable inputs (Level 2) are not readily available for these instruments. As an alternative, the Company combined Level 2 input of market yield requirements of similar instruments together with certain Level 3 assumptions addressing the impact of current market illiquidity to estimate the fair value of these instruments. The fair values of Level 3 investment securities are determined by the Company’s Controller and Investment Officer who report to the Chief Financial Officer. See Note 2 “Securities” for further discussion of pooled trust preferred securities.

Impaired Loans — At the time a loan is considered impaired, it is generally valued at lower of cost or fair value. Impaired loans carried at fair value generally are partially charged off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals adjusted for market conditions and costs to sell. Management may apply additional discounts based on changes in the market from the time of valuation. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at
	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$93,692	—	$93,692
Mortgage-backed securities — residential	—	339,695	—	339,695
Obligations of states and political subdivisions	—	89,304	—	89,304
Other debt securities	—	9,529	—	9,529
Mutual funds and other equity securities	$9,978	—	—	9,978

Total assets at fair value	$9,978	$532,220	—	$542,198

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	—	—
Construction	—	—	—	—
Residential	—	—	$380	$380
Commercial & Industrial	—	—	895	895

Total assets at fair value	—	—	$1,275	$1,275

(1)

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2013 was $1,275 for which no specific allowance has been established within the allowance for loan losses. During 2013, $31 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

	Fair Value Measurements at
	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$53,223	—	$53,223
Mortgage-backed securities — residential	—	295,088	—	295,088
Obligations of states and political subdivisions	—	82,602	—	82,602
Other debt securities	—	798	$2,950	3,748
Mutual funds and other equity securities	$10,409	—	—	10,409

Total assets at fair value	$10,409	$431,711	$2,950	$445,070

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$6,835	$6,835
Construction	—	—	3,219	3,219
Residential	—	—	8,514	8,514
Commercial & Industrial	—	—	1,737	1,737
Loans held for sale (2)	—	—	2,317	2,317
Other real estate owned (3)	—	—	250	250

Total assets at fair value	—	—	$22,872	$22,872

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2012 was $20,305 for which no specific allowance has been established within the allowance for loan losses. During 2012, $7,344 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.
(2)	Loans held for sale are reported at lower of cost or fair value. Fair value is based on average bid indicators received from third parties expected to participate in the loan sales.
(3)	Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 2 or Level 3 inputs. The fair value of other real estate owned at December 31, 2013 was derived by management from appraisals which used various assumptions and were discounted as necessary, resulting in a Level 3 classification.

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Level 3 Assets Measured on a Recurring Basis
	For the Year Ended
	2013	2012
	(In thousands)
Balance at beginning of period	$2,950	$2,816
Additions to Level 3	263	441
Net unrealized gain (loss) included in other comprehensive income (1)	7,571	1,267
Principal payments	(791)	(1,046)
Recognized impairment charge included in the statement of income (2)	(1,240)	(528)
Transfers out of Level 3	(8,753)	—

Balance at end of period	$—	$2,950

(1)	Reported under “Gains recognized in comprehensive income”
(2)	Reported under “Net impairment loss recognized in earnings”

All of the Company’s pooled trust preferred securities, with a fair value of $8,753 as of December 31, 2013, were transferred from Level 3 to Level 2 because observable market data became available for the securities.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

Asset	Fair Value at December 31, 2013 (In thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans — residential real estate	$380	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Impaired loans — commercial and industrial	895	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Asset	Fair Value at December 31, 2012 (In thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans — commercial real estate	$6,835	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-62% (8%)
			Capitalization rate	8%

Impaired loans — construction	3,219	Sales comparison approach	Discounts to appraisals for market conditions	0%-21% (6%)

Impaired loans — residential real estate	8,514	Sales comparison or income approach	Discounts to appraisals for market conditions	0%-47% (4%)

Impaired loans — commercial and industrial	1,737	Sales comparison approach — secondary collateral	Discounts to appraisals for market conditions	7% (7%)

Other real estate owned	250	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Loans held for sale	2,317	Third party bids	Bids from interested third parties	60%-65% (64%)

13	Benefit Plans

The Hudson Valley Bank Employees’ Defined Contribution Pension Plan covers substantially all employees. Pension costs charged to current operations included 5.0 percent of each participant’s earnings in 2013 and 2012. Pension costs charged to operating expenses totaled $914, $1,219 and $1,265 in 2013, 2012 and 2011, respectively.

The Hudson Valley Bank Employees’ Savings Plan covers substantially all employees. The Company matches 25 percent of employee contributions annually, up to 4 percent of base salary. Savings Plan costs charged to expense totaled approximately $176, $180 and $168 in 2013, 2012 and 2011, respectively.

The Company’s matching contribution under the Employees’ Savings Plan as well as its contribution to the Defined Contribution Pension Plan is in the form of cash. Neither plan holds any shares of the Company’s stock.

Additional retirement benefits are provided to certain officers and directors of HVB pursuant to unfunded supplemental plans. Costs for the supplemental pension plans totaled $1,944, $1,586 and $1,397 in 2013, 2012 and 2011, respectively. The Company uses a December 31 measurement date for the supplemental plans and makes contributions to the plans only as benefit payments become due.

The following tables set forth the status of the Company’s supplemental plans as of December 31:

	2013	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$14,038	$12,688	$11,414
Service cost	521	506	429
Interest cost	673	642	638
Amendments	—	—	—
Actuarial loss	33	895	819
Benefits paid	(900)	(693)	(612)

Benefit obligation at end of year	$14,365	$14,038	$12,688

Change in plan assets:
Fair value of plan assets at beginning of year
Actual return on assets	—	—	—
Employer contribution	$900	$693	$612
Benefits paid	(900)	(693)	(612)

Fair value of plan assets at end of year	—	—	—

Funded status at year end	$(14,365)	$(14,038)	$(12,688)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2013	2012	2011
	(In thousands)
Net actuarial loss	$1,738	$2,671	$2,447
Prior service cost	—	(216)	(449)

	$1,738	$2,455	$1,998

The accumulated benefit obligation was $13,704 and $13,360 at December 31, 2013 and 2012, respectively.

The following table consists of the weighted average assumptions and components of net periodic benefit cost and other amounts recognized in other comprehensive income for the years indicated:

	2013	2012	2011
	(Dollars in thousands)
Weighted Average Assumptions:
Discount rate	3.95%	3.50%	4.50%
Expected return on plan assets	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$521	$506	$429
Interest cost	673	642	638
Expected return on plan assets	—	—	—
Amortization of transition obligation	—	—	—
Amortization of prior service cost	(216)	(233)	(233)
Amortization of net loss	966	671	557

Net periodic benefit cost	1,944	1,586	1,391

Net (gain) loss	(933)	224	262
Amortization of prior service cost	216	233	233

Total recognized in other comprehensive income	(717)	457	495

Total recognized in net periodic benefit cost and other comprehensive income	$1,227	$2,043	$1,886

The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are $752 and $0, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year	Pension Benefit
(In thousands)
2014	$1,067
2015	1,362
2016	1,221
2017	1,181
2018	1,198
Years 2019-2023	6,169

14	Commitments, Contingent Liabilities and Other Disclosures

The Company is obligated under leases and other contracts for certain of its branches and equipment. Minimum rental commitments for bank premises and equipment under non-cancelable operating leases are as follows:

Year	Amount
(In thousands)
2014	$5,129
2015	5,151
2016	4,717
2017	4,359
2018	3,630
Thereafter	10,559

Total minimum future payments	$33,545

Rent expense for premises and equipment was $3,852, $3,832 and $4,254 in 2013, 2012 and 2011, respectively.

As previously disclosed, the SEC and DOL conducted investigations related to issues surrounding the brokerage practices and policies and disclosures about such practices of the Company’s investment advisory subsidiary, ARS. The Company and ARS recorded $2,900 of legal and other expenses related to this matter, $1,200 of which was expensed in the first quarter of 2012 and the remainder in the fourth quarter of 2011. In the third quarter of 2013, the Company and ARS reached a settlement of these matters and all known amounts due had been provided for.

Cash Reserve Requirements

HVB is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled $15,874 at December 31, 2013.

Restrictions on Funds Transfers

There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under federal law, the approval of the primary regulator is required if dividends declared by a bank in any year exceed the net profits of that year, as defined, combined with the retained net profits for the two preceding years. Under applicable banking statutes, at December 31, 2013, the Bank could have declared additional dividends of approximately $15,100 to the Company.

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

The Company operates only in the U.S. domestic market, primarily in the New York metropolitan area. For the years ended December 31, 2013, 2012 and 2011, there is no customer that accounted for more than 10% of the Company’s revenue.

16	Fair Value of Financial Instruments

The “Financial Instruments” topic of the FASB Accounting Standards Codification requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2013 and 2012 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented were as follows:

			Fair Value Measurements
December 31, 2013	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Financial assets for which carrying value approximates fair value	$726.5	$726.5	$726.5	—	—
Held to maturity securities and accrued interest	6.2	6.6	—	$6.6	—
FHLB Stock	3.5	N/A	—	—	—
Loans and accrued interest	1,637.3	1,655.6	—	—	$1,655.6

Liabilities:
Deposits with no stated maturity and accrued interest	2,517.8	2,517.8	2,517.8	—	—
Time deposits and accrued interest	116.1	116.1	—	116.1	—
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	34.4	34.4	34.4	—	—
Other borrowings and accrued interest	16.5	14.6	—	14.6	—

			Fair Value Measurements
December 31, 2012	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Financial assets for which carrying valueapproximates fair value	$846.8	$846.8	$846.8	—	—
Held to maturity securities and accrued interest	10.2	10.8	—	$10.8	—
FHLB Stock	4.8	N/A	—	—	—
Loans and accrued interest	1,453.2	1,490.2	—	—	$1,490.2

Liabilities:
Deposits with no stated maturity and accrued interest	2,387.7	2,387.7	2,387.7	—	—
Time deposits and accrued interest	132.4	132.7	—	132.7	—
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	34.6	34.6	34.6	—	—
Other borrowings and accrued interest	16.5	14.2	—	14.2	—

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

(Parent Company Only)

Condensed Balance Sheets

(In thousands)

	December 31,
	2013	2012
Assets
Due from banks	$1,381	$975
Investment in subsidiaries	282,072	289,427
Equity securities	1,223	952
Other assets	71	27

Total Assets	$284,747	$291,381

Liabilities and Stockholders’ Equity
Other liabilities	$438	$410
Stockholders’ equity	284,309	290,971

Total Liabilities and Stockholders’ Equity	$284,747	$291,381

Condensed Statements of Income

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Dividends from subsidiaries	$4,685	$7,040	$5
Dividends from equity securities	50	105	76
Other income	—	—	2
Operating expenses	553	619	699
Income (loss) before equity in undistributed earnings of subsidiaries	4,182	6,526	(616)
Equity in undistributed earnings of subsidiaries	(3,052)	22,655	(1,521)

Net Income (Loss)	$1,130	$29,181	$(2,137)

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income (loss)	$1,130	$29,181	$(2,137)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	3,052	(22,655)	1,521
(Decrease) increase in other liabilities	(108)	(113)	25
(Increase) decrease in other assets	(44)	(1)	3
Other changes, net	(49)	—	—

Net cash provided by (used in) operating activities	3,981	6,412	(588)

Investing Activities:
Proceeds from sales of equity securities	60	8	4

Net cash provided (used) by investing activities	60	8	4

Financing Activities:
Proceeds from issuance of common stock and sale of treasury stock	1,094	547	1,223
Cash dividends paid	(4,729)	(14,125)	(12,401)

Net cash used in financing activities	(3,635)	(13,578)	(11,178)

Increase (decrease) in cash and cash equivalents	406	(7,158)	(11,762)
Cash and cash equivalents, beginning of period	975	8,133	19,895

Cash and cash equivalents, end of year	$1,381	$975	$8,133

18	Earnings Per Share

FASB ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards and restricted stock units granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

The following is a reconciliation of earnings per share for the years indicated:

	Year Ended December 31
	2013	2012	2011
	(In thousands, except share and per share data)
Net income (loss)	$1,130	$29,181	$(2,137)
Less: Dividends paid on and earnings allocated to participating securities	13	115	—

Income (loss) attributable to common stock	$1,117	$29,066	$(2,137)

Weighted average common shares outstanding, including participating securities	19,876,377	19,620,251	19,462,055
Less: Weighted average participating securities	278,946	81,957	—

Weighted average common shares outstanding	19,597,431	19,538,294	19,462,055

Basic earnings (loss) per common share	$0.06	$1.49	$(0.11)

Weighted average common shares outstanding	19,597,431	19,538,294	19,462,055
Weighted average common equivalent shares outstanding	282	6,743	—

Weighted average common and equivalent shares outstanding	19,597,713	19,545,037	19,462,055

Diluted earnings per common share	$0.06	$1.49	$(0.11)

Dividends per common share	$0.24	$0.72	$0.64

There were 295,627, 330,568 and 616,382 options outstanding at December 31, 2013, 2012 and 2011, respectively, which were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. The 2011 per share amounts reflect the 10 percent stock dividends paid in November 2011.

19	Accumulated Other Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and accrued benefit liability adjustments which are also recognized as separate components of equity. Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1, 2013	$624	$(1,473)	$(849)
Other comprehensive loss before reclassification	(6,684)	(20)	(6,703)
Amounts reclassified from accumulated other comprehensive income	732	450	1,181

Net other comprehensive (loss) income during period	(5,952)	430	(5,522)

Balance at December 31, 2013	$(5,328)	$(1,043)	$(6,371)

Balance at January 1, 2012	$2,924	$(1,198)	$1,726
Other comprehensive (loss) income before reclassification	(2,612)	(539)	(3,150)
Amounts reclassified from accumulated other comprehensive income	312	264	575

Net other comprehensive (loss) income during period	(2,300)	(275)	(2,575)

Balance at December 31, 2012	$624	$(1,473)	$(849)

Balance at January 1, 2011	$1,828	$(901)	$927
Other comprehensive (loss) income before reclassification	892	(491)	400
Amounts reclassified from accumulated other comprehensive income	204	194	398

Net other comprehensive (loss) income during period	1,096	(297)	799

Balance at December 31, 2011	$2,924	$(1,198)	$1,726

The following table represents the reclassification out of accumulated other comprehensive income for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Unrealized gains (losses) on securities available for sale:
Realized gains (losses) on securities transactions	—	—	$21
Other-than-temporary impairment charges	$(1,240)	$(528)	(368)
Income tax expense	508	216	143

Net of tax	(732)	(312)	(204)

Amortization of pension and post-retirement benefit items:
Amortization of net actuarial loss	(966)	(671)	(966)
Amortization of prior service cost	216	233	216
Income tax expense	301	174	130

Net of tax	(449)	(264)	(620)

Total reclassifications, net of tax	$(1,180)	$(575)	$(825)

The income statement line items impacted by the reclassification of unrealized gains (losses) on securities available for sale are net impairment loss recognized in earnings and income tax expense. The income statement line items impacted by the reclassification of amortization of pension and post-retirement benefit items are salaries and employee benefits and income tax expense.

20	Subsequent Events

In early January 2014, the Company prepaid all of its outstanding Federal Home Loan Bank borrowings. The borrowings totaled $16,400 and the related prepayment penalty totaled $1,900. The effect of the prepayment will be reflected in the Company’s first quarter 2014 financial results.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act. Also, during the year ended December 31, 2013, there has not been any change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting. That report is included under the heading, Report of Independent Registered Public Accounting Firm.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for the Board of Directors”, “Executive Officers”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Proposals of Shareholders and Communications With Shareholders” in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation” and “Director Compensation” in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Outstanding Equity Awards at Fiscal Year End” and “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies” in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

The following financial statements of the Company are included in this document in Item 8 — Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Balance Sheets at December 31, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3. Exhibits Required by Securities and Exchange Commission Regulation S-K:

Number	Exhibit Title

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (2)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp. (3)

4.1	Specimen of Common Stock Certificate (1)

10.1	Hudson Valley Bank Amended and Restated Directors Retirement Plan Effective December 31, 2008* (6)

10.2	Hudson Valley Bank Restated and Amended Supplemental Retirement Plan of 1995* (1)

10.3	Form of Amendment No. 1 to Hudson Valley Bank Restated and Amended Supplemental Retirement Plan of 1995* (5)

10.4	Hudson Valley Bank Supplemental Retirement Plan of 1997* (1)

10.5	Form of Amendment No. 1 to Hudson Valley Bank Supplemental Retirement Plan of 1997* (5)

10.5	Form of Amendment No. 2 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997* (5)

10.7	Form of Amendment No. 3 to Hudson Valley Bank Supplemental Retirement Plan of 1995 and 1997* (5)

10.8	Amended and Restated 2002 Stock Option Plan* (4)

10.9	Specimen Non-Statutory Stock Option Agreement* (1)

Number	Exhibit Title

10.10	Specimen Incentive Stock Option Agreement* (6)

10.11	Specimen Restricted Stock Award Agreement* (7)

10.12	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan, as amended February 28, 2012* (6)

10.13	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of agreement with regard to restricted stock awards to directors (6)

10.14	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of agreement with regard to restricted stock awards to employees (6)

10.15	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Form of agreement with regard to restricted stock awards to consultants and advisors (6)

21	Subsidiaries of the Company (7)

23.1	Consent of Crowe Horwath LLP (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)

*	Management contract and compensatory plan or arrangement
(1)	Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2007
(2)	Incorporated herein by reference in this document to the Form 10-Q filed on October 20, 2009
(3)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010
(4)	Incorporated herein by reference in this document to the Form 10-K filed on March 16, 2009
(5)	Incorporated herein by reference in this document to the Form 10-K filed on March 16, 2010
(6)	Incorporated herein by reference in this document to the Form 10-K filed on March 15, 2012
(7)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

March 17, 2014

	By:	/S/ STEPHEN R. BROWN
Stephen R. Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2014 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ STEPHEN R. BROWN
Stephen R. Brown
President, Chief Executive Officer and Director

/S/ JAMES J. LANDY
James J. Landy
Executive Chairman of the Board and Director

/S/ JOHN P. CAHILL
John P. Cahill
Director

/S/ MARY JANE FOSTER
Mary Jane Foster
Director

/S/ GREGORY F. HOLCOMBE
Gregory F. Holcombe
Director

/S/ ADAM IFSHIN
Adam Ifshin
Director

/S/ JOSEPH A. SCHENK
Joseph A. Schenk
Director

/S/ CRAIG S. THOMPSON
Craig S. Thompson
Director

/S/ WILLIAM E. WHISTON
William E. Whiston
Director

/S/ MICHAEL J. INDIVERI
Michael J. Indiveri
Executive Vice President, Chief Financial Officer