Form 10-Q
period 2014-03-31
HUDSON VALLEY HOLDING CORP
filed 2014-05-08
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common stock, par value $0.20 per share	19,985,596

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31
	2014	2013
Interest Income:
Loans, including fees	$19,538	$19,259
Securities:
Taxable	2,318	2,195
Exempt from Federal income taxes	630	768
Federal funds sold	8	11
Deposits in banks	341	448

Total interest income	22,835	22,681

Interest Expense:
Deposits	1,090	1,247
Securities sold under repurchase agreements and other short-term borrowings	6	9
Other borrowings	10	179

Total interest expense	1,106	1,435

Net Interest Income	21,729	21,246
Provision for loan losses	78	772

Net interest income after provision for loan losses	21,651	20,474

Non-Interest Income:
Service charges	1,783	1,739
Investment advisory fees	1,927	1,933
Realized gains on securities available for sale, net	26	—
Gain on sales of other real estate owned	—	17
Prepayment penalty—FHLB Borrowings	(1,860)	—
Other income	603	828

Total non-interest income	2,479	4,517

Non-Interest Expense:
Salaries and employee benefits	13,039	11,282
Occupancy	2,019	2,109
Professional services	1,693	1,505
Equipment	998	1,056
Business development	671	452
FDIC assessment	606	944
Other operating expenses	2,764	2,263

Total non-interest expense	21,790	19,611

Income before income taxes	2,340	5,380
Income taxes	738	1,729

Net Income	$1,602	$3,651

Basic earnings per common share	$0.08	$0.18
Diluted earnings per common share	$0.08	$0.18

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31
	2014	2013

Net income	$1,602	$3,651

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains	—	196
Losses recognized in earnings	—	—

Gains recognized in comprehensive income	—	196
Income tax effect	—	(80)

Unrealized holding gains on other-than-temporarily impaired securities available for sale, net of tax	—	116

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the period	3,884	(1,543)
Income tax effect	(1,501)	594

	2,383	(949)

Gains recognized in earnings	(26)	—
Income tax effect	10	—

	(16)	—

Unrealized holding gains (losses) on securities available for sale not other-than-temporarily-impaired, net of tax	2,367	(949)

Unrealized holding gains (losses) on securities, net	2,367	(833)

Accrued benefit liability adjustment:
Net gain during the period	—	—
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net period pension cost	188	155
Income tax effect	(75)	(62)

Net of tax	113	93

Other comprehensive income (loss)	2,480	(740)

Comprehensive Income	$4,082	$2,911

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31	December 31
	2014	2013
ASSETS
Cash and non-interest earning due from banks	$48,130	$37,711
Interest earning deposits in banks	552,729	661,643

Total cash and cash equivalents	600,859	699,354
Federal funds sold	18,866	27,134
Securities available for sale, at estimated fair value (amortized cost of $537,070 in 2014 and $550,785 in 2013)	532,341	542,198
Securities held to maturity, at amortized cost (estimated fair value of $6,236 in 2014 and $6,556 in 2013)	5,951	6,238
Federal Home Loan Bank of New York (FHLB) stock	2,740	3,478
Loans (net of allowance for loan losses of $26,904 in 2014 and $25,990 in 2013)	1,632,795	1,606,179
Accrued interest and other receivables	17,933	14,663
Premises and equipment, net	14,736	15,103
Deferred income tax, net	25,697	31,433
Bank owned life insurance	41,855	41,224
Goodwill	5,142	5,142
Other intangible assets	665	713
Other assets	6,621	6,340

Total Assets	$2,906,201	$2,999,199

LIABILITIES
Deposits:
Non-interest bearing	$970,733	$1,069,631
Interest bearing	1,591,285	1,564,113

Total deposits	2,562,018	2,633,744
Securities sold under repurchase agreements and other short-term borrowings	31,183	34,379
Other borrowings	—	16,388
Accrued interest and other liabilities	25,447	30,379

Total Liabilities	2,618,648	2,714,890

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 15,000,000 shares authorized; no shares outstanding in 2014 and 2013, respectively	—	—
Common stock, $0.20 par value; 25,000,000 shares authorized; 20,032,431 and 19,935,559 shares outstanding in 2014 and 2013, respectively	4,266	4,247
Additional paid-in capital	351,448	351,108
Retained earnings (deficit)	(6,706)	(7,111)
Accumulated other comprehensive loss	(3,891)	(6,371)
Treasury stock, at cost; 1,299,414 shares in 2014 and 2013	(57,564)	(57,564)

Total Stockholders’ Equity	287,553	284,309

Total Liabilities and Stockholders’ Equity	$2,906,201	$2,999,199

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2014 and 2013

(In thousands, except share and per share data)

						Accumulated
	Number of			Additional	Retained	Other
	Shares	Common	Treasury	Paid-in	Earnings	Comprehensive
	Outstanding	Stock	Stock	Capital	(Deficit)	Income (Loss)	Total
Balance at January 1, 2013	19,761,426	$4,212	$(57,564)	$348,643	$(3,471)	$(849)	$290,971
Net income	—	—	—	—	3,651	—	3,651
Other comprehensive income (loss)	—	—	—	—	—	(740)	(740)
Common stock issued for dividend reinvestment	440	—	—	7	—	—	7
Restricted stock awards and related expense	118,791	24	—	168	—	—	192
Cash dividends ($0.06 per share)	—	—	—	—	(1,186)	—	(1,186)

Balance at March 31, 2013	19,880,657	$4,236	$(57,564)	$348,818	$(1,006)	$(1,589)	$292,895

Balance at January 1, 2014	19,935,559	$4,247	$(57,564)	$351,108	$(7,111)	$(6,371)	$284,309
Net income	—	—	—	—	1,602	—	1,602
Other comprehensive income	—	—	—	—	—	2,480	2,480
Common stock issued for dividend reinvestment	678	—	—	12	—	—	12
Vesting and exercise of stock options, net of tax	6,413	1	—	119	—	—	120
Restricted stock awards and related expense	89,781	18	—	209	—	—	227
Cash dividends ($0.06 per share)	—	—	—	—	(1,197)	—	(1,197)

Balance at March 31, 2014	20,032,431	$4,266	$(57,564)	$351,448	$(6,706)	$(3,891)	$287,553

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31
	2014	2013
Operating Activities:
Net Income	$1,602	$3,651
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	78	772
Depreciation and amortization	697	922
Amortization of premiums on securities, net	427	537
Gain on sales of other real estate owned	—	(17)
Increase in cash value of bank owned life insurance	(441)	(346)
Amortization of other intangible assets	48	48
Share-based payment expense	227	192
Recognized impairment charge on goodwill	—	—
Deferred tax expense (benefit)	4,170	(137)
Increase (decrease) in deferred loan fees, net	350	(224)
(Increase) decrease in accrued interest and other receivables	(3,270)	10,099
(Increase) decrease in other assets	(281)	875
Excess tax (benefit) expense from share-based payment arrangements	(47)	4
Decrease in accrued interest and other liabilities	(4,744)	(2,978)

Net Cash (Used In) Provided by Operating Activities	(1,184)	13,398

Investing Activities:
Net decrease (increase) in short term investments	8,268	(9,159)
Decrease in FHLB stock	738	—
Proceeds from maturities of securities available for sale	19,996	69,272
Proceeds from maturities of securities held to maturity	287	586
Proceeds from sales of securities available for sale	9,548	—
Purchases of securities available for sale	(16,230)	(100,239)
Proceeds from sales and payments of loans held for sale	—	31
Net (increase) decrease in loans	(27,044)	53,518
Proceeds from sales of OREO	—	267
Premiums paid on bank owned life insurance	(190)	(201)
Net purchases of premises and equipment	(330)	(342)

Net Cash (Used In) Provided by Investing Activities	(4,957)	13,733

Financing Activities:
Proceeds from issuance of common stock	132	7
Excess tax benefits from share-based payment arrangements	47	(4)
Net decrease in deposits	(71,726)	(55,764)
Cash dividends paid	(1,197)	(1,186)
Repayment of other borrowings	(16,388)	(10)
Net decrease in securities sold under repurchase agreements and short-term borrowings	(3,196)	(5,455)

Net Cash Provided by Financing Activities	(92,328)	(62,412)

Decrease in Cash and Cash Equivalents	(98,495)	(35,281)

Cash and Cash Equivalents, beginning of period	699,354	827,523

Cash and Cash Equivalents, End of Period	$600,859	$792,242

Supplemental disclosures:
Interest paid	$1,222	$1,333
Income tax payments	—	1,150
Change in unrealized loss on securities available for sale, net of tax	2,367	(833)
Transfers to other real estate owned	—	—
Transfers from loans held for sale back to loan portfolio	—	—

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except share and per share data)

1.	Description of Operations

Hudson Valley Holding Corp. (“Hudson Valley” or the “Company”) is a New York corporation founded in 1982. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956.

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or the “Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 4 in Bronx County, New York, 2 in Rockland County, New York, and 1 in Kings County, New York. During 2013, the Company announced and completed the consolidation and/or closure of its six Connecticut branches, one branch in Westchester, and one branch in Manhattan, New York.

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

The Company provides equipment loan and lease financing through its wholly-owned subsidiary of HVB, HVB Equipment Capital, LLC.

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

The unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by GAAP for annual financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accounting and reporting policies followed in the presentation of the unaudited condensed consolidated financial statements are consistent with those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K. Management has evaluated all significant events and transactions that occurred after March 31, 2014, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

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

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at the dates indicated:

	March 31, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$94,753	$57	$571	$94,239
Mortgage-backed securities - residential	342,961	2,355	8,230	337,086
Obligations of states and political subdivisions	88,651	1,332	98	89,885
Other debt securities	976	4	1	979

Total debt securities	527,341	3,748	8,900	522,189
Mutual funds and other equity securities	9,729	772	349	10,152

Total	$537,070	$4,520	$9,249	$532,341

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Held to Maturity
Mortgage-backed securities - residential	$2,846	$236	—	$3,082
Obligations of states and political subdivisions	3,105	49	—	3,154

Total	$5,951	$285	—	$6,236

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$94,427	$35	$770	$93,692
Mortgage-backed securities - residential	349,216	2,211	11,732	339,695
Obligations of states and political subdivisions	87,884	1,520	100	89,304
Other debt securities	9,529	4	4	9,529

Total debt securities	541,056	3,770	12,606	532,220
Mutual funds and other equity securities	9,729	636	387	9,978

Total	$550,785	$4,406	$12,993	$542,198

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Held to Maturity
Mortgage-backed securities-residential	$3,133	$249	—	$3,382
Obligations of states and political subdivisions	3,105	69	—	3,174

Total	$6,238	$318	—	$6,556

Included in other debt securities at December 31, 2013, were investments in pooled trust preferred securities with an original cost of $19,995 and a carrying value of $8,753. These investments had been severely negatively affected by the economic downturn of recent years and had accumulated other-than-temporary impairment (“OTTI”) losses of $11,242. The Company sold these investments in January 2014 without further loss. There were no OTTI losses recognized in the three month periods ended March 31, 2014 or 2013.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	$11,242	$10,002
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—
Credit related impairment dispositions	(11,242)	—
Credit related impairment not previously recognized	—	—

Balance at end of period:	$—	$10,002

At March 31, 2014 and December 31, 2013, securities having a stated value of approximately $184,418 and $216,051, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the fair value and gross unrealized loss of the Company’s investments, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less Than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$48,637	$565	$3,520	$6	$52,157	$571
Mortgage-backed securities - residential	210,939	6,891	30,027	1,339	240,966	8,230
Obligations of states and political subdivisions	10,272	96	1,010	2	11,282	98
Other debt securities	—	—	99	1	99	1

Total debt securities	269,848	7,552	34,656	1,348	304,504	8,900
Mutual funds and other equity securities	17	1	8,820	348	8,837	349

Total temporarily impaired securities	$269,865	$7,553	$43,476	$1,696	$313,341	$9,249

	Less Than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$53,299	$761	$3,469	$9	$56,768	$770
Mortgage-backed securities - residential	240,192	10,593	20,216	1,139	260,408	11,732
Obligations of states and political subdivisions	8,060	94	1,322	6	9,382	100
Other debt securities	203	2	98	2	301	4

Total debt securities	301,754	11,450	25,105	1,156	326,859	12,606
Mutual funds and other equity securities	—	—	8,785	387	8,785	387

Total temporarily impaired securities	$301,754	$11,450	$33,890	$1,543	$335,644	$12,993

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2014 or December 31, 2013.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 212 and 215, respectively, at March 31, 2014 and December 31, 2013. The Company has determined that it does not intend to sell, nor is it more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. The Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates and other market conditions. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

The contractual maturity of all debt securities held at March 31, 2014 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Contractual Maturity
Within 1 year	$29,395	$29,463	—	—
After 1 year but within 5 years	129,649	130,268	$3,105	$3,154
After 5 year but within 10 years	25,336	25,372	—	—
Mortgage-backed securities - residential	342,961	337,086	2,846	3,082

Total	$527,341	$522,189	$5,951	$6,236

4.	Loans

The loan portfolio is comprised of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Real Estate:
Commercial	$587,366	$593,476
Construction	81,331	88,311
Residential Multi-Family	249,661	226,898
Residential Other	429,379	432,999
Commercial & Industrial	284,025	258,578
Individuals & Lease Financing	26,908	30,528

Total loans	1,658,670	1,630,790
Deferred loan costs, net	1,029	1,379
Allowance for loan losses	(26,904)	(25,990)

Loans, net	$1,632,795	$1,606,179

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

Commercial and Industrial Loans — The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. In late 2013, the Company initiated an asset-based lending (“ABL”) program which offers credit facilities in the form of credit lines and/or term loans to manufacturers, wholesalers, distributors, service providers and retailers. ABL refers to loans secured by a variety of assets usually comprised of accounts receivable, inventory, machinery and equipment and, at times, real estate. The collateral is considered the primary source of repayment and the operation of the business is the secondary source. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

Lease Financing and Other Loans — The Company originates lease financing transactions which are primarily conducted with businesses, professionals and not-for-profit organizations and provide financing principally for office equipment, telephone systems, computer systems, energy saving improvements and other special use equipment. In late March 2014, the Company initiated an equipment leasing program with a focus on financing income producing equipment in the manufacturing, healthcare, technology and transportation segments. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, and management’s inability to effectively manage the business or loss of market for the borrower’s products or services. The Company also offers installment loans and reserve lines of credit to individuals. Repayment of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place an emphasis on originating these types of loans.

The following table presents the allowance for loan losses by portfolio segment for the periods indicated:

	For the three months ended March 31, 2014
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
	(In thousands)
Balance at beginning of period	$25,990	$11,231	$4,641	$6,236	$3,436	$446

Charge-offs	(259)	—	—	(217)	(32)	(10)
Recoveries	1,095	787	37	48	131	92

Net Recoveries (Charge-offs)	836	787	37	(169)	99	82
Provision for loan losses	78	(480)	(364)	470	550	(98)

Net change during the period	914	307	(327)	301	649	(16)

Balance at end of period	$26,904	$11,538	$4,314	$6,537	$4,085	$430

	For the three months ended March 31, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
	(In thousands)
Balance at beginning of period	$26,612	$10,090	$3,949	$8,119	$4,077	$377

Charge-offs	(1,725)	(368)	(390)	(548)	(419)	—
Recoveries	429	1	3	249	3	173

Net Charge-offs	(1,296)	(367)	(387)	(299)	(416)	173
Provision for loan losses	772	1,547	997	(1,400)	(237)	(135)

Net change during the period	(524)	1,180	610	(1,699)	(653)	38

Balance at end of period	$26,088	$11,270	$4,559	$6,420	$3,424	$415

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of the dates indicated:

	March 31, 2014
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$26,904	$11,538	$4,314	$6,537	$4,085	$430
Individually evaluated for impairment	—	—	—	—	—	—

Total allowance for loan losses	$26,904	$11,538	$4,314	$6,537	$4,085	$430

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,617,614	$571,828	$80,452	$663,577	$274,849	$26,908
Individually evaluated for impairment	41,056	15,538	879	15,463	9,176	—

Total loans	$1,658,670	$587,366	$81,331	$679,040	$284,025	$26,908

	December 31, 2013
	Total	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$25,990	$11,231	$4,641	$6,236	$3,436	$446
Individually evaluated for impairment	—	—	—	—	—	—

Total allowance for loan losses	$25,990	$11,231	$4,641	$6,236	$3,436	$446

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$1,589,738	$580,561	$87,432	$642,957	$248,260	$30,528
Individually evaluated for impairment	41,052	12,915	879	16,940	10,318	—

Total loans	$1,630,790	$593,476	$88,311	$659,897	$258,578	$30,528

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of the dates indicated:

	March 31, 2014		December 31, 2013
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing
	(In thousands)

Loans:
Commercial Real Estate:
Owner occupied	$3,670	—	$3,768	—
Non owner occupied	2,856	—	2,861	—
Construction:
Commercial	879	—	879	—
Residential	—	—	—	—
Residential:
Multifamily	—	—	1,282	—
1-4 family	12,038	—	12,164	—
Home equity	1,055	—	1,113	—
Commercial & Industrial	508	—	1,422	—
Other:
Lease financing & other	—	—	—	—
Overdrafts	—	—	—	—

Total	$21,006	—	$23,489	—

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $272 and $528, respectively, for the three month periods ended March 31, 2014 and 2013. There was no interest income recorded on non-accrual loans during the three month periods ended March 31, 2014 and 2013.

The following table presents the aging of loans (including past due and non-accrual loans) by class of loans as of the dates indicated:

	March 31, 2014
	Total	31-60 Days Past Due	61-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
	(In thousands)

Loans:
Commercial Real Estate:
Owner occupied	$161,856	—	—	$672	$672	$161,184
Non owner occupied	425,510	$1,340	$793	2,856	4,989	420,521
Construction:
Commercial	42,961	—	—	879	879	42,082
Residential	38,370	—	1,355	—	1,355	37,015
Residential:
Multifamily	249,661	—	—	—	—	249,661
1-4 family	314,741	3,170	—	11,726	14,896	299,845
Home equity	114,638	549	99	1,055	1,703	112,935
Commercial & Industrial	284,025	2,115	169	—	2,284	281,741
Other:
Lease financing & other	25,032	—	—	—	—	25,032
Overdrafts	1,876	—	—	—	—	1,876

Total	$1,658,670	$7,174	$2,416	$17,188	$26,778	$1,631,892

	December 31, 2013
	Total	31-60 Days Past Due	61-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
	(In thousands)

Loans:
Commercial Real Estate:
Owner occupied	$168,371	—	$158	$704	$862	$167,509
Non owner occupied	425,105	$200	—	2,861	3,061	422,044
Construction:
Commercial	47,039	—	—	879	879	46,160
Residential	41,272	1	—	—	1	41,271
Residential:
Multifamily	226,898	—	—	—	—	226,898
1-4 family	320,640	1,012	190	11,841	13,043	307,597
Home equity	112,359	408	540	1,113	2,061	110,298
Commercial & Industrial	258,578	1,606	321	1,365	3,292	255,286
Other:
Lease financing & other	29,626	185	4	—	189	29,437
Overdrafts	902	—	—	—	—	902

Total	$1,630,790	$3,412	$1,213	$18,763	$23,388	$1,607,402

Impaired loans and the recorded investment in impaired loans as of the dates indicated were as follows:

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)

With no related allowance recorded:
Commercial Real Estate:
Owner occupied	$11,505	$11,238	—	$10,320	$10,054	—
Non owner occupied	4,300	4,300	—	2,861	2,861	—
Construction:
Commercial	1,231	879	—	1,231	879	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	1,629	1,629	—	2,921	2,921	—
1-4 family	14,653	12,704	—	14,782	12,831	—
Home equity	1,130	1,130	—	1,705	1,188	—
Commercial & Industrial	9,207	9,176	—	11,421	10,318	—
Lease Financing & Other	—	—	—	—	—	—

Total loans	$43,655	$41,056	—	$45,241	$41,052	—

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan.

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In thousands)
Commercial Real Estate:
Owner occupied	$10,644	$18	$21,891	$3
Non owner occupied	3,581	77	3,187	71
Construction:
Commercial	879	—	1,727	—
Residential	—	—	2,047	11
Residential:
Multifamily	2,275	17	3,148	40
1-4 family	12,768	10	10,910	—
Home equity	1,160	1	837	—
Commercial & Industrial	9,747	98	11,988	112
Lease Financing & Other	—	—	—	—

Total	$41,054	$221	$55,735	$237

During the three months ended March 31, 2014, the terms of certain loans were modified as troubled debt restructurings (“TDRs”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The Company is not committed to extend any additional credit to borrowers whose loans are classified as TDRs. Impaired loans as of March 31, 2014 and December 31, 2013 included $31,904 and $30,864, respectively, of loans considered to be TDRs. The Company classifies all loans considered to be TDRs as impaired.

For the three month period ended March 31, 2014, twelve TDRs with carrying amounts of $20,001 were on accrual status and performing in accordance with their modified terms. All other TDRs for the three month period ended March 31, 2014 were on non-accrual status. There were no TDRs with payment defaults within twelve months following the modification during the three month periods ended March 31, 2014 or 2013. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms. At March 31, 2014 and December 31, 2013, there was one loan totaling $4,074 and $4,069, respectively, modified as a TDR that was in payment default within twelve months following the modification.

The following tables present loans by class modified as TDRs that occurred during the periods indicated:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Commercial Real Estate:
Owner occupied	1	$1,299	$1,299	—	—	—
Non owner occupied	2	1,444	1,444	—	—	—
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	—	—	—
1-4 family	—	—	—	4	$5,211	$5,025
Home equity	—	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—	—
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—

Total	3	$2,743	$2,743	4	$5,211	$5,025

The TDRs described above resulted in no charge-offs during the three months ended March 31, 2014, and $186 of charge-offs during the three months ended March 31, 2013.

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as value of underlying collateral, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes non-homogeneous loans individually and classifies them as to credit risk on a quarterly basis. The Company uses the following definitions for risk ratings:

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

The following table presents the risk category by class of loans as of the dates indicated of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed:

	March 31, 2014
	Total	Pass	Special Mention	Substandard	Doubtful
	(In thousands)

Commercial Real Estate:
Owner occupied	$161,856	$134,431	$7,418	$20,007	—
Non owner occupied	425,510	400,233	15,801	9,476	—
Construction:
Commercial	42,961	36,582	5,500	879	—
Residential	38,370	33,960	4,410	—	—
Residential:
Multifamily	249,661	246,210	2,538	913	—
1-4 family	57,881	36,536	4,234	17,111	—
Home equity	3,553	1,727	—	1,826	—
Commercial & Industrial	284,025	274,239	6,772	3,014	—
Lease Financing & Other	24,155	23,885	—	270	—

Total loans	$1,287,972	$1,187,803	$46,673	$53,496	—

	December 31, 2013
	Total	Pass	Special Mention	Substandard	Doubtful
	(In thousands)

Commercial Real Estate:
Owner occupied	$168,371	$139,108	$6,342	$22,921	—
Non owner occupied	425,105	399,009	14,024	12,072	—
Construction:
Commercial	47,039	46,160	—	879	—
Residential	41,272	37,931	3,341	—	—
Residential:
Multifamily	226,898	222,147	2,550	2,201	—
1-4 family	61,440	42,158	2,008	17,274	—
Home equity	1,146	34	—	1,112	—
Commercial & Industrial	258,578	249,238	5,207	4,133	—
Lease Financing & Other	28,661	28,391	—	270	—

Total loans	$1,258,510	$1,164,176	$33,472	$60,862	—

Loans not individually rated, primarily consisting of certain 1-4 family residential mortgages and home equity lines of credit, are evaluated for risk in groups of homogeneous loans. The primary risk characteristic evaluated on these pools is delinquency.

The following table presents the delinquency categories by class of loans as of the dates indicated for loans evaluated for risk in groups of homogeneous loans:

	March 31, 2014
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
	(In thousands)

Residential:
1-4 family	$256,860	$1,107	—	—	$1,107	$255,753
Home equity	111,085	301	—	—	301	110,784
Other:
Other loans	877	—	—	—	—	877
Overdrafts	1,876	—	—	—	—	1,876

Total loans	$370,698	$1,408	—	—	$1,408	$369,290

	December 31, 2013
	Total	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current
	(In thousands)

Residential:
1-4 family	$259,201	$705	$115	—	$820	$258,381
Home equity	111,212	408	540	—	948	110,264
Other:
Other loans	965	23	4	—	27	938
Overdrafts	902	—	—	—	—	902

Total loans	$372,280	$1,136	$659	—	$1,795	$370,485

5.	Earnings Per Share

FASB ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards and restricted stock units granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities. Restricted stock unit awards which contain forfeitable rights to dividends and are non-voting, are considered common stock equivalents and are considered only in diluted earnings per share.

The following table presents the calculation of earnings per share for the periods indicated:

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands)
Net income	$1,602	$3,651
Less: Dividends paid on and earnings allocated to participating securities	22	43

Income attributable to common stock	$1,580	$3,608

Weighted average common shares outstanding, including participating securities	19,983,449	19,810,845
Less: Weighted average participating securities	292,173	247,762

Weighted average common shares outstanding	19,691,276	19,563,083

Basic earnings per common share	$0.08	$0.18

Income attributable to common stock	$1,580	$3,608

Weighted average common shares outstanding	19,691,276	19,563,083
Weighted average common equivalent shares outstanding	27,719	—

Weighted average common and equivalent shares outstanding	19,718,995	19,563,083

Diluted earnings per common share	$0.08	$0.18

Dividends per common share	$0.06	$0.06

There were 166,605 and 361,744 options outstanding at March 31, 2014, and 2013, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

6.	Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans.

	Three Months Ended
	March 31
	2014	2013
	(In thousands)
Service cost	$109	$131
Interest cost	153	151
Amortization of prior service cost	—	(54)
Amortization of net loss	188	209

Net periodic pension cost	$450	$437

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2013 Annual Report on Form 10-K that it expected to contribute $1,067 to the unfunded defined benefit plans during 2014. For the three month period ended March 31, 2014, the Company contributed $225 to these plans.

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

The following table summarizes stock-based compensation activity for the three month period ended March 31, 2014:

Prior Option Plans (1):	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value (2) (In thousands)	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2013	295,627	$21.62
Granted	—	—
Exercised	(6,413)	18.78
Cancelled or Expired	(9,757)	22.67

Outstanding at March 31, 2014	279,457	21.65	$70	1.3

Exercisable at March 31, 2014	279,457	21.65	70	1.3

Non-vested at March 31, 2014	—	—

2010 Omnibus Incentive Plan:

Non-vested at December 31, 2013	251,274	$16.30
Granted at fair value	169,626	18.18
Restriction released	(35,242)	16.45
Cancelled	—	—

Non-vested at March 31, 2014	385,658	17.12

Available for grant at December 31, 2013	968,762
Restricted stock awards	(169,626)	$18.12
Unissued or cancelled	58,742	16.23

Available for future grant	857,878

(1)	2010 Omnibus Incentive Plan includes restricted stock awards while prior option plans do not.
(2)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the three month period ended March 31, 2014 or the year ended December 31, 2013.

There was no net compensation expense related to stock options included in net income for the three month periods ended March 31, 2014 and 2013. There was no remaining unrecognized compensation expense related to stock options at March 31, 2014 and 2013.

Compensation expense of $416 and $202 related to the Company’s restricted stock awards was included in net income for the three month periods ended March 31, 2014 and 2013, respectively. The tax effect related thereto was $172 and $83, respectively. Unrecognized compensation expense related to restricted stock awards totaled $4,630 at March 31, 2014. This expense is expected to be recognized over a remaining weighted average period of 1.5 years.

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

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at
	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$94,239	—	$94,239
Mortgage-backed securities - residential	—	337,086	—	337,086
Obligations of states and political subdivisions	—	89,885	—	89,885
Other debt securities	—	979	—	979
Mutual funds and other equity securities	$10,152	—	—	10,152

Total assets at fair value	$10,152	$522,189	—	$532,341

	Fair Value Measurements at
	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$93,692	—	$93,692
Mortgage-backed securities - residential	—	339,695	—	339,695
Obligations of states and political subdivisions	—	89,304	—	89,304
Other debt securities	—	9,529	—	9,529
Mutual funds and other equity securities	$9,978	—	—	9,978

Total assets at fair value	$9,978	$532,220	—	$542,198

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	—	—
Construction	—	—	—	—
Residential	—	—	$380	$380
Commercial & Industrial	—	—	895	895

Total assets at fair value	—	—	$1,275	$1,275

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2013 was $1,275 for which no specific allowance has been established within the allowance for loan losses. During 2013, $31 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

There were no financial instruments measured at fair value on a non-recurring basis at March 31, 2014. The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
(In thousands)
Balance at beginning of period	$2,950
Additions to Level 3	96
Net unrealized gain included in other comprehensive income (1)	196
Principal payments	(204)

Balance at end of period	$3,038

(1)	Reported under “Gains recognized in comprehensive income”

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value at
	December 31, 2013	Valuation	Unobservable	Range
Asset	(In thousands)	Technique	Inputs	(Weighted Average)

Impaired loans - residential real estate	$380	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Impaired loans - commercial and industrial	895	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

9.	Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2014 and December 31, 2013 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at the dates indicated were as follows:

March 31, 2014			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Held to maturity securities and accrued interest	6.0	6.2	—	$6.2	—
FHLB Stock	2.7	N/A	—	—	—
Loans and accrued interest	1,665.7	1,676.3	—	—	$1,676.3

Liabilities:
Deposits with no stated maturity and accrued interest	2,447.5	2,447.5	$2,447.5	—	—
Time deposits and accrued interest	114.6	114.6	—	114.6	—
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	31.2	31.2	31.2	—	—
Other borrowings and accrued interest	—	—	—	—	—

December 31, 2013			Fair Value Measurements
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Held to maturity securities and accrued interest	6.2	6.6	—	$6.6	—
FHLB Stock	3.5	N/A	—	—	—
Loans and accrued interest	1,637.3	1,655.6	—	—	$1,655.6

Liabilities:
Deposits with no stated maturity and accrued interest	2,517.8	2,517.8	$2,517.8	—	—
Time deposits and accrued interest	116.1	116.1	—	116.1	—
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	34.4	34.4	34.4	—	—
Other borrowings and accrued interest	16.5	14.6	—	14.6	—

The estimated fair value of the indicated items was determined as follows:

Financial assets for which carrying value approximates fair value are excluded from the table — The estimated fair value approximates carrying amount because of the immediate availability of these funds or based on the short maturities and current rates for similar deposits. Cash and due from banks as well as Federal funds sold are reported in this line item.

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

10.	Accumulated Other Comprehensive (Loss) Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and accrued benefit liability adjustments which are also recognized as separate components of equity. Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Defined	Other
	Available	Benefit	Comprehensive
	For Sale	Plans	Income
	(In thousands)
Balance at January 1, 2014	$(5,328)	$(1,043)	$(6,371)
Other comprehensive loss before reclassification	2,383	—	2,383
Amounts reclassified from accumulated other comprehensive income	(16)	113	97

Net other comprehensive (loss) income during period	2,367	113	2,480

Balance at March 31, 2014	$(2,961)	$(930)	$(3,891)

Balance at January 1, 2013	$624	$(1,473)	$(849)
Other comprehensive (loss) income before reclassification	(833)	—	(833)
Amounts reclassified from accumulated other comprehensive income	—	93	93

Net other comprehensive (loss) income during period	(833)	93	(740)

Balance at March 31, 2013	$(209)	$(1,380)	$(1,589)

The following table represents the reclassification out of accumulated other comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Unrealized gains (losses) on securities available for sale:
Realized gains (losses) on securities transactions	$26	—
Other-than-temporary impairment charges	—	—
Income tax expense	(10)	—

Net of tax	16	—

Amortization of pension and post-retirement benefit items:
Amortization of net actuarial loss	(188)	$(209)
Amortization of prior service cost	—	54
Income tax expense	75	62

Net of tax	(113)	(93)

Total reclassifications, net of tax	$(97)	$(93)

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

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure,” to clarify that when an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014- 04 is effective for annual reporting periods beginning after December 15, 2014. The Company is in the process of evaluating the impact of ASU 2014-04 on its consolidated financial statements and processes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2014 and December 31, 2013, and the consolidated results of operations for the three month periods ended March 31, 2014 and March 31, 2013. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or the “Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2013 Annual Report on Form 10-K.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2013 Annual Report on Form 10-K.

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

The Company recorded net income for the three month period ended March 31, 2014 of $1.6 million or $0.08 per diluted share, a decrease of $2.1 million compared to net income of $3.7 million or $0.18 per diluted share for the same period in the prior year. The decrease in earnings for the three month period ended March 31, 2014, compared to the same period in the prior year, was primarily due to lower non-interest income, which was primarily a result of a $1.9 million pre-tax charge for prepaying all $16.4 million of the Company’s outstanding Federal Home Loan Bank borrowings.

Total loans increased $27.9 million to $1,658.7 million during the three month period ended March 31, 2014 compared to $1,630.8 million at the prior year end. The overall increase was primarily the result of new production and multi-family residential and commercial real estate loan purchases in excess of payoffs and net pay downs. The purchases were conducted as a part of the ongoing reinvestment of excess liquidity from prior loan sales. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased to $21.0 million at March 31, 2014, compared to $23.5 million at December 31, 2013. Overall asset quality showed continued improvement but continues to be adversely affected by the current state of the economy and the real estate market. Overall reductions in classified and nonperforming loans have resulted from the Company’s aggressive strategies for resolving problem assets. However, levels of nonperforming and classified loans remain at elevated levels. As a result of these factors, the Company has continued to maintain the allowance for loan losses at a higher than historical level, while recognizing the measurable improvements in overall asset quality and the general economic outlook. The allowance for loan losses totaled $26.9 million or 1.62 percent of total loans at March 31, 2014, compared to $26.0 million or 1.59 percent of total loans at December 31, 2013. The provision for loan losses totaled $0.1 million for the three month period ended March 31, 2014, compared to $0.8 million for the same period in the prior year, reflecting net recoveries during the 2014 period and other improvements achieved in the resolutions of classified and nonperforming loans. The Company does not expect ongoing net recoveries in future periods.

Total deposits decreased by $71.7 million to $2,562.0 million during the three month period ended March 31, 2014, compared to $2,633.7 million at the prior year end reflecting normal seasonal activity in the first quarter. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits including deposits which are obtained on a bid basis.

The net interest margin was 3.14 percent for the three month period ended March 31, 2014, compared to 3.18 percent for the same period in the prior year. The Company has increased its efforts to redeploy excess liquidity, primarily in new loans and has reduced interest expense by repaying other borrowings. These efforts have had a positive effect on the net interest margin despite the offsetting effects of the continuation of historically low interest rates on the reinvestment of maturing loans and investments.

As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $0.4 million or 1.8 percent to $22.1 million for the three month period ended March 31, 2014, compared to $21.7 million for the same period in the prior year. Tax equivalent basis net interest income is a non-GAAP financial measure. Net interest income in accordance with GAAP increased by $0.5 million or 2.4 percent to $21.7 million for the three month period ended March 31, 2014 compared to $21.2 million for the same period in the prior year. A tabular GAAP reconciliation of net interest income is included in the “Average Balances and Interest Rates” section herein.

The Company’s non-interest income was $2.5 million for the three month period ended March 31, 2014, compared to $4.5 million for the same period in the prior year. The decrease for the three month period ended March 31, 2014, compared to the same period in the prior year, was primarily due to a previously disclosed $1.9 million pre-tax charge for prepaying all $16.4 million of the Company’s outstanding Federal Home Loan Bank borrowings.

Non-interest expense was $21.8 million for the three month period ended March 31, 2014. This represented an increase of $2.2 million or 11.2 percent compared to $19.6 million for the same period in the prior year. The increase for the three month period ended March 31, 2014, compared to the same period in the prior year, was primarily due to an increase in salaries and employee benefits expense related to the Company’s investments into new strategic initiatives designed to diversify its product offerings and customer base.

Hudson Valley’s capital ratios remain in excess of “well capitalized” levels generally applicable to banks under current regulations. At March 31, 2014, Hudson Valley Holding Corp. maintained a total risk-based capital ratio of 17.5 percent, a Tier 1 risk-based capital ratio of 16.2 percent, and a Tier 1 leverage ratio of 9.7 percent. At March 31, 2014, Hudson Valley Bank, N.A. maintained a total risk-based capital ratio of 17.2 percent, a Tier 1 risk-based capital ratio of 15.9 percent, and a Tier 1 leverage ratio of 9.5 percent.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors. There have been no changes to the Company’s critical accounting policies during the three months ended March 31, 2014.

Results of Operations for the Three Month Periods Ended March 31, 2014 and March 31, 2013

Summary of Results

The Company recorded net income of $1.6 million or $0.08 per diluted share for the three month period ended March 31, 2014, compared to net income of $3.7 million or $0.18 per diluted share for the same period in the prior year. The decrease in net income for the three month period ended March 31, 2014, compared to the same period in the prior year, was primarily due to a $1.9 million pre-tax charge for prepaying all $16.4 million of the Company’s outstanding Federal Home Loan Bank borrowings and a $0.2 million tax charge related to the New York State Corporate Tax Reform enacted on March 31, 2014. The provision for loan losses totaled $0.1 million for the three month period ended March 31, 2014, compared to $0.8 million for the same period in the prior year, reflecting net recoveries during the 2014 period and other improvements achieved in the resolutions of classified and nonperforming loans. The Company does not expect ongoing net recoveries in future periods.

Annualized returns on average stockholders’ equity and average assets were 2.2 percent and 0.2 percent for the three month period ended March 31, 2014, compared to 5.0 percent and 0.5 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 2.2 percent and 5.0 percent, respectively, for the three month periods ended March 31, 2014 and 2013. Adjusted average stockholders’ equity excludes the effects of an average net unrealized losses, net of tax, of $3.1 million and $0.1 million, respectively, for the three month periods ended March 31, 2014 and 2013, on securities available for sale. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the periods indicated, as well as total interest and corresponding yields and rates.

	Three Months Ended March 31,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest (3)	Rate	Balance	Interest (3)	Rate
(Unaudited)	(Dollars in thousands)
ASSETS
Interest earning assets:
Deposits in Banks	$585,180	$341	0.23%	$753,296	$448	0.24%
Federal funds sold	20,386	8	0.16%	25,562	11	0.17%
Securities: (1)
Taxable	456,914	2,318	2.03%	385,790	2,195	2.28%
Exempt from federal income taxes	91,162	969	4.25%	83,889	1,182	5.64%
Loans, net (2)	1,615,848	19,538	4.84%	1,422,132	19,259	5.42%

Total interest earning assets	2,769,490	23,174	3.35%	2,670,669	23,095	3.46%

Non-interest earning assets:
Cash & due from banks	59,397			52,252
Other assets	111,579			136,630

Total non-interest earning assets	170,976			188,882

Total assets	$2,940,466			$2,859,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$895,318	$745	0.33%	$861,737	$841	0.39%
Savings	124,311	43	0.14%	130,327	92	0.28%
Time	115,035	133	0.46%	129,011	163	0.51%
Checking with interest	456,403	169	0.15%	367,671	151	0.16%
Securities sold under repo & other s/t borrowings	28,900	6	0.08%	29,945	9	0.12%
Other borrowings	911	10	4.39%	16,422	179	4.36%

Total interest bearing liabilities	1,620,878	1,106	0.27%	1,535,113	1,435	0.37%

Non-interest bearing liabilities:
Demand deposits	998,911			1,004,275
Other liabilities	30,830			29,266

Total non-interest bearing liabilities	1,029,741			1,033,541

Stockholders’ equity (1)	289,847			290,897

Total liabilities and stockholders’ equity	$2,940,466			$2,859,551

Net interest earnings		$22,068			$21,660

Net yield on interest earning assets			3.19%			3.24%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the non-GAAP financial disclosures and reconciliation to GAAP table below.

Non-GAAP Reconciliation to GAAP

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands)
Total interest earning assets:
As reported	$2,764,533	$2,670,561
Unrealized (loss) gain on securities available-for-sale (a)	(4,957)	(108)

Adjusted total interest earning assets (1)	$2,769,490	$2,670,669

Net interest income:
As reported	$21,729	$21,246
Adjustment to tax equivalency basis (b)	339	414

Adjusted net interest income (1)	$22,068	$21,660

Net yield on interest earning assets:
As reported	3.14%	3.18%
Effects of (a) and (b) above	0.05%	0.06%

Adjusted net yield on interest earning assets (1)	3.19%	3.24%

Average stockholders’ equity:
As reported	$286,740	$290,950
Effects of (a) and (b) above	(3,107)	53

Adjusted average stockholders’ equity (1)	$289,847	$290,897

Interest income:
As reported	$22,835	$22,681
Adjustment to tax equivalency basis (b)	339	414

Adjusted interest income (1)	$23,174	$23,095

Gross yield on interest earning assets:
As reported	3.30%	3.40%
Effects of (a) and (b) above	0.05%	0.06%

Adjusted gross yield on interest earning assets (1)	3.35%	3.46%

Interest Differential

The following table sets forth the changes in interest income, interest expense and net interest income for the periods indicated:

	Three Months Ended March 31
	2014 Compared to 2013
	Volume	Rate	Total (1)
	(In thousands)
Interest income:
Deposits in Banks	$(100)	$(7)	$(107)
Federal funds sold	(2)	(1)	(3)
Securities:
Taxable	405	(282)	123
Exempt from federal income taxes (2)	102	(315)	(213)
Loans, net	2,623	(2,344)	279

Total interest income	3,028	(2,949)	79

Interest expense:
Deposits:
Money market	33	(129)	(96)
Savings	(4)	(45)	(49)
Time	(18)	(12)	(30)
Checking with interest	36	(18)	18
Securities sold under repo & other s/t borrowings	—	(3)	(3)
Other borrowings	(169)	—	(169)

Total interest expense	(122)	(207)	(329)

Interest differential	$3,150	$(2,742)	$408

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2014 and 2013.

Net Interest Income

For purposes of the financial information included in this section, the Company adjusts average interest earning assets to exclude the effects of unrealized gains and losses on securities available for sale and adjusts net interest income to a tax equivalent basis. Management believes that this alternate presentation more closely reflects actual performance, as it is consistent with the Company’s stated asset/liability management strategies. The effects of these non-GAAP adjustments to tax equivalent basis net interest income and adjusted average assets are included in the table presented above in the “Average Balances and Interest Rates” section herein.

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The Company, its customers and marketplace have experienced an extended period of negative, although recently improving, economic conditions and historically low interest rates. Management has commenced several initiatives to redeploy remaining excess liquidity from previous loan sales. These initiatives included asset purchases, expanded residential mortgage programs and the establishment of new commercial lending programs in asset-based lending and equipment lease financing. Management believes that the results of these efforts will enable the Company to maximize its net interest income, and effectively diversify its portfolio from both asset composition and interest rate risk management perspectives.

Net interest income, on a tax equivalent basis, increased by $0.4 million or 1.8 percent to $22.1 for the three month period ended March 31, 2014, compared to $21.7 million for the same period in the prior year. Net interest income was higher partially due to higher volumes of loans and securities. Adjusted average interest earning assets over average interest bearing liabilities increased $13.0 million or 1.1 percent to $1,148.6 million for the three month period ended March 31, 2014, compared to $1,135.6 million for the same period in the prior year. Net interest income in accordance with GAAP increased by $0.5 million or 2.4 percent to $21.7 million for the three month period ended March 31, 2014 compared to $21.2 million for the same period in the prior year.

The Company’s overall asset quality has improved as a result of actions taken by management to reduce concentrations and classified assets and the gradually improving credit environment. However, the Company has continued to experience elevated levels of delinquent and nonperforming loans. Changes in the levels of nonperforming loans have a direct impact on net interest income.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in average loans and investments, and a lower average cost of interest bearing liabilities, partially offset by volume decreases in deposits in banks and federal fund sold and a lower average yield on interest earning assets, resulted in slightly higher interest income for the three month period ended March 31, 2014, compared to the same period in the prior year. Adjusted average interest earning assets for the three month period ended March 31, 2014, increased $98.8 million or 3.7 percent to $2,769.5 million, compared to $2,670.7 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans increased $193.7 million or 13.6 percent to $1,615.8 million, for the three month period ended March 31, 2014, compared to $1,422.1 million for the same period in the prior year. The increase in average loans resulted from the significant purchases of 1-4 family residential mortgages during 2013 and other new production in excess of payoffs and paydowns. The average yield on loans was 4.84 percent for the three month period ended March 31, 2014, compared to 5.42 percent for the same period in the prior year. This reduction resulted primarily from continued historically low interest rates and their effect on the yield of new and renewing loans. Interest income on loans was higher for the three month period ended March 31, 2014, compared to the same period in the prior year, due to higher volume, partially offset by lower interest rates.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $78.4 million or 16.7 percent to $548.1 million for the three month period ended March 31, 2014, compared to $469.7 million for the same period in the prior year. The increase in average total securities resulted primarily from planned increases in the portfolio since the prior year period. The average tax equivalent basis yield on securities was 2.40 percent for the three month period ended March 31, 2014, compared to 2.88 percent for the same period in the prior year. As a result, tax equivalent basis interest income on securities decreased for the three month period ended March 31, 2014, compared to the same period in the prior year, due to lower interest rates, partially offset by higher volume.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.3 million or 21.4 percent to $1.1 million for the three month period ended March 31, 2014, compared to $1.4 million for the same period in the prior year. Average interest bearing liabilities increased $85.8 million or 5.6 percent to $1,620.9 million for the three month period ended March 31, 2014, compared to $1,535.1 million for the same period in the prior year. The increase in average interest bearing liabilities for the three month period ended March 31, 2014, compared to the same period in the prior year, was due to volume increases in interest bearing deposits, which was partially offset by volume decreases in securities sold under repurchase agreements, other short-term borrowings and repayment of other borrowings. The average interest rate paid on interest bearing liabilities was 0.27 percent for the three month period ended March 31, 2014, compared to 0.37 percent for the same period in the prior year. As a result of these factors, interest expense on average interest bearing liabilities was lower for the three month period ended March 31, 2014, compared to the same period in the prior year due to lower interest rates, partially offset by higher volume.

Average non-interest bearing demand deposits decreased $5.4 million or 0.5 percent to $998.9 million for the three month period ended March 31, 2014 compared to $1,004.3 million for the same period in the prior year. Non-interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the periods indicated was as follows:

	Three Months Ended March 31
	2014	2013
Average interest rate on:
Total average interest earning assets	3.35%	3.46%
Total average interest bearing liabilities	0.27%	0.37%
Total interest rate spread	3.08%	3.09%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The provision for loan losses was $0.1 million for the three month period ended March 31, 2014, compared to $0.8 million for the same period in the prior year, reflecting the gradually improving credit environment coupled with improvements achieved in the resolutions of classified and nonperforming loans. Net recoveries totaled $0.8 million for the three month period ended March 31, 2014, compared to net charge-offs of $1.3 million for the same period in the prior year. The Company does not expect ongoing net recoveries in future periods.

Non-Interest Income

The Company’s non-interest income was $2.5 million for the three month period ended March 31, 2014. This represented a decrease of $2.0 million or 44.4 percent compared to $4.5 million for the same period in the prior year. This decrease was primarily due to the $1.9 million prepayment penalty on FHLB borrowings. Investment management fees remained unchanged at $1.9 million for the three month periods ended March 31, 2014 and 2013.

Non-Interest Expense

Non-interest expense was $21.8 million for the three month period ended March 31, 2014. This represented an increase of $2.2 million or 11.2 percent compared to $19.6 million for the same period in the prior year. The increase for the three month period ended March 31, 2014, compared to the same period in the prior year, was primarily due to an increase in salaries and employee benefits expense related to the Company’s investments into new strategic initiatives designed to diversify its product offerings and customer base.

Salaries and employee benefits expense, the largest component of non-interest expense, increased $1.7 million or 15.0 percent to $13.0 million for the three month period ended March 31, 2014 compared to $11.3 million for the same period in the prior year, as noted above.

Occupancy expense for the three month period ended March 31, 2014 decreased slightly by $0.1 million to $2.0 million compared to $2.1 million for the same period in the prior year, primarily due to the effects of branches closed during 2013.

Professional service fees for the three month period ended March 31, 2014 increased $0.2 million to $1.7 million compared to $1.5 million for the same period in the prior year. The increase was due to the engagement of consultants to assist with new systems implementations.

Equipment expense for the three month period ended March 31, 2014 decreased $0.1 million to $1.0 million compared to the same period in the prior year.

Business development expense for the three month period ended March 31, 2014 increased $0.2 million to $0.7 million compared to $0.5 million for the same period in the prior year. The increase was due to higher participation in business development activities and increased promotion of the Bank’s products and services.

The FDIC assessment for the three month period ended March 31, 2014 decreased $0.3 million to $0.6 million compared to $0.9 million for the same period in the prior year. The decrease is reflective of changes in the Bank’s premium calculation base and assessment rate.

Significant changes in other components of non-interest expense for the three month period ended March 31, 2014 compared to March 31, 2013, were due to the following:

•	Decrease of $102,000 (392.3%) in other insurance expense, resulting from changes in the net cost of certain life insurance policies,

•	Decrease of $33,000 (15.7%) in courier expense due to decreased utilization,

•	Increase of $46,000 (32.2%) in communication expense, due to increased postage costs related to increased promotion of the Bank’s products and services, and

•	Increase of $327,000 (157.2%) in other loan expense, due to higher problem loans resolution expenses.

Income Taxes

The overall effective income tax rate was 31.5 percent for the three month period ended March 31, 2014, compared to 32.1 percent for the same period in the prior year. The 2014 effective rate included a $0.2 million tax charge related to the New York State Corporate Tax Reform enacted on March 31, 2014. The 2014 effective tax rate was lower primarily due to tax-exempt income representing a higher percentage of income before taxes, compared to the same period in the prior year period. The Company is subject to a Federal statutory tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, and a New York City tax rate of 9.0 percent. The Company is in process of evaluating the future effect on its effective tax rate that will result from the aforementioned New York State Tax Reform legislation.

In May 2013, the Internal Revenue Service (IRS) commenced a routine examination of the Company’s 2009, 2010 and 2011 income tax returns. In January 2014, the Company received preliminary results of the examinations and there were no significant adjustments noted. The examinations are in the review stage and the Company can provide no assurance as to how these audits will be resolved. In March 2014, the Company was informed that an examination of its New York State income tax returns for the years 2009 through 2012 will commence in the near future.

Financial Condition

Assets

The Company had total assets of $2,906.2 million at March 31, 2014, a decrease of $93.0 million or 3.1 percent from $2,999.2 million at December 31, 2013.

Cash and Due from Banks

Cash and due from banks was $600.9 million at March 31, 2014, a decrease of $98.5 million or 14.1 percent from $699.4 million at December 31, 2013. Included in cash and due from banks is interest earning deposits of $552.7 million at March 31, 2014 and $661.6 million at December 31, 2013. The decrease was primarily the result of a net increase in interest earning assets, a seasonal decrease in deposits and the payoff of FHLB Term borrowings.

Federal Funds Sold

Federal funds sold totaled $18.9 million at March 31, 2014, a decrease of $8.2 million or 30.3 percent from $27.1 million at December 31, 2013.

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

The available for sale portfolio totaled $532.3 million at March 31, 2014 which was a decrease of $9.9 million or 1.8 percent from $542.2 million at December 31, 2013. The decrease resulted from an $8.6 million decrease in other debt securities and a $2.6 million decrease in mortgage-backed securities, partially offset by a $0.5 million increase in U.S. Treasury and agency securities, a $0.6 million increase of obligations of state political subdivisions and a $0.2 million increase in equities.

The held to maturity portfolio totaled $6.0 million at March 31, 2014, which was a decrease of $0.2 million or 3.2 percent from $6.2 million at December 31, 2013. The decrease was due to principal payments on mortgage-backed securities.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $2.7 million at March 31, 2014, a decrease of $0.8 million or 22.9 percent from $3.5 million at December 31, 2013.

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

Loan Portfolio

Net loans totaled $1,632.8 million at March 31, 2014, an increase of $26.1 million or 1.6 percent from $1,606.2 million at December 31, 2013. The overall increase in loans was primarily driven by loan originations and other increases totaling $97.6 million, including $12.9 million of multi-family residential and commercial mortgages purchased during the first quarter of 2014, which was partially offset by $71.5 million of pay-downs, payoffs, and other changes.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Real Estate:
Commercial	$587,366	$593,476
Construction	81,331	88,311
Residential Multi-Family	249,661	226,898
Residential Other	429,379	432,999
Commercial & Industrial	284,025	258,578
Individuals & Lease Financing	26,908	30,528

Total loans	1,658,670	1,630,790
Deferred loan costs (fees), net	1,029	1,379
Allowance for loan losses	(26,904)	(25,990)

Loans, net	$1,632,795	$1,606,179

The following table illustrates the trend in nonperforming assets from March 2013 to March 2014:

	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
	2014	2013	2013	2013	2013
	(Dollars in thousands)
Total Loans Past Due 90 Days or More and Still Accruing	—	—	—	—	—
Non-Accrual Loans:
Real Estate:
Commercial	$6,526	$6,629	$15,884	$16,272	$18,209
Construction	879	879	2,540	2,635	2,826
Residential	13,093	14,559	13,617	9,114	9,114

Total Real Estate	20,498	22,067	32,041	28,021	30,149
Commercial & Industrial	508	1,422	1,923	2,246	1,991
Lease Financing & Other	—	—	—	—	—

Total Non-Accrual Loans	21,006	23,489	33,964	30,267	32,140

Other Real Estate Owned	—	—	—	—	—

Total Nonperforming Assets including loans held for sale	$21,006	$23,489	$33,964	$30,267	$32,140

Net (recoveries) charge-offs during quarter	$(836)	$520	$830	$452	$1,296

Nonperforming assets to total assets	0.72%	0.78%	1.12%	1.01%	1.14%

Non-accrual loans totaled $21.0 million at March 31, 2014, and $23.5 million at December 31, 2013. There was no interest income on non-accrual loans included in net income for the three month period ended March 31, 2014 and the year ended December 31, 2013. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.3 million and $0.8 million for the three month period ended March 31, 2014 and the year ended December 31, 2013, respectively.

Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses, incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

During the three month period ended March 31, 2014:

•	Non-accrual commercial real estate loans decreased $0.1 million resulting from principal payments.

•	Non-accrual construction loans remained unchanged at $0.9 million.

•	Non-accrual residential loans decreased $1.5 million resulting from principal payments of $1.5 million and charge-offs of $0.2 million which were partially offset by the addition of two loans totaling $0.2 million.

•	Non-accrual commercial and industrial loans decreased $0.9 million resulting from principal payments.

There were no loans past due 90 days or more and still accruing at March 31, 2014 and December 31, 2013. In addition, the Company had $9.6 million and $4.6 million of loans that were 31-89 days delinquent and still accruing at March 31, 2014 and December 31, 2013, respectively.

There were twenty loans at both March 31, 2014 and December 31, 2013, totaling $31.9 million and $30.9 million, respectively, that were considered troubled debt restructurings. There were twelve loans totaling $20.0 million at March 31, 2014 and ten loans totaling $17.6 million at December 31, 2013 that were performing in accordance with their restructured terms. The remaining loans which totaled $11.9 million and $13.3 million at March 31, 2014 and December 31, 2013, respectively, were on non-accrual status. At March 31, 2014, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

		Change			Change
	Mar 31	During	Dec 31	Mar 31	During	Dec 31
	2014	2014	2013	2013	2013	2012
	(Dollars in thousands)
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—	—
Lease Financing & other	—	—	—	—	—	—

Total Specific Component	—	—	—	—	—	—

Formula:
Real Estate:
Commercial	$11,538	$307	$11,231	$11,270	$1,180	10,090
Construction	4,314	(327)	4,641	4,559	610	3,949
Residential	6,537	160	6,236	6,420	(1,699)	8,119
Commercial & Industrial	4,085	790	3,436	3,424	(653)	4,077
Lease Financing & other	430	(16)	446	415	38	377

Total Formula Component	26,904	914	25,990	26,088	(524)	26,612

Total Allowance	$26,904		$25,990	$26,088		$26,612

Net Change		914			(524)
Net (Recoveries) Charge-offs (1)		(836)			1,296

Provision for loan losses		$78			$772

Coverage Ratio (2)	128%		111%	81%		76%

Coverage Ratio excluding partial charge-offs	128%		110%	86%		82%

(1)	Includes partial charge-offs of $580 related to nonperforming and impaired loans for the three month period ended March 31, 2013.
(2)	Coverage Ratio is the allowance for loan losses divided by total nonperforming loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the three months ended March 31, 2014, the Company recorded $0.3 million of charge-offs related to impaired loans. At March 31, 2014 and December 31, 2013, the Company had no specific reserves allocated, as partial charge-offs were recorded for all identified impairments. The Company’s analyses as of March 31, 2014 and December 31, 2013 indicated that impaired loans were principally real estate collateral dependent and that there was sufficient underlying value to indicate expected recovery of the carrying amount of the loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2014. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,562.0 million at March 31, 2014, a decrease of $71.7 million or 2.7 percent from $2,633.7 million at December 31, 2013. The decrease resulted primarily from seasonal decreases in certain deposit balances. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits including deposits which are obtained on a bid basis. The following table presents a summary of deposits at the dates indicated:

	March 31	December 31	Increase
	2014	2013	(Decrease)
	(In thousands)
Demand deposits	$970,733	$1,069,631	$(98,898)
Money market accounts	922,559	870,291	52,268
Savings accounts	126,078	120,000	6,078
Time deposits of $100,000 or more	84,023	85,205	(1,182)
Time deposits of less than $100,000	30,540	30,863	(323)
Checking with interest	428,085	457,754	(29,669)

Total Deposits	$2,562,018	$2,633,744	$(71,726)

Borrowings

Total borrowings were $31.2 million at March 31, 2014, a decrease of $19.6 million or 38.6 percent from $50.8 million at December 31, 2013. The decrease resulted primarily from the Company prepaying all $16.4 million of its outstanding Federal Home Loan Bank borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $287.6 million at March 31, 2014, an increase of $3.3 million or 1.2 percent from $284.3 million at December 31, 2013. The increase in stockholders’ equity resulted from an increase in accumulated other comprehensive income of $2.5 million, net income of $1.6 million, net proceeds from stock options of $0.2 million and restricted stock issued of $0.2 million, which was partially offset by cash dividends paid on common stock of $1.2 million.

The Company’s and the Bank’s capital ratios at the dates indicated were as follows:

			Minimum to be
	March 31	December 31	Considered
	2014	2013	Well Capitalized
Leverage ratio:
Company	9.7%	9.5%	N/A
HVB	9.5%	9.3%	5.0%
Tier 1 capital:
Company	16.2%	16.2%	N/A
HVB	15.9%	15.8%	6.0%
Total capital:
Company	17.5%	17.5%	N/A
HVB	17.2%	17.1%	10.0%

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

The Company’s liquid assets at March 31, 2014 include cash and due from banks of $48.1 million, $552.7 million of interest earning deposits and Federal funds sold of $18.9 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $142.9 million at March 31, 2014. This represented 26.6 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $197.9 million, or 11.9 percent of loans at March 31, 2014, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of March 31, 2014, HVB had short-term borrowing lines with the FHLB of $200 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $75 million with three major financial institutions which were all unused and available at March 31, 2014. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at March 31, 2014. Utilization of these lines is subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at March 31, 2014.

As of March 31, 2014, the Company had qualifying loan and investment securities totaling approximately $584 million which could be utilized under available borrowing programs thereby increasing liquidity.

Management considers the Company’s sources of liquidity to be adequate to meet any expected funding needs and to be responsive to changing interest rate markets.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Company’s obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Company is also obligated under leases or license agreements for certain of its branches and equipment. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end as reported in the Company’s Annual Report on Form 10-K.

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2014. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Hudson Valley’s Annual Report on Form 10-K for the year ended December 31, 2013 include, but are not limited to, statements regarding:

•	the Office of the Comptroller of the Currency and other bank regulators may require us to modify or change our mix of assets, including our concentration in certain types of loans, or require us to take further remedial actions;

•	our inability to deploy our excess cash, reduce our expenses and improve our operating leverage and efficiency;

•	our ability to pay quarterly cash dividends to shareholders in light of our earnings, the current and future economic environment, Federal Reserve Board guidance, our Bank’s capital plan and other regulatory requirements applicable to Hudson Valley or Hudson Valley Bank;

•	the possibility that we may need to raise additional capital in the future and our ability to raise such capital on terms that are favorable to us;

•	increases in our nonperforming loans and allowance for loan losses;

•	ineffectiveness in managing our commercial real estate portfolio;

•	lower than expected future performance of our investment portfolio;

•	inability to effectively integrate and manage the new businesses and lending teams;

•	a lack of opportunities for growth, plans for expansion (including opening new branches) and increased or unexpected competition in attracting and retaining customers;

•	continued challenging economic conditions generally and in our market area in particular, which may adversely affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	lower than expected demand for our products and services;

•	possible additional impairment of our goodwill and other intangible assets;

•	our inability to manage interest rate risk;

•	increased expense and burdens resulting from the regulatory environment in which we operate and our ability to comply with existing and future regulatory requirements;

•	our inability to maintain regulatory capital above the minimum levels Hudson Valley Bank has set as its minimum capital levels or such higher capital levels as may be required;

•	proposed legislative and regulatory action may adversely affect us and the financial services industry;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) may subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;

•	potential liabilities under federal and state environmental laws; and

•	legislative and regulatory changes to laws governing New York State’s taxation of HVB’s REIT subsidiary.

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

Quantitative and qualitative disclosures about market risk at December 31, 2013 were previously reported in the Company’s 2013 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2014 compared to December 31, 2013.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2014. The Company had no derivative financial instruments in place at March 31, 2014 and December 31, 2013.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2014 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at March 31, 2014, shows a positive cumulative static gap of $467.6 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2014.

	Percent Change in
	Estimated Net Interest Income
Gradual Change in Interest Rates	from March 31, 2014	Policy Limit
+200 basis points	3.8%	(5.0)%
-100 basis points	(2.6)%	(5.0)%

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

Hudson Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), with the assistance of other members of the Company’s management, have evaluated the effectiveness of Hudson Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s CEO and CFO have concluded that Hudson Valley’s disclosure controls and procedures are effective as of the end of the period covered by this report.

The Company’s CEO and CFO have also concluded that there have not been any changes in Hudson Valley’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Hudson Valley’s internal control over financial reporting.

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

Our business is subject to various risks. These risks are included in our 2013 Annual Report on Form 10-K under “Risk Factors”.

There have been no material changes in such risk factors since the date of such report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by the Company of its common stock during the three month period ended March 31, 2014:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2014 – January 31, 2014	-	-	-	-
February 1, 2014 – February 28, 2014	1,056	$18.79	-	-
March 1, 2014 – March 31, 2014	13,258	$19.23	-	-
Total	14,314	$19.19	-	-

(1)	Represents shares of common stock withheld from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards.
(2)	The Company does not have a stock repurchase plan or program in place.

Item 6.	Exhibits

(A) Exhibits

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (1)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

(1)	Incorporated herein by reference in this document to the Form 10-Q filed on October 20, 2009.
(2)	Incorporated herein by reference in this document to the Form 8-K filed on April 28, 2010.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ MICHAEL J. INDIVERI
Michael J. Indiveri
Executive Vice President,
Chief Financial Officer

May 8, 2014