Form 10-Q
period 2014-06-30
HUDSON VALLEY HOLDING CORP
filed 2014-08-06
CIK 722256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common stock, par value $0.20 per share	19,987,909

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30
	2014	2013
Interest Income:
Loans, including fees	$19,505	$18,826
Securities:
Taxable	2,755	2,390
Exempt from Federal income taxes	622	780
Federal funds sold	8	11
Deposits in banks	391	540

Total interest income	23,281	22,547

Interest Expense:
Deposits	1,172	1,292
Securities sold under repurchase agreements and other short-term borrowings	9	7
Other borrowings	—	180

Total interest expense	1,181	1,479

Net Interest Income	22,100	21,068
Provision for loan losses	460	289

Net interest income after provision for loan losses	21,640	20,779

Non-Interest Income:
Service charges	1,415	1,394
Investment advisory fees	1,871	1,959
Realized gains on securities available for sale, net	12	—
Other income	633	528

Total non-interest income	3,931	3,881

Non-Interest Expense:
Salaries and employee benefits	12,693	11,120
Occupancy	2,365	2,101
Professional services	1,928	1,731
Equipment	980	1,001
Business development	927	591
FDIC assessment	522	949
Other operating expenses	2,675	2,325

Total non-interest expense	22,090	19,818

Income before income taxes	3,481	4,842
Income taxes	1,041	1,355

Net Income	$2,440	$3,487

Basic earnings per common share	$0.12	$0.18
Diluted earnings per common share	$0.12	$0.18

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30
	2014	2013
Interest Income:
Loans, including fees	$39,043	$38,085
Securities:
Taxable	5,073	4,585
Exempt from Federal income taxes	1,252	1,548
Federal funds sold	16	22
Deposits in banks	732	988

Total interest income	46,116	45,228

Interest Expense:
Deposits	2,262	2,539
Securities sold under repurchase agreements and other short-term borrowings	15	16
Other borrowings	10	359

Total interest expense	2,287	2,914

Net Interest Income	43,829	42,314
Provision for loan losses	538	1,061

Net interest income after provision for loan losses	43,291	41,253

Non-Interest Income:
Service charges	3,198	3,133
Investment advisory fees	3,798	3,892
Realized gains on securities available for sale, net	38	—
Gains on sales and revaluation of other real estate owned, net	—	17
Prepayment penalty—FHLB Borrowings	(1,860)	—
Other income	1,236	1,356

Total non-interest income	6,410	8,398

Non-Interest Expense:
Salaries and employee benefits	25,732	22,402
Occupancy	4,384	4,210
Professional services	3,621	3,236
Equipment	1,978	2,057
Business development	1,598	1,043
FDIC assessment	1,128	1,893
Other operating expenses	5,439	4,588

Total non-interest expense	43,880	39,429

Income Before Income Taxes	5,821	10,222
Income Taxes	1,779	3,084

Net Income	$4,042	$7,138

Basic Earnings Per Common Share	$0.20	$0.36
Diluted Earnings Per Common Share	$0.20	$0.36

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Net income	$2,440	$3,487	$4,042	$7,138

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains	—	354	—	550
Losses recognized in earnings	—	—	—	—

Gains recognized in comprehensive income	—	354	—	550
Income tax effect	—	(146)	—	(226)

Unrealized holding gains on other-than-temporarily impaired securities available for sale, net of tax	—	208	—	324

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the period	4,480	(10,733)	8,364	(12,276)
Income tax effect	(1,737)	4,135	(3,238)	4,729

	2,743	(6,598)	5,126	(7,547)

Gains recognized in earnings	(12)	—	(38)	—
Income tax effect	5	—	15	—

	(7)	—	(23)	—

Unrealized holding gains (losses) on securities available for sale not other-than-temporarily-impaired, net of tax	2,736	(6,598)	5,103	(7,547)

Unrealized holding gains (losses) on securities, net	2,736	(6,390)	5,103	(7,223)

Accrued benefit liability adjustment:
Net gain during the period	—	—	—	—
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net period pension cost	188	155	376	310
Income tax effect	(75)	(62)	(150)	(124)

Net of tax	113	93	226	186

Other comprehensive income (loss)	2,849	(6,297)	5,329	(7,037)

Comprehensive Income (Loss)	$5,289	$(2,810)	$9,371	$101

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30	December 31
	2014	2013
ASSETS
Cash and non-interest earning due from banks	$52,856	$37,711
Interest earning deposits in banks	454,577	661,643

Total cash and cash equivalents	507,433	699,354
Federal funds sold	15,539	27,134
Securities available for sale, at estimated fair value (amortized cost of $839,454 in 2014 and $550,785 in 2013)	839,193	542,198
Securities held to maturity, at amortized cost (estimated fair value of $5,758 in 2014 and $6,556 in 2013)	5,466	6,238
Federal Home Loan Bank of New York (FHLB) stock	3,212	3,478
Loans (net of allowance for loan losses of $27,275 in 2014 and $25,990 in 2013)	1,742,569	1,606,179
Accrued interest and other receivables	17,394	14,663
Premises and equipment, net	15,039	15,103
Deferred income tax, net	24,513	31,433
Bank owned life insurance	42,387	41,224
Goodwill	5,142	5,142
Other intangible assets	618	713
Other assets	6,879	6,340

Total Assets	$3,225,384	$2,999,199

LIABILITIES
Deposits:
Non-interest bearing	$1,082,169	$1,069,631
Interest bearing	1,777,707	1,564,113

Total deposits	2,859,876	2,633,744
Securities sold under repurchase agreements and other short-term borrowings	46,072	34,379
Other borrowings	—	16,388
Accrued interest and other liabilities	27,390	30,379

Total Liabilities	2,933,338	2,714,890

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares outstanding in 2014 and 2013, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding 19,984,352 and 19,935,559 shares in 2014 and 2013, respectively	4,257	4,247
Additional paid-in capital	351,860	351,108
Retained earnings (deficit)	(5,465)	(7,111)
Accumulated other comprehensive loss	(1,042)	(6,371)
Treasury stock, at cost; 1,299,414 shares in 2014 and 2013	(57,564)	(57,564)

Total Stockholders’ Equity	292,046	284,309

Total Liabilities and Stockholders’ Equity	$3,225,384	$2,999,199

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2014 and 2013

(In thousands, except share and per share data)

	Number of Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	19,761,426	$4,212	$(57,564)	$348,643	$(3,471)	$(849)	$290,971
Net income	—	—	—	—	7,138	—	7,138
Other comprehensive loss	—	—	—	—	—	(7,037)	(7,037)
Common stock issued for dividend reinvestment	1,082	—	—	18	—	—	18
Vesting and exercise of stock options, net of tax	12,817	3	—	219	—	—	222
Restricted stock awards and related expense	122,820	25	—	508	—	—	533
Cash dividends ($0.12 per share)	—	—	—	—	(2,379)	—	(2,379)

Balance at June 30, 2013	19,898,145	$4,240	$(57,564)	$349,388	$1,288	$(7,886)	$289,466

Balance at January 1, 2014	19,935,559	$4,247	$(57,564)	$351,108	$(7,111)	$(6,371)	$284,309
Net income	—	—	—	—	4,042	—	4,042
Other comprehensive income	—	—	—	—	—	5,329	5,329
Common stock issued for dividend reinvestment	1,380	—	—	24	—	—	24
Vesting and exercise of stock options, net of tax	6,413	2	—	120	—	—	122
Restricted stock awards and related expense	41,000	8	—	608	—	—	616
Cash dividends ($0.12 per share)	—	—	—	—	(2,396)	—	(2,396)

Balance at June 30, 2014	19,984,352	$4,257	$(57,564)	$351,860	$(5,465)	$(1,042)	$292,046

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30
	2014	2013
Operating Activities:
Net Income	$4,042	$7,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	538	1,061
Depreciation and amortization	1,378	1,814
Realized gain on security transactions net	(38)	—
Amortization of premiums on securities, net	962	879
Realized gain on sale of loans and revaluation of OREO, net	—	(17)
Increase in cash value of bank owned life insurance	(954)	(951)
Amortization of other intangible assets	95	95
Share-based payment expense	616	533
Deferred tax expense	3,547	40
Increase (decrease) in deferred loan fees, net	632	(2,153)
(Increase) decrease in accrued interest and other receivables	(2,731)	8,246
(Increase) decrease in other assets	(539)	4,080
Excess tax benefit from share-based payment arrangements	(58)	(9)
Decrease in accrued interest and other liabilities	(2,611)	(4,186)

Net Cash Provided by Operating Activities	4,879	16,570

Investing Activities:
Net decrease (increase) in short term investments	11,595	(5,109)
Decrease in FHLB stock	266	1,347
Proceeds from maturities of securities available for sale	48,772	119,469
Proceeds from maturities of securities held to maturity	775	2,893
Proceeds from sales of securities available for sale	9,805	—
Purchases of securities available for sale	(348,174)	(210,376)
Net increase in loans	(137,561)	(10,022)
Proceeds from sales of OREO	—	267
Premiums paid on bank owned life insurance	(209)	(209)
Net (purchases) sales of premises and equipment	(1,314)	1,011

Net Cash Used in Investing Activities	(416,045)	(100,729)

Financing Activities:
Proceeds from issuance of common stock	146	240
Excess tax benefits from share-based payment arrangements	58	9
Net increase in deposits	226,132	105,154
Cash dividends paid	(2,396)	(2,379)
Repayment of other borrowings	(16,388)	(20)
Net increase (decrease) in securities sold under repurchase agreements and short-term borrowings	11,693	(10,722)

Net Cash Provided by Financing Activities	219,245	92,282

(Decrease) Increase in Cash and Cash Equivalents	(191,921)	8,123

Cash and Cash Equivalents, Beginning of Period	699,354	827,523

Cash and Cash Equivalents, End of Period	$507,433	$835,646

Supplemental Disclosures:
Interest paid	$2,391	$2,834
Income tax payments	—	5,095
Change in unrealized loss on securities available for sale, net of tax	5,103	(7,223)
Transfers from loans held for sale back to loan portfolio	—	2,317

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

The Company provides investment management services through a wholly-owned subsidiary of HVB, A.R. Schmeidler & Co., Inc. (“ARS”), a money management firm, thereby generating fee income, which has offices at 500 Fifth Avenue in Manhattan, New York.

The Company provides asset based lending products through a wholly-owned subsidiary of HVB, HVB Capital Credit LLC, which has offices at 489 Fifth Avenue in Manhattan, New York.

The Company provides equipment loan and lease financing through a wholly-owned subsidiary of HVB, HVB Equipment Capital, LLC, which also has offices at 489 Fifth Avenue in Manhattan, New York.

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

The accounting and reporting policies followed in the presentation of the unaudited condensed consolidated financial statements are consistent with those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K. Management has evaluated all significant events and transactions that occurred after June 30, 2014, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

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

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at the dates indicated:

	June 30, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$122,680	$138	$261	$122,557
Mortgage-backed securities - residential	609,929	3,205	5,232	607,902
Obligations of states and political subdivisions	96,143	1,293	73	97,363
Other debt securities	973	5	—	978

Total debt securities	829,725	4,641	5,566	828,800
Mutual funds and other equity securities	9,729	898	234	10,393

Total	$839,454	$5,539	$5,800	$839,193

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Held to Maturity
Mortgage-backed securities - residential	$2,643	$252	—	$2,895
Obligations of states and political subdivisions	2,823	40	—	2,863

Total	$5,466	$292	—	$5,758

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$94,427	$35	$770	$93,692
Mortgage-backed securities - residential	349,216	2,211	11,732	339,695
Obligations of states and political subdivisions	87,884	1,520	100	89,304
Other debt securities	9,529	4	4	9,529

Total debt securities	541,056	3,770	12,606	532,220
Mutual funds and other equity securities	9,729	636	387	9,978

Total	$550,785	$4,406	$12,993	$542,198

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Held to Maturity
Mortgage-backed securities - residential	$3,133	$249	—	$3,382
Obligations of states and political subdivisions	3,105	69	—	3,174

Total	$6,238	$318	—	$6,556

Included in other debt securities at December 31, 2013, were investments in pooled trust preferred securities with an original cost of $19,995 and a carrying value of $8,753. These investments had been severely negatively affected by the economic downturn of recent years and had accumulated other-than-temporary impairment (“OTTI”) losses of $11,242. The Company sold these investments in January 2014 using the specific identification method without further loss. There were no OTTI losses recognized in the six month periods ended June 30, 2014 or 2013.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the periods indicated:

	Six Months Ended June 30,
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

At June 30, 2014 and December 31, 2013, securities having a stated value of approximately $350,296 and $216,051, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the fair value and gross unrealized loss of the Company’s investments, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
June 30, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$19,674	$15	$21,478	$246	$41,152	$261
Mortgage-backed securities - residential	177,856	516	165,215	4,716	343,071	5,232
Obligations of states and political subdivisions	9,235	50	2,209	23	11,444	73

Total debt securities	206,765	581	188,902	4,985	395,667	5,566
Mutual funds and other equity securities	15	1	8,936	233	8,951	234

Total temporarily impaired securities	$206,780	$582	$197,838	$5,218	$404,618	$5,800

	Less Than 12 Months		Greater Than 12 Months		Total
December 31, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$53,299	$761	$3,469	$9	$56,768	$770
Mortgage-backed securities - residential	240,192	10,593	20,216	1,139	260,408	11,732
Obligations of states and political subdivisions	8,060	94	1,322	6	9,382	100
Other debt securities	203	2	98	2	301	4

Total debt securities	301,754	11,450	25,105	1,156	326,859	12,606
Mutual funds and other equity securities	—	—	8,785	387	8,785	387

Total temporarily impaired securities	$301,754	$11,450	$33,890	$1,543	$335,644	$12,993

There were no securities classified as held to maturity in an unrealized loss position at June 30, 2014 or December 31, 2013.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 195 and 215, respectively, at June 30, 2014 and December 31, 2013. The Company has determined that it does not intend to sell, nor is it more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. The Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates and other market conditions. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

The contractual maturity of all debt securities held at June 30, 2014 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Contractual Maturity
Within 1 year	$38,165	38,270	$1,505	$1,537
After 1 year but within 5 years	157,608	158,342	1,318	1,326
After 5 year but within 10 years	24,023	24,286	—	—
After 10 years	—	—	—	—
Mortgage-backed securities - residential	609,929	607,902	2,643	2,895

Total	$829,725	$828,800	$5,466	$5,758

4.	Loans

The loan portfolio is comprised of the following:

	June 30 2014	December 31 2013
	(In thousands)
Real Estate:
Commercial	$622,615	$593,476
Construction	87,146	88,311
Residential Multi-Family	295,008	226,898
Residential Other	417,297	432,999
Commercial & Industrial	308,555	258,578
Individuals & Lease Financing	38,476	30,528

Total loans	1,769,097	1,630,790
Deferred loan costs, net	747	1,379
Allowance for loan losses	(27,275)	(25,990)

Loans, net	$1,742,569	$1,606,179

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

Lease Financing and Other Loans — The Company originates lease financing transactions which are primarily conducted with businesses, professionals and not-for-profit organizations. In late March 2014, the Company initiated an equipment leasing program with a focus on financing income producing equipment in the manufacturing, healthcare, technology and transportation segments. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, and management’s inability to effectively manage the business or loss of market for the borrower’s products or services. The Company also offers installment loans and reserve lines of credit to individuals. Repayment of such loans are often dependent on the personal income of the borrower which may be negatively impacted by adverse changes in economic conditions. The Company does not place an emphasis on originating these types of loans.

The following table presents the allowance for loan losses by portfolio segment for the periods indicated:

	For the three months ended June 30, 2014
	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other	Total
	(In thousands)
Balance at beginning of period	$11,538	$4,314	$6,537	$4,085	$430	$26,904

Charge-offs	—	—	(469)	(67)	—	(536)
Recoveries	1	—	100	305	41	447

Net Recoveries (Charge-offs)	1	—	(369)	238	41	(89)
Provision for loan losses	292	146	263	(146)	(95)	460

Net change during the period	293	146	(106)	92	(54)	371

Balance at end of period	$11,831	$4,460	$6,431	$4,177	$376	$27,275

	For the six months ended June 30, 2014
	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other	Total
	(In thousands)
Balance at beginning of period	$11,231	$4,641	$6,236	$3,436	$446	$25,990

Charge-offs	—	—	(686)	(99)	(10)	(795)
Recoveries	788	37	148	436	133	1,542

Net Recoveries (Charge-offs)	788	37	(538)	337	123	747
Provision for loan losses	(188)	(218)	733	404	(193)	538

Net change during the period	600	(181)	195	741	(70)	1,285

Balance at end of period	$11,831	$4,460	$6,431	$4,177	$376	$27,275

	For the three months ended June 30, 2013
	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other	Total
	(In thousands)
Balance at beginning of period	$11,270	$4,559	$6,420	$3,424	$415	$26,088

Charge-offs	—	(192)	(1,022)	(256)	(247)	(1,717)
Recoveries	56	—	1,104	76	30	1,266

Net Recoveries (Charge-offs)	56	(192)	82	(180)	(217)	(451)
Provision for loan losses	18	(255)	(56)	394	188	289

Net change during the period	74	(447)	26	214	(29)	(162)

Balance at end of period	$11,344	$4,112	$6,446	$3,638	$386	$25,926

	For the six months ended June 30, 2013
	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other	Total
	(In thousands)
Balance at beginning of period	$10,090	$3,949	$8,119	$4,077	$377	$26,612

Charge-offs	(368)	(582)	(1,570)	(675)	(247)	(3,442)
Recoveries	57	3	1,353	249	33	1,695

Net Charge-offs	(311)	(579)	(217)	(426)	(214)	(1,747)
Provision for loan losses	1,565	742	(1,456)	(13)	223	1,061

Net change during the period	1,254	163	(1,673)	(439)	9	(686)

Balance at end of period	$11,344	$4,112	$6,446	$3,638	$386	$25,926

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of the dates indicated:

	June 30, 2014
	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other	Total
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$11,831	$4,460	$6,431	$4,177	$376	$27,275
Individually evaluated for impairment	—	—	—	—	—	—

Total allowance for loan losses	$11,831	$4,460	$6,431	$4,177	$376	$27,275

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$606,713	$86,267	$697,197	$299,543	$38,476	$1,728,196
Individually evaluated for impairment	15,902	879	15,108	9,012	—	40,901

Total loans	$622,615	$87,146	$712,305	$308,555	$38,476	$1,769,097

	December 31, 2013
	Commercial Real Estate	Construction	Residential Real Estate	Commercial & Industrial	Lease Financing & Other	Total
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$11,231	$4,641	$6,236	$3,436	$446	$25,990
Individually evaluated for impairment	—	—	—	—	—	—

Total allowance for loan losses	$11,231	$4,641	$6,236	$3,436	$446	$25,990

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$580,561	$87,432	$642,957	$248,260	$30,528	$1,589,738
Individually evaluated for impairment	12,915	879	16,940	10,318	—	41,052

Total loans	$593,476	$88,311	$659,897	$258,578	$30,528	$1,630,790

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of the dates indicated:

	June 30, 2014		December 31, 2013
	Non-Accrual	Past Due 90 Days and Still Accruing	Non-Accrual	Past Due 90 Days and Still Accruing
	(In thousands)

Loans:
Commercial Real Estate:
Owner occupied	$3,561	—	$3,768	—
Non owner occupied	3,355	—	2,861	—
Construction:
Commercial	879	—	879	—
Residential	—	—	—	—
Residential:
Multifamily	—	—	1,282	—
1-4 family	11,696	—	12,164	—
Home equity	1,055	—	1,113	—
Commercial & Industrial	—	—	1,422	—
Other:
Lease financing & other	—	—	—	—
Overdrafts	—	—	—	—

Total	$20,546	—	$23,489	—

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $270 and $542 for the three and six month periods ended June 30, 2014, respectively, and $323 and $641 for the same periods in the prior year. There was no interest income recorded on non-accrual loans during the six month periods ended June 30, 2014 and 2013.

The following table presents the aging of loans (including past due and non-accrual loans) by class of loans as of the dates indicated:

	June 30, 2014
	31-60 Days Past Due	61-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total
	(In thousands)

Loans:
Commercial Real Estate:
Owner occupied	$425	$968	$629	$2,022	$156,240	$158,262
Non owner occupied	—	—	3,355	3,355	460,998	464,353
Construction:
Commercial	—	—	879	879	52,086	52,965
Residential	—	—	—	—	34,181	34,181
Residential:
Multifamily	—	—	—	—	295,008	295,008
1-4 family	1,896	325	9,706	11,927	290,430	302,357
Home equity	151	346	981	1,478	113,462	114,940
Commercial & Industrial	191	1,600	—	1,791	306,764	308,555
Other:
Lease financing & other	3	—	—	3	36,634	36,637
Overdrafts	—	—	—	—	1,839	1,839

Total	$2,666	$3,239	$15,550	$21,455	$1,747,642	$1,769,097

	December 31, 2013
	31-60 Days Past Due	61-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total
	(In thousands)

Loans:
Commercial Real Estate:
Owner occupied	—	$158	$704	$862	$167,509	$168,371
Non owner occupied	$200	—	2,861	3,061	422,044	425,105
Construction:
Commercial	—	—	879	879	46,160	47,039
Residential	1	—	—	1	41,271	41,272
Residential:
Multifamily	—	—	—	—	226,898	226,898
1-4 family	1,012	190	11,841	13,043	307,597	320,640
Home equity	408	540	1,113	2,061	110,298	112,359
Commercial & Industrial	1,606	321	1,365	3,292	255,286	258,578
Other:
Lease financing & other	185	4	—	189	29,437	29,626
Overdrafts	—	—	—	—	902	902

Total	$3,412	$1,213	$18,763	$23,388	$1,607,402	$1,630,790

Impaired loans and the recorded investment in impaired loans as of the dates indicated were as follows:

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)

With no related allowance recorded:
Commercial Real Estate:
Owner occupied	$11,377	$11,111	—	$10,320	$10,054	—
Non owner occupied	4,792	4,793	—	2,861	2,861	—
Construction:
Commercial	1,231	879	—	1,231	879	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	1,615	1,615	—	2,921	2,921	—
1-4 family	14,631	12,361	—	14,782	12,831	—
Home equity	1,130	1,130	—	1,705	1,188	—
Commercial & Industrial	9,043	9,012	—	11,421	10,318	—

Total loans	$43,819	$40,901	—	$45,241	$41,052	—

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan.

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In thousands)
Commercial Real Estate:
Owner occupied	$11,174	$18	$20,782	$4	$10,907	$36	$21,336	$7
Non owner occupied	4,546	80	3,189	76	4,064	157	3,188	147
Construction:
Commercial	879	—	975	—	879	—	1,351	—
Residential	—	—	1,757	61	—	—	1,902	72
Residential:
Multifamily	1,622	17	3,292	40	1,949	35	3,220	79
1-4 family	12,533	13	13,338	—	12,651	24	12,124	—
Home equity	1,130	1	462	—	1,145	1	650	—
Commercial & Industrial	9,094	117	11,759	109	9,421	215	11,874	222
Lease Financing & Other	—	—	—	—	—	—	—	—

Total	$40,978	$246	$55,554	$290	$41,016	$468	$55,645	$527

During the six months ended June 30, 2014, the terms of certain loans were modified as troubled debt restructurings (“TDRs”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The Company is not committed to extend any additional credit to borrowers whose loans are classified as TDRs. Impaired loans as of June 30, 2014 and December 31, 2013 included $31,373 and $30,864, respectively, of loans considered to be TDRs. The Company classifies all loans considered to be TDRs as impaired.

For the six month period ended June 30, 2014, fifteen TDRs with carrying amounts of $20,355 were on accrual status and performing in accordance with their modified terms. All other TDRs for the six month period ended June 30, 2014 were on non-accrual status. At June 30, 2014, there was one loan totaling $3,874 modified as a TDR that was in payment default within twelve months following the modification. There were no TDRs with payment defaults within twelve months following the modification during the six month periods ended June 30, 2013. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

The following tables present loans by class modified as TDRs that occurred during the periods indicated:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial Real Estate:
Owner occupied	—	—	—	1	$1,299	$1,299
Non owner occupied	—	—	—	2	1,444	1,444
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	—	—	—
1-4 family	2	$283	$283	2	283	283
Home equity	1	$75	$75	1	75	75
Commercial & Industrial	—	—	—	—	—	—
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—

Total	3	$358	$358	6	$3,101	$3,101

The TDRs described above resulted in no charge-offs during both the three and six month periods ended June 30, 2014.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Commercial Real Estate:
Owner occupied	—	—	—	—	—	—
Non owner occupied	1	$5,546	$5,546	1	$5,546	$5,546
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	—	—	—
1-4 family	—	—	—	4	5,202	5,026
Home equity	—	—	—	—	—	—
Commercial & Industrial	2	569	538	2	569	538
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—

Total	3	$6,115	$6,084	7	$11,317	$11,110

The TDRs described above resulted in charge-offs of $31 and $221 during the three and six month periods ended June 30, 2013, respectively.

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

The following table presents the risk category by class of loans as of the dates indicated of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed:

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Commercial Real Estate:
Owner occupied	$130,876	$7,360	$20,026	—	$158,262
Non owner occupied	432,380	24,076	7,897	—	464,353
Construction:
Commercial	41,025	11,061	879	—	52,965
Residential	34,181	—	—	—	34,181
Residential:
Multifamily	292,393	2,615	—	—	295,008
1-4 family	26,099	4,225	16,902	—	47,226
Home equity	33	—	1,825	—	1,858
Commercial & Industrial	298,524	9,104	927	—	308,555
Lease Financing & Other	33,060	—	279	—	33,339

Total loans	$1,288,571	$58,441	$48,735	—	$1,395,747

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Commercial Real Estate:
Owner occupied	$139,108	$6,342	$22,921	—	$168,371
Non owner occupied	399,009	14,024	12,072	—	425,105
Construction:
Commercial	46,160	—	879	—	47,039
Residential	37,931	3,341	—	—	41,272
Residential:
Multifamily	222,147	2,550	2,201	—	226,898
1-4 family	42,158	2,008	17,274	—	61,440
Home equity	34	—	1,112	—	1,146
Commercial & Industrial	249,238	5,207	4,133	—	258,578
Lease Financing & Other	28,391	—	270	—	28,661

Total loans	$1,164,176	$33,472	$60,862	—	$1,258,510

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

The following table presents the delinquency categories by class of loans as of the dates indicated for loans evaluated for risk in groups of homogeneous loans:

	June 30, 2014
	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total
	(In thousands)

Residential:
1-4 family	$295	$325	—	$620	$254,511	$255,131
Home equity	151	—	—	151	112,931	113,082
Other:
Other loans	3	—	—	3	3,295	3,298
Overdrafts	—	—	—	—	1,839	1,839

Total loans	$449	$325	—	$774	$372,576	$373,350

	December 31, 2013
	31-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total
	(In thousands)

Residential:
1-4 family	$705	$115	—	$820	$258,381	$259,201
Home equity	408	540	—	948	110,264	111,212
Other:
Other loans	23	4	—	27	938	965
Overdrafts	—	—	—	—	902	902

Total loans	$1,136	$659	—	$1,795	$370,485	$372,280

5.	Earnings Per Share

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

The following table presents the calculation of earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$2,440	$3,487	$4,042	$7,138
Less: Dividends paid on and earnings allocated to participating securities	34	53	56	96

Income attributable to common stock	$2,406	$3,434	$3,986	$7,042

Weighted average common shares outstanding, including participating securities	19,990,070	19,885,481	19,986,778	19,848,369
Less: Weighted average participating securities	275,919	302,722	284,001	275,394

Weighted average common shares outstanding	19,714,151	19,582,759	19,702,777	19,572,975

Basic earnings per common share	$0.12	$0.18	$0.20	$0.36

Income attributable to common stock	$2,406	$3,434	$3,986	$7,042

Weighted average common shares outstanding	19,714,151	19,582,759	19,702,777	19,572,975
Weighted average common equivalent shares outstanding	56,882	—	42,381	—

Weighted average common and equivalent shares outstanding	19,771,033	19,582,759	19,745,158	19,572,975

Diluted earnings per common share	$0.12	$0.18	$0.20	$0.36

Dividends per common share	$0.06	$0.06	$0.12	$0.12

There were 211,542 and 344,125 options outstanding at June 30, 2014, and 2013, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

6.	Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(In thousands)
Service cost	$109	$131	$218	$262
Interest cost	153	154	307	304
Amortization of prior service cost	—	(54)	—	(108)
Amortization of net loss	188	209	376	418

Net periodic pension cost	$450	$440	$901	$876

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2013 Annual Report on Form 10-K that it expected to contribute $1,067 to the unfunded defined benefit plans during 2014. For the three and six month periods ended June 30, 2014, the Company contributed $225 and $450 to these plans.

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

The following table summarizes stock-based compensation activity for the six month period ended June 30, 2014:

Prior Option Plans (1):	Shares	Weighted Average Grant or Exercise Price	Aggregate Intrinsic Value (2) (In thousands)	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2013	295,627	$21.62
Granted	—	—
Exercised	(6,413)	18.78
Cancelled or Expired	(11,547)	22.49

Outstanding at June 30, 2014	277,667	21.65	$—	1.0

Exercisable at June 30, 2014	277,667	21.65	—	1.0

Non-vested at June 30, 2014	—	—

2010 Omnibus Incentive Plan:

Non-vested at December 31, 2013	251,274	$16.30
Granted at fair value	169,626	18.18
Restriction released	(39,958)	16.40
Cancelled	(55,941)	16.44

Non-vested at June 30, 2014	325,001	17.25

Available for grant at December 31, 2013	968,762
Restricted stock awards	(169,626)	$18.12
Unissued or cancelled	116,629	16.22

Available for future grant	915,765

(1)	2010 Omnibus Incentive Plan includes restricted stock awards while prior option plans do not.
(2)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the six month period ended June 30, 2014 or the year ended December 31, 2013.

There was no net compensation expense related to stock options included in net income for the six month periods ended June 30, 2014 and 2013. There was no remaining unrecognized compensation expense related to stock options at June 30, 2014 and 2013.

During 2014, the Company granted 65,531 of restricted stock units. Each unit cliff vests three years from the date of grant with the amount of shares awarded dependent upon the Company’s performance relative to a defined peer group. No expense has been recognized in either the three or six months ended June 30, 2014.

Compensation expense of $911 and $556 related to the Company’s restricted stock awards was included in net income for the six month periods ended June 30, 2014 and 2013, respectively. The tax effect related thereto was $377 and $229, respectively. Unrecognized compensation expense related to restricted stock awards totaled $3,622 at June 30, 2014. This expense is expected to be recognized over a remaining weighted average period of 2.2 years.

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

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements at
	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$122,557	—	$122,557
Mortgage-backed securities - residential	—	607,902	—	607,902
Obligations of states and political subdivisions	—	97,363	—	97,363
Other debt securities	—	978	—	978
Mutual funds and other equity securities	$10,393	—	—	10,393

Total assets at fair value	$10,393	$828,800	—	$839,193

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	—	—
Construction	—	—	—	—
Residential	—	—	$3,874	$3,874
Commercial & Industrial	—	—	—	—

Total assets at fair value	—	—	$3,874	$3,874

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on June 30, 2014 was $3,874 for which no specific allowance has been established within the allowance for loan losses. During the six months ended June 30, 2014, $195 of charge-offs were recorded related to this loan. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

	Fair Value Measurements at
	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$93,692	—	$93,692
Mortgage-backed securities - residential	—	339,695	—	339,695
Obligations of states and political subdivisions	—	89,304	—	89,304
Other debt securities	—	9,529	—	9,529
Mutual funds and other equity securities	$9,978	—	—	9,978

Total assets at fair value	$9,978	$532,220	—	$542,198

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	—	—
Construction	—	—	—	—
Residential	—	—	$380	$380
Commercial & Industrial	—	—	895	895

Total assets at fair value	—	—	$1,275	$1,275

(1)	Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2013 was $1,275 for which no specific allowance has been established within the allowance for loan losses. During 2013, $31 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of the dates indicated:

Asset	Fair Value at June 30, 2014 (In thousands)	Valuation Technique	Unobservable Inputs	Discount

Impaired loans - residential real estate	$3,874	Sales comparison approach	Discounts to appraisals for market conditions	5%

Asset	Fair Value at December 31, 2013 (In thousands)	Valuation Technique	Unobservable Inputs	Discount Range (Weighted Average)

Impaired loans - residential real estate	$380	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Impaired loans - commercial and industrial	895	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	—	$3,038	—	$2,950
Additions to Level 3	—	62	—	158
Net unrealized gain included in other comprehensive income (1)	—	354	—	550
Principal payments	—	(119)	—	(323)

Balance at end of period	—	$3,335	—	$3,335

(1)	Reported under “Gains recognized in comprehensive income”

9.	Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2014 and December 31, 2013 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at the dates indicated were as follows:

			Fair Value Measurements
June 30, 2014	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Held to maturity securities and accrued interest	5.5	5.8	—	$5.8	—
FHLB Stock	3.2	N/A	—	—	—
Loans and accrued interest	1,771.9	1,785.1	—	—	$1,785.1

Liabilities:
Deposits with no stated maturity and accrued interest	2,747.1	2,747.1	$2,747.1	—	—
Time deposits and accrued interest	113.0	113.0	—	113.0	—
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	46.1	46.1	46.1	—	—

			Fair Value Measurements
December 31, 2013	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Held to maturity securities and accrued interest	6.2	6.6	—	$6.6	—
FHLB Stock	3.5	N/A	—	—	—
Loans and accrued interest	1,637.3	1,655.6	—	—	$1,655.6

Liabilities:
Deposits with no stated maturity and accrued interest	2,517.8	2,517.8	$2,517.8	—	—
Time deposits and accrued interest	116.1	116.1	—	116.1	—
Securities sold under repurchase agreements and other short-term borrowing and accrued interest	34.4	34.4	34.4	—	—
Other borrowings and accrued interest	16.5	14.6	—	14.6	—

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

10.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and accrued benefit liability adjustments which are also recognized as separate components of equity. Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1, 2014	$(5,328)	$(1,043)	$(6,371)
Other comprehensive income before reclassification	5,126	—	5,126
Amounts reclassified from accumulated other comprehensive income	(23)	226	203

Net other comprehensive income during period	5,103	226	5,329

Balance at June 30, 2014	$(225)	$(817)	$(1,042)

Balance at January 1, 2013	$624	$(1,473)	$(849)
Other comprehensive (loss) income before reclassification	(7,223)	—	(7,223)
Amounts reclassified from accumulated other comprehensive income	—	186	186

Net other comprehensive (loss) income during period	(7,223)	186	(7,037)

Balance at June 30, 2013	$(6,599)	$(1,287)	$(7,886)

The following table represents the reclassification out of accumulated other comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Unrealized gains (losses) on securities available for sale:
Realized gains (losses) on securities transactions	$12	—	$38	—
Income tax expense	(5)	—	(15)	—

Net of tax	7	—	23	—

Amortization of pension and post-retirement benefit items:
Amortization of net actuarial loss	(188)	$(209)	(376)	$(418)
Amortization of prior service cost	—	54	—	108
Income tax expense	75	62	150	124

Net of tax	(113)	(93)	(226)	(186)

Total reclassifications, net of tax	$(106)	$(93)	$(203)	$(186)

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations and improve related disclosures. Under the ASU, only disposals representing a strategic shift having a major effect on an entity’s operations and financial results, such as a disposal of a major geographic area, a major line of business or a major investment may be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 will be effective for annual financial statements with fiscal years beginning on or after December 31, 2014, and interim periods thereafter. The adoption of this ASU is not expected to have a material impact on the consolidated statement of financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at June 30, 2014 and December 31, 2013, and the consolidated results of operations for the six month periods ended June 30, 2014 and June 30, 2013. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or the “Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2013 Annual Report on Form 10-K.

Forward-Looking Statements

In this Form 10-Q, the Company has made various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2014. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about items such as new and existing programs and products, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “intends,” “estimates,” “predicts,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” and words of similar import. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 include, but are not limited to, statements regarding:

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

The Company does not undertake to update or revise any of its forward-looking statements even if experience shows that the indicated results or events will not be realized.

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

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, and portions of New York City. The Company’s assets consist primarily of cash and cash equivalents, loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on cash and cash equivalents, loans and investments, and interest expense on deposits and borrowed funds. The Company’s strategy includes investigation of opportunities for expansion within our market area, select lending opportunities outside our market area, as well as an ongoing review of our existing branch system to evaluate if our current locations have or have not met expectations for growth and profitability. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, primarily commercial and residential real estate, and potential risks associated with the impact of regulatory changes that have occurred and may continue to take place in reaction to current conditions in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of the Company’s loans.

The Company recorded net income for the three month period ended June 30, 2014 of $2.4 million or $0.12 per diluted share, a decrease of $1.1 million compared to net income of $3.5 million or $0.18 per diluted share for the same period in the prior year. Net income for the six month period ended June 30, 2014 was $4.0 million or $0.20 per diluted share, a decrease of $3.1 million compared to net income of $7.1 million or $0.36 per diluted share for the same period in the prior year. The decrease in earnings for the three month period ended June 30, 2014, compared to the same period in the prior year, was due to higher non-interest expense, which was primarily due to professional fees incurred to expand the residential lending operation, executive severance payments, and new hires in the ABL and equipment financing units. The decrease in earnings for the six month period ended June 30, 2014, compared to the same period in the prior year, was primarily due to the reasons noted above coupled with lower non-interest income, which was primarily a result of a $1.9 million pre-tax charge for prepaying all $16.4 million of the Company’s outstanding Federal Home Loan Bank borrowings.

Total loans increased $138.3 million to $1,769.1 million during the six month period ended June 30, 2014 compared to $1,630.8 million at the prior year end. The overall increase was primarily the result of new production and multi-family residential and commercial real estate loan purchases in excess of payoffs and net pay downs. The purchases were conducted as a part of the ongoing reinvestment of excess liquidity. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased to $20.5 million at June 30, 2014, compared to $23.5 million at December 31, 2013. Overall asset quality showed continued improvement but continues to be adversely affected by the current state of the economy and the real estate market. Overall reductions in classified and nonperforming loans have resulted from the Company’s aggressive strategies for resolving problem assets. However, levels of nonperforming and classified loans remain at elevated levels. As a result of these factors, the Company has continued to maintain the allowance for loan losses at a higher than historical level, while recognizing the measurable improvements in overall asset quality and the general economic outlook. The allowance for loan losses totaled $27.3 million or 1.54 percent of total loans at June 30, 2014, compared to $26.0 million or 1.59 percent of total loans at December 31, 2013. The provision for loan losses totaled $0.5 million for both the three and six month periods ended June 30, 2014, compared to $0.3 million and $1.1 million, respectively, for the same periods in the prior year, reflecting both loan growth and continued improvement in overall credit quality.

Total deposits increased by $226.2 million to $2,859.9 million during the six month period ended June 30, 2014, compared to $2,633.7 million at the prior year end. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits including deposits which are obtained on a bid basis.

The net interest margin was 3.05 percent and 3.10 percent, respectively, for the three and six month periods ended June 30, 2014, compared to 3.06 percent and 3.12 percent, respectively, for the same periods in the prior year. The Company has increased its efforts to redeploy excess liquidity, primarily in new loans and purchasing investment securities while reducing interest expense by repaying other borrowings. The effects of the continuation of historically low interest rates on the reinvestment of maturing loans and investments has impacted the net interest margin. Net interest income increased by $1.0 million or 4.7 percent to $22.1 million for the three month period ended June 30, 2014 compared to $21.1 million for the same period in the prior year. Net interest income increased by $1.5 million or 3.5 percent to $43.8 million for the six month period ended June 30, 2014 compared to $42.3 million for the same period in the prior year.

The tax equivalent net interest margin was 3.10 percent and 3.14 percent, respectively, for the three and six month periods ended June 30, 2014, compared to 3.12 percent and 3.18 percent, respectively, for the same periods in the prior year. As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $0.9 million or 4.2 percent to $22.4 million for the three month period ended June 30, 2014, compared to $21.5 million for the same period in the prior year. Tax equivalent basis net interest income increased by $1.4 million or 3.2 percent to $44.5 million for the six month period ended June 30, 2014, compared to $43.1 million for the same period in the prior year. Tax equivalent basis net interest income is a non-GAAP financial measure.

The Company’s non-interest income was $3.9 million and $6.4 million, respectively, for the three and six month periods ended June 30, 2014, compared to $3.9 million and $8.4 million, respectively, for the same periods in the prior year. The decrease for the six month period ended June 30, 2014, compared to the same period in the prior year, was primarily due to a previously disclosed $1.9 million pre-tax charge for prepaying all $16.4 million of the Company’s outstanding Federal Home Loan Bank borrowings.

Non-interest expense was $22.1 million and $43.9 million, respectively, for the three and six month periods ended June 30, 2014, compared to $19.8 million and $39.4 million, respectively, for the same periods in the prior year. The increase for the three and six month periods ended June 30, 2014, compared to the same periods in the prior year, was primarily due to professional fees incurred to expand the residential lending operation, executive severance payments, and new hires in the ABL and equipment financing units.

Hudson Valley’s capital ratios remain in excess of “well capitalized” levels generally applicable to banks under current regulations. At June 30, 2014, Hudson Valley Holding Corp. maintained a total risk-based capital ratio of 16.0 percent, a Tier 1 risk-based capital ratio of 14.7 percent, and a Tier 1 leverage ratio of 9.4 percent. At June 30, 2014, Hudson Valley Bank, N.A. maintained a total risk-based capital ratio of 15.7 percent, a Tier 1 risk-based capital ratio of 14.4 percent, and a Tier 1 leverage ratio of 9.2 percent.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors. There have been no changes to the Company’s critical accounting policies during the three months ended June 30, 2014.

Results of Operations for the Three and Six Month Periods Ended June 30, 2014 and June 30, 2013

Summary of Results

The Company recorded net income of $2.4 million or $0.12 per diluted share for the three month period ended June 30, 2014, compared to net income of $3.5 million or $0.18 per diluted share for the same period in the prior year. Net income for the six month period ended June 30, 2014 was $4.0 million or $0.20 per diluted share, compared to net income of $7.1 million or $0.36 per diluted share for the same period in the prior year. The decrease in net income for the three month period ended June 30, 2014, compared to the same period in the prior year, was primarily due to professional fees incurred to expand the residential lending operation, executive severance payments, and new hires in the ABL and equipment financing units. The decrease in net income for the six month period ended June 30, 2014, compared to the same period in the prior year, was primarily due to the same factors for the three month period coupled with a $1.9 million pre-tax charge for prepaying all $16.4 million of the Company’s outstanding Federal Home Loan Bank borrowings and a $0.2 million tax charge related to the New York State Corporate Tax Reform enacted on March 31, 2014. The provision for loan losses totaled $0.5 million for both the three and six month period ended June 30, 2014, compared to $0.3 million and $1.1 million for the same periods in the prior year, respectively, reflecting both loan growth and continued improvement in overall credit quality.

Annualized returns on average stockholders’ equity and average assets were 3.4 percent and 0.3 percent for the three month period ended June 30, 2014, compared to 4.7 percent and 0.5 percent for the same period in the prior year. Annualized returns on average stockholders’ equity and average assets were 2.8 percent and 0.3 percent for the six month period ended June 30, 2014, compared to 4.9 percent and 0.5 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 3.4 percent and 4.7 percent, respectively, for the three month periods ended June 30, 2014 and 2013. Adjusted average stockholders’ equity excludes the effects of average net unrealized losses, net of tax, offset by the tax equivalent income adjustment, totaling $1.4 million and $1.2 million, respectively, for the three month periods ended June 30, 2014 and 2013. Returns on adjusted average stockholders’ equity were 2.8 percent and 4.9 percent, respectively, for the six month periods ended June 30, 2014 and 2013. Adjusted average stockholders’ equity excludes the effects of average net unrealized losses, net of tax, offset by the tax equivalent income adjustment, totaling $2.2 million and $0.6 million, respectively, for the six month periods ended June 30, 2014 and 2013. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the periods indicated, as well as total interest and corresponding yields and rates.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
(Unaudited)	(Dollars in thousands)
ASSETS
Interest earning assets:
Deposits in Banks	$579,589	$391	0.27%	$822,288	$540	0.26%
Federal funds sold	19,898	8	0.16%	23,279	11	0.19%
Securities: (1)
Taxable	530,332	2,755	2.08%	421,394	2,390	2.27%
Exempt from federal income taxes	96,053	957	3.99%	82,236	1,200	5.84%
Loans, net (2)	1,671,938	19,505	4.67%	1,409,875	18,826	5.34%

Total interest earning assets	2,897,810	23,616	3.26%	2,759,072	22,967	3.33%

Non-interest earning assets:
Cash & due from banks	55,965			60,270
Other assets	108,621			132,272

Total non-interest earning assets	164,586			192,542

Total assets	$3,062,396			$2,951,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$951,827	$793	0.33%	$894,878	$784	0.35%
Savings	122,539	36	0.12%	123,925	95	0.31%
Time	113,904	132	0.46%	124,058	155	0.50%
Checking with interest	510,645	211	0.17%	442,048	258	0.23%
Securities sold under repo & other s/t borrowings	32,297	9	0.11%	26,115	7	0.11%
Other borrowings	—	—	0.00%	16,412	180	4.39%

Total interest bearing liabilities	1,731,212	1,181	0.27%	1,627,436	1,479	0.36%

Non-interest bearing liabilities:
Demand deposits	1,014,081			1,001,674
Other liabilities	25,947			27,658

Total non-interest bearing liabilities	1,040,028			1,029,332

Stockholders’ equity (1)	291,156			294,846

Total liabilities and stockholders’ equity	$3,062,396			$2,951,614

Net interest earnings		$22,435			$21,488

Net yield on interest earning assets			3.10%			3.12%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the non-GAAP financial disclosures and reconciliation to GAAP table below.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest (3)	Yield/ Rate	Average Balance	Interest (3)	Yield/ Rate
(Unaudited)	(Dollars in thousands)
ASSETS
Interest earning assets:
Deposits in Banks	$582,369	$732	0.25%	$787,982	$988	0.25%
Federal funds sold	20,141	16	0.16%	24,415	22	0.18%
Securities: (1)
Taxable	493,825	5,073	2.05%	403,689	4,585	2.27%
Exempt from federal income taxes	93,621	1,926	4.11%	83,058	2,382	5.74%
Loans, net (2)	1,644,048	39,043	4.75%	1,415,970	38,085	5.38%

Total interest earning assets	2,834,004	46,790	3.30%	2,715,114	46,062	3.39%

Non-interest earning assets:
Cash & due from banks	57,671			56,284
Other assets	110,092			134,438

Total non-interest earning assets	167,763			190,722

Total assets	$3,001,767			$2,905,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Money market	$923,728	$1,538	0.33%	$878,399	$1,625	0.37%
Savings	123,420	79	0.13%	127,108	187	0.29%
Time	114,468	265	0.46%	126,521	318	0.50%
Checking with interest	483,674	380	0.16%	405,065	409	0.20%
Securities sold under repo & other s/t borrowings	30,608	15	0.10%	28,019	16	0.11%
Other borrowings	453	10	4.42%	16,417	359	4.37%

Total interest bearing liabilities	1,676,351	2,287	0.27%	1,581,529	2,914	0.37%

Non-interest bearing liabilities:
Demand deposits	1,006,537			1,002,967
Other liabilities	28,375			28,458

Total non-interest bearing liabilities	1,034,912			1,031,425

Stockholders’ equity (1)	290,504			292,882

Total liabilities and stockholders’ equity	$3,001,767			$2,905,836

Net interest earnings		$44,503			$43,148

Net yield on interest earning assets			3.14%			3.18%

(1)	Excludes unrealized gains (losses) on securities available for sale. Management believes that this presentation more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which have not resulted in significant realization of temporary market gains or losses on securities available for sale which were primarily related to changes in interest rates. Effects of these adjustments are presented in the non-GAAP financial disclosures and reconciliation to GAAP table below.
(2)	Includes loans classified as non-accrual.
(3)	The data contained in this table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 35 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules. Effects of these adjustments are presented in the non-GAAP financial disclosures and reconciliation to GAAP table below.

Non-GAAP Reconciliation to GAAP

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Dollars in thousands)
Total interest earning assets:
As reported	$2,895,635	$2,756,881	$2,830,446	$2,713,959
Unrealized loss on securities available-for-sale (a)	2,175	2,191	3,558	1,155

Adjusted total interest earning assets	$2,897,810	$2,759,072	$2,834,004	$2,715,114

Net interest income:
As reported	$22,100	$21,068	$43,829	$42,314
Adjustment to tax equivalency basis (b)	335	420	674	834

Adjusted net interest income	$22,435	$21,488	$44,503	$43,148

Net yield on interest earning assets:
As reported	3.05%	3.06%	3.10%	3.12%
Effects of (a) and (b) above	0.05%	0.06%	0.04%	0.06%

Adjusted net yield on interest earning assets	3.10%	3.12%	3.14%	3.18%

Average stockholders’ equity:
As reported	$289,761	$293,616	$288,258	$292,290
Effects of (a) and (b) above	1,395	1,230	2,246	592

Adjusted average stockholders’ equity	$291,156	$294,846	$290,504	$292,882

Interest income:
As reported	$23,281	$22,547	$46,116	$45,228
Adjustment to tax equivalency basis (b)	335	420	674	834

Adjusted interest income	$23,616	$22,967	$46,790	$46,062

Gross yield on interest earning assets:
As reported	3.22%	3.27%	3.26%	3.33%
Effects of (a) and (b) above	0.04%	0.06%	0.04%	0.06%

Adjusted gross yield on interest earning assets	3.26%	3.33%	3.30%	3.39%

Interest Differential

The following table sets forth the changes in interest income, interest expense and net interest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 Compared to 2013			2014 Compared to 2013
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
	(In thousands)
Interest income:
Deposits in Banks	$(159)	$10	$(149)	$(258)	$2	$(256)
Federal funds sold	(2)	(1)	(3)	(4)	(2)	(6)
Securities:
Taxable	618	(253)	365	1,024	(536)	488
Exempt from federal income taxes (2)	202	(445)	(243)	303	(759)	(456)
Loans, net	3,499	(2,820)	679	6,135	(5,177)	958

Total interest income	4,158	(3,509)	649	7,200	(6,472)	728

Interest expense:
Deposits:
Money market	50	(41)	9	84	(171)	(87)
Savings	(1)	(58)	(59)	(5)	(103)	(108)
Time	(13)	(10)	(23)	(30)	(23)	(53)
Checking with interest	40	(87)	(47)	79	(108)	(29)
Securities sold under repo & other s/t borrowings	2	—	2	1	(2)	(1)
Other borrowings	(180)	—	(180)	(349)	—	(349)

Total interest expense	(102)	(196)	(298)	(220)	(407)	(627)

Interest differential	$4,260	$(3,313)	$947	$7,420	$(6,065)	$1,355

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2014 and 2013.

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

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. The Company, its customers and marketplace have experienced an extended period of negative, although recently improving, economic conditions and historically low interest rates. Management has commenced several initiatives to redeploy remaining excess liquidity from previous loan sales. These initiatives included asset purchases, expanded residential mortgage programs and the establishment of new commercial lending programs in asset-based lending and equipment lease financing. Management believes that the results of these efforts will enable the Company to maximize its net interest income, and effectively diversify its portfolio from both asset composition and interest rate risk management perspectives. In addition to the aforementioned initiatives, during the three months ended June 30, 2014, the Company purchased $304 million of highly liquid securities with a weighted average yield of 1.79%, an average life of 4.1 years, and an average duration of 3.9 years.

Net interest income, on a tax equivalent basis, increased by $0.9 million or 4.2 percent to $22.4 million and by $1.4 million or 3.2 percent to $44.5 million, respectively, for the three and six month periods ended June 30, 2014, compared to $21.5 million and $43.1 million, respectively, for the same periods in the prior year. Net interest income was higher partially due to higher volumes of loans and securities. Adjusted average interest earning assets over average interest bearing liabilities increased $34.9 million or 3.1 percent to $1,166.6 million and $24.1 million or 2.1 percent to $1,157.7 million for the three and six month periods ended June 30, 2014, compared to $1,131.7 million and $1,133.6 million for the same periods in the prior year. Net interest income in accordance with GAAP increased by $1.0 million or 4.7 percent to $22.1 million and by $1.5 million or 3.4 percent to $43.8 million, respectively, for the three and six month periods ended June 30, 2014 compared to $21.1 million and $42.3 million, respectively, for the same periods in the prior year.

The Company’s overall asset quality has improved as a result of actions taken by management to reduce concentrations and classified assets and the gradually improving credit environment. However, the Company has continued to experience elevated levels of delinquent and nonperforming loans. Changes in the levels of nonperforming loans have a direct impact on net interest income.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in average loans and investments, and a lower average cost of interest bearing liabilities, partially offset by a volume decrease in deposits in banks, federal funds sold, and a lower average yield on interest earning assets, resulted in slightly higher interest income for the three and six month periods ended June 30, 2014, compared to the same periods in the prior year. Adjusted total average interest earning assets for the three month period ended June 30, 2014, increased $138.7 million or 5.0 percent to $2,897.8 million, compared to $2,759.1 million for the same period in the prior year. Adjusted total average interest earning assets for the six month period ended June 30, 2014, increased $118.9 million or 4.4 percent to $2,834.0 million, compared to $2,715.1 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans increased $262.0 million or 18.6 percent to $1,671.9 million, for the three month period ended June 30, 2014, compared to $1,409.9 million for the same period in the prior year. Average net loans increased $228.0 million or 16.1 percent to $1,644.0 million, for the six month period ended June 30, 2014, compared to $1,416.0 million for the same period in the prior year. The increase in average loans resulted from the purchases of 1-4 family residential mortgages and other new production in excess of payoffs and paydowns. The average yield on loans was 4.67 percent for the three month period ended June 30, 2014, compared to 5.34 percent for the same period in the prior year. The average yield on loans was 4.75 percent for the six month period ended June 30, 2014, compared to 5.38 percent for the same period in the prior year. This reduction resulted primarily from continued historically low interest rates and their effect on the yield of new and renewing loans. Interest income on loans was higher for the three and six month periods ended June 30, 2014, compared to the same period in the prior year, due to higher volume.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $122.8 million or 24.4 percent to $626.4 million for the three month period ended June 30, 2014, compared to $503.6 million for the same period in the prior year. Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $100.7 million or 17.2 percent to $587.4 million for the six month period ended June 30, 2014, compared to $486.7 million for the same period in the prior year. The increase in average total securities resulted primarily from planned increases in the portfolio. The average tax equivalent basis yield on securities was 2.37 percent and 2.38 percent, respectively, for the three and six month period ended June 30, 2014, compared to 2.85 percent and 2.86 percent, respectively, for the same periods in the prior year. Tax equivalent basis interest income on securities increased for the three and six month periods ended June 30, 2014, compared to the same periods in the prior year, due to higher volume, partially offset by lower interest rates. Average securities for the three and six months ended June 30, 2014, include less than one month’s effect of the $304 million of securities purchased in June 2014.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.3 million or 20.0 percent to $1.2 million for the three month period ended June 30, 2014, compared to $1.5 million for the same period in the prior year. Interest expense decreased $0.6 million or 20.7 percent to $2.3 million for the six month period ended June 30, 2014, compared to $2.9 million for the same period in the prior year. Average interest bearing liabilities increased $103.8 million or 6.4 percent to $1,731.2 million for the three month period ended June 30, 2014, compared to $1,627.4 million for the same period in the prior year. Average interest bearing liabilities increased $94.9 million or 6.0 percent to $1,676.4 million for the six month period ended June 30, 2014, compared to $1,581.5 million for the same period in the prior year. The increase in average interest bearing liabilities for the six month period ended June 30, 2014, compared to the same period in the prior year, was due to volume increases in interest bearing deposits, securities sold under repurchase agreements, and other short-term borrowings, which was partially offset by volume decreases in other borrowings. The average interest rate paid on interest bearing liabilities was 0.27 percent for both the three and six month periods ended June 30, 2014, compared to 0.36 percent and 0.37 percent, respectively, for the same periods in the prior year.

Average non-interest bearing demand deposits increased $12.4 million or 1.2 percent to $1,014.1 million for the three month period ended June 30, 2014 compared to $1,001.7 million for the same period in the prior year. Average non-interest bearing demand deposits increased $3.5 million or 0.3 percent to $1,006.5 million for the six month period ended June 30, 2014 compared to $1,003.0 million for the same period in the prior year. Non-interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average interest rate on:
Total average interest earning assets	3.26%	3.33%	3.30%	3.39%
Total average interest bearing liabilities	0.27%	0.36%	0.27%	0.37%
Total interest rate spread	2.99%	2.97%	3.03%	3.02%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The provision for loan losses was $0.5 million for both the three and six month periods ended June 30, 2014, compared to $0.3 million and $1.1 million, respectively, for the same periods in the prior year, reflecting both loan growth and continued improvement in overall credit quality. Net charge-offs (recoveries) totaled $0.1 million and ($0.7) million for the three and six month periods ended June 30, 2014, respectively, compared to $0.5 million and $1.7 million for the same periods in the prior year.

Non-Interest Income

The Company’s non-interest income was $3.9 million and $6.4 million, respectively, for the three and six month periods ended June 30, 2014. Non-interest income remained unchanged for the three month period ended June 30, 2014 compared to the same period in the prior year, and decreased $2.0 million or 23.8 percent for the six month period ended June 30, 2014, compared to $8.4 million for the same period in the prior year. The decrease was primarily due to the $1.9 million prepayment penalty on FHLB borrowings. Non-interest income was also affected by a slight decrease in investment management fees which were $1.9 million and $3.8 million for the three and six month periods ended June 30, 2014, respectively, compared to $2.0 million and $3.9 million for the same periods in the prior year.

Non-Interest Expense

Non-interest expense was $22.1 million and $43.9 million, respectively, for the three and six month periods ended June 30, 2014. This represented increases of $2.3 million or 11.6 percent and $4.5 million or 11.4 percent, respectively, compared to $19.8 million and $39.4 million, respectively, for the same periods in the prior year. The increases for the three and six month period ended June 30, 2014, compared to the same periods in the prior year, were primarily due to due to professional fees incurred to expand the residential lending operation, executive severance payments, and new hires in the ABL and equipment financing units.

Salaries and employee benefits expense, the largest component of non-interest expense, increased $1.6 million or 14.4 percent and $3.3 million or 14.7 percent to $12.7 million and $25.7 million for the three and six month periods ended June 30, 2014, respectively, compared to $11.1 million and $22.4 million for the same periods in the prior year, primarily due to severance pay and increases in salaries and employee benefits expense related to new hires in the ABL and equipment financing units.

Occupancy expense increased $0.3 million or 14.3 percent and $0.2 million or 4.8 percent to $2.4 million and $4.4 million for the three and six month periods ended June 30, 2014, respectively, compared to $2.1 million and $4.2 million for the same periods in the prior year, primarily due to the additional office space leased for the ABL and equipment leasing teams.

Professional service fees increased $0.2 million or 11.8 percent and $0.4 million or 12.5 percent to $1.9 million and $3.6 million for the three and six month periods ended June 30, 2014, respectively, compared to $1.7 million and $3.2 million for the same periods in the prior year. The increases were due to fees incurred to expand residential lending operations and to assist with new systems implementations.

Equipment expense remained unchanged at $1.0 million and $2.0 million for the three and six month periods ended June 30, 2014, respectively, compared to the same periods in the prior year.

Business development expense increased $0.3 million or 50.0 percent and $0.6 million or 60.0 percent to $0.9 million and $1.6 million for the three and six month periods ended June 30, 2014, respectively, compared to $0.6 million and $1.0 million for the same periods in the prior year. The increases were due to higher participation in business development activities and increased promotion of the Bank’s products and services.

The FDIC assessment decreased $0.4 million or 44.4 percent and $0.8 million or 42.1 percent to $0.5 million and $1.1 million for the three and six month periods ended June 30, 2014, respectively, compared to $0.9 million and $1.9 million for the same periods in the prior year. The decreases were reflective of changes in the Bank’s premium calculation base and assessment rate.

Significant changes in other components of non-interest expense for the six month period ended June 30, 2014 compared to June 30, 2013, were due to the following:

•	Increase of $0.2 million (33.3%) in other loan expense due to higher problem loans resolution expenses.

•	Increase of $0.3 million (14.3%) in outside services expense primarily due to higher data processing costs.

•	Increase of $0.3 million (42.9%) in other expenses primarily due to a sublease write-down.

Income Taxes

Income taxes of $1.0 million and $1.8 million were recorded in the three and six month periods ended June 30, 2014, respectively, compared to $1.4 million and $3.1 million for the same periods in the prior year. The overall effective income tax rate was 29.9 percent and 30.6 percent for the three and six month periods ended June 30, 2014, respectively, compared to 28.0 percent and 30.2 percent for the same periods in the prior year. The 2014 effective rate included a $0.2 million tax charge related to the New York State Corporate Tax Reform enacted on March 31, 2014. The 2014 effective tax rate was higher primarily due to tax-exempt income representing a lower percentage of income before taxes, compared to the same period in the prior year period. The Company is subject to a Federal statutory tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, and a New York City tax rate of 9.0 percent. The Company is in process of evaluating the future effect on its effective tax rate that will result from the aforementioned New York State Tax Reform legislation.

In May 2013, the Internal Revenue Service (IRS) commenced a routine examination of the Company’s 2009, 2010 and 2011 income tax returns. In May 2014, the Company received results of the examinations and there were no significant adjustments noted. In March 2014, the Company was informed that an examination of its New York State income tax returns for the years 2009 through 2012 will commence in the near future.

Financial Condition

Assets

The Company had total assets of $3,225.4 million at June 30, 2014, an increase of $226.2 million or 7.5 percent from $2,999.2 million at December 31, 2013.

Cash and Due from Banks

Cash and due from banks was $507.4 million at June 30, 2014, a decrease of $192.0 million or 27.5 percent from $699.4 million at December 31, 2013. Included in cash and due from banks is interest earning deposits of $454.6 million at June 30, 2014, compared to $661.6 million at December 31, 2013. The decrease was primarily the result of increasing the loan portfolio and securities purchases.

Federal Funds Sold

Federal funds sold totaled $15.5 million at June 30, 2014, a decrease of $11.6 million or 42.8 percent from $27.1 million at December 31, 2013.

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

The available for sale portfolio totaled $839.2 million at June 30, 2014 which was an increase of $297.0 million or 54.8 percent from $542.2 million at December 31, 2013, primarily due to $304 million in securities purchased in June 2014. The Company purchased these highly liquid securities in order to redeploy excess liquidity into higher yielding assets. The purchase resulted in an increase of the amortized cost totaling $260.7 million in mortgage-backed securities, a $28.3 million increase in U.S. Treasury and agency securities, a $8.3 million increase of obligations of state political subdivisions, which were partially offset by a $8.6 million decrease in other debt securities. The weighted average yield of the $304 million of purchased securities was 1.79% with an average life of 4.1 years and an average duration of 3.9 years.

The held to maturity portfolio totaled $5.5 million at June 30, 2014, which was a decrease of $0.7 million or 11.3 percent from $6.2 million at December 31, 2013. The decrease was due to principal payments on mortgage-backed securities.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $3.2 million at June 30, 2014, a decrease of $0.3 million or 8.6 percent from $3.5 million at December 31, 2013.

The Company continues to exercise a conservative approach to investing by purchasing high credit quality investments with various maturities and cash flows to provide for liquidity needs and prudent asset liability management. The Company’s securities portfolio provides for a significant source of income and liquidity and is utilized in managing Company-wide interest rate risk. These securities are used to collateralize borrowings and deposits to the extent required or permitted by law. Therefore, the securities portfolio is an integral part of the Company’s funding strategy.

Loan Portfolio

Net loans totaled $1,742.6 million at June 30, 2014, an increase of $136.4 million or 8.5 percent from $1,606.2 million at December 31, 2013. The overall increase in loans was primarily driven by loan originations and purchases totaling $216.0 million, which was partially offset by $79.6 million of pay-downs, payoffs, and other changes.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	June 30 2014	December 31 2013
	(In thousands)
Real Estate:
Commercial	$622,615	$593,476
Construction	87,146	88,311
Residential Multi-Family	295,008	226,898
Residential Other	417,297	432,999
Commercial & Industrial	308,555	258,578
Individuals & Lease Financing	38,476	30,528

Total loans	1,769,097	1,630,790
Deferred loan costs, net	747	1,379
Allowance for loan losses	(27,275)	(25,990)

Loans, net	$1,742,569	$1,606,179

The following table illustrates the trend in nonperforming assets from June 2013 to June 2014:

	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sep 30 2013	Jun 30 2013
	(Dollars in thousands)
Total Loans Past Due 90 Days or More and Still Accruing	—	—	—	—	—
Non-Accrual Loans:
Real Estate:
Commercial	$6,916	$6,525	$6,629	$15,884	$16,272
Construction	879	879	879	2,540	2,635
Residential	12,751	13,093	14,559	13,617	9,114

Total Real Estate	20,546	20,497	22,067	32,041	28,021
Commercial & Industrial	—	508	1,422	1,923	2,246
Lease Financing & Other	—	—	—	—	—

Total Non-Accrual Loans	20,546	21,005	23,489	33,964	30,267

Other Real Estate Owned	—	—	—	—	—

Total Nonperforming Assets including loans held for sale	$20,546	$21,005	$23,489	$33,964	$30,267

Net (recoveries) charge-offs during quarter	$89	$(836)	$520	$830	$452

Nonperforming assets to total assets	0.64%	0.72%	0.78%	1.12%	1.01%

Non-accrual loans totaled $20.5 million at June 30, 2014, and $23.5 million at December 31, 2013. There was no interest income on non-accrual loans included in net income for the six month period ended June 30, 2014 and the year ended December 31, 2013. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.3 million and $0.8 million for the six month period ended June 30, 2014 and the year ended December 31, 2013, respectively.

Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses and incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

During the six month period ended June 30, 2014:

•	Non-accrual commercial real estate loans increased $0.3 million resulting from the addition of one loan totaling $0.9 million, which was partially offset by principal payments of $0.6 million.

•	Non-accrual construction loans remained unchanged at $0.9 million.

•	Non-accrual residential loans decreased $1.8 million resulting from principal payments of $3.4 million and charge-offs of $0.7 million, which were partially offset by the addition of nine loans totaling $2.3 million.

•	Non-accrual commercial and industrial loans decreased $1.4 million resulting from principal payments of $0.9 million and the transfer of one loan totaling $0.5 million to accrual status.

There were no loans past due 90 days or more and still accruing at June 30, 2014 and December 31, 2013. The Company had $5.9 million and $4.6 million of loans that were 31-89 days delinquent and still accruing at June 30, 2014 and December 31, 2013, respectively.

There were twenty-two loans totaling $31.4 million and twenty loans totaling $30.9 million at June 30, 2014 and December 31, 2013, respectively, that were considered troubled debt restructurings. There were fifteen loans totaling $20.4 million at June 30, 2014 and ten loans totaling $17.6 million at December 31, 2013 that were performing in accordance with their restructured terms. The remaining loans which totaled $11.0 million and $13.3 million at June 30, 2014 and December 31, 2013, respectively, were on non-accrual status. At June 30, 2014, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

	Jun 30 2014	Change During 2014	Dec 31 2013	Jun 30 2013	Change During 2013	Dec 31 2012
	(Dollars in thousands)
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—	—
Lease Financing & other	—	—	—	—	—	—

Total Specific Component	—	—	—	—	—	—

Formula:
Real Estate:
Commercial	$11,831	$600	$11,231	$11,344	$1,254	10,090
Construction	4,460	(181)	4,641	4,112	163	3,949
Residential	6,431	195	6,236	6,446	(1,673)	8,119
Commercial & Industrial	4,177	741	3,436	3,638	(439)	4,077
Lease Financing & other	376	(70)	446	386	9	377

Total Formula Component	27,275	1,285	25,990	25,926	(686)	26,612

Total Allowance	$27,275		$25,990	$25,926		$26,612

Net Change		1,285			(686)
Net (Recoveries) Charge-offs (1)		(747)			1,747

Provision for loan losses		$538			$1,061

Coverage Ratio (2)	133%		111%	86%		76%

Coverage Ratio excluding partial charge-offs	132%		110%	89%		82%

(1)	Includes partial charge-offs of $320 and $771 related to nonperforming and impaired loans for the six month period ended June 30, 2014 and 2013, respectively.
(2)	Coverage Ratio is the allowance for loan losses divided by total nonperforming loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the three and six months ended June 30, 2014, the Company recorded $0.5 million and $0.8 million, respectively, of charge-offs related to impaired loans. At June 30, 2014 and December 31, 2013, the Company had no specific reserves allocated, as partial charge-offs were recorded for all identified impairments. The Company’s analyses as of June 30, 2014 and December 31, 2013 indicated that impaired loans were principally real estate collateral dependent and that there was sufficient underlying value to indicate expected recovery of the carrying amount of the loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2014. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,859.9 million at June 30, 2014, an increase of $226.1 million or 8.6 percent from $2,633.7 million at December 31, 2013. The increase resulted primarily from higher Demand Checking and Money Market Deposit Account balances. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits including deposits which are obtained on a bid basis. The following table presents a summary of deposits at the dates indicated:

	June 30 2014	December 31 2013	Increase (Decrease)
	(In thousands)
Demand deposits	$1,082,169	$1,069,631	$12,538
Money market accounts	1,012,345	870,291	142,054
Savings accounts	120,350	120,000	350
Time deposits of $100,000 or more	83,029	85,205	(2,176)
Time deposits of less than $100,000	29,887	30,863	(976)
Checking with interest	532,096	457,754	74,342

Total Deposits	$2,859,876	$2,633,744	$226,132

Borrowings

Total borrowings were $46.1 million at June 30, 2014, a decrease of $4.7 million or 9.3 percent from $50.8 million at December 31, 2013. The decrease resulted primarily from the Company prepaying all $16.4 million of its outstanding Federal Home Loan Bank borrowings, partially offset by additional securities sold under repurchase agreements. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $292.0 million at June 30, 2014, an increase of $7.7 million or 2.7 percent from $284.3 million at December 31, 2013. The increase in stockholders’ equity resulted from an increase in accumulated other comprehensive income of $5.4 million, net income of $4.0 million, net proceeds from stock options of $0.1 million and restricted stock issued of $0.6 million, which was partially offset by cash dividends paid on common stock of $2.4 million.

The Company’s and the Bank’s capital ratios at the dates indicated were as follows:

	June 30 2014	December 31 2013	Minimum to be Considered Well Capitalized
Leverage ratio:
Company	9.4%	9.5%	N/A
HVB	9.2%	9.3%	5.0%
Tier 1 capital:
Company	14.7%	16.2%	N/A
HVB	14.4%	15.8%	6.0%
Total capital:
Company	16.0%	17.5%	N/A
HVB	15.7%	17.1%	10.0%

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

The Company’s liquid assets at June 30, 2014 include cash and due from banks of $52.9 million, $454.6 million of interest earning deposits and Federal funds sold of $15.5 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $142.3 million at June 30, 2014. This represented 16.8 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $242.2 million, or 13.7 percent of loans at June 30, 2014, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of June 30, 2014, HVB had short-term borrowing lines with the FHLB of $190 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $75 million with three major financial institutions which were all unused and available at June 30, 2014. In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions totaling $1.0 billion of which no balances were outstanding as at June 30, 2014. Utilization of these lines is subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at June 30, 2014.

As of June 30, 2014, the Company had qualifying loan and investment securities totaling approximately $687 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Quantitative and qualitative disclosures about market risk at December 31, 2013 were previously reported in the Company’s 2013 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at June 30, 2014 compared to December 31, 2013.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the six month period ended June 30, 2014. The Company had no derivative financial instruments in place at June 30, 2014 and December 31, 2013.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at June 30, 2014 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at June 30, 2014, shows a positive cumulative static gap of $320.1 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning June 30, 2014.

Gradual Change in Interest Rates	Percent Change in Estimated Net Interest Income from June 30, 2014	Policy Limit
+200 basis points	1.1%	(5.0)%
-100 basis points	(2.6)%	(5.0)%

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

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

The Company’s CEO and CFO have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

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

The following table sets forth information with respect to purchases made by the Company of its common stock during the three month period ended June 30, 2014:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2014 – April 30, 2014	-	-	-	-
May 1, 2014 – May 31, 2014	1,946	$18.01	-	-
June 1, 2014 – June 30, 2014	-	-	-	-

Total	1,946	$18.01	-	-

(1)	Represents shares of common stock withheld from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards.
(2)	The Company does not have a stock repurchase plan or program in place.

Item 6.	Exhibits

(A) Exhibits

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (1)

3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp. (2)

10.16	Hudson Valley Holding Corp. 2010 Omnibus Incentive Plan: Employee Performance-Based Restricted Stock Unit Award Agreement (3)

10.17	Change in Control Agreement, dated April 10, 2014, between Hudson Valley Bank, N.A. and Stephen R. Brown* (3)

10.18	Change in Control Agreement, dated April 10, 2014, between Hudson Valley Bank, N.A. and Michael J. Indiveri* (3)

10.19	Change in Control Agreement, dated April 10, 2014, between Hudson Valley Bank, N.A. and James P. Blose* (3)

10.20	Change in Control Agreement, dated April 10, 2014, between Hudson Valley Bank, N.A. and Michael E. Finn* (3)

10.21	Change in Control Agreement, dated April 10, 2014, between Hudson Valley Bank, N.A. and John M. Swadba* (3)

10.22	Change in Control Agreement, dated April 10, 2014, between Hudson Valley Bank, N.A. and Scott J. Skorobohaty* (3)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

(1)	Incorporated herein by reference to the Form 10-Q filed on October 20, 2009.
(2)	Incorporated herein by reference to the Form 8-K filed on April 28, 2010.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/S/ MICHAEL J. INDIVERI
Michael J. Indiveri
Executive Vice President,
Chief Financial Officer

August 6, 2014