Form 10-Q
period 2014-09-30
HUDSON VALLEY HOLDING CORP
filed 2014-11-06
CIK 722256

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2014
Common stock, par value $0.20 per share	20,001,454

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	September 30
	2014	2013
Interest Income:
Loans, including fees	$20,473	$18,805
Securities:
Taxable	3,521	2,352
Exempt from Federal income taxes	585	696
Federal funds sold	7	8
Deposits in banks	241	548
Total interest income	24,827	22,409
Interest Expense:
Deposits	1,224	1,207
Securities sold under repurchase agreements and other short-term borrowings	11	6
Other borrowings	—	183
Total interest expense	1,235	1,396
Net Interest Income	23,592	21,013
Provision for loan losses	651	767
Net interest income after provision for loan losses	22,941	20,246
Non-Interest Income:
Service charges	1,439	1,434
Investment advisory fees	1,922	1,915
Realized gains on securities available for sale, net	1	—
Other income	657	840
Total non-interest income	4,019	4,189
Non-Interest Expense:
Salaries and employee benefits	12,603	11,213
Occupancy	2,131	2,093
Professional services	1,796	1,979
Equipment	1,065	1,032
Business development	756	547
FDIC assessment	559	1,007
Other operating expenses	3,273	3,675
Total non-interest expense	22,183	21,546
Income before income taxes	4,777	2,889
Income taxes	1,515	394
Net Income	$3,262	$2,495
Basic earnings per common share	$0.16	$0.13
Diluted earnings per common share	$0.16	$0.13

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended
	September 30
	2014	2013
Interest Income:
Loans, including fees	$59,516	$56,890
Securities:
Taxable	8,594	6,937
Exempt from Federal income taxes	1,837	2,244
Federal funds sold	23	30
Deposits in banks	973	1,536
Total interest income	70,943	67,637
Interest Expense:
Deposits	3,486	3,746
Securities sold under repurchase agreements and other short-term borrowings	26	22
Other borrowings	10	542
Total interest expense	3,522	4,310
Net Interest Income	67,421	63,327
Provision for loan losses	1,189	1,828
Net interest income after provision for loan losses	66,232	61,499
Non-Interest Income:
Service charges	4,637	4,567
Investment advisory fees	5,720	5,807
Realized gains on securities available for sale, net	39	—
Gains on sales and revaluation of loans held for sale and other real estate owned, net	—	17
Prepayment penalty - FHLB Borrowings	(1,860)	—
Other income	1,893	2,196
Total non-interest income	10,429	12,587
Non-Interest Expense:
Salaries and employee benefits	38,335	33,615
Occupancy	6,515	6,303
Professional services	5,417	5,215
Equipment	3,043	3,089
Business development	2,354	1,590
FDIC assessment	1,687	2,900
Other operating expenses	8,712	8,263
Total non-interest expense	66,063	60,975
Income Before Income Taxes	10,598	13,111
Income Taxes	3,294	3,478
Net Income	$7,304	$9,633
Basic Earnings Per Common Share	$0.37	$0.49
Diluted Earnings Per Common Share	$0.36	$0.49

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net income	$3,262	$2,495	$7,304	$9,633
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities available for sale:
Total gains	—	276	—	826
Losses recognized in earnings	—	—	—	—
Gains recognized in comprehensive income	—	276	—	826
Income tax effect	—	(113)	—	(339)
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	—	163	—	487
Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the period	(4,595)	(1,081)	3,769	(13,357)
Income tax effect	1,810	434	(1,428)	5,163
	(2,785)	(647)	2,341	(8,194)
Gains recognized in earnings	(1)	—	(39)	—
Income tax effect	—	—	16	—
	(1)	—	(23)	—
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily-impaired, net of tax	(2,786)	(647)	2,318	(8,194)
Unrealized holding gains (losses) on securities, net	(2,786)	(484)	2,318	(7,707)
Accrued benefit liability adjustment:
Net gain during the period	(152)	—	(152)	—
Reclassification adjustment for amortization of prior service cost and
net gain/loss included in net period pension cost	52	155	428	465
Income tax effect	40	(61)	(110)	(185)
Net of tax	(60)	94	166	280
Other comprehensive income (loss)	(2,846)	(390)	2,484	(7,427)
Comprehensive Income	$416	$2,105	$9,788	$2,206

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30	December 31
	2014	2013
ASSETS
Cash and non-interest earning due from banks	$48,995	$37,711
Interest earning deposits in banks	292,076	661,643
Total cash and cash equivalents	341,071	699,354
Federal funds sold	13,608	27,134
Securities available for sale, at estimated fair value (amortized cost of $847,607 in
2014 and $550,785 in 2013)	842,750	542,198
Securities held to maturity, at amortized cost (estimated fair value of $4,837 in
2014 and $6,556 in 2013)	4,575	6,238
Federal Home Loan Bank of New York (FHLB) stock	2,409	3,478
Loans (net of allowance for loan losses of $27,722 in 2014 and $25,990 in 2013)	1,800,653	1,606,179
Accrued interest and other receivables	15,341	14,663
Premises and equipment, net	15,451	15,103
Deferred income tax, net	28,514	31,433
Bank owned life insurance	42,735	41,224
Goodwill	5,142	5,142
Other intangible assets	570	713
Other assets	7,278	6,340
Total Assets	$3,120,097	$2,999,199

LIABILITIES
Deposits:
Non-interest bearing	$1,077,422	$1,069,631
Interest bearing	1,691,229	1,564,113
Total deposits	2,768,651	2,633,744
Securities sold under repurchase agreements and other short-term borrowings	29,890	34,379
Other borrowings	—	16,388
Accrued interest and other liabilities	30,212	30,379
Total Liabilities	2,828,753	2,714,890

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares
outstanding in 2014 and 2013, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding
19,984,957 and 19,935,559 shares in 2014 and 2013, respectively	4,257	4,247
Additional paid-in capital	352,322	351,108
Retained earnings (deficit)	(3,784)	(7,111)
Accumulated other comprehensive loss	(3,887)	(6,371)
Treasury stock, at cost; 1,299,414 shares in 2014 and 2013	(57,564)	(57,564)
Total Stockholders' Equity	291,344	284,309
Total Liabilities and Stockholders' Equity	$3,120,097	$2,999,199

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine months Ended September 30, 2014 and 2013

(In thousands, except share and per share data)

						Accumulated
	Number of			Additional	Retained	Other
	Shares	Common	Treasury	Paid-in	Earnings	Comprehensive
	Outstanding	Stock	Stock	Capital	(Deficit)	Income (Loss)	Total

Balance at January 1, 2013	19,761,426	$4,212	$(57,564)	$348,643	$(3,471)	$(849)	$290,971
Net income	—	—	—	—	9,633	—	9,633
Other comprehensive loss	—	—	—	—	—	(7,427)	(7,427)
Common stock issued for dividend reinvestment	1,656	—	—	29	—	—	29
Vesting and exercise of stock options, net of tax	14,002	4	—	240	—	—	244
Restricted stock awards and related expense	126,253	25	—	800	—	—	825
Cash dividends ($0.18 per share)	—	—	—	—	(3,573)	—	(3,573)
Balance at September 30, 2013	19,903,337	$4,241	$(57,564)	$349,712	$2,589	$(8,276)	$290,702

Balance at January 1, 2014	19,935,559	$4,247	$(57,564)	$351,108	$(7,111)	$(6,371)	$284,309
Net income	—	—	—	—	7,304	—	7,304
Other comprehensive income	—	—	—	—	—	2,484	2,484
Common stock issued for dividend reinvestment	2,397	—	—	41	—	—	41
Vesting and exercise of stock options, net of tax	6,413	2	—	120	—	—	122
Restricted stock awards and related expense	40,588	8	—	1,053	—	—	1,061
Cash dividends ($0.20 per share)	—	—	—	—	(3,977)	—	(3,977)
Balance at September 30, 2014	19,984,957	$4,257	$(57,564)	$352,322	$(3,784)	$(3,887)	$291,344

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30
	2014	2013
Operating Activities:
Net Income	$7,304	$9,633
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,189	1,828
Depreciation and amortization	2,069	3,616
Realized gain on security transactions net	(39)	—
Amortization of premiums on securities, net	1,992	1,309
Realized gain on sale of loans and revaluation of OREO, net	—	(17)
Increase in cash value of bank owned life insurance	(1,250)	(1,334)
Amortization of other intangible assets	143	143
Share-based payment expense	1,061	825
Deferred tax expense (benefit)	1,396	(752)
Increase (decrease) in deferred loan fees, net	848	(3,619)
(Increase) decrease in accrued interest and other receivables	(678)	2,701
(Increase) decrease in other assets	(938)	5,118
Excess tax benefit from share-based payment arrangements	(66)	(34)
Increase (decrease) in accrued interest and other liabilities	111	(2,673)
Net Cash Provided by Operating Activities	13,142	16,744

Investing Activities:
Net decrease in short term investments	13,526	858
Decrease in FHLB stock	1,069	1,348
Proceeds from maturities of securities available for sale	95,251	154,328
Proceeds from maturities of securities held to maturity	1,667	3,298
Proceeds from sales of securities available for sale	10,469	789
Purchases of securities available for sale	(404,499)	(253,298)
Net increase in loans	(196,512)	(107,257)
Proceeds from sales of OREO	—	267
Premiums paid on bank owned life insurance	(261)	(261)
Net (purchases) sales of premises and equipment	(2,417)	4,694
Net Cash Used in Investing Activities	(481,707)	(195,234)

Financing Activities:
Proceeds from issuance of common stock	163	273
Excess tax benefits from share-based payment arrangements	66	34
Net increase in deposits	134,907	144,979
Cash dividends paid	(3,977)	(3,573)
Repayment of other borrowings	(16,388)	(30)
Net decrease in securities sold under repurchase agreements and short-term borrowings	(4,489)	(13,586)
Net Cash Provided by Financing Activities	110,282	128,097

Decrease in Cash and Cash Equivalents	(358,283)	(50,393)
Cash and Cash Equivalents, Beginning of Period	699,354	827,523
Cash and Cash Equivalents, End of Period	$341,071	$777,130

Supplemental Disclosures:
Interest paid	$3,614	$4,230
Income tax payments	—	5,095
Change in unrealized loss on securities available for sale, net of tax	2,318	(7,707)
Transfers from loans held for sale back to loan portfolio	—	2,317

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

The Company provides financial services through its wholly-owned subsidiary, Hudson Valley Bank, N.A. (“HVB” or the “Bank”), a national banking association established in 1972, with operational headquarters in Westchester County, New York. HVB has 17 branch offices in Westchester County, New York, 4 in Manhattan, New York, 4 in Bronx County, New York, 2 in Rockland County, New York, and 1 in Kings County, New York. During 2013, the Company announced and completed the consolidation and/or closure of its 6 Connecticut branches, 1 branch in Westchester, and 1 branch in Manhattan, New York.

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

The accounting and reporting policies followed in the presentation of the unaudited condensed consolidated financial statements are consistent with those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K. Management has evaluated all significant events and transactions that occurred after September 30, 2014, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

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

3.  Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at the dates indicated:

	September 30, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$119,020	$92	$666	$118,446
Mortgage-backed securities - residential	615,444	2,113	8,097	609,460
Obligations of states and political subdivisions	102,470	1,154	51	103,573
Other debt securities	971	3	1	973
Total debt securities	837,905	3,362	8,815	832,452
Mutual funds and other equity securities	9,702	870	274	10,298
Total	$847,607	$4,232	$9,089	$842,750

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Held to Maturity
Mortgage-backed securities - residential	$2,456	$232	—	$2,688
Obligations of states and political subdivisions	2,119	30	—	2,149
Total	$4,575	$262	—	$4,837

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$94,427	$35	$770	$93,692
Mortgage-backed securities - residential	349,216	2,211	11,732	339,695
Obligations of states and political subdivisions	87,884	1,520	100	89,304
Other debt securities	9,529	4	4	9,529
Total debt securities	541,056	3,770	12,606	532,220
Mutual funds and other equity securities	9,729	636	387	9,978
Total	$550,785	$4,406	$12,993	$542,198

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Held to Maturity
Mortgage-backed securities - residential	$3,133	$249	—	$3,382
Obligations of states and political subdivisions	3,105	69	—	3,174
Total	$6,238	$318	—	$6,556

Included in other debt securities at December 31, 2013, were investments in pooled trust preferred securities with an original cost of $19,995 and a carrying value of $8,753. These investments had been severely negatively affected by the economic downturn of recent years and had accumulated other-than-temporary impairment (“OTTI”) losses of $11,242. The Company sold these investments in January 2014 using the specific identification method without further loss. There were no OTTI losses recognized in the nine month periods ended September 30, 2014 or 2013.

The following table summarizes the change in pretax OTTI credit related losses on securities available for sale for the periods indicated:

	Nine Months Ended September 30,
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

At September 30, 2014 and December 31, 2013, securities having a stated value of approximately $321,629 and $216,051, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the fair value and gross unrealized loss of the Company’s investments, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$40,431	$323	$21,213	$343	$61,644	$666
Mortgage-backed securities - residential	365,876	2,573	157,740	5,524	523,616	8,097
Obligations of states and political subdivisions	10,119	37	2,213	14	12,332	51
Other debt securities	510	1	—	—	510	1
Total debt securities	416,936	2,934	181,166	5,881	598,102	8,815
Mutual funds and other equity securities	16	1	8,887	273	8,903	274
Total temporarily impaired securities	$416,952	$2,935	$190,053	$6,154	$607,005	$9,089

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$53,299	$761	$3,469	$9	$56,768	$770
Mortgage-backed securities - residential	240,192	10,593	20,216	1,139	260,408	11,732
Obligations of states and political subdivisions	8,060	94	1,322	6	9,382	100
Other debt securities	203	2	98	2	301	4
Total debt securities	301,754	11,450	25,105	1,156	326,859	12,606
Mutual funds and other equity securities	—	—	8,785	387	8,785	387
Total temporarily impaired securities	$301,754	$11,450	$33,890	$1,543	$335,644	$12,993

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2014 or December 31, 2013.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 242 and 215 at September 30, 2014 and December 31, 2013, respectively. The Company has determined that it does not intend to sell, nor is it more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. The Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates and other market conditions. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

The contractual maturity of all debt securities held at September 30, 2014 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Contractual Maturity
Within 1 year	$46,554	$46,650	—	-
After 1 year but within 5 years	149,336	149,585	$2,119	$2,149
After 5 year but within 10 years	26,571	26,757	—	—
After 10 years	—	—	—	—
Mortgage-backed securities - residential	615,444	609,460	2,456	2,688
Total	$837,905	$832,452	$4,575	$4,837

4.  Loans

The loan portfolio is comprised of the following:

	September 30	December 31
	2014	2013
	(In thousands)
Real Estate:
Commercial	$639,049	$593,476
Construction	84,723	88,311
Residential Multi-Family	328,063	226,898
Residential Other	404,470	432,999
Commercial & Industrial	318,257	258,578
Individuals & Lease Financing	53,282	30,528
Total loans	1,827,844	1,630,790
Deferred loan costs, net	531	1,379
Allowance for loan losses	(27,722)	(25,990)
Loans, net	$1,800,653	$1,606,179

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

The following table presents the allowance for loan losses by portfolio segment for the periods indicated:

	For the three months ended September 30, 2014
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Balance at beginning of period	$11,831	$4,460	$6,431	$4,177	$376	$27,275
Charge-offs	(202)	—	(325)	—	(26)	(553)
Recoveries	195	—	43	103	8	349
Net Recoveries (Charge-offs)	(7)	—	(282)	103	(18)	(204)
Provision for loan losses	148	(92)	366	(135)	364	651
Net change during the period	141	(92)	84	(32)	346	447
Balance at end of period	$11,972	$4,368	$6,515	$4,145	$722	$27,722

	For the nine months ended September 30, 2014
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Balance at beginning of period	$11,231	$4,641	$6,236	$3,436	$446	$25,990
Charge-offs	(202)	—	(1,011)	(99)	(36)	(1,348)
Recoveries	983	37	191	539	141	1,891
Net Recoveries (Charge-offs)	781	37	(820)	440	105	543
Provision for loan losses	(40)	(310)	1,099	269	171	1,189
Net change during the period	741	(273)	279	709	276	1,732
Balance at end of period	$11,972	$4,368	$6,515	$4,145	$722	$27,722

	For the three months ended September 30, 2013
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Balance at beginning of period	$11,344	$4,112	$6,446	$3,638	$386	$25,926
Charge-offs	(281)	(94)	(595)	(228)	(150)	(1,348)
Recoveries	50	—	293	156	19	518
Net Charge-offs	(231)	(94)	(302)	(72)	(131)	(830)
Provision for loan losses	(303)	424	572	(121)	195	767
Net change during the period	(534)	330	270	(193)	64	(63)
Balance at end of period	$10,810	$4,442	$6,716	$3,445	$450	$25,863

	For the three months ended September 30, 2013
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Balance at beginning of period	$10,090	$3,949	$8,119	$4,077	$377	$26,612
Charge-offs	(649)	(676)	(2,165)	(903)	(397)	(4,790)
Recoveries	107	3	1,646	405	52	2,213
Net Charge-offs	(542)	(673)	(519)	(498)	(345)	(2,577)
Provision for loan losses	1,262	1,166	(884)	(134)	418	1,828
Net change during the period	720	493	(1,403)	(632)	73	(749)
Balance at end of period	$10,810	$4,442	$6,716	$3,445	$450	$25,863

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of the dates indicated:

	September 30, 2014
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$11,972	$4,368	$6,515	$4,145	$722	$27,722
Individually evaluated for impairment	—	—	—	—	—	—
Total allowance for loan losses	$11,972	$4,368	$6,515	$4,145	$722	$27,722

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$613,965	$83,844	$719,499	$309,850	$53,282	$1,780,440
Individually evaluated for impairment	25,084	879	13,034	8,407	—	47,404
Total loans	$639,049	$84,723	$732,533	$318,257	$53,282	$1,827,844

	December 31, 2013
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$11,231	$4,641	$6,236	$3,436	$446	$25,990
Individually evaluated for impairment	—	—	—	—	—	—
Total allowance for loan losses	$11,231	$4,641	$6,236	$3,436	$446	$25,990

Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$580,561	$87,432	$642,957	$248,260	$30,528	$1,589,738
Individually evaluated for impairment	12,915	879	16,940	10,318	—	41,052
Total loans	$593,476	$88,311	$659,897	$258,578	$30,528	$1,630,790

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of the dates indicated:

	September 30, 2014		December 31, 2013
		Past Due		Past Due
		90 Days and		90 Days and
	Non-Accrual	Still Accruing	Non-Accrual	Still Accruing
	(In thousands)
Loans:
Commercial Real Estate:
Owner occupied	$3,052	—	$3,768	—
Non owner occupied	12,438	—	2,861	—
Construction:
Commercial	879	—	879	—
Residential	—	—	—	—
Residential:
Multifamily	—	—	1,282	—
1-4 family	9,678	—	12,164	—
Home equity	980	—	1,113	—
Commercial & Industrial	—	—	1,422	—
Other:
Lease financing & other	—	—	—	—
Overdrafts	—	—	—	—
Total	$27,027	—	$23,489	—

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $391 and $819 for the three and nine month periods ended September 30, 2014, respectively, and $341 and $820 for the same periods in the prior year. There was no interest income recorded on non-accrual loans during the nine month periods ended September 30, 2014 and 2013.

The following table presents the aging of loans (including past due and non-accrual loans) by class of loans as of the dates indicated:

	September 30, 2014
	31-60 Days	61-89 Days	90 Days Or	Total
	Past Due	Past Due	More Past Due	Past Due	Current	Total
	(In thousands)
Loans:
Commercial Real Estate:
Owner occupied	—	—	$205	$205	$169,462	$169,667
Non owner occupied	$10,050	—	3,188	13,238	456,144	469,382
Construction:
Commercial	—	—	879	879	49,982	50,861
Residential	—	—	—	—	33,862	33,862
Residential:
Multifamily	550	—	—	550	327,513	328,063
1-4 family	572	$319	4,522	5,413	284,026	289,439
Home equity	2,846	—	980	3,826	111,205	115,031
Commercial & Industrial	1,339	575	—	1,914	316,343	318,257
Other:
Lease financing & other	2	—	—	2	51,939	51,941
Overdrafts	—	—	—	—	1,341	1,341
Total	$15,359	$894	$9,774	$26,027	$1,801,817	$1,827,844

	December 31, 2013
	31-60 Days	61-89 Days	90 Days Or	Total
	Past Due	Past Due	More Past Due	Past Due	Current	Total
	(In thousands)
Loans:
Commercial Real Estate:
Owner occupied	—	$158	$704	$862	$167,509	$168,371
Non owner occupied	$200	—	2,861	3,061	422,044	425,105
Construction:
Commercial	—	—	879	879	46,160	47,039
Residential	1	—	—	1	41,271	41,272
Residential:
Multifamily	—	—	—	—	226,898	226,898
1-4 family	1,012	190	11,841	13,043	307,598	320,641
Home equity	408	540	1,113	2,061	110,297	112,358
Commercial & Industrial	1,606	321	1,365	3,292	255,286	258,578
Other:
Lease financing & other	185	4	—	189	29,437	29,626
Overdrafts	—	—	—	—	902	902
Total	$3,412	$1,213	$18,763	$23,388	$1,607,402	$1,630,790

Impaired loans and the recorded investment in impaired loans as of the dates indicated were as follows:

	September 30, 2014			December 31, 2013
	Unpaid		Allowance for	Unpaid		Allowance for
	Principal	Recorded	Loan Losses	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(In thousands)
With no related allowance recorded:
Commercial Real Estate:
Owner occupied	$11,298	$11,218	—	$10,320	$10,054	—
Non owner occupied	14,035	13,867	—	2,861	2,861	—
Construction:
Commercial	1,231	879	—	1,231	879	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	1,603	1,603	—	2,921	2,921	—
1-4 family	12,627	10,375	—	14,782	12,831	—
Home equity	1,055	1,055	—	1,705	1,188	—
Commercial & Industrial	8,410	8,407	—	11,421	10,318	—
Total loans	$50,259	$47,404	—	$45,241	$41,052	—

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan.

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average		Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income	Investment	Income	Investment	Income
	(In thousands)
Commercial Real Estate:
Owner occupied	$ 11,161	$ 18	$ 19,554	$ 3	$ 10,993	$ 55	$ 20,742	$ 10
Non owner occupied	9,330	81	3,030	62	5,819	238	3,135	187
Construction:
Commercial	879	—	927	—	879	—	1,210	—
Residential	—	—	1,661	8	—	—	1,822	19
Residential:
Multifamily	1,609	17	3,275	39	1,835	52	3,238	118
1-4 family	11,369	12	13,088	—	12,223	36	12,445	—
Home equity	1,093	1	825	—	1,127	1	708	—
Commercial & Industrial	8,710	98	11,385	106	9,184	295	11,711	327
Lease Financing & Other	—	—	—	—	—	—	—	—
Total	$ 44,151	$ 227	$ 53,745	$ 218	$ 42,060	$ 677	$ 55,011	$ 661

During the nine months ended September 30, 2014, the terms of certain loans were modified as troubled debt restructurings (“TDRs”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The Company is not committed to extend any additional credit to borrowers whose loans are classified as TDRs. Impaired loans as of September 30, 2014 and December 31, 2013 included $31,256 and $30,864, respectively, of loans considered to be TDRs. The Company classifies all loans considered to be TDRs as impaired.

For the nine month period ended September 30, 2014, sixteen TDRs with carrying amounts of $20,377 were on accrual status and performing in accordance with their modified terms. All other TDRs for the nine month period ended September 30, 2014 were on non-accrual status. At September 30, 2014, there was one loan totaling $3,874 modified as a TDR that was in payment default within twelve months following the modification. There were no TDRs with payment defaults within twelve months following the modification during the nine month periods ended September 30, 2013. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

The following tables present loans by class modified as TDRs that occurred during the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
(Dollars in thousands)
Commercial Real Estate:
Owner occupied	1	$ 602	$ 602	2	$ 1,901	$ 1,901
Non owner occupied	—	—	—	2	1,444	1,444
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	—	—	—
1-4 family	2	157	157	4	365	365
Home equity	—	—	—	1	75	75
Commercial & Industrial	—	—	—	—	—	—
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	ù	—	—
Total	3	$ 759	$ 759	9	$ 3,785	$ 3,785

The TDRs described above resulted in no charge-offs during the nine month period ended September 30, 2014.

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
(Dollars in thousands)
Commercial Real Estate:
Owner occupied	—	—	—	—	—	—
Non owner occupied	—	—	—	1	$ 5,546	$ 5,546
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	—	—	—
1-4 family	3	$ 4,440	$ 4,393	7	9,643	9,419
Home equity	1	75	75	1	75	75
Commercial & Industrial	—	—	—	2	569	538
Other:
Lease financing and other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Total	4	$ 4,515	$ 4,468	11	$ 15,833	$ 15,578

The TDRs described above resulted in charge-offs of $48 and $269 during the three and nine month periods ended September 30, 2013, respectively.

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

The following table presents the risk category by class of loans as of the dates indicated of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial Real Estate:
Owner occupied	$134,494	$15,765	$19,408	—	$169,667
Non owner occupied	436,857	13,966	18,559	—	469,382
Construction:
Commercial	44,482	5,500	879	—	50,861
Residential	33,862	—	—	—	33,862
Residential:
Multifamily	325,462	2,601	—	—	328,063
1-4 family	26,937	2,384	14,084	—	43,405
Home equity	32	—	1,750	—	1,782
Commercial & Industrial	308,237	7,617	2,403	—	318,257
Lease Financing & Other	46,681	—	175	—	46,856
Total loans	$1,357,044	$47,833	$57,258	—	$1,462,135

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial Real Estate:
Owner occupied	$139,108	$6,342	$22,921	—	$168,371
Non owner occupied	399,009	14,024	12,072	—	425,105
Construction:
Commercial	46,160	—	879	—	47,039
Residential	37,931	3,341	—	—	41,272
Residential:
Multifamily	222,147	2,550	2,201	—	226,898
1-4 family	42,158	2,008	17,274	—	61,440
Home equity	34	—	1,112	—	1,146
Commercial & Industrial	249,238	5,207	4,133	—	258,578
Lease Financing & Other	28,391	—	270	—	28,661
Total loans	$1,164,176	$33,472	$60,862	—	$1,258,510

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

The following table presents the delinquency categories by class of loans as of the dates indicated for loans evaluated for risk in groups of homogeneous loans:

	September 30, 2014
	31-59 Days	60-89 Days	90 Days Or	Total
	Past Due	Past Due	More Past Due	Past Due	Current	Total
	(In thousands)
Residential:
1-4 family	$227	$122	—	$349	$245,684	$246,033
Home equity	2,747	—	—	2,747	110,503	113,250
Other:
Other loans	2	—	—	2	5,081	5,083
Overdrafts	—	—	—	—	1,343	1,343
Total loans	$2,976	$122	—	$3,098	$362,611	$365,709

	December 31, 2013
	31-59 Days	60-89 Days	90 Days Or	Total
	Past Due	Past Due	More Past Due	Past Due	Current	Total
	(In thousands)
Residential:
1-4 family	$705	$115	—	$820	$258,381	$259,201
Home equity	408	540	—	948	110,264	111,212
Other:
Other loans	23	4	—	27	938	965
Overdrafts	—	—	—	—	902	902
Total loans	$1,136	$659	—	$1,795	$370,485	$372,280

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

The following table presents the calculation of earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$3,262	$2,495	$7,304	$9,633
Less: Dividends paid on and earnings allocated to participating securities	45	$40	101	136
Income attributable to common stock	$3,217	$2,455	$7,203	$9,497
Weighted average common shares outstanding, including participating
securities	19,987,656	19,902,465	19,987,074	19,866,599
Less: Weighted average participating securities	271,048	304,970	279,636	285,361
Weighted average common shares outstanding	19,716,608	19,597,495	19,707,438	19,581,238
Basic earnings per common share	$0.16	$0.13	$0.37	$0.49

Income attributable to common stock	$3,217	$2,455	$7,203	$9,497
Weighted average common shares outstanding	19,716,608	19,597,495	19,707,438	19,581,238
Weighted average common equivalent shares outstanding	54,725	—	46,541	—
Weighted average common and equivalent shares outstanding	19,771,333	19,597,495	19,753,979	19,581,238
Diluted earnings per common share	$0.16	$0.13	$0.36	$0.49

Dividends per common share	$0.08	$0.06	$0.20	$0.18

There were 209,925 and 342,733 options outstanding at September 30, 2014, and 2013, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

6.  Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(In thousands)
Service cost	$45	$131	$263	$393
Interest cost	100	152	407	457
Amortization of prior service cost	—	(54)	—	(163)
Amortization of net loss	52	209	428	628
Net periodic pension cost	$197	$438	$1,098	$1,315

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2013 Annual Report on Form 10-K that it expected to contribute $1,067 to the unfunded defined benefit plans during 2014. During the third quarter of 2014, a participant elected earlier than anticipated payments resulting in an increase of the expected contributions to $1,124 for fiscal year 2014. The Company contributed $339 and $790 to these plans for the three and nine month periods ended September 30, 2014, respectively.

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

The following table summarizes stock-based compensation activity for the nine month period ended September 30, 2014:

		Weighted	Aggregate	Weighted Average
		Average Grant or	Intrinsic Value (2)	Remaining
Prior Option Plans (1):	Shares	Exercise Price	(In thousands)	Contractual Term
Outstanding at December 31, 2013	295,627	$21.62
Granted	—	—
Exercised	(6,413)	18.78
Cancelled or Expired	(24,657)	22.15
Outstanding at September 30, 2014	264,557	21.64	$—	0.8

Exercisable at September 30, 2014	264,557	21.64	—	0.8

Non-vested at September 30, 2014	—	—

2010 Omnibus Incentive Plan:

Non-vested at December 31, 2013	251,274	$16.30
Granted at fair value	175,052	18.19
Restriction released	(40,708)	16.48
Cancelled	(62,861)	16.57
Non-vested at September 30, 2014	322,757	17.25

Available for grant at December 31, 2013	968,762
Restricted stock awards	(175,052)	$18.14
Unissued or cancelled	123,823	16.41
Available for future grant	917,533

(1)	2010 Omnibus Incentive Plan includes restricted stock awards while prior option plans do not.
(2)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. This amount changes based on the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the nine month period ended September 30, 2014 or the year ended December 31, 2013.

There was no net compensation expense related to stock options included in net income for the nine month periods ended September 30, 2014 and 2013. There was no remaining unrecognized compensation expense related to stock options at September 30, 2014 and 2013.

During 2014, the Company granted 65,531 of restricted stock units. Each unit cliff vests three years from the date of grant with the amount of shares awarded dependent upon the Company’s performance relative to a defined peer group. No expense has been recognized in either the three or nine months ended September 30, 2014.

Compensation expense of $1,436 and $888 related to the Company’s restricted stock awards was included in net income for the nine month periods ended September 30, 2014 and 2013, respectively. The tax effect related thereto was $595 and $361, respectively. Unrecognized compensation expense related to restricted stock awards totaled $3,133 at September 30, 2014. This expense is expected to be recognized over a remaining weighted average period of 2.1 years.

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

Assets and liabilities measured at fair value are summarized below:

	September 30, 2014
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$118,446	—	$118,446
Mortgage-backed securities - residential	—	609,460	—	609,460
Obligations of states and political subdivisions	—	103,573	—	103,573
Other debt securities	—	973	—	973
Mutual funds and other equity securities	$10,298	—	—	10,298
Total assets at fair value	$10,298	$832,452	—	$842,750

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial Real Estate	—	—	$725	$725
Construction	—	—	—	—
Residential	—	—	3,874	3,874
Commercial & Industrial	—	—	—	—
Total assets at fair value	—	—	$4,599	$4,599

(1)

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally customized discounting criteria. The recorded investment in impaired loans subject to fair value reporting on September 30, 2014 was $4,599 for which no specific allowance has been established within the allowance for loan losses. During the nine months ended September 30, 2014, $362 of charge-offs were recorded related to these loans. The level of charge-offs has a direct impact on the determination of the provision for loan losses. The fair values were based on internally customized discounting criteria of the collateral and thus classified as Level 3 fair values.

	December 31, 2013
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value at
	September 30, 2014	Valuation	Unobservable
Asset	(In thousands)	Technique	Inputs	Discount
Impaired loans - residential real estate	$3,874	Sales comparison approach	Discounts to appraisals for market conditions	5%

Impaired loans - commercial real estate	725	Sales comparison approach	Discounts to appraisals for market conditions	5%

	Fair Value at
	December 31, 2013	Valuation	Unobservable	Discount Range
Asset	(In thousands)	Technique	Inputs	(Weighted Average)
Impaired loans - residential real estate	$380	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

Impaired loans - commercial and industrial	895	Sales comparison approach	Discounts to appraisals for market conditions	0% (0%)

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	—	$3,335	—	$2,950
Additions to Level 3	—	54	—	213
Net unrealized gain included in other comprehensive income (1)	—	276	—	826
Principal payments	—	(377)	—	(701)
Balance at end of period	—	$3,288	—	$3,288

(1)	Reported under “Gains recognized in comprehensive income”

9.  Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2014 and December 31, 2013 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at the dates indicated were as follows:

			Fair Value Measurements
			Quoted Prices in	Significant	Significant
		Total	Active Markets for	Other Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
September 30, 2014	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Held to maturity securities and accrued interest	$4.6	$4.8	—	$4.8	—
FHLB Stock	2.4	N/A	—	—	—
Loans and accrued interest	1,830.0	1,833.5	—	—	$1,833.5

Liabilities:
Deposits with no stated maturity and accrued interest	2,658.3	2,658.3	$2,658.3	—	—
Time deposits and accrued interest	110.5	110.4	—	110.4	—
Securities sold under repurchase agreements and
other short-term borrowing and accrued interest	29.9	29.9	29.9	—	—

			Fair Value Measurements
			Quoted Prices in	Significant	Significant
		Total	Active Markets for	Other Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
December 31, 2013	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Held to maturity securities and accrued interest	$6.2	$6.6	—	$6.6	—
FHLB Stock	3.5	N/A	—	—	—
Loans and accrued interest	1,637.3	1,655.6	—	—	$1,655.6

Liabilities:
Deposits with no stated maturity and accrued interest	2,517.8	2,517.8	$2,517.8	—	—
Time deposits and accrued interest	116.1	116.1	—	116.1	—
Securities sold under repurchase agreements and
other short-term borrowing and accrued interest	34.4	34.4	34.4	—	—
Other borrowings and accrued interest	16.5	14.6	—	14.6	—

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

10.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and accrued benefit liability adjustments which are also recognized as separate components of equity. Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Defined	Other
	Available	Benefit	Comprehensive
	For Sale	Plans	Income (Loss)
	(In thousands)
Balance at January 1, 2014	$(5,328)	$(1,043)	$(6,371)
Other comprehensive income (loss) before reclassification	2,341	(91)	2,250
Amounts reclassified from accumulated other comprehensive income	(23)	257	234
Net other comprehensive income during period	2,318	166	2,484
Balance at September 30, 2014	$(3,010)	$(877)	$(3,887)

Balance at January 1, 2013	$624	$(1,473)	$(849)
Other comprehensive (loss) income before reclassification	(7,707)	—	(7,707)
Amounts reclassified from accumulated other comprehensive income	—	280	280
Net other comprehensive (loss) income during period	(7,707)	280	(7,427)
Balance at September 30, 2013	$(7,083)	$(1,193)	$(8,276)

The following table represents the reclassification out of accumulated other comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(In thousands)
Unrealized gains (losses) on securities available for sale:
Realized gains (losses) on securities transactions	$1	—	$39	—
Income tax expense	—	—	(16)	—
Net of tax	1	—	23	—
Amortization of pension and post-retirement benefit items:
Amortization of net actuarial loss	(52)	$(209)	(428)	$(628)
Amortization of prior service cost	—	54	—	163
Income tax expense	21	61	171	185
Net of tax	(31)	(94)	(257)	(280)
Total reclassifications, net of tax	$(30)	$(94)	$(234)	$(280)

The income statement line items impacted by the reclassification of unrealized gains (losses) on securities available for sale are net impairment loss recognized in earnings and income tax expense. The income statement line items impacted by the reclassification of amortization of pension and post-retirement benefit items are salaries and employee benefits and income tax expense.

11.  Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The ASU clarifies that an in substance repossession or foreclosure has occurred and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. Interim and annual disclosure is required of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new standard is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. We do not expect that this ASU will have a material impact on our results of operations or financial position.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies to all entities that dispose of components. It will significantly change current practices for assessing discontinued operations and affect an entity’s income and earnings per share from continuing operations. An entity is required to reclassify assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for all comparative periods presented. The ASU requires that an entity present in the statement of cash flows or disclose in a note either total operating and investing cash flows for discontinued operations, or depreciation, amortization, capital expenditures and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. The new standard applies prospectively after the effective date of December 15, 2014, and early adoption is permitted. We do not expect that his ASU will have a material impact on our results of operations or financial position.

12.  Subsequent Events

On November 4, 2014, the Company signed a definitive Agreement and Plan of Merger with Sterling Bancorp (“Sterling”) whereby the Company will be merged with and into Sterling.  The Company’s stockholders will receive 1.92 shares of Sterling common stock in the merger.  The merger has been approved by the boards of directors of both the Company and Sterling and is subject to approval by the Company’s and Sterling’s shareholders as well as regulatory approval and other customary closing conditions.  The merger is anticipated to close in the second quarter of 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at September 30, 2014 and December 31, 2013, and the consolidated results of operations for the nine month periods ended September 30, 2014 and September 30, 2013. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or the “Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2013 Annual Report on Form 10-K.

Forward-Looking Statements

In this Form 10-Q, the Company has made various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2014. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about items such as new and existing programs and products, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “intends,” “estimates,” “predicts,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” and words of similar import. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

•	future increased Federal Deposit Insurance Corporation, or FDIC, special assessments or changes to regular assessments;
•	potential liabilities under federal and state environmental laws;
•	legislative and regulatory changes to laws governing New York State’s taxation of HVB’s REIT subsidiary;
•

ability to obtain regulatory approvals and meet other closing conditions to the merger, including approval by Sterling Bancorp and Hudson Valley Holding Corp. stockholders, on the expected terms and schedule; and

•	delay in closing the merger.

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

The Company recorded net income for the three month period ended September 30, 2014 of $3.3 million or $0.16 per diluted share, an increase of $0.8 million compared to net income of $2.5 million or $0.13 per diluted share for the same period in the prior year. Net income for the nine month period ended September 30, 2014 was $7.3 million or $0.36 per diluted share, a decrease of $2.3 million compared to net income of $9.6 million or $0.49 per diluted share for the same period in the prior year. The increase in earnings for the three month period ended September 30, 2014, compared to the same period in the prior year, was primarily due to higher interest income on loans and investments, which was partially offset by an increase in non-interest expense. The decrease in earnings for the nine month period ended September 30, 2014, compared to the same period in the prior year, was primarily due to lower yields on loans and investment securities, executive severance payments and new hires in the ABL and equipment financing units coupled with lower non-interest income, which was primarily a result of a $1.9 million pre-tax charge for prepaying all $16.4 million of the Company’s outstanding Federal Home Loan Bank borrowings.

Total loans increased $197.0 million to $1,827.8 million during the nine month period ended September 30, 2014 compared to $1,630.8 million at the prior year end. The overall increase was primarily the result of new production and multi-family residential and commercial real estate loan purchases in excess of payoffs and net pay downs. The purchases were conducted as a part of the ongoing reinvestment of excess liquidity. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets increased to $27.0 million at September 30, 2014, compared to $23.5 million at December 31, 2013. The increase was primarily due to a commercial real estate loan relationship totaling $9.2 million which was transferred to non-accrual status. With the exception of this loan, overall reductions in classified and nonperforming loans have resulted from the Company’s aggressive strategies for resolving problem assets. However, levels of nonperforming and classified loans remain at elevated levels. As a result of these factors, the Company has continued to maintain the allowance for loan losses at a higher than historical level, while recognizing the measurable improvements in overall asset quality and the general economic outlook. The allowance for loan losses totaled $27.7 million or 1.52 percent of total loans at September 30, 2014, compared to $26.0 million or 1.59 percent of total loans at

December 31, 2013. The provision for loan losses totaled $0.7 million and $1.2 million for the three and nine month periods ended September 30, 2014, respectively, compared to $0.8 million and $1.8 million for the same periods in the prior year.

Total deposits increased by $135.0 million to $2,768.7 million during the nine month period ended September 30, 2014, compared to $2,633.7 million at the prior year end. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits.

The net interest margin was 3.12 percent and 3.10 percent, respectively, for the three and nine month periods ended September 30, 2014, compared to 2.99 percent and 3.07 percent, respectively, for the same periods in the prior year. The Company has increased its efforts to redeploy excess liquidity, primarily in new loans and purchasing investment securities while reducing interest expense by repaying other borrowings. Net interest income increased by $2.6 million or 12.3 percent to $23.6 million for the three month period ended September 30, 2014 compared to $21.0 million for the same period in the prior year. Net interest income increased by $4.1 million or 6.5 percent to $67.4 million for the nine month period ended September 30, 2014 compared to $63.3 million for the same period in the prior year.

The tax equivalent net interest margin was 3.16 percent and 3.15 percent for the three and nine month periods ended September 30, 2014, respectively, compared to 3.03 percent and 3.13 percent for the same periods in the prior year. As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $2.5 million or 11.8 percent to $23.9 million for the three month period ended September 30, 2014, compared to $21.4 million for the same period in the prior year. Tax equivalent basis net interest income increased by $3.9 million or 6.0 percent to $68.4 million for the nine month period ended September 30, 2014, compared to $64.5 million for the same period in the prior year. Tax equivalent basis net interest income is a non-GAAP financial measure.

The Company’s non-interest income was $4.0 million and $10.4 million for the three and nine month periods ended September 30, 2014, respectively, compared to $4.2 million and $12.6 million for the same periods in the prior year. The decrease for the nine month period ended September 30, 2014, compared to the same period in the prior year, was primarily due to a previously disclosed $1.9 million pre-tax charge for prepaying all $16.4 million of the Company’s outstanding Federal Home Loan Bank borrowings.

Non-interest expense was $22.2 million and $66.1 million, respectively, for the three and nine month periods ended September 30, 2014, compared to $21.5 million and $61.0 million, respectively, for the same periods in the prior year. The increase for the nine month period ended September 30, 2014, compared to the same period in the prior year, was primarily due to executive severance payments and new hires in the ABL and equipment financing units.

Hudson Valley’s capital ratios remain in excess of “well capitalized” levels generally applicable to banks under current regulations. At September 30, 2014, Hudson Valley Holding Corp. maintained a total risk-based capital ratio of 15.6 percent, a Tier 1 risk-based capital ratio of 14.3 percent, and a Tier 1 leverage ratio of 9.1 percent. At September 30, 2014, Hudson Valley Bank, N.A. maintained a total risk-based capital ratio of 15.3 percent, a Tier 1 risk-based capital ratio of 14.0 percent, and a Tier 1 leverage ratio of 8.8 percent.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors. There have been no changes to the Company’s critical accounting policies during the three months ended September 30, 2014.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2014 and September 30, 2013

Summary of Results

The Company recorded net income of $3.3 million or $0.16 per diluted share for the three month period ended September 30, 2014, compared to net income of $2.5 million or $0.13 per diluted share for the same period in the prior year. Net income for the nine month period ended September 30, 2014 was $7.3 million or $0.36 per diluted share, compared to net income of $9.6 million or $0.49 per diluted share for the same period in the prior year. The increase in net income for the three month period ended September 30, 2014, compared to the same period in the prior year, was primarily due to higher interest income on loans and investments. The decrease in net income for the nine month period ended September 30, 2014, compared to the same period in the prior year, was primarily due to lower yields on loans and investment securities, the $1.9 million pre-tax charge for prepaying all $16.4 million of the Company’s outstanding Federal Home Loan Bank borrowings and a $0.2 million tax charge related to the New York State Corporate Tax Reform enacted on March 31, 2014. The provision for loan losses totaled $0.7 million and $1.2 million for the three and nine month periods ended September 30, 2014, compared to $0.8 million and $1.8 million for the same periods in the prior year, respectively.

Annualized returns on average stockholders’ equity and average assets were 4.5 percent and 0.4 percent for the three month period ended September 30, 2014, compared to 3.4 percent and 0.3 percent for the same period in the prior year. Annualized returns on average stockholders’ equity and average assets were 3.4 percent and 0.3 percent for the nine month period ended September 30, 2014, compared to 4.4 percent and 0.4 percent for the same period in the prior year. Returns on adjusted average stockholders’ equity were 4.5 percent and 3.4 percent for the three month periods ended September 30, 2014 and 2013, respectively. Adjusted average stockholders’ equity excludes the effects of average net unrealized losses, net of tax, offset by the tax equivalent income adjustment, totaling $1.3 million and $7.8 million for the three month periods ended September 30, 2014 and 2013, respectively. Returns on adjusted average stockholders’ equity were 3.3 percent and 4.4 percent for the nine month periods ended September 30, 2014 and 2013, respectively. Adjusted average stockholders’ equity excludes the effects of average net unrealized losses, net of tax, offset by the tax equivalent income adjustment, totaling $1.9 million and $3.0 million for the nine month periods ended September 30, 2014 and 2013, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities for the periods indicated, as well as total interest and corresponding yields and rates.

	Three Months Ended September 30,
		2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest (3)	Rate	Balance	Interest (3)	Rate
(Unaudited)	(Dollars in thousands)
ASSETS
Interest earning assets:
Deposits in Banks	$ 400,657	$ 241	0.24%	$ 807,764	$ 548	0.27%
Federal funds sold	16,664	7	0.17%	19,360	8	0.17%
Securities: (1)
Taxable	748,917	3,521	1.88%	462,622	2,352	2.03%
Exempt from federal income taxes	101,465	900	3.55%	83,681	1,070	5.11%
Loans, net (2)	1,758,225	20,473	4.66%	1,450,338	18,805	5.19%
Total interest earning assets	3,025,928	25,142	3.32%	2,823,765	22,783	3.23%
Non-interest earning assets:
Cash & due from banks	61,361			59,577
Other assets	111,339			132,410
Total non-interest earning assets	172,700			191,987
Total assets	$ 3,198,628			$ 3,015,752
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Money market	$ 998,079	$ 825	0.33%	$ 886,735	$ 739	0.33%
Savings	119,233	34	0.11%	126,827	80	0.25%
Time	111,539	127	0.46%	120,797	148	0.49%
Checking with interest	548,495	238	0.17%	488,219	240	0.20%
Securities sold under repo & other s/t borrowings	34,831	11	0.13%	27,743	6	0.09%
Other borrowings	—	—	0.00%	16,402	183	4.46%
Total interest bearing liabilities	1,812,177	1,235	0.27%	1,666,723	1,396	0.34%
Non-interest bearing liabilities:
Demand deposits	1,062,638			1,015,931
Other liabilities	30,858			35,887
Total non-interest bearing liabilities	1,093,496			1,051,818
Stockholders' equity (1)	292,955			297,211
Total liabilities and stockholders' equity	$ 3,198,628			$ 3,015,752
Net interest earnings		$ 23,907			$ 21,387
Net yield on interest earning assets			3.16%			3.03%

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

	Nine Months Ended September 30,
		2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest (3)	Rate	Balance	Interest (3)	Rate
(Unaudited)	(Dollars in thousands)
ASSETS
Interest earning assets:
Deposits in Banks	$ 521,133	$ 973	0.25%	$ 794,649	$ 1,536	0.26%
Federal funds sold	18,969	23	0.16%	22,711	30	0.18%
Securities: (1)
Taxable	579,790	8,594	1.98%	423,549	6,937	2.18%
Exempt from federal income taxes	96,265	2,826	3.91%	83,268	3,452	5.53%
Loans, net (2)	1,682,525	59,516	4.72%	1,427,552	56,890	5.31%
Total interest earning assets	2,898,682	71,932	3.31%	2,751,729	68,845	3.34%
Non-interest earning assets:
Cash & due from banks	58,914			57,393
Other assets	110,513			133,755
Total non-interest earning assets	169,427			191,148
Total assets	$ 3,068,109			$ 2,942,877
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Money market	$ 948,784	$ 2,363	0.33%	$ 881,208	$ 2,364	0.36%
Savings	122,009	113	0.12%	127,014	267	0.28%
Time	113,481	392	0.46%	124,591	466	0.50%
Checking with interest	505,518	618	0.16%	433,088	649	0.20%
Securities sold under repo & other s/t borrowings	32,031	26	0.11%	27,926	22	0.11%
Other borrowings	300	10	4.44%	16,412	542	4.40%
Total interest bearing liabilities	1,722,123	3,522	0.27%	1,610,239	4,310	0.36%
Non-interest bearing liabilities:
Demand deposits	1,025,443			1,007,336
Other liabilities	29,213			30,960
Total non-interest bearing liabilities	1,054,656			1,038,296
Stockholders' equity (1)	291,330			294,342
Total liabilities and stockholders' equity	$ 3,068,109			$ 2,942,877
Net interest earnings		$ 68,410			$ 64,535
Net yield on interest earning assets			3.15%			3.13%

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

Non-GAAP Reconciliation to GAAP

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Dollars in thousands)
Total average interest earning assets:
As reported	$3,023,976	$2,810,870	$2,895,665	$2,746,618
Unrealized loss on securities available-for-sale (a)	1,952	12,895	3,017	5,111
Adjusted total average interest earning assets	$3,025,928	$2,823,765	$2,898,682	$2,751,729
Net interest income:
As reported	$23,592	$21,013	$67,421	$63,327
Adjustment to tax equivalency basis (b)	315	374	989	1,208
Adjusted net interest income	$23,907	$21,387	$68,410	$64,535
Net yield on average interest earning assets:
As reported	3.12%	2.99%	3.10%	3.07%
Effects of (a) and (b) above	0.04%	0.04%	0.05%	0.06%
Adjusted net yield on average interest earning assets	3.16%	3.03%	3.15%	3.13%
Average stockholders' equity:
As reported	$291,702	$289,395	$289,419	$291,315
Effects of (a) and (b) above	1,253	7,816	1,911	3,027
Adjusted average stockholders' equity	$292,955	$297,211	$291,330	$294,342
Interest income:
As reported	$24,827	$22,409	$70,943	$67,637
Adjustment to tax equivalency basis (b)	315	374	989	1,208
Adjusted interest income	$25,142	$22,783	$71,932	$68,845
Gross yield on average interest earning assets:
As reported	3.28%	3.19%	3.27%	3.28%
Effects of (a) and (b) above	0.04%	0.04%	0.04%	0.06%
Adjusted gross yield on average interest earning assets	3.32%	3.23%	3.31%	3.34%

Interest Differential

The following table sets forth the changes in interest income, interest expense and net interest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 Compared to 2013			2014 Compared to 2013
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
	(In thousands)
Interest income:
Deposits in Banks	$(276)	$(31)	$(307)	$(529)	$(34)	$(563)
Federal funds sold	(1)	—	(1)	(5)	(2)	(7)
Securities:
Taxable	1,456	(287)	1,169	2,559	(902)	1,657
Exempt from federal income taxes (2)	227	(397)	(170)	539	(1,165)	(626)
Loans, net	3,992	(2,324)	1,668	10,161	(7,535)	2,626
Total interest income	5,398	(3,039)	2,359	12,725	(9,638)	3,087

Interest expense:
Deposits:
Money market	93	(7)	86	181	(182)	(1)
Savings	(5)	(41)	(46)	(11)	(143)	(154)
Time	(11)	(10)	(21)	(42)	(32)	(74)
Checking with interest	30	(32)	(2)	109	(140)	(31)
Securities sold under repo & other s/t borrowings	2	3	5	3	1	4
Other borrowings	(183)	—	(183)	(532)	—	(532)
Total interest expense	(74)	(87)	(161)	(292)	(496)	(788)
Interest differential	$5,472	$(2,952)	$2,520	$13,017	$(9,142)	$3,875

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2014 and 2013.

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

Net interest income, on a tax equivalent basis, increased by $2.5 million or 11.7 percent to $23.9 million and by $3.9 million or 6.0 percent to $68.4 million for the three and nine month periods ended September 30, 2014, respectively, compared to $21.4 million and $64.5 million for the same periods in the prior year. Net interest income was higher partially due to higher volumes of loans and securities. Adjusted average interest earning assets over average interest bearing liabilities increased $56.6 million or 4.9 percent to $1,213.7 million and $35.1 million or 3.1 percent to $1,176.6 million for the three and nine month periods ended September 30, 2014, compared to $1,157.1 million and $1,141.5 million for the same periods in the prior year. Net interest income in accordance with GAAP increased by $2.6 million or 12.4 percent to $23.6 million and by $4.1 million or 6.5 percent to $67.4 million for the three and nine month periods ended September 30, 2014, respectively, compared to $21.0 million and $63.3 million for the same periods in the prior year.

The Company’s overall asset quality has improved as a result of actions taken by management to reduce concentrations and classified assets and the gradually improving credit environment. However, the Company has continued to experience elevated levels of delinquent and nonperforming loans. Changes in the levels of nonperforming loans have a direct impact on net interest income.

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in average loans and investments, and a lower average cost of interest bearing liabilities, partially offset by a volume decrease in deposits in banks and federal funds sold resulted in slightly higher interest income for the three and nine month periods ended September 30, 2014, compared to the same periods in the prior year. Adjusted total average interest earning assets for the three month period ended September 30, 2014, increased $202.1 million or 7.2 percent to $3,025.9 million, compared to $2,823.8 million for the same period in the prior year. Adjusted total average interest earning assets for the nine month period ended September 30, 2014, increased $147.0 million or 5.3 percent to $2,898.7 million, compared to $2,751.7 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans increased $307.9 million or 21.2 percent to $1,758.2 million for the three month period ended September 30, 2014, compared to $1,450.3 million for the same period in the prior year. Average net loans increased $254.9 million or 17.9 percent to $1,682.5 million for the nine month period ended September 30, 2014, compared to $1,427.6 million for the same period in the prior year. The increase in average loans resulted from new production in excess of payoffs and paydowns. The average yield on loans was 4.66 percent for the three month period ended September 30, 2014, compared to 5.19 percent for the same period in the prior year. The average yield on loans was 4.72 percent for the nine month period ended September 30, 2014, compared to 5.31 percent for the same period in the prior year. This reduction resulted primarily from continued historically low interest rates and their effect on the yield of new and renewing loans. Interest income on loans was higher for the three and nine month periods ended September 30, 2014, compared to the same period in the prior year, due to higher volume.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $304.1 million or 55.7 percent to $850.4 million for the three month period ended September 30, 2014, compared to $546.3 million for the same period in the prior year. Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $169.3 million or 33.4 percent to $676.1 million for the nine month period ended September 30, 2014, compared to $506.8 million for the same period in the prior year. The increase in average total securities resulted primarily from the $304 million securities purchase in June 2014. The average tax equivalent basis yield on securities was 2.08 percent and 2.25 percent for the three and nine month periods ended September 30, 2014, respectively, compared to 2.51 percent and 2.73 percent for the same periods in the prior year. Tax equivalent basis interest income on securities increased for the three and nine month periods ended September 30, 2014, compared to the same periods in the prior year, due to higher volume, which was partially offset by lower interest rates. Average securities for the nine months ended September 30, 2014 include the effect of the $304 million of securities purchase in June 2014.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense decreased $0.2 million or 14.3 percent to $1.2 million for the three month period ended September 30, 2014, compared to $1.4 million for the same period in the prior year. Interest expense decreased $0.8 million or 18.6 percent to $3.5 million for the nine month period ended September 30, 2014, compared to $4.3 million for the same period in the prior year. Average interest bearing liabilities increased $145.5 million or 8.7 percent to $1,812.2 million for the three month period ended September 30, 2014, compared to $1,666.7 million for the same period in the prior year. Average interest bearing liabilities increased $111.9 million or 6.9 percent to $1,722.1 million for the nine month period ended September 30, 2014, compared to $1,610.2 million for the same period in the prior year. The increase in average interest bearing liabilities for the nine month period ended September 30, 2014, compared to the same period in the prior year, was due to volume increases in interest bearing deposits, securities sold under repurchase agreements, and other short-term borrowings, which was partially offset by volume decreases in other borrowings. The average interest rate paid on interest bearing liabilities was 0.27 percent for both the three and nine month periods ended September 30, 2014, compared to 0.34 percent and 0.36 percent, respectively, for the same periods in the prior year.

Average non-interest bearing demand deposits increased $46.7 million or 4.6 percent to $1,062.6 million for the three month period ended September 30, 2014 compared to $1,015.9 million for the same period in the prior year. Average non-interest bearing demand deposits increased $18.1 million or 1.8 percent to $1,025.4 million for the nine month period ended September 30, 2014 compared to $1,007.3 million for the same period in the prior year. Non-interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

The interest rate spread on a tax equivalent basis for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average interest rate on:
Total average interest earning assets	3.32%	3.23%	3.31%	3.34%
Total average interest bearing liabilities	0.27%	0.34%	0.27%	0.36%
Total interest rate spread	3.05%	2.89%	3.04%	2.98%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression of net interest spread may occur.

Provision for Loan Losses

The provision for loan losses was $0.7 million and $1.2 million for the three and nine month periods ended September 30, 2014, respectively, compared to $0.8 million and $1.8 million for the same periods in the prior year. Net charge-offs (recoveries) totaled $0.2 million and ($0.5) million for the three and nine month periods ended September 30, 2014, respectively, compared to $0.8 million and $2.6 million for the same periods in the prior year.

Non-Interest Income

Non-interest income decreased $0.2 million or 4.8 percent to $4.0 million for the three month period ended September 30, 2014 compared to $4.2 million for the same period in the prior year. Non-interest income decreased $2.2 million or 17.5 percent to $10.4 million for the nine month period ended September 30, 2014, compared to $12.6 million for the same period in the prior year, which was primarily due to the $1.9 million prepayment penalty on FHLB borrowings.

Non-Interest Expense

Non-interest expense was $22.2 million and $66.1 million for the three and nine month periods ended September 30, 2014, respectively. This represented increases of $0.7 million or 3.3 percent and $5.1 million or 8.4 percent compared to $21.5 million and $61.0 million, respectively, for the same periods in the prior year. The increases for the three and nine month periods ended September 30, 2014, compared to the same periods in the prior year, were primarily due to increases in salaries and employee benefits.

Salaries and employee benefits expense, the largest component of non-interest expense, increased $1.4 million or 12.5 percent to $12.6 million and $4.7 million or 14.0 percent to $38.3 million for the three and nine month periods ended September 30, 2014, respectively, compared to $11.2 million and $33.6 million for the same periods in the prior year, primarily due to severance payments and new hires in the ABL and equipment financing units.

Occupancy expense remained unchanged at $2.1 million for the three month period ended September 30, 2014, and increased $0.2 million or 3.2 percent to $6.5 million for the nine month period ended September 30, 2014, compared to $6.3 million for the same period in the prior year, primarily due to the additional office space leased for the ABL and equipment leasing teams.

Professional service fees decreased $0.2 million or 10.0 percent to $1.8 million and increased $0.2 million or 3.8 percent to $5.4 million for the three and nine month periods ended September 30, 2014, respectively, compared to $2.0 million and $5.2 million for the same periods in the prior year. The decrease for the three month period ended September 30, 2014 was due to expenses recorded in the prior year period related to the expansion of the Company’s regulatory compliance capabilities. The increase for the nine month period ended September 30, 2014 was due to fees incurred to expand residential lending operations and to assist with new systems implementations.

Equipment expense increased $0.1 million or 10.0 percent to $1.1 million and decreased $0.1 million or 3.2 percent to $3.0 million for the three and nine month periods ended September 30, 2014, respectively, compared to $1.0 million and $3.1 million for the same periods in the prior year. The increase for the three month period ended September 30, 2014 was due to higher equipment and software maintenance costs related to new systems. The decrease for the nine month period ended September 30, 2014 was due to lower equipment costs.

Business development expense increased $0.3 million or 60.0 percent to $0.8 million and $0.8 million or 50.0 percent to $2.4 million for the three and nine month periods ended September 30, 2014, respectively, compared to $0.5 million and $1.6 million for the same periods in the prior year. The increases were due to higher participation in business development activities and increased promotion of the Bank’s products and services.

The FDIC assessment decreased $0.4 million or 40.0 percent to $0.6 million and $1.2 million or 41.4 percent to $1.7 million for the three and nine month periods ended September 30, 2014, respectively, compared to $1.0 million and $2.9 million for the same periods in the prior year. The decreases were reflective of changes in the Bank’s premium calculation base and assessment rate.

Significant changes in other components of non-interest expense for the three and nine month periods ended September 30, 2014 compared to September 30, 2013, were due to the following:

•	Increases of $244,000 and $262,000, respectively, in stationary and printing costs due to fluctuating consumption levels and re-branding the Company;
•	Increases of $26,000 and $158,000, respectively, in other loan expense due to higher problem loan resolution expenses;
•	Decreases of $760,000 and $429,000, respectively, in other expenses primarily due to the absence of the charges related to branch consolidations and closings.

Income Taxes

Income taxes of $1.5 million and $3.3 million were recorded in the three and nine month periods ended September 30, 2014, respectively, compared to $0.4 million and $3.5 million for the same periods in the prior year. The overall effective income tax rate was 31.7 percent and 31.1 percent for the three and nine month periods ended September 30, 2014, respectively, compared to 13.6 percent and 26.5 percent for the same periods in the prior year. The 2014 effective rate included a $0.2 million tax charge related to the New York State Corporate Tax Reform enacted on March 31, 2014. The 2014 effective tax rate was higher primarily due to tax-exempt income representing a lower percentage of income before taxes, compared to the same period in the prior year period. For the three and nine months ended September 30, 2014, tax exempt interest income represented 12.2 percent and 17.3 percent, respectively, of pre-tax income as compared to 24.1 percent and 17.1 percent, respectively, for the same periods in 2013. The effect of the higher portion of tax exempt interest in 2014 was to reduce the effective tax rate.

The Company is subject to a Federal statutory tax rate of 35.0 percent, a New York State tax rate of 7.1 percent plus a 17.0 percent surcharge, and a New York City tax rate of 9.0 percent. The Company is in process of evaluating the future effect on its effective tax rate that will result from the aforementioned New York State Tax Reform legislation.

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

Financial Condition

Assets

The Company had total assets of $3,120.1 million at September 30, 2014, an increase of $120.9 million or 4.0 percent from $2,999.2 million at December 31, 2013.

Cash and Due from Banks

Cash and due from banks was $341.1 million at September 30, 2014, a decrease of $358.3 million or 51.2 percent from $699.4 million at December 31, 2013. Included in cash and due from banks is interest earning deposits of $292.1 million at September 30, 2014, compared to $661.6 million at December 31, 2013. The decrease was primarily the result of increasing the loan portfolio and securities purchases.

Federal Funds Sold

Federal funds sold totaled $13.6 million at September 30, 2014, a decrease of $13.5 million or 49.8 percent from $27.1 million at December 31, 2013. Federal funds sold were also used to fund loan originations and securities purchases.

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

The available for sale portfolio totaled $842.8 million at September 30, 2014 which was an increase of $300.6 million or 55.4 percent from $542.2 million at December 31, 2013, primarily due to $304 million in securities purchased in June 2014. The Company purchased these securities in order to redeploy excess liquidity into higher yielding assets. The amortized cost of mortgage-backed securities increased $266.2 million, U.S. Treasury and agency securities increased $24.6 million, obligations of states and political subdivisions increased $14.6 million, while other debt securities decreased $8.5 million. The decrease in other debt securities was due to the sale of the trust preferred securities in the first quarter of 2014.

The held to maturity portfolio totaled $4.6 million at September 30, 2014, which was a decrease of $1.6 million or 25.8 percent from $6.2 million at December 31, 2013. The decrease was due to principal payments on mortgage-backed securities and maturities of obligations of states and political subdivisions.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $2.4 million at September 30, 2014, a decrease of $1.1 million or 31.4 percent from $3.5 million at December 31, 2013.

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

Loan Portfolio

Net loans totaled $1,800.7 million at September 30, 2014, an increase of $194.5 million or 12.1 percent from $1,606.2 million at December 31, 2013. The overall increase in loans was primarily driven by loan originations and purchases totaling $306.5 million, which was partially offset by $112.0 million of pay-downs, payoffs, and other changes.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	September 30	December 31
	2014	2013
	(In thousands)
Real Estate:
Commercial	$639,049	$593,476
Construction	84,723	88,311
Residential Multi-Family	328,063	226,898
Residential Other	404,470	432,999
Commercial & Industrial	318,257	258,578
Individuals & Lease Financing	53,282	30,528
Total loans	1,827,844	1,630,790
Deferred loan costs, net	531	1,379
Allowance for loan losses	(27,722)	(25,990)
Loans, net	$1,800,653	$1,606,179

The following table illustrates the trend in nonperforming assets from September 2013 to September 2014:

	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
	2014	2014	2014	2013	2013
	(Dollars in thousands)
Total Loans Past Due 90 Days or More and Still Accruing	—	—	—	—	—
Non-Accrual Loans:
Real Estate:
Commercial	$15,490	$6,916	$6,525	$6,629	$15,884
Construction	879	879	879	879	2,540
Residential	10,658	12,751	13,093	14,559	13,617
Total Real Estate	27,027	20,546	20,497	22,067	32,041
Commercial & Industrial	—	—	508	1,422	1,923
Lease Financing & Other	—	—	—	—	—
Total Non-Accrual Loans	27,027	20,546	21,005	23,489	33,964
Other Real Estate Owned	—	—	—	—	—
Total Nonperforming Assets including loans held for sale	$27,027	$20,546	$21,005	$23,489	$33,964

Net charge-offs (recoveries) during quarter	$202	$89	$(836)	$520	$830

Nonperforming assets to total assets	0.87%	0.64%	0.72%	0.78%	1.12%

Non-accrual loans totaled $27.0 million at September 30, 2014, and $23.5 million at December 31, 2013. There was no interest income on non-accrual loans included in net income for the nine month period ended September 30, 2014 and the year ended December 31, 2013. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.5 million and $0.8 million for the three and nine month periods ended September 30, 2014, respectively.

Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses and incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

During the nine month period ended September 30, 2014:

•

Non-accrual commercial real estate loans increased $8.9 million resulting from the addition of six loans totaling $10.4 million, which was partially offset by principal payments of $0.7 million, charge-offs of $0.2 million, and the transfer of one loan totaling $0.6 million to TDR accrual status.

•	Non-accrual construction loans remained unchanged at $0.9 million.

•

Non-accrual residential loans decreased $3.9 million resulting from principal payments of $7.2 million and charge-offs of $1.0 million, which were partially offset by the addition of eleven loans totaling $4.3 million.

•	Non-accrual commercial and industrial loans decreased $1.4 million resulting from principal payments of $1.4 million.

There were no loans past due 90 days or more and still accruing at September 30, 2014 and December 31, 2013. The Company had $7.0 million and $4.6 million of loans that were 31-89 days delinquent and still accruing at September 30, 2014 and December 31, 2013, respectively.

There were twenty-five loans totaling $31.3 million and twenty loans totaling $30.9 million at September 30, 2014 and December 31, 2013, respectively, that were considered troubled debt restructurings. There were sixteen loans totaling $20.4 million at September 30, 2014 and ten loans totaling $17.6 million at December 31, 2013 that were performing in accordance with their restructured terms. The remaining loans which totaled $10.9 million and $13.3 million at September 30, 2014 and December 31, 2013, respectively, were on non-accrual status. At September 30, 2014, the Company had no commitments to lend additional funds to non-accrual or restructured loans.

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

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

		Change			Change
	Sep 30	During	Dec 31	Sep 30	During	Dec 31
	2014	2014	2013	2013	2013	2012
	(Dollars in thousands)
Components
Specific:
Real Estate:
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—	—
Lease Financing & other	—	—	—	—	—	—
Total Specific Component	—	—	—	—	—	—
Formula:
Real Estate:
Commercial	$11,972	$741	$11,231	$10,810	$720	10,090
Construction	4,368	(273)	4,641	4,442	493	3,949
Residential	6,515	279	6,236	6,716	(1,403)	8,119
Commercial & Industrial	4,145	709	3,436	3,445	(632)	4,077
Lease Financing & other	722	276	446	450	73	377
Total Formula Component	27,722	1,732	25,990	25,863	(749)	26,612
Total Allowance	$27,722		$25,990	$25,863		$26,612

Net Change		1,732			(749)
Net (Recoveries) Charge-offs (1)		(543)			2,577
Provision for loan losses		$1,189			$1,828

Coverage Ratio (2)	103%		111%	76%		76%
Coverage Ratio excluding partial charge-offs	103%		110%	77%		81%

(1)	Includes partial charge-offs of $0.5 million and $1.4 million related to nonperforming and impaired loans for the nine month periods ended September 30, 2014 and 2013, respectively.
(2)	Coverage Ratio is the allowance for loan losses divided by total nonperforming loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the three and nine months ended September 30, 2014, the Company recorded $0.5 million and $1.3 million, respectively, of charge-offs related to impaired loans. At September 30, 2014 and December 31, 2013, the Company had no specific reserves allocated, as partial charge-offs were recorded for all identified impairments. The Company’s analyses as of September 30, 2014 and December 31, 2013 indicated that impaired loans were principally real estate collateral dependent and that there was sufficient underlying value to indicate expected recovery of the carrying amount of the loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2014. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,768.7 million at September 30, 2014, an increase of $135.0 million or 5.1 percent from $2,633.7 million at December 31, 2013. The increase resulted primarily from higher checking and money market account balances. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits including deposits which are obtained on a bid basis. The following table presents a summary of deposits at the dates indicated:

	September 30	December 31	Increase
	2014	2013	(Decrease)
	(In thousands)
Demand deposits	$1,077,422	$1,069,631	$7,791
Money market accounts	913,143	870,291	42,852
Savings accounts	118,904	120,000	(1,096)
Time deposits of $100,000 or more	81,923	85,205	(3,282)
Time deposits of less than $100,000	28,523	30,863	(2,340)
Checking with interest	548,736	457,754	90,982
Total Deposits	$2,768,651	$2,633,744	$134,907

Borrowings

Total borrowings were $29.9 million at September 30, 2014, a decrease of $20.9 million or 41.1 percent from $50.8 million at December 31, 2013. The decrease resulted primarily from the Company prepaying all $16.4 million of its outstanding Federal Home Loan Bank borrowings. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $291.3 million at September 30, 2014, an increase of $7.0 million or 2.5 percent from $284.3 million at December 31, 2013. The increase in stockholders’ equity resulted from net income of $7.3 million, a decrease in accumulated other comprehensive loss of $2.5 million, net proceeds from stock options of $0.1 million and restricted stock issued of $1.1 million, which was partially offset by cash dividends paid on common stock of $4.0 million.

The Company’s and the Bank’s capital ratios at the dates indicated were as follows:

			Minimum to be
	September 30	December 31	Considered
	2014	2013	Well Capitalized
Leverage ratio:
Company	9.1%	9.5%	N/A
HVB	8.8%	9.3%	5.0%
Tier 1 capital:
Company	14.3%	16.2%	N/A
HVB	14.0%	15.8%	6.0%
Total capital:
Company	15.6%	17.5%	N/A
HVB	15.3%	17.1%	10.0%

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.

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

The Company’s liquid assets at September 30, 2014 include cash and due from banks of $49.0 million, $292.1 million of interest earning deposits and Federal funds sold of $13.6 million. Interest earning deposits and Federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $99.0 million at September 30, 2014. This represented 11.6 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $246.9 million, or 13.5 percent of loans at September 30, 2014, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of September 30, 2014, HVB had short-term borrowing lines with the FHLB of $198 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $75 million with three major financial institutions which were all unused and available at September 30, 2014.  In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions approximating $1.1 billion of which no balances were outstanding as at September 30, 2014. Utilization of these lines is subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at September 30, 2014.

As of September 30, 2014, the Company had qualifying loan and investment securities totaling approximately $716 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2013 were previously reported in the Company’s 2013 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at September 30, 2014 compared to December 31, 2013.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the nine month period ended September 30, 2014. The Company had no derivative financial instruments in place at September 30, 2014 and December 31, 2013.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at September 30, 2014 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at September 30, 2014, shows a positive cumulative static gap of $292.6 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning September 30, 2014.

	Percent Change in Estimated
	Net Interest Income from
Gradual Change in Interest Rates	September 30, 2014	Policy Limit
+200 basis points	0.4%	(12.5)%
-100 basis points	(2.2)%	(7.5)%

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

The Company’s CEO and CFO have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by the Company of its common stock during the three month period ended September 30, 2014:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2014 – July 31, 2014	274	$ 16.97	—	—
August 1, 2014 – August 31, 2014	—	—	—	—
September 1, 2014 – September 30, 2014	—	—	—	—
Total	274	$ 16.97	—	—

(1)	Represents shares of common stock withheld from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards.
(2)	The Company does not have a stock repurchase plan or program in place.

Item 6.  Exhibits

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (1)
3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp. (2)
10.1	Consulting Agreement, dated October 6, 2014, between Hudson Valley Bank, N.A. and James J. Landy (3)
10.2	Amendment to the Hudson Valley Bank Supplemental Retirement Plan of 1995, dated October 6, 2014, between Hudson Valley Bank, N.A. and James J. Landy (3)
10.3	Amendment to the Hudson Valley Bank Supplemental Retirement Plan of 1995, dated October 7, 2014, between Hudson Valley Bank, N.A. and Vincent T. Palaia (3)
10.4	Third Amendment to the Hudson Valley Bank Supplemental Retirement Plan of 1997, dated October 7, 2014, between Hudson Valley Bank, N.A. and Stephen R. Brown (3)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase 4)

(1)	Incorporated herein by reference to the Form 10-Q filed on October 20, 2009.
(2)	Incorporated herein by reference to the Form 8-K filed on April 28, 2010.
(3)	Incorporated herein by reference to the Form 8-K filed on October 10, 2014.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Michael J. Indiveri
Michael J. Indiveri
Executive Vice President,
Chief Financial Officer

November 6, 2014