Form 10-Q
period 2015-03-31
HUDSON VALLEY HOLDING CORP
filed 2015-05-06
CIK 722256

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common stock, par value $0.20 per share	20,075,107

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31
	2015	2014
Interest Income:
Loans, including fees	$21,278	$19,538
Securities:
Taxable	3,302	2,318
Exempt from Federal income taxes	552	630
Federal funds sold	7	8
Deposits in banks	151	341
Total interest income	25,290	22,835
Interest Expense:
Deposits	1,166	1,090
Securities sold under repurchase agreements and other short-term borrowings	6	6
Other borrowings	—	10
Total interest expense	1,172	1,106
Net Interest Income	24,118	21,729
Provision for loan losses	1,354	78
Net interest income after provision for loan losses	22,764	21,651
Non-Interest Income:
Service charges	1,732	1,783
Investment advisory fees	117	1,927
Realized gains on securities available for sale, net	60	26
Prepayment penalty - FHLB Borrowings	—	(1,860)
Other income	605	603
Total non-interest income	2,514	2,479
Non-Interest Expense:
Salaries and employee benefits	11,331	13,039
Occupancy	1,926	2,019
Professional services	2,244	1,693
Equipment	921	998
Business development	360	671
FDIC assessment	479	606
Other operating expenses	2,624	2,764
Total non-interest expense	19,885	21,790
Income before income taxes	5,393	2,340
Income taxes	605	738
Net Income	$4,788	$1,602
Basic earnings per common share	$0.24	$0.08
Diluted earnings per common share	$0.24	$0.08

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31
	2015	2014
Net income	$4,788	$1,602
Other comprehensive income, net of tax:
Net change in unrealized gains:
Securities available for sale not other-than-temporarily impaired:
Gains arising during the period	4,796	3,884
Income tax effect	(1,910)	(1,501)
	2,886	2,383
Gains recognized in earnings	(60)	(26)
Income tax effect	24	10
	(36)	(16)
Unrealized holding gains on securities available for sale not
other-than-temporarily-impaired, net of tax	2,850	2,367
Unrealized holding gains on securities, net	2,850	2,367
Accrued benefit liability adjustment:
Net gain during the period	—	—
Reclassification adjustment for amortization of prior service cost and
net gain/loss included in net period pension cost	50	188
Income tax effect	(20)	(75)
Net of tax	30	113
Other comprehensive income	2,880	2,480
Comprehensive Income	$7,668	$4,082

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31	December 31
	2015	2014
ASSETS
Cash and non-interest earning due from banks	$41,892	$33,208
Interest earning deposits in banks	323,580	259,660
Total cash and cash equivalents	365,472	292,868
Federal funds sold	11,651	13,673
Securities available for sale, at estimated fair value (amortized cost of $774,145 in
2015 and $815,077 in 2014)	779,520	815,716
Securities held to maturity, at amortized cost (estimated fair value of $3,754 in
2015 and $4,404 in 2014)	3,524	4,158
Federal Home Loan Bank of New York (FHLB) stock	2,409	2,409
Loans (net of allowance for loan losses of $28,355 in 2015 and $27,342 in 2014)	1,943,706	1,900,814
Accrued interest and other receivables	16,142	13,219
Premises and equipment, net	14,432	15,251
Other real estate owned	222	—
Deferred income tax, net	19,957	26,364
Bank owned life insurance	43,777	43,058
Goodwill	1,369	3,989
Other intangible assets	—	523
Other assets	6,145	6,528
Total Assets	$3,208,326	$3,138,570

LIABILITIES
Deposits:
Non-interest bearing	$1,102,742	$1,081,251
Interest bearing	1,756,070	1,699,821
Total deposits	2,858,812	2,781,072
Securities sold under repurchase agreements	19,865	28,161
Accrued interest and other liabilities	25,864	31,771
Total Liabilities	2,904,541	2,841,004

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; authorized 15,000,000 shares; no shares
outstanding in 2015 and 2014, respectively	—	—
Common stock, $0.20 par value; authorized 25,000,000 shares: outstanding
20,076,540 and 20,082,568 shares in 2015 and 2014, respectively	4,275	4,276
Additional paid-in capital	356,497	356,339
Retained deficit	(1,582)	(4,764)
Accumulated other comprehensive income (loss)	2,159	(721)
Treasury stock, at cost; 1,299,414 shares in 2015 and 2014	(57,564)	(57,564)
Total Stockholders' Equity	303,785	297,566
Total Liabilities and Stockholders' Equity	$3,208,326	$3,138,570

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2015 and 2014

(In thousands, except share and per share data)

						Accumulated
	Number of			Additional		Other
	Shares	Common	Treasury	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Stock	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2014	19,935,559	$4,247	$(57,564)	$351,108	$(7,111)	$(6,371)	$284,309
Net income	—	—	—	—	1,602	—	1,602
Other comprehensive income	—	—	—	—	—	2,480	2,480
Common stock issued for dividend reinvestment	678	—	—	12	—	—	12
Vesting and exercise of stock options, net of tax	6,413	1	—	119	—	—	120
Restricted stock awards and related expense, net of withheld shares	89,781	18	—	209	—	—	227
Cash dividends ($0.06 per share)	—	—	—	—	(1,197)	—	(1,197)
Balance at March 31, 2014	20,032,431	$4,266	$(57,564)	$351,448	$(6,706)	$(3,891)	$287,553

Balance at January 1, 2015	20,082,568	$4,276	$(57,564)	$356,339	$(4,764)	$(721)	$297,566
Net income	—	—	—	—	4,788	—	4,788
Other comprehensive income	—	—	—	—	—	2,880	2,880
Common stock issued for dividend reinvestment	709	—	—	18	—	—	18
Restricted stock awards and related expense, net of withheld shares	(6,737)	(1)	—	140	—	—	139
Cash dividends ($0.08 per share)	—	—	—	—	(1,606)	—	(1,606)
Balance at March 31, 2015	20,076,540	$4,275	$(57,564)	$356,497	$(1,582)	$2,159	$303,785

See notes to condensed consolidated financial statements

HUDSON VALLEY HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31
	2015	2014
Operating Activities:
Net Income	$4,788	$1,602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,354	78
Depreciation and amortization	671	697
Realized gain on security transactions net	(60)	(26)
Amortization of premiums on securities, net	979	427
Increase in cash value of bank owned life insurance	(517)	(441)
Amortization of other intangible assets	11	48
Share-based payment expense	139	227
Deferred tax expense	323	4,170
Decrease in deferred loan fees, net	234	350
Increase in accrued interest and other receivables	(2,923)	(3,270)
Decrease (increase) in other assets	895	(281)
Excess tax benefit from share-based payment arrangements	(142)	(47)
Decrease in accrued interest and other liabilities	(5,854)	(4,744)
Net Cash Used in Operating Activities	(102)	(1,210)
Investing Activities:
Net decrease in short term investments	2,022	8,268
Decrease in FHLB stock	—	738
Proceeds from maturities of securities available for sale	40,716	19,996
Proceeds from maturities of securities held to maturity	637	287
Proceeds from sales of securities available for sale	361	9,548
Purchases of securities available for sale	(1,070)	(16,230)
Net increase in loans	(44,702)	(27,044)
Premiums paid on bank owned life insurance	(202)	(190)
Proceeds from sale of subsidiary	6,798	—
Net sales (purchases) of premises and equipment	148	(330)
Net Cash Provided by (Used in) Investing Activities	4,708	(4,957)
Financing Activities:
Proceeds from issuance of common stock	18	132
Excess tax benefits from share-based payment arrangements	142	47
Net increase (decrease) in deposits	77,740	(71,726)
Cash dividends paid	(1,606)	(1,197)
Repayment of other borrowings	—	(16,388)
Net decrease in securities sold under repurchase agreements	(8,296)	(3,196)
Net Cash Provided by (Used in) Financing Activities	67,998	(92,328)
Increase (Decrease) in Cash and Cash Equivalents	72,604	(98,495)
Cash and Cash Equivalents, Beginning of Period	292,868	699,354
Cash and Cash Equivalents, End of Period	$365,472	$600,859
Supplemental Disclosures:
Interest paid	$1,179	$1,222
Income tax payments	71	—
Change in unrealized loss on securities available for sale, net of tax	2,850	2,367
Transfers to other real estate owned	222	—

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

The Company provides asset based lending products through a wholly-owned subsidiary of HVB, HVB Capital Credit LLC, which was formed in 2013 and has offices at 489 Fifth Avenue in Manhattan, New York.

The Company provides equipment loan and lease financing through a wholly-owned subsidiary of HVB, HVB Equipment Capital, LLC, which was formed in 2014 and also has offices at 489 Fifth Avenue in Manhattan, New York.

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

On November 4, 2014, the Company signed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Sterling Bancorp (“Sterling”) whereby the Company will be merged with and into Sterling (the “Merger”). Immediately following the Merger, HVB will merge with and into Sterling’s wholly owned subsidiary, Sterling National Bank, with Sterling National Bank as the surviving entity. Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, the Company’s stockholders will have the right to receive 1.92 shares of Sterling common stock for each share of Company common stock. The Merger has been approved by the boards of directors of both the Company and Sterling and the Company’s and Sterling’s shareholders. The Merger is subject to regulatory approval and other customary closing conditions. The Merger is anticipated to close in the second quarter of 2015.

2.  Basis of Presentation

The unaudited condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by GAAP for annual financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accounting and reporting policies followed in the presentation of the unaudited condensed consolidated financial statements are consistent with those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K. Management has evaluated all significant events and transactions that occurred after March 31, 2015, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

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

3.  Securities

The following tables set forth the amortized cost, gross unrealized gains and losses and the estimated fair value of securities classified as available for sale and held to maturity at the dates indicated:

	March 31, 2015
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$112,465	$759	$18	$113,206
Mortgage-backed securities - residential	554,194	4,981	1,916	557,259
Obligations of states and political subdivisions	97,119	904	31	97,992
Other debt securities	965	4	—	969
Total debt securities	764,743	6,648	1,965	769,426
Mutual funds and other equity securities	9,402	769	77	10,094
Total	$774,145	$7,417	$2,042	$779,520

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Held to Maturity
Mortgage-backed securities - residential	$2,145	$211	—	$2,356
Obligations of states and political subdivisions	1,379	19	—	1,398
Total	$3,524	$230	—	$3,754

	December 31, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Available for Sale
U.S. Treasury and government agencies	$120,545	$159	$282	$120,422
Mortgage-backed securities - residential	583,031	2,829	3,401	582,459
Obligations of states and political subdivisions	100,830	817	193	101,454
Other debt securities	969	2	1	970
Total debt securities	805,375	3,807	3,877	805,305
Mutual funds and other equity securities	9,702	904	195	10,411
Total	$815,077	$4,711	$4,072	$815,716

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Classified as Held to Maturity
Mortgage-backed securities - residential	$2,301	$219	—	$2,520
Obligations of states and political subdivisions	1,857	27	—	1,884
Total	$4,158	$246	—	$4,404

The following table summarizes the change in pretax other-than-temporary impairment (“OTTI”) credit related losses on securities available for sale for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period:
Total OTTI credit related impairment charges beginning of period	—	$11,242
Increase to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—
Credit related impairment dispositions	—	(11,242)
Credit related impairment not previously recognized	—	—
Balance at end of period:	—	$—

At March 31, 2015 and December 31, 2014, securities having a stated value of approximately $209,321 and $265,054, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following tables reflect the fair value and gross unrealized loss of the Company’s investments, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$6,298	$7	$4,237	$11	$10,535	$18
Mortgage-backed securities - residential	54,287	187	101,126	1,729	155,413	1,916
Obligations of states and political subdivisions	8,804	23	1,617	8	10,421	31
Total debt securities	69,389	217	106,980	1,748	176,369	1,965
Mutual funds and other equity securities	—	—	8,923	77	8,923	77
Total temporarily impaired securities	$69,389	$217	$115,903	$1,825	$185,292	$2,042

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Available for sale:
U.S. Treasuries and government agencies	$35,149	$82	$17,880	$200	$53,029	$282
Mortgage-backed securities - residential	187,074	617	136,437	2,784	323,511	3,401
Obligations of states and political subdivisions	29,654	181	2,412	12	32,066	193
Other debt securities	201	—	409	1	610	1
Total debt securities	252,078	880	157,138	2,997	409,216	3,877
Mutual funds and other equity securities	—	—	9,014	195	9,014	195
Total temporarily impaired securities	$252,078	$880	$166,152	$3,192	$418,230	$4,072

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2015 or December 31, 2014.

The total number of securities in the Company’s portfolio that were in an unrealized loss position was 103 and 273 at March 31, 2015 and December 31, 2014, respectively. The Company has determined that it does not intend to sell, nor is it more likely than not that it will be required to sell, its securities that are in an unrealized loss position prior to the recovery of its amortized cost basis. The Company believes that its securities continue to have satisfactory ratings, are readily marketable and that current unrealized losses are primarily a result of changes in interest rates and other market conditions. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

The contractual maturity of all debt securities held at March 31, 2015 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Contractual Maturity
Within 1 year	$46,374	$46,441	—	—
After 1 year but within 5 years	144,880	146,069	$1,379	$1,398
After 5 year but within 10 years	19,295	19,657	—	—
Mortgage-backed securities - residential	554,194	557,259	2,145	2,356
Total	$764,743	$769,426	$3,524	$3,754

4.  Loans

The loan portfolio is comprised of the following:

	March 31	December 31
	2015	2014
	(In thousands)
Real estate:
Commercial	$623,160	$617,299
Construction	103,727	101,802
Residential multi-family	328,277	326,416
Residential other	391,265	394,820
Commercial & industrial	485,037	448,628
Individuals & lease financing	40,077	38,439
Total loans	1,971,543	1,927,404
Deferred loan costs, net	518	752
Allowance for loan losses	(28,355)	(27,342)
Loans, net	$1,943,706	$1,900,814

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

Commercial and Industrial Loans — The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long-term working capital purposes. These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Asset-based lending (“ABL”) loans are secured by a variety of assets usually comprised of accounts receivable, inventory, machinery and equipment and, at times, real estate. The collateral is considered the primary source of repayment and the operation of the business is the secondary source. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

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

The following table presents the allowance for loan losses by portfolio segment for the periods indicated:

	For the Three Months Ended March 31, 2015
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Balance at beginning of period	$11,226	$3,643	$6,273	$5,777	$423	$27,342
Charge-offs	(500)	—	—	(27)	(3)	(530)
Recoveries	—	—	65	103	21	189
Net (charge-offs) recoveries	(500)	—	65	76	18	(341)
Provision for loan losses	1,045	173	(219)	530	(175)	1,354
Net change during the period	545	173	(154)	606	(157)	1,013
Balance at end of period	$11,771	$3,816	$6,119	$6,383	$266	$28,355

	For the Three Months Ended March 31, 2014
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Balance at beginning of period	$11,231	$4,641	$6,236	$3,436	$446	$25,990
Charge-offs	—	—	(217)	(32)	(10)	(259)
Recoveries	787	37	48	131	92	1,095
Net recoveries (charge-offs)	787	37	(169)	99	82	836
Provision for loan losses	(480)	(364)	470	550	(98)	78
Net change during the period	307	(327)	301	649	(16)	914
Balance at end of period	$11,538	$4,314	$6,537	$4,085	$430	$26,904

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of the dates indicated:

	March 31, 2015
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$11,771	$3,816	$6,119	$6,383	$266	$28,355
Individually evaluated for impairment	—	—	—	—	—	—
Total allowance for loan losses	$11,771	$3,816	$6,119	$6,383	$266	$28,355
Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$600,586	$102,848	$709,960	$476,414	$40,077	$1,929,885
Individually evaluated for impairment	22,574	879	9,582	8,623	—	41,658
Total loans	$623,160	$103,727	$719,542	$485,037	$40,077	$1,971,543

	December 31, 2014
	Commercial		Residential	Commercial &	Lease Financing
	Real Estate	Construction	Real Estate	Industrial	& Other	Total
	(In thousands)
Allowance for loan losses:
Ending balance attributed to loans:
Collectively evaluated for impairment	$11,226	$3,643	$6,273	$5,777	$423	$27,342
Individually evaluated for impairment	—	—	—	—	—	—
Total allowance for loan losses	$11,226	$3,643	$6,273	$5,777	$423	$27,342
Total loans:
Ending balance of loans:
Collectively evaluated for impairment	$593,985	$100,923	$711,476	$440,131	$38,439	$1,884,954
Individually evaluated for impairment	23,314	879	9,760	8,497	—	42,450
Total loans	$617,299	$101,802	$721,236	$448,628	$38,439	$1,927,404

The following table presents the recorded investment in non-accrual loans and loans past due 90 days and still accruing by class of loans as of the dates indicated:

	March 31, 2015		December 31, 2014
		Past Due		Past Due
		90 Days and		90 Days and
	Non-Accrual	Still Accruing	Non-Accrual	Still Accruing
	(In thousands)
Loans:
Commercial real estate:
Owner occupied	$1,625	—	$1,817	—
Non owner occupied	11,446	—	11,964	—
Construction:
Commercial	879	—	879	—
Residential	—	—	—	—
Residential:
Multifamily	—	—	—	—
1-4 family	6,331	—	6,494	—
Home equity	980	—	980	—
Commercial & industrial	460	—	250	—
Other:
Lease financing & other	—	—	—	—
Overdrafts	—	—	—	—
Total	$21,721	—	$22,384	—

Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $306 and $272 for the three month periods ended March 31, 2015 and 2014, respectively. There was no interest income recorded on non-accrual loans during the three month periods ended March 31, 2015 and 2014.

The following table presents the aging of loans (including past due and non-accrual loans) by class of loans as of the dates indicated:

	March 31, 2015
	31-60 Days	61-89 Days	90 Days Or	Total
	Past Due	Past Due	More Past Due	Past Due	Current	Total
	(In thousands)
Loans:
Commercial real estate:
Owner occupied	—	—	$191	$191	$160,109	$160,300
Non owner occupied	—	$313	11,446	11,759	451,101	462,860
Construction:
Commercial	$5,677	—	879	6,556	59,523	66,079
Residential	2,999	—	—	2,999	34,649	37,648
Residential:
Multifamily	615	423	—	1,038	327,239	328,277
1-4 family	1,202	—	4,685	5,887	271,543	277,430
Home equity	1,699	4,597	980	7,276	106,559	113,835
Commercial & industrial	1,576	149	460	2,185	482,852	485,037
Other:
Lease financing & other	2	—	—	2	38,462	38,464
Overdrafts	—	—	—	—	1,613	1,613
Total	$13,770	$5,482	$18,641	$37,893	$1,933,650	$1,971,543

	December 31, 2014
	31-60 Days	61-89 Days	90 Days Or	Total
	Past Due	Past Due	More Past Due	Past Due	Current	Total
	(In thousands)
Loans:
Commercial real estate:
Owner occupied	—	—	$205	$205	$162,894	$163,099
Non owner occupied	—	—	11,963	11,963	442,237	454,200
Construction:
Commercial	—	—	879	879	61,668	62,547
Residential	—	—	—	—	39,255	39,255
Residential:
Multifamily	$616	—	—	616	325,800	326,416
1-4 family	923	$314	4,818	6,055	272,523	278,578
Home equity	4,133	922	980	6,035	110,207	116,242
Commercial & industrial	131	879	250	1,260	447,368	448,628
Other:
Lease financing & other	5	—	—	5	37,186	37,191
Overdrafts	—	—	—	—	1,248	1,248
Total	$5,808	$2,115	$19,095	$27,018	$1,900,386	$1,927,404

Impaired loans and the recorded investment in impaired loans as of the dates indicated were as follows:

	March 31, 2015			December 31, 2014
	Unpaid		Allowance for	Unpaid		Allowance for
	Principal	Recorded	Loan Losses	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(In thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$9,796	$9,715	—	$10,010	$9,930	—
Non owner occupied	14,001	12,859	—	14,028	13,385	—
Construction:
Commercial	1,231	879	—	1,231	879	—
Residential:
Multifamily	1,578	1,578	—	1,589	1,589	—
1-4 family	8,527	6,950	—	8,692	7,115	—
Home equity	1,055	1,055	—	1,055	1,055	—
Commercial & industrial	8,850	8,623	—	8,725	8,497	—
Total loans	$45,038	$41,659	—	$45,330	$42,450	—

The carrying value of impaired loans was determined using either the fair value of the underlying collateral of the loan or by an analysis of the expected cash flows related to the loan.

The following table presents the average recorded investment in impaired loans by portfolio segment and interest recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(In thousands)
Commercial real estate:
Owner occupied	$ 9,821	$ 30	$ 10,644	$ 18
Non owner occupied	13,122	78	3,581	77
Construction:
Commercial	879	—	879	—
Residential	—	—	—	—
Residential:
Multifamily	1,584	17	2,275	17
1-4 family	7,033	9	12,768	10
Home equity	1,055	1	1,160	1
Commercial & industrial	8,560	90	9,747	98
Lease financing & other	—	—	—	—
Total	$ 42,054	$ 225	$ 41,054	$ 221

During the three months ended March 31, 2015, there were no loans modified as troubled debt restructurings (“TDRs”). During the three months ended March 31, 2014, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 3 years.

The Company is committed to extend approximately $228 of additional credit to a borrower whose loan is classified as a TDR. Impaired loans as of March 31, 2015 and December 31, 2014 included $25,517 and $25,837, respectively, of loans considered to be TDRs. The Company classifies all loans considered to be TDRs as impaired.

For the three month period ended March 31, 2015, fifteen TDRs with carrying amounts of $19,938 were on accrual status and performing in accordance with their modified terms. All other TDRs for the three month period ended March 31, 2015 were on non-accrual status. There were no TDRs with payment defaults within twelve months following the modification during both of the three month periods ended March 31, 2015 and 2014. The Company’s policy states that a loan is considered to be in payment default once it is 45 days contractually past due under the modified terms.

The following tables present loans by class modified as TDRs that occurred during the periods indicated:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
(Dollars in thousands)
Commercial real estate:
Owner occupied	—	—	—	1	$ 1,299	$ 1,299
Non owner occupied	—	—	—	2	1,444	1,444
Construction:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Residential:
Multifamily	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Other:
Lease financing & other	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Total	—	—	—	3	$ 2,743	$ 2,743

The TDRs described above resulted in no charge-offs during the three month periods ended March 31, 2015 and 2014.

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

The following table presents the risk category by class of loans as of the dates indicated of non-homogeneous loans individually classified as to credit risk as of the most recent analysis performed:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial real estate:
Owner occupied	$135,127	$8,914	$16,259	—	$160,300
Non owner occupied	425,149	19,257	18,454	—	462,860
Construction:
Commercial	58,913	6,287	879	—	66,079
Residential	37,266	—	382	—	37,648
Residential:
Multifamily	324,838	3,439	—	—	328,277
1-4 family	27,088	1,748	9,368	—	38,204
Home equity	128	—	2,071	—	2,199
Commercial & industrial	464,698	8,382	3,505	—	476,585
Lease financing & other	35,694	—	169	—	35,863
Total loans	$1,508,901	$48,027	$51,087	—	$1,608,015

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial real estate:
Owner occupied	$137,544	$8,969	$16,586	—	$163,099
Non owner occupied	418,511	17,649	18,040	—	454,200
Construction:
Commercial	55,368	6,300	879	—	62,547
Residential	39,077	—	178	—	39,255
Residential:
Multifamily	323,573	2,843	—	—	326,416
1-4 family	27,737	2,350	9,577	—	39,664
Home equity	32	—	1,750	—	1,782
Commercial & industrial	429,147	8,641	2,670	—	440,458
Lease financing & other	34,227	—	174	—	34,401
Total loans	$1,465,216	$46,752	$49,854	—	$1,561,822

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

The following table presents the delinquency categories by class of loans as of the dates indicated for loans evaluated for risk in groups of homogeneous loans:

	March 31, 2015
	31-59 Days	60-89 Days	90 Days Or	Total
	Past Due	Past Due	More Past Due	Past Due	Current	Total
	(In thousands)
Residential:
1-4 family	$197	—	—	$197	$239,029	$239,226
Home equity	1,699	$4,597	—	6,296	105,340	111,636
Other:
Other loans	2	—	—	2	2,599	2,601
Commercial & industrial	—	—	—	—	8,452	8,452
Overdrafts	—	—	—	—	1,613	1,613
Total loans	$1,898	$4,597	—	$6,495	$357,033	$363,528

	December 31, 2014
	31-59 Days	60-89 Days	90 Days Or	Total
	Past Due	Past Due	More Past Due	Past Due	Current	Total
	(In thousands)
Residential:
1-4 family	$425	—	—	$425	$238,489	$238,914
Home equity	4,133	$498	—	4,631	109,829	114,460
Other:
Other loans	1	—	—	1	2,789	2,790
Commercial & industrial	—	—	—	—	8,170	8,170
Overdrafts	—	—	—	—	1,248	1,248
Total loans	$4,559	$498	—	$5,057	$360,525	$365,582

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

The following table presents the calculation of earnings per share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Net income	$4,788	$1,602
Less: Dividends paid on and earnings allocated to participating securities	37	22
Income attributable to common stock	$4,751	$1,580
Weighted average common shares outstanding, including participating
securities	20,076,543	19,983,449
Less: Weighted average participating securities	153,335	292,173
Weighted average common shares outstanding	19,923,208	19,691,276
Basic earnings per common share	$0.24	$0.08

Weighted average common shares outstanding	19,923,208	19,691,276
Weighted average common equivalent shares outstanding	39,099	27,719
Weighted average common and equivalent shares outstanding	19,962,307	19,718,995
Diluted earnings per common share	$0.24	$0.08

Dividends per common share	$0.08	$0.06

There were 17,596 and 166,605 options outstanding at March 31, 2015, and 2014, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

6.  Benefit Plans

In addition to defined contribution pension and savings plans which cover substantially all employees, the Company provides additional retirement benefits to certain officers and directors pursuant to unfunded supplemental defined benefit plans. The following table summarizes the components of the net periodic pension cost of the defined benefit plans:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Service cost	$73	$109
Interest cost	123	153
Amortization of prior service cost	—	—
Amortization of net loss	50	188
Net periodic pension cost	$246	$450

The Company makes contributions to the unfunded defined benefit plans only as benefit payments become due. The Company disclosed in its 2014 Annual Report on Form 10-K that it expected to contribute $1,452 to the unfunded defined benefit plans during 2015. The Company contributed $297 to these plans for the three month period ended March 31, 2015.

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

The following table summarizes stock-based compensation activity for the three month period ended March 31, 2015:

		Weighted	Aggregate	Weighted Average
		Average Grant or	Intrinsic Value (2)	Remaining
Prior Option Plans (1):	Shares	Exercise Price	(In thousands)	Contractual Term
Outstanding at December 31, 2014	88,466	$25.14
Granted	—	—
Exercised	—	—
Cancelled or expired	(3,920)	20.33
Outstanding at March 31, 2015	84,546	25.36	$115	1.0

Exercisable at March 31, 2015	84,546	25.36	115	1.0

Non-vested at March 31, 2015	—	—

2010 Omnibus Incentive Plan:

Non-vested at December 31, 2014	210,717	$17.46
Granted at fair value	42,693	25.74
Restriction released	(66,725)	17.95
Cancelled	(13,286)	16.92
Non-vested at March 31, 2015	173,399	19.35

Available for grant at December 31, 2014	952,061
Restricted stock awards	(42,693)	$25.70
Unissued or cancelled	37,382	17.66
Available for future grant	946,750

(1)	2010 Plan includes restricted stock awards while prior option plans do not.
(2)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount changes based on the fair value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the three month period ended March 31, 2015 or the year ended December 31, 2014.

There was no net compensation expense related to stock options included in net income for the three month periods ended March 31, 2015 and 2014. There was no remaining unrecognized compensation expense related to stock options at March 31, 2015 and 2014.

Compensation expense of $432 and $416 related to the Company’s restricted stock awards was included in net income for the three month periods ended March 31, 2015 and 2014, respectively. The tax effect related thereto was $179 and $172, respectively. Unrecognized compensation expense related to restricted stock awards totaled $2,001 at March 31, 2015. This expense is expected to be recognized over a remaining weighted average period of 1.8 years.

During the three months ended March 31, 2015, 24,096 shares of restricted stock awards were withheld for the benefit of the participants to pay participants’ individual tax liability.

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

Other Real Estate Owned (“OREO”) — Real estate properties acquired through loan foreclosure are recorded at the lower of cost or fair value, net of estimated selling costs, at the time of foreclosure. Fair value is commonly based on real estate appraisals.

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

Assets and liabilities measured at fair value are summarized below:

	March 31, 2015
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$113,206	—	$113,206
Mortgage-backed securities - residential	—	557,259	—	557,259
Obligations of states and political subdivisions	—	97,992	—	97,992
Other debt securities	—	969	—	969
Mutual funds and other equity securities	$10,094	—	—	10,094
Total	$10,094	$769,426	—	$779,520

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial real estate	—	—	$725	$725
Construction	—	—	—	—
Residential	—	—	—	—
Commercial & industrial	—	—	—	—
Total	—	—	$725	$725

(1)

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally developed discounting criteria. The recorded investment in impaired loans subject to fair value reporting on March 31, 2015 was $725 for which no specific allowance has been established within the allowance for loan losses. During the three months ended March 31, 2015, there were no charge-offs related to these loans. The fair values were based on internally developed discounting criteria of the collateral and thus classified as Level 3 fair values.

	December 31, 2014
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Measured on a recurring basis:
Available for sale securities:
U.S. Treasury and government agencies	—	$120,422	—	$120,422
Mortgage-backed securities - residential	—	582,459	—	582,459
Obligations of states and political subdivisions	—	101,454	—	101,454
Other debt securities	—	970	—	970
Mutual funds and other equity securities	$10,411	—	—	10,411
Total	$10,411	$805,305	—	$815,716

Measured on a non-recurring basis:
Impaired loans: (1)
Commercial real estate	—	—	$725	$725
Construction	—	—	—	—
Residential	—	—	—	—
Commercial & industrial	—	—	—	—
Total	—	—	$725	$725

(1)

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 and Level 3 inputs which include independent appraisals and internally developed discounting criteria. The recorded investment in impaired loans subject to fair value reporting on December 31, 2014 was $725 for which no specific allowance has been established within the allowance for loan losses. During 2014, $167 of charge-offs were recorded related to these loans. The fair values were based on internally developed discounting criteria of the collateral and thus classified as Level 3 fair values.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at both March 31, 2015 and December 31, 2014:

	Fair Value	Valuation	Unobservable
Asset	(In thousands)	Technique	Inputs	Discount
Impaired loans - commercial real estate	$725	Sales comparison approach	Discounts to appraisals for market conditions	5%

9.  Fair Value of Financial Instruments

The Company follows the “Financial Instruments” topic of the FASB Accounting Standards Codification which requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2015 and December 31, 2014 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented, at the dates indicated were as follows:

			Fair Value Measurements
			Quoted Prices in	Significant	Significant
		Total	Active Markets for	Other Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
March 31, 2015	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Held to maturity securities and accrued interest	$3.5	$3.8	—	$3.8	—
FHLB stock	2.4	N/A	—	—	—
Loans and accrued interest	1,978.1	1,986.8	—	—	$1,986.8

Liabilities:
Deposits with no stated maturity and accrued interest	2,753.5	2,753.5	$2,753.5	—	—
Time deposits and accrued interest	105.5	105.4	—	105.4	—
Securities sold under repurchase agreements and accrued interest	19.9	19.9	19.9	—	—

			Fair Value Measurements
			Quoted Prices in	Significant	Significant
		Total	Active Markets for	Other Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
December 31, 2014	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Held to maturity securities and accrued interest	$4.2	$4.4	—	$4.4	—
FHLB stock	2.4	N/A	—	—	—
Loans and accrued interest	1,933.9	1,931.7	—	—	$1,931.7

Liabilities:
Deposits with no stated maturity and accrued interest	2,673.2	2,673.2	$2,673.2	—	—
Time deposits and accrued interest	108.1	107.9	—	107.9	—
Securities sold under repurchase agreements and accrued interest	28.2	28.2	28.2	—	—

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

10.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and accrued benefit liability adjustments which are also recognized as separate components of equity. Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Defined	Other
	Available	Benefit	Comprehensive
	For Sale	Plans	Income (Loss)
	(In thousands)
Balance at January 1, 2015	$342	$(1,063)	$(721)
Other comprehensive income before reclassification	2,886	—	2,886
Amounts reclassified from accumulated other comprehensive income	(36)	30	(6)
Net other comprehensive income during period	2,850	30	2,880
Balance at March 31, 2015	$3,192	$(1,033)	$2,159

Balance at January 1, 2014	$(5,328)	$(1,043)	$(6,371)
Other comprehensive income before reclassification	2,383	—	2,383
Amounts reclassified from accumulated other comprehensive income	(16)	113	97
Net other comprehensive income during period	2,367	113	2,480
Balance at March 31, 2014	$(2,961)	$(930)	$(3,891)

The following table represents the reclassification out of accumulated other comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Unrealized gains on securities available for sale:
Realized gains on securities transactions	$60	$26
Income tax expense	(24)	(10)
Net of tax	36	16
Amortization of pension and post-retirement benefit items:
Amortization of net actuarial loss	(50)	(188)
Amortization of prior service cost	—	—
Income tax expense	20	75
Net of tax	(30)	(113)
Total reclassifications, net of tax	$6	$(97)

The income statement line items impacted by the reclassification of unrealized gains (losses) on securities available for sale are net impairment loss recognized in earnings and income tax expense. The income statement line items impacted by the reclassification of amortization of pension and post-retirement benefit items are salaries and employee benefits and income tax expense.

11.  Recent Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply this ASU prospectively or retrospectively to all prior periods presented in the financial statements. We do not expect this ASU will have a material impact on our results of operations or financial position.

12.  Pending Business Combination

On April 30, 2015, the Company’s stockholders approved the Merger Agreement with Sterling. Completion of the Merger remains subject to obtaining regulatory approval and the satisfaction of the remaining customary closing conditions contained in the Merger Agreement. Assuming such conditions are satisfied, the Company currently expects to complete the Merger in the second calendar quarter of 2015.

13.  Subsequent Events

On May 1, 2015, the Company entered into an agreement to sell substantially all of its asset-based loans at 98 percent in conjunction with the asset-based lending team departing the Bank. The anticipated closing date is the second quarter of 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the Company’s consolidated financial condition at March 31, 2015 and December 31, 2014, and the consolidated results of operations for the three month periods ended March 31, 2015 and March 31, 2014. The Company is consolidated with its wholly owned subsidiaries Hudson Valley Bank, N.A. and its subsidiaries (collectively “HVB” or the “Bank”) and HVHC Risk Management Corp. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial information contained in the Company’s 2014 Annual Report on Form 10-K.

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, the Company has made various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2015. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about items such as new and existing programs and products, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “intends,” “estimates,” “predicts,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” and words of similar import. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 include, but are not limited to, statements regarding:

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

●	lower than expected demand for our products and services;
●	possible impairment of our goodwill and other intangible assets;
●	our inability to manage interest rate risk;
●	increased expense and burdens resulting from the regulatory environment in which we operate and our ability to comply with existing and future regulatory requirements;
●	our inability to maintain regulatory capital above the minimum levels the Bank has set as its minimum capital levels or such higher capital levels as may be required;
●	proposed legislative and regulatory action may adversely affect us and the financial services industry;
●

legislative and regulatory actions (including the impact of the Dodd-Frank Act and Consumer Protection Act and related regulations) may subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

●	future increased FDIC special assessments or changes to regular assessments;

●	potential liabilities under federal and state environmental laws;
●	legislative and regulatory changes to laws governing New York State’s taxation of HVB’s REIT subsidiary;
●	our ability to obtain regulatory approvals and meet other closing conditions to the Merger, including approval by Sterling Bancorp, on the expected terms and schedule;
●	delay in closing the Merger;
●	difficulties and delays in integrating the Sterling and Hudson Valley businesses or fully realizing cost savings and other benefits;
●	business disruption following the proposed Merger transaction; changes in asset quality and credit risk;
●	the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; and
●	the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions and divestitures.

We assume no obligation for updating any such forward-looking statements at any time.

Overview of Management’s Discussion and Analysis

This overview is intended to highlight selected information included in this Quarterly Report on Form 10-Q. It does not contain sufficient information for a complete understanding of the Company’s financial condition and operating results and, therefore, should be read in conjunction with this entire Quarterly Report on Form 10-Q and the Company’s 2014 Annual Report on Form 10-K.

The Company derives substantially all of its revenue from providing banking and related services to businesses, professionals, municipalities, not-for profit organizations and individuals within its market area, primarily Westchester County and Rockland County, New York, and portions of New York City. The Company’s assets consist primarily of cash and cash equivalents, loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on cash and cash equivalents, loans and investments, and interest expense on deposits and borrowed funds. The Company’s strategy includes consummation of the merger (the “Merger”) with Sterling Bancorp, and to a lesser extent, investigation of opportunities for expansion within our market area, select lending opportunities outside our market area, as well as an ongoing review of our existing branch system to evaluate if our current locations have or have not met expectations for growth and profitability. Considering current economic conditions, the Company’s primary market risk exposures are interest rate risk, the risk of deterioration of market values of collateral supporting the Company’s loan portfolio, particularly commercial and residential real estate, and potential risks associated with the impact of regulatory changes that have occurred and may continue to take place in reaction to current conditions in the financial system. Interest rate risk is the exposure of net interest income to changes in interest rates. Commercial and residential real estate are the primary collateral for the majority of the Company’s loans.

The Company recorded net income for the three month period ended March 31, 2015 of $4.8 million or $0.24 per diluted share, an increase of $3.2 million compared to net income of $1.6 million or $0.08 per diluted share for the same period in the prior year. The increase in earnings for the three month period ended March 31, 2015, compared to the same period in the prior year, was primarily due to higher interest income on loans and investments, lower non-interest expense, and the recognition of a tax benefit related to the sale of A.R. Schmeidler & Co., Inc. (“ARS”), partially offset by higher interest expense on deposits and a higher provision for loan losses.

Total loans increased $44.1 million to $1,971.5 million during the three month period ended March 31, 2015 compared to $1,927.4 million at the prior year end. The overall increase was primarily the result of new production in all loan categories in excess of payoffs and net paydowns, except residential other loans. The Company continues to provide lending availability to both new and existing customers.

Nonperforming assets decreased $0.5 million to $21.9 million during the three month period ended March 31, 2015, compared to $22.4 million at the prior year end. The Company has continued to maintain the allowance for loan losses at a higher than historical level, while recognizing the measurable improvements in overall asset quality and the general economic outlook. The allowance for loan losses totaled $28.4 million or 1.44 percent of total loans at March 31, 2015, compared to $27.3 million or 1.42 percent of total loans at December 31, 2014. The provision for loan losses totaled $1.4 million for the three month period ended March 31, 2015, compared to $0.1 million for the same period in the prior year. The increase in the provision for the three months ended March 31, 2015 as compared to the same period in 2014 was predicated upon loan growth coupled with the effects of net charge-offs totaling $0.3 million during the three months ended March 31, 2015 compared to the $0.8 million net recovery recorded in the same period in 2014.

Total deposits increased by $77.7 million to $2,858.8 million during the three month period ended March 31, 2015, compared to $2,781.1 million at the prior year end. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits.

The net interest margin was 3.21 percent for the three month period ended March 31, 2015, compared to 3.14 percent for the same period in the prior year. During the year ended December 31, 2014, the Company significantly reduced its level of excess liquidity, primarily by originating new loans, purchasing investment securities and repaying other borrowings. Net interest income increased by $2.4 million or 11.0 percent to $24.1 million for the three month period ended March 31, 2015 compared to $21.7 million for the same period in the prior year.

The tax equivalent net interest margin was 3.25 percent for the three month period ended March 31, 2015, compared to 3.19 percent for the same period in the prior year. As a result of the aforementioned activity in the Company’s core businesses of loans and deposits and other asset/liability management activities, tax equivalent basis net interest income increased by $2.3 million or 10.4 percent to $24.4 million for the three month period ended March 31, 2015, compared to $22.1 million for the same period in the prior year. Tax equivalent basis net interest income is a non-GAAP financial measure.

The Company’s non-interest income was $2.5 million for both of the three month periods ended March 31, 2015 and 2014. Service charges decreased by $0.1 million and investment advisory fees decreased by $1.8 million due to the sale of ARS in January 2015, which was offset by the previously disclosed $1.9 million pre-tax prepayment penalty for the redemption of the FHLB borrowings in January 2014.

Non-interest expense was $19.9 million for the three month period ended March 31, 2015, compared to $21.8 million for the same period in the prior year. The decrease for the three month period ended March 31, 2015, compared to the same period in the prior year, was primarily due to lower salaries and employee benefits related to the disposition of ARS and employee turnover ahead of the Merger.

Hudson Valley’s capital ratios remain in excess of “well capitalized” levels generally applicable to banks under current regulations. At March 31, 2015, Hudson Valley Holding Corp. maintained a total risk-based capital ratio of 15.1 percent, a tier 1 risk-based capital ratio of 13.9 percent, a common equity tier 1 risk-based capital ratio of 13.9 percent, and a tier 1 leverage ratio of 9.4 percent. At March 31, 2015, Hudson Valley Bank, N.A. maintained a total risk-based capital ratio of 14.9 percent, a tier 1 risk-based capital ratio of 13.6 percent, a common equity tier 1 risk-based capital ratio of 13.6 percent, and a tier 1 leverage ratio of 9.2 percent.

Critical Accounting Policies

Application of Critical Accounting Policies — The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, are those that most frequently require management to make estimates and judgments, and therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors. There have been no changes to the Company’s critical accounting policies during the three months ended March 31, 2015.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2015 and March 31, 2014

Summary of Results

The Company recorded net income of $4.8 million or $0.24 per diluted share for the three month period ended March 31, 2015, compared to net income of $1.6 million or $0.08 per diluted share for the same period in the prior year. The increase in net income for the three month period ended March 31, 2015, compared to the same period in the prior year, was primarily due to higher interest income on loans and investments, lower non-interest expense, and the recognition of a tax benefit related to the sale of ARS, partially offset by higher interest expense on deposits and a higher provision for loan losses. The provision for loan losses totaled $1.4 million for the three month period ended March 31, 2015, compared to $0.1 million for the same period in the prior year.

Annualized returns on average stockholders’ equity and average assets were 6.4 percent and 0.6 percent, respectively, for the three month period ended March 31, 2015, compared to 2.2 percent and 0.2 percent, respectively, for the same period in the prior year. Returns on adjusted average stockholders’ equity were 6.4 percent and 2.2 percent for the three month periods ended March 31, 2015 and 2014, respectively. Adjusted average stockholders’ equity excludes the effects of average net unrealized gains (losses), net of tax, offset by the tax equivalent income (loss) adjustment, totaling $2.4 million and ($3.1) million for the three month periods ended March 31, 2015 and 2014, respectively. The annualized return on adjusted average stockholders’ equity is, under SEC regulations, a non-GAAP financial measure. Management believes that this non-GAAP financial measure more closely reflects actual performance, as it is more consistent with the Company’s stated asset/liability management strategies, which do not contemplate significant realization of market gains or losses on securities available for sale which were primarily related to changes in interest rates or illiquidity in the marketplace.

Average Balances and Interest Rates

The following tables set forth the average balances of interest earning assets and interest bearing liabilities as well as total interest and corresponding yields and rates for each of the periods indicated:

	Three Months Ended March 31,
		2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest (3)	Rate	Balance	Interest (3)	Rate
(Unaudited)	(Dollars in thousands)
ASSETS
Interest earning assets:
Deposits in Banks	$ 273,187	$ 151	0.22%	$ 585,180	$ 341	0.23%
Federal funds sold	13,893	7	0.20%	20,386	8	0.16%
Securities: (1)
Taxable	702,911	3,302	1.88%	456,914	2,318	2.03%
Exempt from federal income taxes	101,201	849	3.36%	91,162	969	4.25%
Loans, net (2)	1,912,572	21,278	4.45%	1,615,848	19,538	4.84%
Total interest earning assets	3,003,764	25,587	3.41%	2,769,490	23,174	3.35%
Non-interest earning assets:
Cash & due from banks	56,465			59,397
Other assets	101,736			111,579
Total non-interest earning assets	158,201			170,976
Total assets	$ 3,161,965			$ 2,940,466
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Money market	$ 952,365	$ 799	0.34%	$ 895,318	$ 745	0.33%
Savings	128,334	34	0.11%	124,311	43	0.14%
Time	106,649	119	0.45%	115,035	133	0.46%
Checking with interest	548,769	214	0.16%	456,403	169	0.15%
Securities sold under repo & other s/t borrowings	24,940	6	0.10%	28,900	6	0.08%
Other borrowings	—	—	0.00%	911	10	4.39%
Total interest bearing liabilities	1,761,057	1,172	0.27%	1,620,878	1,106	0.27%
Non-interest bearing liabilities:
Demand deposits	1,072,245			998,911
Other liabilities	30,200			30,830
Total non-interest bearing liabilities	1,102,445			1,029,741
Stockholders' equity (1)	298,463			289,847
Total liabilities and stockholders' equity	$ 3,161,965			$ 2,940,466
Net interest earnings		$ 24,415			$ 22,068
Net yield on interest earning assets			3.25%			3.19%

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

The following table sets forth the non-GAAP financial disclosures and reconciliations for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Total average interest earning assets:
As reported	$3,007,929	$2,764,533
Unrealized gain (loss) on securities available-for-sale (a)	4,165	(4,957)
Adjusted total average interest earning assets	$3,003,764	$2,769,490
Net interest income:
As reported	$24,118	$21,729
Adjustment to tax equivalency basis (b)	297	339
Adjusted net interest income	$24,415	$22,068
Net yield on average interest earning assets:
As reported	3.21%	3.14%
Effects of (a) and (b) above	0.04%	0.05%
Adjusted net yield on average interest earning assets	3.25%	3.19%
Average stockholders' equity:
As reported	$300,932	$286,740
Effects of (a) and (b) above	2,469	(3,107)
Adjusted average stockholders' equity	$298,463	$289,847
Interest income:
As reported	$25,290	$22,835
Adjustment to tax equivalency basis (b)	297	339
Adjusted interest income	$25,587	$23,174
Gross yield on average interest earning assets:
As reported	3.36%	3.30%
Effects of (a) and (b) above	0.05%	0.05%
Adjusted gross yield on average interest earning assets	3.41%	3.35%

The following table sets forth the interest rate spread on a tax equivalent basis for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Average interest rate on:
Total average interest earning assets	3.41%	3.35%
Total average interest bearing liabilities	0.27%	0.27%
Total interest rate spread	3.14%	3.08%

Interest rate spreads increase or decrease as a result of the relative change in average interest rates on interest earning assets compared to the change in average interest rates on interest bearing liabilities. Management cannot predict what impact market conditions will have on its interest rate spread and future compression may occur.

Interest Differential

The following table sets forth the changes in interest income, interest expense and net interest income for the periods indicated:

	Three Months Ended March 31,
	2015 Compared to 2014
	Volume	Rate	Total (1)
	(In thousands)
Interest income:
Deposits in banks	$(182)	$(8)	$(190)
Federal funds sold	(3)	2	(1)
Securities:
Taxable	1,248	(264)	984
Exempt from federal income taxes (2)	107	(227)	(120)
Loans, net	3,588	(1,848)	1,740
Total interest income	4,758	(2,345)	2,413

Interest expense:
Deposits:
Money market	47	7	54
Savings	1	(10)	(9)
Time	(10)	(4)	(14)
Checking with interest	34	11	45
Securities sold under repo & other s/t borrowings	(1)	1	—
Other borrowings	(10)	—	(10)
Total interest expense	61	5	66
Interest differential	$4,697	$(2,350)	$2,347

(1)	Changes attributable to both rate and volume are allocated between the rate and volume variances based upon their absolute relative weight to the total change.
(2)	Equivalent yields on securities exempt from federal income taxes are based on a federal statutory rate of 35 percent in 2015 and 2014.

Net Interest Income

Net interest income, on a tax equivalent basis, increased $2.3 million, or 10.4 percent, to $24.4 million during the three months ended March 31, 2015 compared to $22.1 million in same period in 2014.  The increase in 2015, compared to 2014, was primarily due to an increase in the average balance of higher yielding loans and investment securities, funded by a decrease in the average balance of deposits in banks coupled with an increase in the overall rate earned on interest earning assets. The tax equivalent basis of the net interest margin increased to 3.25 percent in 2015, compared to 3.19 percent in 2014. Net interest income recognized in accordance with GAAP increased by $2.4 million, or 11.1 percent, to $24.1 million for the three months ended March 31, 2015 as compared to $21.7 million in 2014.

Net interest income recognized in accordance with GAAP, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income represented 87.0 percent of total revenue for the three months ended March 31, 2015 as compared to 85.8 percent for the three months ended March 31, 2014. Net interest income is dependent on the volume and composition of interest-earning assets and interest-bearing liabilities along with the interest rates in the market. The Company’s net interest income reflects new loan production and the purchase of securities in June 2014, partially offset by the continued low interest rate environment. The low interest rate environment resulted in interest-earning assets re-pricing at lower yields. Interest income from loans receivable comprised the largest component of interest income at 84.1 percent for the three months ended March 31, 2015, as compared to 85.6 percent for the three months ended March 31, 2014. Average loans receivable totaled 63.7 percent of interest-earning assets at March 31, 2015 as compared to 58.3 percent at March 31, 2014.

The “Average Balances and Interest Rates” table displays average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The tax equivalent net interest margin was 3.25 percent in the first quarter of 2015 compared to 3.19 percent in the first quarter of 2014. Tax equivalent net interest income for the first quarter of 2015 was $24.4 million as compared to $22.1 million for the first quarter of 2014. The increase in tax equivalent net interest income was due to higher interest income on loans and investments due to the previously mentioned growth, partially offset by lower interest income on deposits in banks due to the redeployment of excess cash into investment securities.

Tax equivalent interest income increased $2.3 million or 10.4 percent, to $24.4 million for the three months ended March 31, 2015, as compared to $22.1 million for the three months ended March 31, 2014.

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

Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in average loans and investments, and a lower average cost of interest bearing liabilities, partially offset by a volume decrease in deposits in banks and federal funds sold resulted in slightly higher interest income for the three month period ended March 31, 2015, compared to the same periods in the prior year. Adjusted total average interest earning assets for the three month period ended March 31, 2015, increased $234.3 million or 8.5 percent to $3,003.8 million, compared to $2,769.5 million for the same period in the prior year.

Loans are the largest component of interest earning assets. Average net loans increased $296.8 million or 18.4 percent to $1,912.6 million for the three month period ended March 31, 2015, compared to $1,615.8 million for the same period in the prior year. The increase in average loans resulted from new production in excess of payoffs and paydowns. The average yield on loans was 4.45 percent for the three month period ended March 31, 2015, compared to 4.84 percent for the same period in the prior year. This reduction resulted primarily from continued historically low interest rates and their effect on the yield of new and renewing loans. Interest income on loans was higher for the three month period ended March 31, 2015, compared to the same period in the prior year, due to higher volume.

Average total securities, including FHLB stock and excluding net unrealized gains and losses, increased $256.0 million or 46.7 percent to $804.1 million for the three month period ended March 31, 2015, compared to $548.1 million for the same period in the prior year. The increase in average total securities resulted primarily from the $304 million of securities purchased in June 2014. The average tax equivalent basis yield on securities was 2.06 percent for the three month period ended March 31, 2015, compared to 2.40 percent for the same period in the prior year. Tax equivalent basis interest income on securities increased for the three month period ended March 31, 2015, compared to the same period in the prior year, due to higher volume, partially offset by lower interest rates.

Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities, comprised of deposits and borrowings. Interest expense increased $0.1 million or 9.1 percent to $1.2 million for the three month period ended March 31, 2015, compared to $1.1 million for the same period in the prior year. Average interest bearing liabilities increased $140.2 million or 8.6 percent to $1,761.1 million for the three month period ended March 31, 2015, compared to $1,620.9 million for the same period in the prior year. The increase in average interest bearing liabilities for the three month period ended March 31, 2015, compared to the same period in the prior year, was due to volume increases in interest bearing deposits, partially offset by volume decreases in securities sold under repurchase agreements and other borrowings. The average interest rate paid on interest bearing liabilities remained unchanged at 0.27 percent for both of the three month periods ended March 31, 2015 and 2014.

Average non-interest bearing demand deposits increased $73.3 million or 7.3 percent to $1,072.2 million for the three month period ended March 31, 2015 compared to $998.9 million for the same period in the prior year. Non-interest bearing demand deposits are an important component of the Company’s ongoing asset liability management, and also have a direct impact on the determination of net interest income.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2015 was $1.4 million compared to $0.1 million for the same period in 2014. The increase in the provision for loan losses was primarily predicated upon the growth of gross loans receivable and net charge-offs totaling $0.3 million for the three months ended March 31, 2015 compared to net recoveries of $0.8 million for the same period in the prior year.

Non-Interest Income

Non-interest income totaled $2.5 million for both the three months ended March 31, 2015 and 2014.

Investment advisory fees decreased $1.8 million dollars for the three months ended March 31, 2015 compared to the same period in 2014.  The decrease is attributable to the sale of ARS in January 2015.

Non-interest income for the three months ended March 31, 2014 included a $1.9 million pre-tax prepayment penalty for the redemption of all of the Company’s outstanding FHLB borrowings in January 2014.

Non-Interest Expense

Non-interest expense decreased $1.9 million, or 8.7 percent, to $19.9 million for the three months ended March 31, 2014 compared to $21.8 million for the same period in 2014.  The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits.

Salaries and employee benefits, the largest component of non-interest expense, decreased $1.7 million, or 13.1 percent, to $11.3 million for the three months ended March 31, 2015 as compared to $13.0 million during the same period in 2014. The decrease in 2015 resulted primarily from the sale of ARS coupled with employee turnover prior to the consummation of the Merger.

Professional service fees increased $0.5 million or 29.4 percent to $2.2 million for the three month period ended March 31, 2015, compared to $1.7 million for the same period in the prior year, primarily due to Merger related legal and advisory fees.

Business development expense decreased $0.3 million or 42.9 percent to $0.4 million for the three month period ended March 31, 2015, compared to $0.7 million for the same period in the prior year, primarily due to lower advertising costs.

The FDIC assessment decreased $0.1 million or 16.7 percent to $0.5 million for the three month period ended March 31, 2015, compared to $0.6 million for the same period in the prior year, primarily due to changes in the Bank’s premium calculation base and assessment rate.

Income Taxes

Income taxes of $0.6 million were recorded in the three month period ended March 31, 2015, compared to $0.7 million for the same period in the prior year. The overall effective income tax rate was 11.2 percent for the three month period ended March 31, 2015, compared to 31.5 percent for the same period in the prior year. The 2015 effective rate included a $1.2 million tax benefit related to the sale of ARS. Absent the tax benefit recognized in relation to the sale of ARS, the effective tax rate would have approximated 33.5 percent.

The Company is currently subject to a statutory Federal tax rate of 35 percent, a New York State tax rate of 7.1 percent plus a 17 percent surcharge, and a New York City tax rate of approximately 9 percent. Prior to the consolidation/closure of our Connecticut branches, we were also subject to a Connecticut State tax rate of 7.5 percent.

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

Financial Condition at March 31, 2015 and December 31, 2014

Assets

The Company had total assets of $3,208.3 million at March 31, 2015, an increase of $69.7 million or 2.2 percent from $3,138.6 million at December 31, 2014.

Cash and Due from Banks

Cash and due from banks was $365.5 million at March 31, 2015, an increase of $72.6 million or 24.8 percent from $292.9 million at December 31, 2014. Included in cash and due from banks is interest earning deposits of $323.6 million at March 31, 2015, compared to $259.7 million at December 31, 2014. The increase was primarily due to maturities of investment securities and an increase in deposit accounts.

Federal Funds Sold

Federal funds sold totaled $11.7 million at March 31, 2015, a decrease of $2.0 million or 14.6 percent from $13.7 million at December 31, 2014. Federal funds sold were also used to fund loan originations.

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

The available for sale portfolio totaled $779.5 million at March 31, 2015 which was a decrease of $36.2 million or 4.4 percent from $815.7 million at December 31, 2014. The amortized cost of mortgage-backed securities decreased $28.8 million, U.S. Treasury and agency securities decreased $8.1 million, obligations of states and political subdivisions decreased $3.7 million, while other debt securities remained the same.

The held to maturity portfolio totaled $3.5 million at March 31, 2015, which was a decrease of $0.7 million or 16.7 percent from $4.2 million at December 31, 2014. The decrease was due to principal payments on mortgage-backed securities and maturities of obligations of states and political subdivisions.

The Bank, as a member of the FHLB, invests in stock of the FHLB as a prerequisite to obtaining funding under various programs offered by the FHLB. The Bank must purchase additional shares of FHLB stock to obtain increases in such borrowings. Shares in excess of required amounts for outstanding borrowings are generally redeemed by the FHLB. The investment in FHLB stock totaled $2.4 million at both March 31, 2015, and December 31, 2014.

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

Loan Portfolio

Net loans totaled $1,943.7 million at March 31, 2015, an increase of $42.9 million or 2.3 percent from $1,900.8 million at December 31, 2014. The overall increase in loans was primarily driven by loan originations and purchases totaling $68.4 million, partially offset by $25.5 million of pay-downs, payoffs, and other changes.

The loan portfolio, excluding loans held for sale, is comprised of the following:

	March 31	December 31
	2015	2014
	(In thousands)
Real estate:
Commercial	$623,160	$617,299
Construction	103,727	101,802
Residential multi-family	328,277	326,416
Residential other	391,265	394,820
Commercial & industrial	485,037	448,628
Individuals & lease financing	40,077	38,439
Total loans	1,971,543	1,927,404
Deferred loan costs, net	518	752
Allowance for loan losses	(28,355)	(27,342)
Loans, net	$1,943,706	$1,900,814

The following table illustrates the trend in nonperforming assets from March 2014 to March 2015:

	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
	2015	2014	2014	2014	2014
	(Dollars in thousands)
Total loans past due 90 days or more and still accruing	—	—	—	—	—
Non-accrual loans:
Real estate:
Commercial	$13,071	$13,781	$15,490	$6,916	$6,526
Construction	879	879	879	879	879
Residential	7,311	7,474	10,658	12,751	13,093
Total real estate	21,261	22,134	27,027	20,546	20,498
Commercial & industrial	460	250	—	—	508
Lease financing & other	—	—	—	—	—
Total non-accrual loans	21,721	22,384	27,027	20,546	21,006
Other real estate owned	222	—	—	—	—
Total nonperforming assets including loans held for sale	$21,943	$22,384	$27,027	$20,546	$21,006

Net charge-offs during quarter	$341	$983	$202	$89	$(836)
Nonperforming assets to total assets	0.68%	0.71%	0.87%	0.64%	0.72%

Non-accrual loans totaled $21.7 million at March 31, 2015, compared to $22.4 million at December 31, 2014. There was no interest income on non-accrual loans included in net income for the three month period ended March 31, 2015 and the year ended December 31, 2014. Gross interest income that would have been recorded if these borrowers had been current in accordance with their original loan terms was $0.3 million for the three month period ended March 31, 2015.

Net income is adversely impacted by the level of nonperforming assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provision for loan losses and incur higher collection costs and other costs associated with the management and disposition of foreclosed properties.

During the three month period ended March 31, 2015:

•	Non-accrual commercial real estate loans decreased $0.7 million resulting from principal payments of $0.2 million and charge-offs of $0.5 million.
•	Non-accrual construction loans remained unchanged at $0.9 million.
•

Non-accrual residential loans decreased $0.2 million resulting from principal payments of $0.1 million and the transfer of one loan totaling $0.2 million to OREO, partially offset by the addition of one loan totaling $0.1 million.

•	Non-accrual commercial and industrial loans increased $0.2 million resulting from the addition of four loans totaling $0.3 million, partially offset by principal payments of $0.1 million.

There were no loans past due 90 days or more and still accruing at March 31, 2015 and December 31, 2014. The Company had $19.0 million and $7.9 million of loans that were 31-89 days delinquent and still accruing at March 31, 2015 and December 31, 2014, respectively.

There were twenty-three loans totaling $25.5 million and twenty-three loans totaling $25.8 million at March 31, 2015 and December 31, 2014, respectively, that were considered troubled debt restructurings. There were fifteen loans totaling $19.9 million at March 31, 2015 and fifteen loans totaling $20.1 million at December 31, 2014 that were performing in accordance with their restructured terms. The remaining loans which totaled $5.6 million and $5.7 million at March 31, 2015 and December 31, 2014, respectively, were on non-accrual status.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb inherent probable losses in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans and a formula component to consider historical loan loss experience and additional risk factors affecting the portfolio.

A summary of the components of the allowance for loan losses, changes in the components and the impact of charge-offs/recoveries on the resulting provision for loan losses for the dates indicated is as follows:

		Change			Change
	Mar 31	During	Dec 31	Mar 31	During	Dec 31
	2015	2015	2014	2014	2014	2013
	(Dollars in thousands)
Components
Specific:
Real estate:
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Lease financing & other	—	—	—	—	—	—
Total specific component	—	—	—	—	—	—
Formula:
Real estate:
Commercial	$11,771	$545	$11,226	$11,538	$307	$11,231
Construction	3,816	173	3,643	4,314	(327)	4,641
Residential	6,119	(154)	6,273	6,537	301	6,236
Commercial & industrial	6,383	606	5,777	4,085	649	3,436
Lease financing & other	266	(157)	423	430	(16)	446
Total formula component	28,355	1,013	27,342	26,904	914	25,990
Total allowance	$28,355		$27,342	$26,904		$25,990

Net change		1,013			914
Net charge-offs (recoveries) (1)		341			(836)
Provision for loan losses		$1,354			$78

Coverage ratio (2)	131%		122%	128%		111%
Coverage ratio excluding partial charge-offs	130%		121%	128%		110%

(1)	Includes partial charge-offs of $0.5 million and $0.6 million related to nonperforming and impaired loans for the three month periods ended March 31, 2015 and 2014, respectively.
(2)	Coverage ratio is the allowance for loan losses divided by total nonperforming loans.

The specific component of the allowance for loan losses is the result of our analysis of impaired loans and our determination of the amount required to reduce the carrying amount of such loans to estimated fair value. Accordingly, such allowance is dependent on the particular loans and their characteristics at each measurement date, not necessarily the total amount of such loans. The Company usually records partial charge-offs as opposed to specific reserves for impaired loans that are real estate collateral dependent and for which independent appraisals have determined the fair value of the collateral to be less than the carrying amount of the loan. During the three months ended March 31, 2015, the Company recorded $0.5 million of charge-offs related to impaired loans. At March 31, 2015 and December 31, 2014, the Company had no specific reserves allocated, as partial charge-offs were recorded for all identified impairments. The Company’s analyses as of March 31, 2015 and December 31, 2014 indicated that impaired loans were principally real estate collateral dependent and that there was sufficient underlying value to indicate expected recovery of the carrying amount of the loans.

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

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2015. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Deposits

Deposits totaled $2,858.8 million at March 31, 2015, an increase of $77.7 million or 2.8 percent from $2,781.1 million at December 31, 2014. The increase resulted primarily from higher checking and money market account balances. The Company continued to emphasize its core deposit growth, while placing less emphasis on non-core deposits including deposits which are obtained on a bid basis. The following table presents a summary of deposits at the dates indicated:

	March 31	December 31	Increase
	2015	2014	(Decrease)
	(In thousands)
Demand deposits	$1,102,742	$1,081,251	$21,491
Money market accounts	961,855	962,487	(632)
Savings accounts	130,377	128,252	2,125
Time deposits of $100,000 or more	78,165	80,332	(2,167)
Time deposits of less than $100,000	27,263	27,739	(476)
Checking with interest	558,410	501,011	57,399
Total deposits	$2,858,812	$2,781,072	$77,740

Borrowings

Total borrowings were $19.9 million at March 31, 2015, a decrease of $8.3 million or 29.4 percent from $28.2 million at December 31, 2014. These borrowings consist of securities sold under repurchase agreements which can fluctuate on a daily basis. Borrowings are utilized as part of the Company’s continuing efforts to effectively leverage its capital and to manage interest rate risk.

Stockholders’ Equity

Stockholders’ equity totaled $303.8 million at March 31, 2015, an increase of $6.2 million or 2.1 percent from $297.6 million at December 31, 2014. The increase in stockholders’ equity resulted from net income of $4.8 million, an increase in accumulated other comprehensive income of $2.9 million, restricted stock issued of $0.1 million, partially offset by cash dividends paid on common stock of $1.6 million.

The Company’s and the Bank’s capital ratios at the dates indicated were as follows:

			Minimum to be
	March 31	December 31	Considered
	2015	2014	Well Capitalized
Tier 1 leverage:
Company	9.4%	9.3%	N/A
HVB	9.2%	9.1%	5.0%
Common equity tier 1 risk-based capital: (1)
Company	13.9%	N/A	N/A
HVB	13.6%	N/A	6.5%
Tier 1 risk-based capital:
Company	13.9%	13.9%	N/A
HVB	13.6%	13.6%	8.0%
Total risk-based capital:
Company	15.1%	15.1%	N/A
HVB	14.9%	14.8%	10.0%

(1)	New capital ratio requirement effective January 1, 2015.

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

The Company’s liquid assets at March 31, 2015 include cash and due from banks of $41.9 million, $323.6 million of interest earning deposits and federal funds sold of $11.7 million. Interest earning deposits and federal funds sold represent the Company’s excess liquid funds which are invested with other financial institutions and are available daily.

Other sources of liquidity include maturities and principal and interest payments on loans and securities. The loan and securities portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and re-investable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long term liquidity. The amortized cost of securities having contractual maturities, expected call dates or average lives of one year or less amounted to $99.0 million at March 31, 2015. This represented 11.6 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals, real estate loans other than construction loans and lease financing, $189.8 million, or 9.6 percent of loans at March 31, 2015, mature in one year or less. The Company may increase liquidity by selling certain residential mortgages, or exchanging them for mortgage-backed securities that may be sold in the secondary market.

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

HVB is a member of the FHLB. As a member, HVB is able to participate in various FHLB borrowing programs which require certain investments in FHLB common stock as a prerequisite to obtaining funds. As of March 31, 2015, HVB had short-term borrowing lines with the FHLB of $182 million with no amounts outstanding. These and various other FHLB borrowing programs available to members are subject to availability of qualifying loan and/or investment securities collateral and other terms and conditions.

HVB also has unsecured overnight borrowing lines totaling $75 million with three major financial institutions which were all unused and available at March 31, 2015.  In addition, HVB has approved lines under Retail Certificate of Deposit Agreements with three major financial institutions approximating $1.2 billion of which no balances were outstanding as at March 31, 2015. Utilization of these lines is subject to product availability and other restrictions.

Additional liquidity is also provided by the Company’s ability to borrow from the Federal Reserve Bank’s discount window. In response to the current economic crisis, the Federal Reserve Bank has increased the ability of banks to borrow from this source through its Borrower-in-Custody (“BIC”) program, which expanded the types of collateral which qualify as security for such borrowings. HVB has been approved to participate in the BIC program. There were no balances outstanding with the Federal Reserve at March 31, 2015.

As of March 31, 2015, the Company had qualifying loan and investment securities totaling approximately $746 million which could be utilized under available borrowing programs thereby increasing liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk at December 31, 2014 were previously reported in the Company’s 2014 Annual Report on Form 10-K. There have been no material changes in the Company’s market risk exposure at March 31, 2015 compared to December 31, 2014.

The Company’s primary market risk exposure is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.

All market risk sensitive instruments are classified either as available for sale or held to maturity with no financial instruments entered into for trading purposes. The Company from time to time uses derivative financial instruments to manage risk. The Company did not enter into any new derivative financial instruments during the three month period ended March 31, 2015. The Company had no derivative financial instruments in place at March 31, 2015 and December 31, 2014.

The Company uses a simulation analysis to evaluate market risk to changes in interest rates. The simulation analysis at March 31, 2015 shows the Company’s net interest income increasing slightly if interest rates rise and decreasing slightly if interest rates fall, considering a continuation of the current yield curve. A change in the shape or steepness of the yield curve will impact our market risk to change in interest rates.

The Company also prepares a static gap analysis which, at March 31, 2015, shows a positive cumulative static gap of $460.3 million in the one year time frame.

The following table illustrates the estimated exposure under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income assuming a gradual shift in interest rates for the next 12 month measurement period, beginning March 31, 2015.

	Percent Change in Estimated
	Net Interest Income from
Gradual Change in Interest Rates	March 31, 2015	Policy Limit
+200 basis points	2.0%	(12.5)%
-100 basis points	(2.5)%	(7.5)%

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

The Company’s CEO and CFO have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Our business is subject to various risks. These risks are included in our 2014 Annual Report on Form 10-K under “Risk Factors”. There have been no material changes in such risk factors since the date of such report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by the Company of its common stock during the periods indicated:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2015 – January 31, 2015	—	—	—	—
February 1, 2015 – February 28, 2015	7,824	$25.77	—	—
March 1, 2015 – March 31, 2015	16,272	25.66	—	—
Total	24,096	$25.70	—	—

(1)	Represents shares of common stock withheld from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards.
(2)	The Company does not have a stock repurchase plan or program in place.

Item 6.  Exhibits

3.1	Restated Certificate of Incorporation of Hudson Valley Holding Corp. (1)
3.2	Amended and Restated By-Laws of Hudson Valley Holding Corp. (2)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 20, 2009 (File No. 001-34453).
(2)	Incorporated herein by reference to Exhibit 3(ii) to the registrant’s Current Report on Form 8-K filed with the Commission on April 28, 2010 (File No. 001-34453).
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VALLEY HOLDING CORP.

By:	/s/ Michael J. Indiveri
Michael J. Indiveri
Executive Vice President,
Chief Financial Officer

May 6, 2015